Form 10-K
period 2004-12-31
Universal Truckload Services, Inc.
filed 2005-03-30
CIK 1308208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004                        OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 0-120510

UNIVERSAL TRUCKLOAD SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-3640097
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11355 Stephens Road
Warren, Michigan 48089
(Address, including Zip Code of Principal Executive Offices)

(586) 920-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, no par value
(TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☑

As of March 24, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 24, 2005, as reported by The Nasdaq Stock Market, was approximately $135.6 million (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates). The registrant’s common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

The number of shares of common stock, no par value, issued and outstanding as of March 24, 2005, was 16,117,500.

DOCUMENTS INCORPORATED BY REFERENCE - None

UNIVERSAL TRUCKLOAD SERVICES, INC.
2004 ANNUAL REPORT ON FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements and assumptions in this Form 10-K are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Factors That May Affect Future Results or Forward Looking Statements” in Item 7 in this Form 10-K, as well as any other cautionary language in Item 7 of this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

Unless the context indicates otherwise, “we,” “our” and “us” refers to Universal Truckload Services, Inc. and its subsidiaries.

PART I

ITEM 1: BUSINESS

Overview

We are a primarily non-asset based provider of transportation services to shippers throughout the United States and in the Canadian provinces of Ontario and Quebec. Our over-the-road trucking services include both flatbed and dry van operations and we provide rail-truck and steamship-truck intermodal support services. We also offer truck brokerage services, which allow us to supplement our capacity and provide our customers with transportation of freight not handled by our owner-operators.

We primarily operate through a contractor network of approximately 560 agents and over 2,100 owner-operators who provide us with over 2,600 tractors and approximately 1,700 trailers. Customer relationships are primarily managed by our agents who solicit freight business directly from shippers and also provide dispatch and other services to our owner-operators. Our owner-operators own, operate and maintain substantially all of the tractors and approximately 53% of the trailers used in our business. Some of our owner-operators also act as fleet contractors and provide us with multiple tractors and drivers. In return for their services, we pay our agents and owner-operators fixed commissions based on a percentage of the revenue they generate for us. This network of agents and owner-operators allows us to minimize our investment in tractors and trailers, manage our sales effort in a manner we believe is more efficient than employing a large sales staff, and maximize the variable portion of our cost structure. In addition, through our brokerage operations, we are able to expand our capacity by arranging for other carriers to transport shipments when we generate more freight shipments than our owner-operators can service.

We believe our commission schedule, prompt payment practices, industry reputation, financial stability, back office support and national freight network helps us to attract agents and owner-operators. In addition, we acquired the operations of five transportation companies since October 2000 and are continually evaluating new acquisition opportunities.

We were incorporated in Michigan on December 11, 2001. Our principal executive offices are located at 11355 Stephens Road, Warren, Michigan 48089. Our website address is www.goutsi.com. The information contained on, or accessible through our website is not a part of this Form 10-K.

Our predecessor began operations in 1981 when Universal Am-Can Ltd. was formed as an owner-operator and agent based truckload carrier hauling general commodities over irregular routes in North America. Prior to December 31, 2001, we conducted our operations through several independent operating subsidiaries, all of which were owned by CenTra, Inc., a Delaware corporation (or CenTra), which is a private company wholly owned by Matthew T. Moroun and a trust controlled by Manuel J. Moroun. On December 31, 2001, CenTra completed a corporate reorganization pursuant to which all of our operating subsidiaries became wholly owned subsidiaries of Universal Truckload Services, Inc., a newly formed Michigan corporation and wholly owned subsidiary of CenTra. On December 31, 2004, CenTra distributed all of our shares held by it to its shareholders, Matthew T. Moroun and a trust controlled by Manuel J. Moroun.

Industry

According to the American Trucking Associations, or ATA, the trucking industry was estimated at approximately $610.1 billion in revenue in 2003 and accounted for approximately 86.9% of domestic spending on freight transportation. The trucking industry is highly competitive on the basis of service and price and is necessary in many industries operating in the United States. Customers generally chose truck transportation over other surface transportation modes due to the industry’s higher levels of reliability, shipment integrity and speed.

The trucking industry includes both private fleets and “for-hire’’ carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods and, according to the ATA, accounted for approximately $278.5 billion of revenue in 2003. For-hire carriers include both truckload and less-than truckload operations. We operate in the highly fragmented for-hire truckload segment of this market, which according to the ATA generated revenues of approximately $269.7 billion in 2003. Truckload carriers dedicate an entire trailer to one customer from origin to destination and can be further classified by the trailing equipment they use to haul a customer’s freight, such as dry van, temperature-controlled, tank or flatbed.

Our primary source of revenue results from hauling flatbed and dry van freight, which during the year ended December 31, 2004 accounted for $326.8 million, or 90.3% of our revenues. We believe the private fleet market offers significant opportunities for expansion by for-hire carriers, such as ourselves, because shippers increasingly are focused on operating within and conserving capital for, their core competencies, which often do not include freight transportation. In our intermodal support services, we believe that third party logistics companies, railroads and ocean liners are increasingly seeking efficiencies gained by using companies with greater service offerings, capacity and geographic coverage than the smaller private operators upon which they have historically relied.

Recent economic trends have led to a consolidation of the truckload industry. We believe that the truckload market will continue to experience further consolidation due to a number of economic factors that have forced many smaller carriers to exit the business, merge, or file for bankruptcy. These factors include rising insurance costs, scarcity of capital, volatility of fuel prices, increased prices for new Environmental Protection Agency compliant equipment, purchasing advantages available to larger carriers and customer demand for total service solutions that can only be provided by large carriers. As a result, we believe that larger, better-capitalized companies, like us, will have greater opportunities to gain market share and increase profit margins.

Non-Asset Based Strategy

We employ a primarily non-asset based business model. Substantially all of our tractors and approximately 53% of our trailers are provided by our owner-operators. In addition, our use of agents reduces our need for sizable non-driver facilities. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our intermodal depot facilities, our headquarters facility and our management information systems. We believe that our business model offers the following advantages compared with primarily asset-based trucking companies that own significant tractor fleets and use an employee sales force:

•	Variable cost structure. We pay our agents and owner-operators a percentage of the revenue they generate, which gives us flexibility to quickly adjust to increases or decreases in customer demand. Additionally, having a high proportion of variable costs reduces our risks of making fixed payments on under-utilized equipment and personnel and minimizes our exposure to fluctuating equipment values. In 2004, approximately 86.5% of our total expenses were variable in nature.

•	Reduced capital expenditures. Limiting our investment in tractors and trailers reduces our capital needs and allows us to grow organically using relatively small amounts of cash. This allows us to conserve our financial resources to fund our expansion strategy, which includes acquisitions. Our operating revenues have grown from $163.9 million in 2000 to $362.0 million in 2004, while we have spent an aggregate of $20.4 million on capital expenditures over the same period.

•	Higher financial returns. Given similar operating performance, we believe that our low fixed costs and capital expenditure requirements will produce higher returns on our assets than many of our asset-based competitors. We manage our business with a view toward enhancing these returns. In 2004, we achieved a 12.9% return on average assets.

•	Entrepreneurial spirit. Our agents and owner-operators are business owners who are compensated based on the revenue they produce. We believe this model gives our agents a strong incentive to seek new revenue opportunities. In addition, we believe that our owner-operators have a greater incentive to operate their equipment more reliably, efficiently and safely than would be the case with employee drivers using employer-provided equipment.

Although we believe our non-asset based business model is advantageous, there are certain disadvantages. Our use of owner-operators limits the pool of potential drivers and could constrain our growth. In addition, our variable cost structure does not allow us to take advantage of freight cycles as well as a fixed cost structure would. Thus, in times of very high economic activity and increasing freight rates, our profitability may not expand as much as that of an asset-based carrier. We also do not have direct control over customer relationships and may be constrained in our ability to seek large national contracts. Overall, however, we believe our long experience with this business model and our growth, profitability, and financial returns demonstrate that we have adequately managed these risks.

Growth Strategy

We believe that our flexible business model offers us substantial opportunities to grow. By continuing to implement our strategy, we believe that we can continue to increase our revenues and profitability, while generating a higher return on assets than many of our asset-based competitors. The key elements of our strategy are as follows:

•	Grow our brokerage operations. Our brokerage services have grown substantially, expanding to $77.7 million in operating revenues in 2004 from $15.8 million in 2000, a compound annual growth rate of 37.5%. In 2004, brokerage services accounted for 21.5% of our operating revenues, and we expect it to continue to grow as a percentage of our overall business. We encourage our agents to generate shipping contracts above the levels that can be accommodated by our owner-operators and provide the training and management information systems that enable our agents to broker these contracts to third party drivers. We intend to continue to grow this business because it requires little capital and gives our agents an opportunity to expand their revenues.

•	Make strategic acquisitions. Acquisitions have been an important part of our growth and we continually evaluate strategic acquisition opportunities. Our acquisition plan is to focus on targets that are primarily non-asset based, but we also will consider companies that derive a portion of their business from asset-based operations. Since our predecessor was founded in 1981, we have successfully integrated seven acquisitions, four of which we have consummated since October 2000. In addition, on November 1, 2004 we acquired substantially all of the assets of Nunn Yoest Principals & Associates, Inc., a rail and truck brokerage firm. Our operational integration strategy is to centralize administrative functions of acquired businesses at our headquarters, while maintaining the localized operations of the acquired businesses and maintaining the target’s network of agents and owner-operators. We believe that allowing most of our acquired businesses to continue to operate under their pre-acquisition names, in their original regions and with the same agents and owner-operators enables us to maintain the loyalty of the agents and owner-operators and continue pre-existing customer relationships.

•	Expand our network of agents and owner-operators. Increasing the number of agents and owner-operators has been a principal driver of our historical growth. We intend to continue to recruit qualified agents and owner-operators in order to penetrate new markets and expand our operations in existing markets. Our agents typically focus on a small number of shippers in a particular market and are attuned to the specific transportation needs of that core group of shippers and alert to growth opportunities. With their detailed knowledge of local trucking markets, our agents also serve as an excellent source of recruiting additional owner-operators. In addition, we believe that the current environment of increasing costs and industry consolidation has created substantial uncertainty for agents, owner-operators and shippers. This uncertainty has led to a desire within these constituencies to associate themselves with a stable company that has an established market presence, and we have successfully converted small independent trucking companies into agents and owner-operators.

•	Expand our intermodal support services. Our intermodal support services have grown from $27.0 million in operating revenues in 2000 to $35.2 million in 2004. We intend to continue the growth of this business by expanding our service offerings, acquiring or renting additional intermodal facilities and also expanding our network of intermodal agents. We will evaluate future intermodal facility sites based on regional international shipping volumes and market saturation. We currently operate six full service container yards located in the mid-western United States. These facilities provide container and chassis inventory systems, full service repair facilities, and overhead lift capabilities. U.S. Customs has recently approved our container freight station in Dearborn, Michigan. With the assistance of our container and chassis management services, we are able to offer the steamship companies a neutral facility to store, repair, and track their equipment for future use. Through our bonded custom services, we can transfer bonded freight between overseas containers and other equipment for delivery to its final destination. We believe that providing container and chassis management as well as bonded customs services will allow us the opportunity to provide additional services for these customers.

Our Operations

We conduct our operations through our seven direct or indirect wholly owned operating subsidiaries under the brand names Universal Am-Can, Mason Dixon Lines, Economy Transport, Louisiana Transportation, Mason Dixon Intermodal, Great American Lines and CrossRoad Carriers. The diagram below shows the brands through which we conduct our business and the principal services provided by each entity.

We broadly group our services into the following three categories: truckload services, brokerage services and intermodal support services.

•	Truckload. Our truckload operations represented approximately $249.1 million, or 68.8%, of our operating revenues in 2004. We transport a wide variety of general commodities, including machinery, building materials, paper, food, consumer goods, automotive parts, furniture, steel and other metals on behalf of customers in various industries.

•	Brokerage. Our brokerage operations represented approximately $77.7 million, or 21.5%, of our operating revenues in 2004. We broker freight to third party transportation providers through our agent network at times when we generate more freight business than we can service with our available owner-operators. These transportation providers may include competing truckload carriers or, occasionally, shipper-owned and operated private motor carrier transport fleets with excess capacity.

•	Intermodal support services. Our intermodal support services represented $35.2 million or 9.7% of our operating revenues in 2004. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer.

Independent Contractor Network

We utilize a network of approximately 560 agents located throughout the United States and in the Canadian provinces of Ontario and Quebec and over 2,100 owner-operators who provide us with over 2,600 tractors and approximately 1,700 trailers. These agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue they generate for us and who bring an entrepreneurial spirit to our business. We believe that this gives them greater incentive to respond quickly to customer needs and market opportunities and, in the case of owner-operators, to operate their equipment more reliably, efficiently and safely than would be the case with employee-drivers.

Agents

Our agents provide the primary interaction with our shippers. Approximately 92.5% of the freight we hauled in 2004 was solicited and controlled by our agents, with the remaining 7.5% generated by company-managed terminals. Of our approximately 560 agents, 359 generated more than $100,000 of operating revenues and 105 generated more than $1.0 million of operating revenues, in 2004. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is attuned to the specific transportation needs of that core group of shippers and alert to growth opportunities.

While the agent’s most important function is to generate freight shipments, they also provide valuable terminal and dispatch services for our owner-operators and are an important source of recruiting new owner-operators. Our agents use a company-provided software program to list available freight procured by the agent, dispatch owner-operators to haul the freight and provide all administrative information necessary for us to establish the credit arrangements for each shipper. Our agents do not have the authority to execute or fulfill shipping contracts on their own, as all shipping contracts are between one of our operating subsidiaries and the shipper directly, and we generally assume the liability for freight loss or damages.

We believe that our commission schedule, prompt payment practices, industry reputation, financial stability, back-office support and national freight network are attractive to agents and we have grown from 209 agents who generated more than $100,000 of operating revenues in 2000 to 359 who generated more than $100,000 of operating revenues in 2004. Our top 100 agents in 2004 generated 61.2% of our annual operating revenues. We generally pay our full-service agents a commission of 8% of revenue generated. We rely on verbal agreements with our agents and believe that very few of our agents work exclusively with us. The loss of any large-volume agent or a significant decrease in volume from one of these agents could have a materially adverse effect on our results of operations.

Owner-Operators

Owner-operators are individuals who own, operate and maintain one or more tractors that they provide drivers for or drive themselves. Our over 2,100 owner-operators provide us with over 2,600 tractors, which represent substantially all of the tractors used in our business. Owner-operators also may own trailers that they provide to us in addition to their tractor and driving services. Our owner-operators provide approximately 1,700 trailers, which represent approximately 53% of the trailers we use in our business. Owner-operators are responsible for all expenses of owning and operating their equipment, including the wages and benefits paid to any drivers, fuel, physical damage insurance, maintenance, fuel taxes, highway use taxes and debt service.

We believe that our commission schedule, prompt payment practices, financial stability, back-office support and national freight network are attractive to owner-operators. The number of tractors provided by our owner-operators has grown from 1,518 at December 31, 2000 to 2,606 at December 31, 2004, a compound annual growth rate of 11.4%. We generally pay our owner-operators a commission of 75% of the revenue generated from the freight they haul, if both a tractor and trailer are supplied. We also pass on 100% of any fuel surcharges we receive and a portion of other accessorial charges (at the commission rate) to our owner-operators. Most owner-operators are recruited directly by our agents and all of them enter into standard, short-term written contracts with one of our operating subsidiaries that can be terminated by either party on short notice.

Pursuant to our arrangements with the owner-operators, we maintain the federal and state licensing required for them to operate a motor coach carrier. We also provide insurance coverage for the owner-operators and are primarily liable to the shipper for damaged or lost freight and to third parties for personal injury claims arising out of accidents involving the owner-operators. We also administer the owner-operators’ compliance with safety, vehicle licensing and fuel-tax reporting rules. Each owner-operator must meet company-wide guidelines with respect to matters such as safety record, insurance, driving experience and past work history and must pass a federally mandated physical exam.

Corporate Services

We oversee certain administrative functions at our headquarters, while all operations and sales efforts are performed by our operating subsidiaries. These administrative functions are primarily focused on providing support to our agents, which includes billing and collections, contractor settlements, management information systems, purchasing, safety, and risk management. In addition, we conduct our accounting, strategic planning and human resource management functions at our headquarters. The management information systems used by our agents and owner-operators in connection with our operations are centralized in our corporate administrative offices in Warren, Michigan. We provide systems that handle all billing with shippers, allow agents to list pending freight shipments and owner-operators with available capacity and track particular shipments at various points in the shipping route. We rely on the proper operation of our management information systems. Any significant disruption or failure of these systems could have a materially adverse effect on our operations and results of operations.

We also employ field managers who are responsible for supporting and coordinating our agents and owner-operators on a daily basis and who maintain direct customer relationships with certain national account shippers. Our field managers have been with us for an average of 13 years and have an average of 20 years experience in the transportation industry.

Customers

We provide our truckload, brokerage and intermodal support services throughout the United States and in the Canadian provinces of Ontario and Quebec to a wide variety of shippers, including a number of Fortune 500 and multi-national companies across a wide variety of industries. Our largest concentration of customers comes from the automotive and steel industries. In addition, a significant portion of our revenue results from our providing capacity to other transportation companies who aggregate leads from a variety of shippers in these and other industries. No single customer has accounted for more than 4% of our operating revenues in 2002, 2003 or 2004, and the aggregate operating revenues generated by our top ten customers did not account for more than 13% of our operating revenues in any such year. In 2005, we expect that as a result of the acquisitions we made in 2004, our largest customer will account for between 5% and 10% of our annual revenues. We believe the diversity of our customers and their industries lessens the impact of business cycles affecting any one company or industry.

Revenue Equipment

We offer our customers a wide range of transportation services by utilizing a diverse fleet of trailing equipment provided by our owner operators and us. The following table presents our company-owned and owner-operator trailing fleet as of December 31, 2004:

	Company-	Owner-Operator
Type of Trailer	Owned	Provided	Total
Flatbed	337	1,477	1,814
Dry Van	826	218	1,044
Chassis	327	—	327

Total	1,490	1,695	3,185

As a result of our recent acquisition of Great American Lines, at December 31, 2004, we owned 40 tractors and leased 8 tractors.

Insurance

Over the past ten years, approximately 99.8% of our auto liability, workers’ compensation and general liability insurance claims have settled for amounts below $1.0 million per occurrence. Historically, each of our operating subsidiaries, other than Great American Lines, which we acquired in August 2004, maintained insurance against the first $1.0 million of liability for individual auto liability, workers’ compensation and general liability claims. Great American Lines maintained insurance against the first $2.0 million of liability for individual auto liability and general liability claims, subject to a $150,000 deductible per occurrence. Great American Lines also maintained insurance against the first $500,000 of liability for workers’ compensation claims.

Effective December 1, 2004, we revised our insurance coverage so that we and each of our operating subsidiaries, maintains insurance against the first $1.0 million of liability for individual auto liability, workers’ compensation and general liability claims. We do not have a deductible against this $1.0 million coverage. In addition, each of our operating subsidiaries and Universal Truckload Services, Inc. also maintains $10 million of excess auto liability coverage for individual claims in excess of $10.0 million. We self-insure for amounts between $1.0 million and $10.0 million, and amounts over $20.0 million, related to auto liability claims. We also self-insure for all workers’ compensation and general liability claims over $1.0 million and for 100% of all cargo and equipment damage claims. In addition, we are responsible for all of the legal expenses related to claims, or the portion of claims, that we self-insure. As of December 31, 2004 we did not have any reserves for workers’ compensation or general liability claims. We do establish reserves for anticipated losses and expenses related to cargo, auto liability and property damage claims, and we will establish reserves relating to workers’ compensation and general liability claims in the future as appropriate. Our reserves have been and will be periodically evaluated and adjusted to reflect our experience.

Insurance carriers have been raising premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could reduce our insurance coverage when our policies are renewed. We believe that our policy of self-insuring for certain amounts, together with our safety and loss prevention programs are effective means of managing insurance costs.

Competitive Environment

We compete for truckload freight primarily in the U.S. markets of the transportation industry. The transportation industry is extremely competitive and fragmented. We compete with asset and non-asset based truckload carriers, intermodal transportation, logistics providers and, in some aspects of our business, with less-than-truckload carriers and railroads. We also compete for owner-operators and agents with other motor carriers.

Recent economic trends have led to a consolidation of the truckload industry. We believe that the truckload market will continue to experience further consolidation due to a number of economic factors that have forced many smaller carriers to exit the business, merge or file for bankruptcy. These factors include rising insurance costs, scarcity of capital, volatility of fuel prices, increased prices for new Environmental Protection Agency compliant equipment, purchasing advantages available to larger carriers and customer demand for total service solutions that can only be provided by large carriers.

Government Regulation

Our operations are regulated and licensed by various U.S. federal and state agencies. Interstate motor carrier operations are subject to safety and insurance requirements prescribed by the Federal Motor Carrier Safety Administration, or FMCSA. Such matters as weight and equipment dimensions also are subject to United States federal and state regulation. We operate in the United States throughout the 48 contiguous states pursuant to operating authority granted by the FMSCA, in various Canadian provinces pursuant to operation authority granted by the Ministries of Transportation and Communications in such provinces. To the extent that we conduct operations outside the United States, we are subject to the Foreign Corrupt Practices Act, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment.

The FMCSA adopted revised hours-of-service regulations on April 28, 2003. The regulations became effective January 4, 2004. We believe the revised regulations represent the most significant changes to the hours-of-service regulations in over 60 years.

There are several hours of service changes that may have a positive or negative effect on driver hours (and miles). The new rules allow drivers to drive up to 11 hours instead of the 10 hours permitted by the prior regulations, subject to the new 14-hour on-duty maximum described below. The rules require a driver’s off-duty period to be 10 hours, compared to 8 hours under the prior regulations. In general, drivers may not drive beyond 14 hours in a 24-hour period, compared to 15 hours in a 24-hour period under the prior regulations. During the new 14-hour consecutive on-duty period, the only way to extend the on-duty period is by the use of a sleeper berth period of at least two hours that is later coupled with a second sleeper berth break to equal 10 hours. Under the prior rules, during the 15-hour on-duty period, drivers were allowed to take multiple breaks of varying lengths of time, which could be either off-duty time or sleeper berth time that did not count against the 15-hour period. There was no change to the rule that limits drivers to a maximum of 70 on-duty hours in 8 consecutive days. However, under the new rules, drivers can “restart’’ their 8-day clock at zero hours by taking at least 34 consecutive hours off duty.

After nine months of operation under the new regulations, citizens’ advocacy groups successfully challenged the new regulations in court, alleging that they were developed without properly considering issues of driver health. Pending further action by the courts or the effectiveness of new rules addressing the issues raised by the appellate court, Congress has enacted a law that extends the effectiveness of the new rules until September 30, 2005. We expect that any new rule making will further restrict driving hours. Additionally, we expect that we will experience a decline in miles per truck because, under the new rules, issues that reduce the amount of time that our owner-operators spend driving, such as multiple-stop shipments, loading and unloading delays, waiting time and equipment maintenance, are expected to result in a reduction in driver miles.

We are also subject to regulations relating to testing and specifications of equipment and product handling requirements. In addition, our owner-operators must comply with safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing.

Environmental

We are subject to various environmental laws and regulations and, among other things; our operations are subject to the risk of fuel spillage and the consequential environmental damage. If we are involved in a fuel spill or other accident involving hazardous substances, we are subject to substantial fines or penalties and to criminal and civil liability.

Laws and regulations concerning the discharge of pollutants into the air and water, the handling and disposal of hazardous materials, the investigation and remediation of property contamination, and other aspects of environmental protection are in effect wherever we operate. Our current operations do not involve material costs to comply with such laws and regulations; and they have not given rise to, and are not expected to give rise to, material liabilities under these laws and regulations for investigation or remediation of contamination.

Claims for environmental liabilities arising out of property contamination have been asserted against us and our predecessors from time to time. Such claims, in some instances, have been associated with businesses related to entities we acquired and have been based on conduct that occurred prior to our acquisition of those entities. While none of the claims identified to date have resulted in a material liability to us, additional environmental liabilities relating to any of our former operations or any entities we have acquired could be identified and give rise to claims against us involving significant losses.

Seasonality

Our results of operations are subject to seasonal trends common to the trucking industry. Our results of operations in the first fiscal quarter of each year are typically lower than the other quarters, principally because some shippers reduce their shipments and the productivity of our owner-operators generally decreases during the winter season because inclement weather impedes operations. At the same time, our operating expenses generally increase because harsh weather creates higher accident frequency and increased claims.

Employees

At December 31, 2004, we employed 460 persons, of which 46 were employed as field managers, 47 as drivers, 132 in operations, 31 in driver training and safety and 204 in general administrative and accounting. None of our employees is represented by a collective bargaining unit. We believe that our employee relations are good.

Available Information

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (or the SEC). Our website address is www.goutsi.com.

ITEM 2: PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan. We own our corporate administrative offices; terminal yards located in Dearborn, Michigan, Columbus, Ohio, Reading, Ohio, Latty, Ohio, Gary, Indiana and Millwood, West Virginia; offices in Hammond, Indiana and Tampa, Florida and a condominium in Monroeville, Pennsylvania. As of December 31, 2004, our subsidiaries also leased 32 office, terminal and yard facilities in various cities and states. The leased facilities are generally leased on a month-to-month basis and 12 of these facilities are leased from affiliates of CenTra, an entity controlled by our majority shareholders. We believe that all of the properties we lease from affiliates of our majority shareholders are leased at market rates. We believe that all of the properties leased by us are suitable for their purposes and adequate to meet our needs.

On February 1, 2005, we entered into an agreement to purchase 18 acres and a 175,000 square foot building in Warren, Michigan for $2.1 million, excluding the costs of any renovations and improvements. This building will serve as our new corporate headquarters. We expect the purchase to close in the second quarter of 2005 and to move into that facility during the first half of 2006. We have not yet prepared a complete list of the renovations and improvements that will be necessary to prepare this building to serve as our headquarters, nor have we solicited bids in this regard. These additional costs could be material.

ITEM 3: LEGAL PROCEEDINGS

The nature of our business routinely results in litigation incidental to the ordinary course of our business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. We believe all such litigation is adequately covered by insurance or otherwise reserved for and that adverse results in one or more of those cases would not have a materially adverse effect on our financial condition, operating results and cash flows. We are not currently involved in any material legal proceedings or litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 27, 2004, our sole shareholder acted by written consent to ratify the adoption of our Amended and Restated Articles of Incorporation.

On December 10, 2004, our sole shareholder acted by written consent to ratify the adoption of our 2004 Stock Incentive Plan, the appointment of KPMG LLP (or KPMG) as our independent registered public accountant and to elect the individuals listed in Item 10 of this Form 10-K to serve as our directors.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Stock Market’s National Market under the symbol “UACL”. Our common stock began trading on February 11, 2005, the date of our initial public offing. Prior to such date, there was no public market for our common stock. The reported last sale price per share of our commons stock as quoted through The NASDAQ National Market System on March 24, 2005 was $22.25 per share. As of such date we had 16,117,500 shares outstanding.

The number of shareholders of record on March 24, 2005, was 3. However, we estimate that we have a significantly greater number of shareholders because a substantial number of our common shares are held by brokers or dealers for their customers.

Dividends

No cash dividends were declared or paid in 2003. In 2004, we paid $3.1 million in cash dividends to CenTra, Inc, our sole shareholder at such time. On December 28, 2004, our board of directors declared a $50.0 million special cash dividend payable to CenTra, our sole shareholder on the record date for this dividend, out of the net proceeds of our initial public offering. We paid this dividend immediately following the completion of our initial public offering.

In addition, we declared and paid an in-kind distribution to CenTra in December 2003 and declared and paid three in-kind distributions to CenTra in October 2004. The in-kind distribution in December 2003 and the first in-kind distribution in October 2004 consisted of a $4.5 million and a $4.0 million loan receivable, respectively, from CenTra. The second in-kind distribution in October 2004 consisted of certain real property located in Murrysville, Pennsylvania and had a book value and appraised value of $1.8 million.

The third in-kind distribution in October 2004 consisted of a right of first refusal and an option to acquire certain real property located in Dearborn, Michigan, which we refer to as the Dearborn property. This dividend has been recorded at its fair value of $25,000. CenTra previously contributed this real property to us on December 31, 2003 in partial satisfaction of certain loans that we extended to CenTra. Under the right of first refusal, if we receive a bona fide offer from a third party to purchase or lease all or any portion of the Dearborn property that we decide to accept, we must notify CenTra of this fact and CenTra may elect to lease or purchase, as applicable, the portion of the property that is subject to such offer on the same terms. In addition, CenTra has the right until October 2007 to purchase the Dearborn property from us for $11.6 million, plus the cost of any future improvements we make to the property.

In December 2004, we agreed to an exchange of properties with CenTra, whereby we transferred one of our terminal yards in Detroit, Michigan and $94,000 in cash to CenTra in exchange for a Tampa, Florida office building that we were leasing from CenTra. This transaction resulted in an in-kind distribution to CenTra of $448,000, equaling the net book value of the Detroit, Michigan property less the net book value of the Tampa, Florida property and the net deferred tax asset recorded.

We currently intend to retain any future earnings to finance the growth, development and expansion of our business and do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

Limitations on our ability to pay dividends are described under the section captioned “Liquidity and Capital Resources – Secured Lines of Credit” and “Secured Equipment Loans and Capital Lease Obligations” in Item 7 of this Form 10-K.

Equity Compensation Plan Information

We maintain one stock incentive plan, the 2004 Stock Incentive Plan. In December 2004, our Board of Directors approved effective upon completion of our initial public offering, the issuance of 260,000 stock options to employees under such plan. These options were issued on February 11, 2005. Under our 2004 Stock Incentive Plan, as of March 24, 2005, 240,000 securities are available for grant. There were no options outstanding as of December 31, 2004.

Use of Proceeds from Sales of Registered Securities

We issued and sold 5,300,000 shares of our common stock in our initial public offering. The shares sold in our initial public offering were registered pursuant to our Registration Statement on Form S-1, as amended (File No. 333-120510), which became effective on February 10, 2005. On February 10, 2005, we priced these shares of common stock at $20.00 per share. The sale of these shares closed on February 15, 2005.

The aggregate offering price of the shares of common stock issued and sold by us was $106,000,000. We paid an aggregate of $7,420,000 in underwriting discounts and commissions, resulting in proceeds to us of $98,580,000. In addition, we incurred an aggregate of approximately $1,600,000 in other expenses related to our initial public offering. The amount stated above for other expenses incurred is our reasonable estimate for such amount. As a result, we received net proceeds from our initial public offering, after underwriting discounts and commissions and other expenses, of approximately $96,980,000.

The offering was made through an underwriting syndicate led by Stephens Inc., BB&T Capital Markets, a division of Scott & Stringfellow, Inc. and Legg Mason Wood Walker, Incorporated, as managing underwriters.

On March 11, 2005, the underwriters exercised their over-allotment option to purchase an additional 795,000 shares of our common stock. The aggregate offering price of the shares of common stock issued and sold by us in connection with the over-allotment option is $15,900,000. We paid an additional $1,113,000 in underwriting discounts and commissions, resulting in additional proceeds to us of $14,787,000.

Between the effective date of our Registration Statement on Form S-1 and March 24, 2005, we used $85.4 million of our net proceeds for the following purposes:

•	$50.0 million to pay a special dividend to CenTra, our sole shareholder on the record date for such dividend, that was declared by our board of directors on December 28, 2004;

•	$34.0 million to repay outstanding debt under our secured lines, including accrued interest thereon; and

•	$1.4 million to repay borrowings under our secured equipment loans.

As of March 24, 2005, the remaining net proceeds we have received from our initial public offering had not yet been used.

ITEM 6: SELECTED FINANCIAL DATA

We incorporated on December 11, 2001 for the purpose of holding all of the shares of our operating subsidiaries. Prior to December 31, 2001, we conducted our operations through several independent operating subsidiaries, all of which were owned directly by CenTra, a private company owned by Matthew T. Moroun and a trust controlled by Manuel J. Moroun. We refer to the combined operations of these subsidiaries as our predecessor and the financial results for our predecessor included in this Form 10-K have been presented on a combined basis. On December 31, 2001, CenTra completed a corporate reorganization pursuant to which all of our operating subsidiaries became wholly owned subsidiaries of Universal Truckload Services, Inc., which prior to December 31, 2004, was a wholly owned subsidiary of CenTra. On December 31, 2004, all of our shares held by CenTra were distributed to Matthew T. Moroun and a trust controlled by Manuel J. Moroun.

The following table sets forth the selected historical financial and operating data for us and our predecessor as of and for the periods presented. The selected historical balance sheet data at December 31, 2003 and 2004 and the selected historical statements of income data for the years ended December 31, 2002, 2003 and 2004 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected balance sheet data at December 31, 2000, 2001 and 2002 and the selected historical statements of income data for the years ended December 31, 2000 and 2001 have been derived from the audited consolidated financial statements of our predecessor, which are not included in this Form 10-K. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K. The following financial and operating data may not be indicative of our future performance and does not reflect what our financial position and results of operations would have been if we had operated as a single stand-alone entity during all of the periods presented.

	Predecessor		Universal Truckload Services, Inc.
	Year ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$163,916	$213,294	$252,812	$277,698	$362,016
Operating expenses:
Purchased transportation	122,023	157,883	186,095	204,947	269,687
Commissions expense	10,593	14,852	20,240	22,228	27,354
Other operating expense	1,493	3,118	4,117	4,069	5,268
Selling, general and administrative	18,842	23,820	21,576	22,570	27,640
Insurance and claims	4,578	4,945	6,189	6,954	9,602
Depreciation and amortization	62	309	2,410	2,863	3,913

Total operating expenses	157,591	204,927	240,627	263,631	343,464

Income from operations	6,323	8,367	12,185	14,067	18,552
Interest expense (income), net	(60)	(30)	182	246	777

Income before provision for income taxes	6,383	8,397	12,003	13,821	17,775
Provision for income taxes	2,459	3,232	4,530	5,103	6,657

Net income	3,924	$5,165	$7,473	$8,718	11,118

Earnings per common share:
Basic	$0.37	$0.49	$0.71	$0.87	$1.11
Diluted	0.37	0.49	0.71	0.87	1.11
Average common shares outstanding:
Basic	10,550	10,550	10,550	10,023	10,023
Diluted	10,550	10,550	10,550	10,023	10,023

	Predecessor		Universal Truckload Services, Inc.
	Year ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except operating data and percentages)
Cash dividends per common share (1)	$—	$—	$0.57	$—	$0.31

Balance Sheet Data (at end of period):
Cash and cash equivalents	$866	$441	$798	$423	$904
Total assets	30,711	39,100	58,619	66,840	105,284
Lines of credit and long-term debt, including current portion	—	—	11,736	16,644	37,998
Total shareholders’ equity (deficit)	23,226	30,436	27,317	31,486	(16,825)

Other Financial Data (unaudited):
Pretax margin	3.9%	3.9%	4.7%	5.0%	4.9%
EBITDA (2)	$6,385	$8,676	$14,595	$16,930	22,465
Capital expenditures (3)	$209	$139	$11,369	$3,643	5,007
Return on average assets (4)	13.9%	14.8%	15.3%	13.9%	12.9%

Operating Data (unaudited):
Number of agents (5)	209	309	352	327	359
Average number of tractors provided by owner-operators	1,410	1,892	2,230	2,114	2,306
Number of employees	228	286	293	271	460
Operating revenues per loaded mile (6)	$1.73	$1.55	$1.54	$1.66	$1.90
Operating revenues per load (6)	$821	$804	$852	$907	$922
Average length of haul (in miles) (6)	474	518	553	547	484
Number of loads (6)	165,727	229,408	266,198	274,213	349,453

(1)	Does not include $4.5 million and $6.4 million of in-kind distributions paid to CenTra in 2003 and 2004, respectively.

(2)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. Our management believes that the presentation of EBITDA included in this Form 10-K provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. Investors also should note that our presentation of EBITDA may not be comparable to similarly titled measures used by other companies.

EBITDA is calculated in the following manner for each of the periods presented:

	Predecessor		Universal Truckload Services, Inc.
	Year ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Net income	$3,924	$5,165	$7,473	$8,718	$11,118
Add (subtract):
Interest (income) expense, net	(60)	(30)	182	246	777
Provision for income taxes	2,459	3,232	4,530	5,103	6,657
Depreciation and amortization	62	309	2,410	2,863	3,913

EBITDA	$6,385	$8,676	$14,595	$16,930	$22,465

(3)	Excludes property and equipment acquired in connection with the acquisition of businesses in each period as follows: $207,000 in 2000; $866,000 in 2001; $41,000 in 2003; and $7.7 million in 2004.

(4)	Net income divided by total average assets during the period. Average assets are the sum of our total assets at the end of the fiscal year and our total assets at the end of the prior fiscal year divided by two.

(5)	Includes only those agents who generated at least $100,000 in operating revenues during the period indicated.

(6)	Includes fuel surcharges and excludes operating data from our intermodal support services in order to improve the relevance of the statistical data related to our truckload and brokerage services and improve the comparability to our peer companies. Additionally, excludes the operating results of CrossRoad Carriers, which was acquired on November 1, 2004. CrossRoad Carriers did not track this statistical data for the periods presented.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a primarily non-asset based provider of transportation services to shippers throughout the United States and in the Canadian provinces of Ontario and Quebec. We offer flatbed and dry van trucking services, as well as rail-truck and steamship-truck intermodal and truck brokerage services. We primarily operate through a contractor network of independent sales agents and owner-operators of tractors and trailers. In return for their services, we pay our agents and owner-operators a percentage of the revenue they generate for us.

Our over 2,100 owner-operators provided us with over 2,600 tractors and approximately 1,700 trailers, which represented substantially all of the tractors and approximately 53% of the trailers used in our business in such year. Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. In 2004, approximately 86.5%, of our total operating expenses were variable in nature; our capital expenditures for 2004 were $5.0 million. In 2004, our return on average assets was 12.9%.

Over the past four years, our operating revenues have increased to $362.0 million in 2004 from $163.9 million in 2000, a compounded annual growth rate of 17.2%, and our net income has increased to $11.1 million from $3.9 million in 2000, a compounded annual growth rate of 23.3%. We have achieved this growth through a mixture of organic growth and acquisitions. We expect to continue to make strategic acquisitions of companies that complement our non-asset based business model, as well as of companies that derive a portion of their revenues from asset based operations. We believe that our willingness to expand our business to include a portion of asset based operations will expand the universe of potential acquisition targets available to us, as most companies that we consider acquiring use a combination of asset based and non-asset based operations. We also intend to continue our organic growth, primarily by recruiting new agents and increasing the productivity of our existing agents. We believe that increasing our agent network is critical to our ability to penetrate new shipping markets and also to expand our network of owner-operators.

On August 8, 2004, we acquired all of the issued and outstanding common stock of AFA Enterprises, Inc., a Pennsylvania Corporation (or AFA) for aggregate consideration of $15.3 million in cash. Substantially all of AFA’s revenue is generated through one of its subsidiaries, Great American Lines, Inc., which is a primarily non-asset based provider of transportation services, operating primarily east of the Mississippi River. Great American Lines offers flatbed, dry van and brokerage services. As of December 31, 2004, AFA and its subsidiaries had 139 employees, 24 agents and 413 owner-operators, who operate 443 tractors and 476 trailers. In addition, as of December 31, 2004, AFA owned 40 tractors and 83 trailers and leased 8 tractors. From August, 8, 2004 through December 31, 2004, AFA had operating revenues of $33.1 million and net income of $1.2 million. The acquisition of AFA was funded through borrowings under our secured line of credit with First Tennessee Bank.

On November 1, 2004, we acquired the furniture, fixtures and customer list of Nunn Yoest Principals & Associates, Inc. (or NYP) for aggregate consideration of $1.6 million in cash. We used these assets to establish our CrossRoad Carriers operating subsidiary. In addition, under the asset purchase agreement entered into in connection with the transaction, we will pay additional cash consideration to the former owners of NYP equal to 1.5% of the operating revenues generated by our CrossRoad Carriers business, subject to certain limitations, through November 2007. CrossRoad Carriers is a rail and truck brokerage firm, operating primarily east of the Mississippi River. As of December 31, 2004, CrossRoad Carriers had 42 employees. From November 1, 2004 through December 31, 2004, CrossRoad Carriers had operating revenues of $4.7 million and net income of approximately $156,000. The acquisition of NYP was funded through borrowings under our secured line of credit with First Tennessee Bank.

Revenues and Expenses

Operating Revenues. We generate substantially all of our revenues through fees charged to customers for the transportation of freight. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, container storage and other services. Our revenue growth has been primarily driven by increases in the volume of freight shipped. Generally, we are paid by the mile for our services. The main factors that affect our shipping rates are competition, available truck capacity and economic market conditions. We recognize our revenues at the time of delivery to the receiver’s location.

Purchased transportation. Purchased transportation represents the amount we pay our owner-operators or other third party equipment providers to haul freight and includes the amount of fuel surcharges that we pass through to our owner-operators. The amount of the purchased transportation we pay to our owner-operators is primarily based on a contractually agreed-upon percentage of our revenue for each load hauled. Purchased transportation is the largest component of our costs and increases or decreases proportionately with changes in the amount of revenue generated by our owner-operators and other third party providers. We recognize purchased transportation expenses at the time we recognize the associated revenue.

Commissions expense. Commissions expense represents the amount we pay our agents for generating shipments on our behalf. The commissions we pay to our agents are generally established through informal oral agreements and are based on a percentage of revenue generated by each load hauled. Traditionally, commissions increase or decrease in proportion to the revenues generated through our agents. We recognize commission expenses at the time we recognize the associated revenue.

Other operating expense. Other operating expenses represent the repair, tires and parts expenses primarily related to the maintenance of company owned/leased trailers and lift equipment, and operating taxes and licenses, net of the rental income we receive from leasing our trailers to our owner-operators. We recognize these expenses as they are incurred and the rental income as it is earned.

Selling, general and administrative. Employee compensation and benefits historically has accounted for over 60% of our selling, general and administrative expense. Other components of selling, general and administrative expense include customer bad debt allowance, communications and rent expense.

Insurance and claims. Insurance and claims expense represents our insurance premiums and the accruals we make for claims within our self-insured retention amounts. Our insurance premiums are generally calculated based on the size of our tractor fleet. Our accruals have primarily related to cargo and property damage claims. We may also make accruals for personal injuries and property damage to third parties, physical damage to our equipment, and workers’ compensation claims if we experience a claim in excess of our $1.0 million of primary insurance coverage. To reduce our exposure to non-trucking use liability claims (claims incurred while the vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), we require our owner-operators to maintain non-trucking use liability coverage, which we refer to as deadhead bobtail coverage, of $2.0 million per occurrence. Our exposure to liability associated with accidents incurred by other third party providers who haul freight on our behalf is reduced by various factors including the extent to which they maintain their own insurance coverage. Our insurance expense varies primarily based upon the frequency and severity of our accident experience, the market for insurance, our coverage limits and our self-insured retention amounts. Effective December 1, 2004, we increased our levels of insurance coverage to levels greater than we historically have maintained. This increased coverage raised our annual insurance premiums by $564,000. In addition, we expect the premiums on our primary layer of coverage to increase by approximately 5% in 2005 over 2004 levels. Accordingly, we expect our insurance and claims expense to increase over historical levels in absolute amounts, even if we do not experience an increase in the number of insurance claims.

Depreciation and amortization. Depreciation and amortization expense relates primarily to the depreciation of trailers, management information services equipment, buildings and equipment. On January 1, 2005, we revised the estimated salvage value of our trailers. Previously we estimated that trailers had no salvage value at the end of their useful life of seven years. However, based on our evaluation of the current market conditions for used trailers, we estimate that our trailers will have a salvage value equal to 20% of their original cost. As a result, the estimated salvage value for all trailers owned as of January 1, 2005 has been revised to equal 20% of their original cost. Additionally for any trailers acquired after January 1, 2005 we will use an estimated salvage value of 20% of their original costs. Based on the number of trailers owned as of December 31, 2004, we expect 2005 net income, net of income taxes, to be $262,000 higher than it would have been had we not revised our estimated salvage values.

Predecessor Operations, Dividends and Spin-Off

Our predecessor began operations in 1981 when Universal Am-Can, Ltd. was formed as an owner-operator and agent-based truckload carrier hauling general commodities over irregular routes in North America. Prior to December 31, 2001, we conducted our operations through several independent operating subsidiaries, all of which were owned by CenTra, a private company wholly owned by Matthew T. Moroun and a trust controlled by Manuel J. Moroun. We refer to the combined operations of these subsidiaries as our predecessor. On December 31, 2001, CenTra completed a corporate reorganization pursuant to which all of our operating subsidiaries became wholly owned subsidiaries of Universal Truckload Services, Inc., a newly formed Michigan corporation and wholly owned subsidiary of CenTra. Today, we conduct our operations through seven operating subsidiaries, which operate under the brand names Universal Am-Can, Mason Dixon Lines, Louisiana Transportation, Economy Transport, Mason Dixon Intermodal, Great American Lines and CrossRoad Carriers.

On December 28, 2004, our board of directors declared a special dividend of $50.0 million payable to CenTra, our sole shareholder on the record date for this dividend. The dividend is payable at such time as a committee of our board of directors comprised of Matthew T. Moroun and Manuel J. Moroun determine, prior to December 31, 2007. This dividend has been paid with a portion of our net proceeds from our initial public offering. Additionally, since October 2, 2004, we declared and paid cash and in-kind dividends with an estimated aggregate value of $9.5 million to CenTra.

On December 31, 2004, CenTra distributed all of our shares held by it to our shareholders, Matthew T. Moroun and a trust controlled by Manuel J. Moroun, in a spin-off transaction. We believe that the spin-off will qualify as a tax-free distribution for which no gain or loss will be recognized by CenTra or its shareholders for federal income tax purposes under Section 355 and related provisions of the Internal Revenue Code (or the Code). However, we cannot assure you that the IRS will not take a contrary position or that any such position would not be sustained. In connection with the spin-off, we entered into a tax separation agreement with CenTra pursuant to which CenTra is generally responsible for taxes resulting directly from the spin-off if the spin-off does not qualify as a tax-free distribution. If CenTra becomes liable for such tax obligations and is not able to satisfy them, under the Code, as a former subsidiary of CenTra at the time the tax obligation arose, we may become obligated to make such payments on CenTra’s behalf. We believe, however, that CenTra has sufficient assets and liquidity to satisfy any such obligations as well as any obligations that may arise under the tax separation agreement.

CenTra and we have identified three principal purposes for the spin-off. First, the spin-off was intended to protect us from defending against allegations of “joint employer’’ status with respect to other CenTra subsidiaries that might engage in motor carrier or logistics related activities. Joint employer status is typically alleged in situations involving labor organizing efforts where two or more commonly controlled entities engage in similar activities. A finding of such status could subject our existing and future operating employees to organizing efforts initiated at other CenTra subsidiaries engaged in motor carrier or logistics activities. We believe that by severing CenTra’s voting control over our company, the risk of joint employer status with CenTra’s remaining subsidiaries would be reduced. Thus, the spin-off enables us to determine our mix of independent contractors, operating employees and business activities free of concern of events involving CenTra’s operating subsidiaries. Second, the employees of certain CenTra subsidiaries are represented by collective bargaining agreements. Current and upcoming labor negotiations relating to these subsidiaries involve or are expected to involve demands that CenTra enter into “neutrality agreements’’ with the labor union representing these employees. Such agreements typically provide that a parent company remain neutral with respect to efforts to organize the employees of any of its operating subsidiaries. As was the case with the issue of joint employer status described above, being subjected to the terms of any agreement CenTra may enter into in order to resolve labor issues at its subsidiaries could affect our ability to manage our labor relations issues in accordance with our own best interests. Third, we believe that the spin-off, which results in our being an independent company, enhances our attractiveness to investors.

Stock Split

On November 4, 2004, we affected a 211-for-1 stock split in the form of a stock dividend. Our financial statements, related notes, and other financial data contained in this Form 10-K have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the years ended December 31, 2002, 2003 and 2004, presented as a percentage of operating revenues:

	Year Ended December 31,
	2002	2003	2004

Operating revenues	100%	100%	100%
Operating expenses:
Purchased transportation	73.6	73.8	74.5
Commissions expense	8.0	8.0	7.6
Other operating expenses	1.6	1.5	1.5
Selling, general and administrative	8.5	8.1	7.6
Insurance and claims	2.4	2.5	2.7
Depreciation and amortization	1.0	1.0	1.1

Total operating expenses	95.2	94.9	94.9

Operating income	4.8	5.1	5.1
Interest expense, net	0.1	0.1	0.2

Income before provision for income taxes	4.7	5.0	4.9
Provision for income taxes	1.8	1.8	1.8

Net income	3.0%	3.1%	3.1%

2004 Compared to 2003

Operating revenues. Operating revenues for 2004 increased by $84.3 million, or 30.4%, to $362.0 million from $277.7 million for 2003. Approximately $33.1 million of the increase in operating revenues is attributable to AFA’s operations from August 8, 2004, the date of acquisition, through December 31, 2004. AFA’s operating revenues consisted of $26.4 million from its truckload operations and $6.7 million from its brokerage operations. Approximately $4.7 million of the increase in operating revenues is attributable to CrossRoad Carriers’ brokerage operations from November 1, 2004, the date of acquisition, through December 31, 2004. The additional revenue increase of $46.5 million was a result of improved economic conditions, which contributed to increased freight demand and higher rates. These factors more than offset a decrease in the average size of our tractor fleet (excluding the AFA acquisition). For 2004, our operating revenue per loaded mile from our truckload and brokerage operations increased to $1.90 from $1.66 for 2003 and our operating revenue per load increased to $922 from $907 for 2003. Excluding the effect of AFA, revenue from our truckload operations increased by $16.9 million, or 8.2%, to $222.7 million for 2004 from $205.8 million for 2003. Excluding the effects of AFA and CrossRoad Carriers, revenue from our brokerage operations increased by $23.5 million, or 54.7%, to $66.5 million for 2004 compared to $43.0 million for 2003. Revenue from our intermodal support services increased by $6.3 million, or 21.8%, to $35.2 million for 2004 from $28.9 million for 2003.

Purchased transportation. Purchased transportation expense for 2004 increased by $64.7 million, or 31.6%, to $269.7 million from $205.0 million for 2003. As a percentage of operating revenues, purchased transportation expense increased slightly to 74.5% for 2004 from 73.8% for 2003. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to a 131.5% increase in fuel surcharges, which are passed through to owner-operators, to $12.5 million for 2004 from $5.4 million for 2003, and a higher proportion of brokerage revenue, which pays out a higher percentage in purchased transportation costs.

Commissions expense. Commissions expense for 2004 increased by $5.1 million, or 23.1%, to $27.4 million from $22.2 million for 2003. As a percentage of operating revenues, commissions expense decreased to 7.6% for 2004 compared to 8.0% for 2003. The absolute increase was primarily due to the growth in our operating revenues. The decrease in commissions expense as a percentage of revenue primarily results from CrossRoad Carriers having no commission expense associated with its revenue, since they do not utilize agents. Additionally, AFA controls a substantial portion of its business, on which it does not pay any commissions. AFA commissions as a percent of its operating revenues is 3.6%

Other operating expense. Other operating expense for 2004 increased by $1.2 million, or 29.5%, to $5.3 million from $4.1 million for 2003. As a percentage of operating revenues, other operating expense remained constant at 1.5%. The absolute increase was primarily due to inclusion of AFA’s and CrossRoad Carriers’ other operating expenses from their dates of acquisition through December 31, 2004, totaling $547,000, and an increase in repairs and maintenance expense resulting from an increase in the number of company owned trailers.

Selling, general and administrative. Selling, general and administrative expense for 2004 increased by $5.1 million, or 22.5%, to $27.6 million from $22.6 million for 2003. As a percentage of operating revenues, selling, general and administrative expense decreased to 7.6% for 2004 from 8.1% for 2003. The absolute increase in selling, general and administrative expense was primarily a result of the inclusion of AFA’s and CrossRoad Carriers’ selling, general and administrative expenses from their dates of acquisition through December 31, 2004 totaling $2.9 million, an increase in salaries and wages and an increase in bad debt expense. The increase in bad debt expense is primarily attributable to increased operating revenues and accounts receivable. The decrease in selling, general and administrative expenses as a percent of revenue is a result of increased operating revenues and our holding the increase in selling, general and administrative expenses below the operating revenue growth rate primarily because rate increases were a substantial source of our revenue growth and rate increases do not typically result in increases in overhead expenses.

Insurance and claims. Insurance and claims expense for 2004 increased by $2.6 million, or 38.1%, to $9.6 million from $7.0 million for 2003. As a percentage of operating revenues, insurance and claims increased slightly to 2.7% in 2004 from 2.5% for 2003. The absolute increase was primarily due to 1) the inclusion of AFA’s insurance and claims expense from the date of acquisition through December 31, 2004 totaling $906,000, 2) an increase in insurance rates, 3) the growth in our owner-operator provided fleet of tractors which are covered under our liability insurance policies, 4) two large cargo claims incurred by our operating subsidiaries and 5) the accrual of an insurance claim that is expected to exceed our policy limit.

Depreciation and amortization. Depreciation and amortization for 2004 increased by $1.1 million, or 36.7%, to $3.9 million from $2.9 million for 2003. As a percent of operating revenues, depreciation and amortization remained essentially constant at 1.1% for 2004 compared to 1.0% for 2003. The absolute increase was primarily due to our purchase of additional trailers in 2003 and 2004 and the amortization of intangibles assets acquired in connection with our acquisitions of AFA and NYP.

Interest expense (income), net. Net interest expense for 2004 increased by $531,000, or 215.9%, to $777,000 from $246,000 for 2003. The increase in interest expense was the result of interest charged on secured equipment loans, entered into in 2004 and the fourth quarter of 2003, totaling $5.2 million, increased borrowings under our secured line of credit resulting from $13.7 million borrowed in connection with the acquisition of AFA, $1.6 million borrowed in connection with our acquisition of NYP and $3.1 million of dividends paid to CenTra in 2004.

Provision for income taxes. Provision for income taxes for 2004 increased by $1.6 million, or 30.5%, to $6.7 million from $5.1 million for 2003. For 2004 and 2003, we had an effective income tax rate of 37.5% and 36.9%, respectively, based upon our income before provision for income taxes. As a wholly owned subsidiary of CenTra, historically our taxes have been included in CenTra’s consolidated return. However, each of our operating subsidiaries has historically calculated its provision for income taxes as if it was preparing a separate federal income tax return on a non-consolidated, standalone basis and we have remitted the amount of taxes owed (as reflected on these returns) to CenTra. We do not expect any material change to our effective income tax rate in future periods.

2003 Compared to 2002

Operating revenues. Operating revenues for 2003 increased by $24.9 million, or 9.8%, to $277.7 million from $252.8 million for 2002. This increase was a result of improved economic conditions, which resulted in increased freight demand. These improved market conditions enabled us to charge higher rates, expand our hauling capacity, and grow our truckload and brokerage operations. In 2003, our average operating revenue per loaded mile increased to $1.66 from $1.54 in 2002. Revenue from our truckload operations increased by $14.2 million, or 7.4%, to $205.8 million in 2003 from $191.6 million in 2002. Revenue from our brokerage operations increased by $7.9 million, or 22.5%, to $43.0 million from $35.1 million in 2002. Revenue from our intermodal operations increased by $2.8 million, or 10.7%, to $28.9 million in 2003 from $26.1 million in 2002.

Purchased transportation. Purchased transportation expense for 2003 increased by $18.9 million, or 10.1%, to $204.9 million from $186.1 million for 2002. As a percentage of operating revenues, purchased transportation expense increased slightly to 73.8% for 2003 from 73.6% for 2002. The absolute increase was primarily due to the growth in our operating revenues and a higher proportion of brokerage revenue. The increase in purchased transportation expense as a percentage of operating revenues was primarily the result of increasing retail fuel prices over 2002 levels, which in turn increased the amount of fuel surcharges that we received and passed through to our owner-operators. Fuel surcharges increased $4.1 million or 310.8% to $5.4 million in 2003 from $1.3 million in 2002. This increase was partially offset by a reduction in equipment rental charges from CenTra of $547,000 or, 85.5%, to $92,000 in 2003 from $639,000 in 2002. The reduction in equipment rental charges from CenTra was primarily attributable to the increased number of company owned trailers, resulting in fewer trailer rentals from CenTra.

Commissions expense. Commissions expense for 2003 increased by $2.0 million, or 9.8%, to $22.2 million from $20.2 million for 2002. As a percentage of operating revenues, commissions expense remained unchanged from 2002 levels at 8.0%. The absolute increase was primarily due to the growth in our operating revenues.

Other operating expense. Other operating expense for 2003 remained essentially constant at $4.1 million in 2003 and 2002. As a percentage of operating revenues, other operating expense decreased to 1.5% in 2003 from 1.6% in 2002. The absolute decrease was primarily due to a decrease in over-dimensional permit expense, or the cost of obtaining regulatory permits for hauling oversized loads, as a result of bringing the permitting process in-house rather than using third party services.

Selling, general and administrative. Selling, general and administrative expense for 2003 increased by $1.0 million, or 4.6%, to $22.6 million from $21.6 million for 2002. As a percentage of operating revenues, selling, general and administrative expense decreased to 8.1% for 2003 from 8.5% for 2002. The absolute increase in selling, general and administrative expense was primarily the result of an increase in bad debt expense, professional fees and building maintenance expense, offset by a decrease in management fees paid to CenTra. Bad debt expense increased by $1.7 million to $1.4 million in 2003 compared to a net recovery of $287,000 in 2002. The increase in bad debt expense in 2003 is primarily attributable to our establishing a reserve for four large accounts totaling $738,000 and an additional reserve of $200,000 resulting from the increase in accounts receivable. Additionally, fewer bad debt recoveries were made in 2003 as compared to 2002. The decrease in selling, general and administrative expenses as a percent of revenue is a result of the ability to hold the increase in selling, general and administrative expenses below the operating revenue growth rate and a decrease in management services provided by CenTra. Charges for these management services decreased by $1.4 million, or 82.4%, to $305,000 in 2003 from $1.7 million in 2002. The reduction in management fees resulted from our relocation from CenTra’s headquarters and into our corporate headquarters facility in Warren, Michigan during 2003. Additionally, we established our own information technology department, infrastructure and treasury management functions. Previously, CenTra had provided us with these services. As a result of these factors, we came to an agreement with CenTra that we would no longer be allocated a portion of CenTra’s operating costs; however, we continued to reimburse CenTra for the services we utilized. These services included legal, human resources, tax and providing driver log auditing. The cost of these services was determined based upon the number and respective salaries of the employees that we believed we would have to hire if we were to perform these services internally.

Insurance and claims. Insurance and claims expense for 2003 increased by $0.8 million, or 12.4%, to $7.0 million from $6.2 million for 2002. As a percentage of operating revenues, insurance and claims increased slightly to 2.5% in 2003 from 2.4% in 2002. The absolute increase was primarily due to the growth in revenues and our owner-operator provided fleet of tractors, which are covered under our liability insurance policies.

Depreciation and amortization. Depreciation and amortization for 2003 increased by $0.5 million, or 18.8%, to $2.9 million from $2.4 million in 2002. As a percent of operating revenues, depreciation and amortization remained unchanged from 2002 levels at 1.0%. The absolute increase was primarily due to our purchase of additional trailers in 2003.

Interest expense (income), net. Net interest expense for 2003 increased by $64,000, or 35.2% to $246,000 compared to $182,000 for 2002. The increase in interest expense was primarily the result of interest charged on our line of credit, which we drew upon to acquire real property and trailers in 2003.

Provision for income taxes. The provisions for income taxes for 2003 increased by $0.6 million, or 12.6%, to $5.1 million, compared to $4.5 million for 2002. In 2003 and 2002, we had an effective income tax rate of 36.9% and 37.7%, respectively, based upon our income before provision for income taxes. As a wholly owned subsidiary of CenTra, historically our taxes have been included in CenTra’s consolidated return. However, each of our operating subsidiaries has historically calculated its provision for income taxes as if it was preparing a separate federal income tax return on a non-consolidated, standalone basis and we have remitted the amount of taxes owed (as reflected on these returns) to CenTra. We do not expect any material change to our effective income tax rate in future periods.

Liquidity and Capital Resources

Our primary sources of liquidity are the net proceeds from our initial public offering, funds generated by operations and our revolving secured line of credit with First Tennessee Bank.

We employ a primarily non-asset based operating strategy. In 2004, substantially all of the tractors and approximately 53% of the trailers utilized in our business were provided by our owner-operators and we have no capital expenditure requirements relating to this equipment. As a result, our capital expenditure requirements are limited in comparison to most large trucking companies which maintain sizable fleets of owned tractors and trailers, requiring significant capital expenditures.

In 2004, we acquired 220 trailers, including 48 container chassis and 20 container kits. On February 1, 2005, we entered into an agreement to purchase a building in Warren, Michigan for $2.1 million, excluding the costs of any renovations and improvements that will serve as our new corporate headquarters. We also expect to incur additional capital expenditures of $4.5 to $5.0 million for 2005 and capital expenditures of $4.5 to $5.0 million for 2006, in each case, exclusive of acquisitions. Our major capital expenditure requirements are to replace and expand the owned portion of our equipment fleet and our company facilities. In addition, we expect to incur expenses related to the renovation and improvement of our new headquarters building during 2005. We have not yet prepared a complete list of the renovations and improvements that will be necessary, nor have we solicited bids in this regard, but we expect that these expenses may be material. We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. On a longer-term basis, based on the availability under our line of credit and other financing sources and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

We made cash or in-kind distributions to CenTra totaling $6.1 million in 2002, $4.5 million in 2003 and $9.5 million in 2004. In addition, on December 28, 2004 our board of directors declared a special dividend of $50.0 million payable out of the proceeds of our initial public offering to CenTra, our sole shareholder on the record date for this dividend. We paid this dividend immediately following our initial public offering. We currently intend to retain our future earnings to finance our growth and do not anticipate paying subsequent cash dividends in the future.

Secured Lines of Credit

Under our secured line of credit with First Tennessee Bank, as amended on June 29, 2004 and December 27, 2004, our maximum borrowings are $40.0 million. The secured line of credit is collateralized by the accounts receivable of all of our wholly owned subsidiaries, except AFA, and bears interest at a rate equal to LIBOR plus 1.80% (effective rate of 4.22% at December 31, 2004). The agreement governing our secured line of credit contains covenants which require us to maintain a tangible net worth of at least $15.0 million and a debt to tangible net worth ratio not to exceed 4 to 1. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, tangible net worth is defined as net worth, plus subordinated debt, less the value assigned to intangibles in accordance with generally accepted accounting principles, and debt is defined as total liabilities. In addition the agreement may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The secured line of credit expires on August 31, 2005. At December 31, 2004, we had an outstanding balance of $30.1 million under the secured line of credit. In February 2005, we repaid the outstanding balance under the secured line of credit, using a portion of the net proceeds of our initial public offering. We intend to extend or replace the secured line of credit prior to its expiration date.

Great American Lines maintains a secured line of credit with PNC Bank allowing Great American Lines to borrow up to a maximum of $6.0 million. Great American Line’s secured line of credit is collateralized by substantially all of AFA’s assets and bears interest at the bank’s prime rate or LIBOR plus 1.75% (effective rate of 4.17% at December 31, 2004). The agreement governing Great American Line’s secured line of credit contains covenants which require Great American Lines to maintain a tangible net worth of at least $1.0 million, a ratio of indebtedness for borrowed money plus capital lease obligation to tangible net worth not to exceed 3.5 to 1 and a fixed charge coverage ratio of more than 1 to 1 as of the last day of each fiscal year. In addition the agreement may, in certain circumstances, limit AFA’s ability and the ability of its subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The secured line of credit expires in June 2005. At December 31, 2004, AFA had an outstanding balance of $1.5 million under the secured line of credit. In February 2005, we repaid the outstanding balance under the secured line of credit, using a portion of the net proceeds of our initial public offering.

Secured Equipment Loans and Capital Lease Obligations

Universal Am-Can currently has five outstanding loans with Key Equipment Finance, which had an aggregate outstanding balance of $1.6 million as of December 31, 2004. The proceeds of these loans were used to finance the purchase of equipment used in Universal Am-Can’s ordinary course of business and are secured by the equipment purchased. The loans bear interest at the LIBOR rate, plus a specified spread ranging from 1.53% to 1.70%. At December 31, 2004, our weighted average interest rate on these loans was 4.1%. As a result of our acquisition of AFA in August 2004, Universal Am-Can was not in compliance with the debt to tangible net worth ratio and minimum tangible net worth covenants contained in the loan agreements. Key Equipment Finance waived all defaults under these agreements and no amounts outstanding under the loans were accelerated. In addition, the agreements governing these equipment loans were amended in December 2004 and under the amended agreements we have assumed all of the obligations under these notes. Additionally, we are required to maintain a debt to tangible net worth ratio not to exceed 4 to 1 and a minimum net worth of $15.0 million. For the purpose of these ratios, debt is defined as total liabilities; tangible net worth is defined as net worth, plus subordinated debt, less the values assigned to intangibles, including but not limited to goodwill, any accounts receivable to related entities or our officers, any interests in the capital stock of any other entities and any other assets properly classified as intangibles in accordance with GAAP; and net worth is defined as the difference between the total assets and the total liabilities, all as reflected on our most recent balance sheet. These loan agreements also contain customary representations and warranties, affirmative and negative covenants, and events of default. We intend to repay these notes in the second quarter of 2005.

In August and October 2004, Universal Am-Can entered into three promissory notes with General Electric Capital Corporation totaling $2.5 million. At December 31, 2004, the outstanding balances under these loans totaled $2.3 million. The proceeds of each of these loans were used to finance the purchase of trailers used in Universal Am-Can’s ordinary course of business and are secured by the trailers purchased. Each loan has a fixed interest rate. The weighted average interest rate of the three loans is 5.57%. As a result of our acquisition of AFA in August 2004, Universal Am-Can was not in compliance with its debt to tangible net worth ratio and minimum tangible net worth covenant. General Electric Capital Corporation waived all defaults under these agreements and no amounts outstanding under the promissory notes were accelerated. In addition, the agreements governing these notes were amended in December 2004 and March 2005 and, under the amended agreements, Universal Am-Can is required to maintain a ratio of total liabilities to tangible net worth of not more than 5 to 1 at December 31, 2005 and maintain a tangible net worth of $4.5 million at December 31, 2004, $7.0 million at June 30, 2005 and $10.0 million at December 31, 2005 and thereafter. For the purpose of these ratios, tangible net worth is defined as total assets less the sum of intangible assets, receivables and advances from shareholders and affiliates and total liabilities, all as defined in accordance with GAAP consistently applied. The agreements also contain customary representations and warranties, affirmative and negative covenants, and events of default. We intend to repay these notes in the second quarter of 2005.

In October and December 2004, Mason Dixon Intermodal entered into two promissory notes with Key Equipment Finance totaling $843,000. The loans have an outstanding balance of $834,000 at December 31, 2004. The proceeds from these notes were used to acquire container chassis. The notes are payable in monthly installments totaling $20,449 plus interest at rates ranging from LIBOR plus 1.75% (effective rate of 4.17% at December 31, 2004) to 4.98% and are secured by the chassis purchased. The notes mature in December 2007 and July 2009. The loan agreements underlying these notes require Mason Dixon Intermodal to maintain various affirmative and negative covenants, including certain financial covenants. We intend to repay these notes in the second quarter of 2005.

At December 31, 2004, AFA had twelve loans and capital lease obligations outstanding with various financial institutions, which had an outstanding balance of $1.6 million. The loans and capital lease obligations are payable in monthly installments of approximately $115,000 including interest at rates ranging from the 4.84% to 13.95% and are secured by property and equipment. The weighted average interest rate of AFA’s term loans and capital lease obligations is 6.23% at December 31, 2004. We repaid $1.4 million of AFA loans in the first quarter of 2005 with a portion of the proceeds from our initial public offering.

Discussion of Cash Flows

Historically, we have funded our operations through cash flow from operations and short term-borrowings under our secured line of credit with First Tennessee Bank.

Net cash provided by operating activities in 2004 was $11.3 million, resulting primarily from $11.1 million in net income, $3.9 million in depreciation and amortization and an increase in accounts payable and accrued expenses of $6.5 million, offset by an $6.5 million increase in accounts receivable and amounts due to/from CenTra and affiliates and a $3.5 million increase in prepaid expenses and other assets. Net cash provided by operating activities in 2003 was $14.0 million, resulting primarily from $8.7 million in net income, $2.9 million in depreciation and amortization, a $5.1 million increase in accounts payable and accrued expenses and a $3.5 million increase in amounts due to CenTra; offset by an increase in accounts receivable and due from CenTra and affiliates of $6.1 million. Net cash provided by operating activities in 2002 was $11.0 million, resulting from $7.5 million in net income, $2.4 million in depreciation and amortization, a $4.6 million increase in accounts payable and accrued expenses and a $1.2 million increase in prepaid expenses and other assets, offset by $4.6 million decrease in accounts receivable and amounts due from CenTra and affiliates.

Net cash used in investing activities for 2004 was $25.6 million, consisting primarily of capital expenditures of $5.0 million, net cash paid for the acquisitions of AFA and NYP of $14.9 million and loans to CenTra of $5.8 million. Net cash used in investing activities for 2003 was $18.2 million, consisting primarily of a $14.4 million loan to CenTra and the purchase of trailers and other property totaling $3.6 million. Net cash used in investing activities for 2002 was $16.4 million, consisting primarily of the purchase of properties and trailers for an aggregate of $11.4 million and a $5.0 million loan to CenTra.

Net cash provided by financing activities for 2004 was $14.8 million, resulting from $17.5 million borrowed under our secured lines of credit and proceeds from long-term debt of $3.3 million, offset by the repayment of $2.8 million of long-term debt and $3.2 million of cash dividends paid to CenTra. Net cash provided by financing activities was $3.9 million for 2003, and $5.7 million for 2002. Net cash provided by financing activities for 2003 was primarily due to the net borrowings under our secured line of credit of $4.8 million, used to fund investing activities described above, offset by $1 million used to reacquire our common stock from Mohawk Services Corporation. Net cash provided by financing activities for 2002 was primarily due to $8.1 million of borrowings under our secured line of credit and a $5.0 million financing of the purchase of trailers offset by a distribution to CenTra of $6.1 million.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Secured Lines of Credit	$31,598	$31,598	$—	$—	$—
Long-Term Debt Obligations	5,847	1,988	2714	1,145	—
Capital Lease Obligations	553	302	251	—	—
Operating Lease Obligations	725	284	248	52	141
Purchase Obligations	300	300	—	—	—

Total	$39,023	$34,472	$3,213	$$1,197	$141

On February 1, 2005, we entered into an agreement to purchase 18 acres and a 175,000 square foot building in Warren, Michigan for $2.1 million, excluding the costs of any renovations and improvements. This building will serve as our new corporate headquarters. We expect the purchase to close in the second quarter of 2005 and to move into that facility during the second quarter of 2006. We have not yet prepared a complete list of the renovations and improvements that will be necessary to prepare this building to serve as our headquarters, nor have we solicited bids in this regard. These additional costs could be material. In addition, we will incur moving expenses and could experience disruptions in our business relating to the move, either of which could be material.

Off-Balance Sheet Arrangements

In connection with the acquisition of NYP on November 1, 2004, we agreed to pay the former owners an amount equal to 1.5% of operating revenues generated by CrossRoad Carriers subject to certain limitations, through November 2007.

On January 1, 2005, we acquired certain assets of Xxtreme Trucking, LLC for $100,000, in connection with this acquisition; we agreed to pay the former owners an amount equal to 2.5% of operating revenues generated from these assets, up to an aggregate of $650,000, through December 2007.

Legal Matters

We are subject to various legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty. We accrue for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We use judgment and evaluate, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings is inherently uncertain and so typically a loss cannot be reasonably estimated. Accordingly, if the outcome of legal proceedings are different than is anticipated by us, we would have to record a charge for the matter, generally in the full amount at which it was resolved, in the period resolved, negatively impacting our results of operations and financial position for the period.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, operating revenues and operating expenses.

Critical accounting policies are those that are both (1) important to the portrayal of our financial condition and results of operations and (2) require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increase, those judgments become even more subjective and complex. In order to provide an understanding about how our management forms its judgments about future events, including the variables and assumptions underlying the estimates, and the sensitivity of those judgments to different circumstances, we have identified our critical accounting policies below.

Allowance for Uncollectible Receivables

The allowance for potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. Management continuously monitors these factors to arrive at the estimate of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators. Past due balances over 120 days and over $5,000 are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. This analysis requires us to make significant estimates. Changes in the facts and circumstances that these estimates are based upon and changes in the general economic environment could result in material change in the allowance for uncollectible receivables. These changes include, but are not limited to, deterioration of customers’ financial position, changes in our relationships with our customers, agents and owner-operators and unforeseen issues relating to individual receivables.

Insurance Claim Costs

Historically, each of our operating subsidiaries, other than AFA, maintained insurance against the first $1.0 million of liability for individual auto liability, workers’ compensation and general liability claims. AFA maintained insurance against the first $2.0 million of liability for individual auto liability and general liability claims, subject to a $150,000 deductible per occurrence. AFA also maintained insurance against the first $500,000 of liability for workers compensation claims. Effective December 1, 2004, we revised our insurance coverage so that we and each of our operating subsidiaries, including AFA and CrossRoad Carriers, maintains insurance against the first $1.0 million of liability for individual auto liability, workers’ compensation and general liability claims. In addition, each of our operating subsidiaries and we maintain $10.0 million of excess auto liability coverage for individual claims in excess of $10.0 million. We self-insure for amounts between $1.0 million and $10.0 million and all amounts over $20.0 million, related to auto liability claims. We also self-insure for all workers’ compensation and general liability claims over $1.0 million and for 100% of all cargo and equipment damage claims. In addition, we are responsible for all of the legal expenses related to claims, or the portion of claims, that we self-insure. As of December 31, 2004, we did not have any reserves for workers’ compensation or general liability claims. We do establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability and we will establish reserves relating to workers’ compensation and general liability claims in the future as appropriate. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition and results of operations.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

Depreciation of long-lived assets is calculated using the straight-line method over the estimated useful lives of the assets. We evaluate the salvage value, useful life, and annual depreciation of trailers annually based on the current market environment and our recent experience with disposition values. We also evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and anticipated future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Our projection of future cash flows, the level of actual cash flows, the methods of estimating used for determining fair values and salvage values can impact impairment. Any changes in management’s judgments could result in greater or lesser annual depreciation expense or impairment charges in the future.

Effect of Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities - an Interpretation of ARB 51”, which is effective for financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. We adopted this Interpretation on January 1, 2004. The adoption of this Interpretation did not have an impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123 (R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of income. The revised SFAS No. 123 (R) generally requires that an entity account for those transactions using the fair-value based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock

Issued to Employees.’’ SFAS No. 123 (R) is effective for us beginning July 1, 2005. We are electing to prospectively adopt SFAS No. 123 (R) on July 1, 2005.

Factors That May Affect Future Results or Forward-Looking Statements

We primarily rely on owner-operators to provide transportation services to our customers, and continued reliance primarily on owner-operators, as well as reductions in our pool of available driver candidates could limit our growth.

The transportation services that we provide are primarily carried out by owner-operators who are generally responsible for paying for their own equipment, fuel and other operating costs. Our owner operators provide substantially all of the tractors and approximately 53% of the trailers used in our business. Owner-operators make up a relatively small portion of the pool of all truck drivers. Thus, continued reliance primarily on owner-operators could limit our ability to grow. In addition, the following factors recently have combined to create a difficult operating environment for owner-operators:

•	increases in the prices of new and used tractors;

•	a tightening of financing sources available to owner-operators for the acquisition of equipment;

•	high fuel prices; and

•	increases in insurance costs.

In recent years, these factors have caused many owner-operators to join company-owned fleets or to exit the industry entirely. As a result of a smaller available pool of qualified owner-operators, the already strong competition among carriers for their services has intensified. Due to the difficult operating environment and intense competition, turnover among owner-operators in the trucking industry is high. Our owner-operator turnover rate was approximately 80% for 2004. Additionally, our agreements with our owner-operators are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified owner-operators to replace those who have left our fleet. If we are unable to retain our existing owner-operators or recruit new owner-operators, it could have a materially adverse effect on our business and results of operations.

In the event that the current operating environment for owner-operators does not improve or worsens, we may be required to adjust our owner-operator compensation package or, alternatively, to acquire more of our own revenue equipment and seat it with employee drivers in order to maintain or increase the size of our fleet. The adoption of either of these measures could materially and adversely affect our financial condition and results of operations. If we are required to increase the compensation of owner-operators, our results of operations would be adversely affected to the extent increased expenses are not offset by higher freight rates. If we elect to purchase more of our own tractors and hire additional employee drivers, our capital expenditures would increase, we would incur additional employee benefits costs and depreciation, interest, and/or equipment rental expenses, our financial return on our assets would decline and we would be exposed to the risks associated with implementing a business model with which we have limited experience.

We heavily rely upon our agents to develop customer relationships and to locate freight, and the loss of any agent or agents responsible for a significant portion of our revenue could adversely affect our revenue and results of operations.

We heavily rely upon our agents to market our transportation services, to act as intermediaries with customers and to recruit owner-operators. Although we employ a small field management staff that maintains direct relationships with some of our larger, national customers and is responsible for supporting, coordinating and supervising our agent’s activities, the primary relationship with our customers generally is with our agents and not directly with us. We rely on verbal agreements with our agents and these verbal agreements do not obligate our agents to provide us with a specific amount of service or to refer freight exclusively to us. Our reliance on verbal agreements may increase the likelihood that we or our agents have a disagreement or a misunderstanding of our and their respective rights and obligations. In addition, in the event of a dispute with one of our agents, we may not be able to verify the terms of the agreement.

We compete with other trucking companies that utilize agent networks both to recruit quality agents and for the business that they generate, which typically involves both competition with respect to the freight rates that we charge shippers and the compensation paid to the agents. There can be no assurance that we will be able to retain our agents or that our agents will continue to refer to us the amount of business that they have in the past. In 2004, 105 of our agents generated more than $1.0 million in operating revenues each and our five largest revenue-producing agents generated an aggregate of approximately 9.0% of our operating revenues. If we were to lose the service of an agent or agents responsible for a significant portion of our operating revenues or if any such agent or agents were to significantly reduce the volume of business that they refer to us, it would have a materially adverse effect on our operating revenues and results of operations. Further, if we were required to increase the compensation we pay to agents in order to retain, or maintain business volumes with them, our operating results would be adversely affected to the extent that we could not pass these increased costs on to our customers.

We self-insure for a significant portion of our potential liability for auto liability, workers’ compensation and general liability claims. One or more significant claims, our failure to adequately reserve for such claims, or the cost of maintaining our insurance, could have a materially adverse impact on our financial condition and results of operations.

Historically, each of our operating subsidiaries, other than Great American Lines, maintained insurance against the first $1.0 million of liability for individual auto liability, workers’ compensation and general liability claims. Great American Lines maintained insurance against the first $2.0 million of liability for individual auto liability and general liability claims, subject to a $150,000 deductible per occurrence. Great American Lines also maintained insurance against the first $500,000 of liability for workers’ compensation claims.

Effective December 1, 2004, we revised our insurance coverage so that we and each of our operating subsidiaries, maintains insurance against the first $1.0 million of liability for individual auto liability, workers’ compensation and general liability claims. In addition, we and each of our operating subsidiaries also maintains $10.0 million of excess auto liability coverage for individual claims in excess of $10.0 million. We self-insure for amounts between $1.0 million and $10.0 million and for all amounts over $20.0 million, related to auto liability claims. We also self-insure for all workers’ compensation and general liability claims over $1.0 million and for 100% of all cargo and equipment damage claims. In addition, we are responsible for all of the legal expenses related to claims, or the portion of claims, that we self-insure. As of December 31, 2004, we did not have any reserves for workers’ compensation or general liability claims. We do establish reserves for anticipated losses and expenses related to cargo and property damage claims and auto liability claims, and we will establish reserves relating to workers’ compensation and general liability claims in the future as appropriate. Our reserves have been and will be periodically evaluated and adjusted to reflect our experience.

The nature of our industry is that auto accidents occur and, when they do, they almost always result in equipment damage and they often result in injuries or death. Since January 1, 2000, approximately 0.2% of our total casualty claims exceeded $1.0 million. If we experience claims that are not covered by our insurance or that exceed our reserves, or if we experience claims for which coverage is not provided, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition and results of operations.

The levels of our insurance coverage described above are greater than we have historically maintained. Accordingly, as a result of increased premiums, we expect our insurance and claims expense to increase over historical levels, even if we do not experience an increase in the number of insurance claims. Insurance carriers recently have significantly raised premiums for many businesses, including trucking companies. If this continues, the cost of maintaining our insurance would increase. In addition, if we decide to increase our insurance coverage in the future, our costs would be expected to further increase.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.

Our business is dependent upon a number of general economic and business factors that may have a materially adverse effect on our results of operations. Many of these are beyond our control, including new equipment prices and used equipment values, interest rates, fuel taxes, tolls, and license and registration fees, all of which could increase the costs borne by our owner-operators, and capacity levels in the trucking industry, particularly in the market segments and geographic regions in which we operate.

We also are affected by recessionary economic cycles, changes in inventory levels, and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers, such as automotive, steel and other metals, building materials and machinery. Economic conditions may adversely affect our customers, their need for our services or their ability to pay for our services. Adverse changes in any of these factors could have a materially adverse effect on our business and results of operations.

We operate in a highly competitive and fragmented industry, and our business may suffer if we are unable to adequately address factors that may adversely affect our revenue and costs relative to our competitors.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•	we compete with many other truckload carriers of varying sizes and to a lesser extent, with less than truckload carriers and railroads, some of which have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do;

•	some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates, maintain our operating margins or maintain significant growth in our business;

•	many customers reduce the number of carriers they use by selecting so-called “core carriers’’ as approved service providers, and in some instances we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

•	the trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size and with whom we may have difficulty competing;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

•	competition from Internet-based and other brokerage companies may adversely affect our relationships with our customers and freight rates; and

•	economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve the ability of smaller carriers to compete with us.

Fluctuations in the price or availability of fuel and our ability to collect fuel surcharges may affect our ability to retain or recruit owner-operators.

Our owner-operators bear the costs of operating their tractors, including the cost of fuel and fuel taxes. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. For example, average weekly diesel fuel prices ranged from $1.98 per gallon to $2.21 per gallon in the fourth quarter of 2004, compared with $1.44 per gallon to $1.50 per gallon in the fourth quarter of 2003. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. These arrangements will not fully protect our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. Our owner-operators also may seek higher compensation from us in the form of higher commissions, which could have a materially adverse effect on our results of operations. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our business and results of operations.

We may not be able to successfully execute our acquisition strategy, which could cause our business and future growth prospects to suffer.

One component of our growth strategy is to pursue strategic acquisitions of truckload and other transportation companies that meet our acquisition criteria. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable. In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources than we do. If we are unable to secure sufficient funding for potential acquisitions, we may not be able to complete strategic acquisitions that we otherwise find desirable. Further, if we succeed in consummating strategic acquisitions, our business, financial condition and results of operations may be negatively affected because:

•	some of the acquired businesses may not achieve anticipated revenues, earnings or cash flows;

•	we may assume liabilities that were not disclosed to us or exceed our estimates;

•	we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•	acquisitions could disrupt our ongoing business, distract our management and divert our resources;

•	we may experience difficulties operating in markets in which we have had no or only limited direct experience;

•	we may lose the customers, key employees, agents and owner-operators of the acquired company;

•	we may finance future acquisitions by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our shareholders;

•	we may incur additional debt related to future acquisitions; or

•	we may acquire companies that derive a portion of their revenues from asset-based operations and experience unforeseen difficulties in integrating this unfamiliar business model.

If we are unable to retain our executive officers, our business and results of operations could be harmed.

We are highly dependent upon the services of our executive officers and the officers of our operating subsidiaries. We do not maintain key-man life insurance on any of these persons. The loss of the services of any of these individuals could have a materially adverse effect on our operations and future profitability. We also need to continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. The market for qualified employees can be highly competitive, and we cannot assure you that we will be able to attract and retain the services of qualified executives, managers or other employees.

We operate in a highly regulated industry and increased costs of compliance with, liability for violation of, or changes in, existing or future regulations could have a materially adverse effect on our business.

The U.S. Federal Motor Carrier Safety Administration, or FMCSA, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our owner-operators must comply with the safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing and hours-of-service. There also are regulations specifically relating to the trucking industry, including testing and specifications of equipment and product handling requirements. These measures could disrupt or impede the timing of our deliveries and we may fail to meet the needs of our customers. The cost of complying with these regulatory measures, or any future measures, could have a materially adverse effect on our business or results of operations. On January 4, 2004, new FMCSA hours-of-service regulations took effect. However, after nine months of operation under the new regulations, citizens’ advocacy groups successfully challenged the new regulations in court, alleging that they were developed without properly considering issues of driver health. Pending further action by the courts or the effectiveness of new rules addressing the issues raised by the appellate court, Congress has enacted a law that extends the effectiveness of the new rules until September 30, 2005. Any further court action or changes to the new FMCSA hours-of-service rules could adversely affect our business or results of operations.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

Our operations involve the risks of fuel spillage and environmental damage, among others, and we are subject to various environmental laws and regulations. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, we could be subject to substantial fines or penalties and to criminal and civil liability, which could have a materially adverse effect on our business and operating results. In addition, claims for environmental liabilities arising out of property contamination have been asserted against us from time to time. Such claims, in some instances, have been associated with businesses related to entities or facilities we acquired and have been based on conduct that occurred prior to our acquisition of those entities or facilities. While none of the claims identified to date have resulted in a material liability to us, additional environmental liabilities relating to any of our former operations or any entities or facilities we have acquired could be identified and give rise to claims against us involving significant losses.

A determination by regulators that our agents and owner-operators are employees could expose us to various liabilities and additional costs.

From time to time, tax and other regulatory authorities have sought to assert that independent contractors in the trucking industry, such as our agents and owner-operators, are employees rather than independent contractors. There can be no assurance that these interpretations and tax laws that consider these persons independent contractors will not change or that these authorities will not successfully assert this position. If our agents or owner-operators are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. Our business model relies on the fact that our agents and owner-operators are not deemed to be our employees, and exposure to any of the above increased costs would have a materially adverse effect on our business and operating results.

Our business may be harmed by terrorist attacks, future war or anti-terrorism measures.

In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Such measures may have costs associated with them, which we or our owner-operators could be forced to bear, or may otherwise reduce the productivity of our owner-operators. For example, security measures imposed at bridges, tunnels, border crossings and other points on key trucking routes may cause delays and increase the non-driving time of our owner-operators, which could have a materially adverse effect on our operating results. In addition, war, risk of war or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

Our ability to grow may be affected if shippers refuse to use our services because we operate primarily through agents and owner-operators.

In our experience, certain high-volume shippers have determined that their freight must be hauled by carriers that use company drivers and equipment. Such shippers believe that they can obtain a more homogenous fleet and more control over service standards. While we do not believe these shippers’ policies have had an adverse effect on our operations historically, such policies could prevent us from pursuing certain business opportunities, which could adversely affect our growth and results of operations.

A decrease in intermodal volume shipments could adversely affect our business.

A portion of our business comes from the intermodal segment of the trucking market and we believe that by expanding our intermodal support services we have a substantial opportunity to grow our business. A decrease in intermodal transportation services resulting from general economic conditions or other factors such as work stoppages, price competition from other modes of transportation, or a disruption in steamship or rail service could have an adverse effect on these growth opportunities and have a materially adverse effect on our business.

Seasonality and the impact of weather can affect our operations.

The productivity of our owner-operators generally decreases during the winter season because some shippers reduce their shipments and inclement weather impedes operations. At the same time, our operating expenses generally increase because harsh weather creates higher accident frequency and increased claims.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and The Nasdaq National Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, in anticipation of becoming a public company, we have created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we are beginning the process of evaluating our internal control structure in relation to Section 404 of the Sarbanes-Oxley Act and, pursuant to this section, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ended December 31, 2006. We will incur additional costs and dedicate significant resources toward complying with these requirements. We also expect these new laws, rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new laws, rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. The costs of compliance or our failure to comply with these laws, rules and regulations could adversely affect our reputation, financial condition, results of operation and the price of our common stock.

We currently use CenTra’s administrative infrastructure, and our ability to operate our business may suffer if we choose to develop our own infrastructure.

Prior to December 31, 2004, we were a wholly-owned subsidiary of CenTra. As such, we relied on CenTra to provide certain tax, human resources and legal services, and audit the driver logs of our subsidiaries. At the time of our separation from CenTra, we entered into a transition services agreement with CenTra pursuant to which CenTra agreed to continue to provide these services to us and our subsidiaries. See “Item 13: Certain Relationships and Related Transactions - Transition Services Agreement’’ for a description of these services. However, these services may not be provided at the same level as when we were a wholly owned subsidiary of CenTra, and we may not be able to obtain the same benefits that we received prior to the separation. This transition services agreement has a term of two years and expires on December 31, 2006. After the transition services agreement with CenTra expires, we may not be able to replace these services at all or at prices and on terms as favorable as we currently enjoy. In addition, any failure or downtime in our financial or administrative systems or in CenTra’s financial or administrative systems during the transitional period could result in unexpected costs and have a materially adverse effect on our business and results of operations.

We may be liable for certain U.S. federal and state tax obligations associated with the spin-off of our shares by CenTra and certain other tax and other obligations.

On December 31, 2004, CenTra distributed all of our shares held by it to its shareholders (Matthew T. Moroun and a trust controlled by Manuel J. Moroun), which distribution we refer to as the spin-off. In connection with the spin-off, we entered into a tax separation agreement with CenTra, pursuant to which we and CenTra agreed to indemnify one another for certain taxes and similar obligations that the other party could incur under certain circumstances. In general, we are responsible for taxes based on our separate income for taxable periods ending on or before December 31, 2004. If we are required to make any payments under our indemnity obligations under the tax separation agreement, it could have a material impact on our financial position and results of operations.

We believe that the spin-off will qualify as a tax-free distribution for which no gain or loss will be recognized by CenTra or its shareholders for federal income tax purposes under Section 355 and related provisions of the Code. However, we cannot assure you that the Internal Revenue Service, or IRS, will not take a contrary position or that any such position would not be sustained. Under the tax separation agreement, CenTra is generally responsible for taxes resulting directly from the spin-off if the spin-off does not qualify as a tax-free distribution as well as for taxes relating to itself and its subsidiaries (other than us) for taxable periods ending on or before the date of the spin-off. If CenTra becomes liable for such tax obligations and is not able to satisfy them, under the Code, we, as a former subsidiary of CenTra at the time the tax obligation arose, may become obligated to make such payments on CenTra’s behalf. If we are required to make any payments resulting from such tax obligations, it could have a materially adverse impact on our financial position and results of operations.

In addition to tax liabilities, governmental authorities or other third parties may seek to hold us responsible for other liabilities of CenTra or its subsidiaries. If we ultimately are held responsible for significant liabilities of CenTra or its subsidiaries, it could have a materially adverse impact on our financial position and results of operations.

Any disputes that arise between us and CenTra with respect to our past and ongoing relationships could harm our business operations.

Disputes may arise between CenTra and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from CenTra;

•	employee retention and recruiting;

•	the nature, quality and pricing of transitional services CenTra has agreed to provide us; and

•	business opportunities that may be attractive to both CenTra and us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. The agreements we have entered into with CenTra may be amended upon agreement between the parties. While we are controlled by Matthew T. Moroun and Manuel J. Moroun, who also control CenTra, CenTra may be able to require us to agree to amendments to these agreements that may be less favorable to us than the original terms of the agreements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is affected by changes in interest rates. Our secured lines of credit and the secured equipment loans bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR will affect the interest rate on, and therefore our cost under, the line of credit and equipment loans. Assuming balances on our secured line of credit and our secured equipment loans identical to those at December 31, 2004 we estimate that a 1% increase in LIBOR would reduce our annual net income by approximately $334,000.

We did not have any interest rate swap agreements as of the date of this Form 10-K.

Commodity Price Risk

Fluctuations in fuel prices can affect our profitability by affecting our ability to retain or recruit owner-operators. Our owner-operators bear the costs of operating their tractors, including the cost of fuel. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. Historically, these arrangements have not fully protected our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our financial condition and results of operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Universal Truckload Services, Inc.:

We have audited the accompanying consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of Universal Truckload Services, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying 2002 consolidated financial statements of Universal Truckload Services, Inc. were audited by other auditors who are no longer independent. In their report dated April 16, 2003, those auditors expressed an unqualified opinion on the 2002 consolidated financial statements, before the stock split adjustments described in Note 12. Their report also contains an explanatory paragraph that indicates that the 2002 consolidated financial statements may not necessarily be indicative of the conditions that would have existed or the results of operations if Universal Truckload Services, Inc. had operated as an unaffiliated company of CenTra, Inc.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, CenTra, Inc. provided legal, human resources and tax services to Universal Truckload Services, Inc. for the years ended December 31, 2003 and 2004. The costs of these services are not necessarily indicative of the costs that would have been incurred if Universal Truckload Services, Inc. had internally performed or acquired these services as an unaffiliated company.

The 2002 consolidated financial statements of Universal Truckload Services, Inc. were audited by other auditors who are no longer independent. As described in Note 12, the Board of Directors approved a two hundred eleven-for-one stock split of Universal Truckload Services, Inc.’s common stock on November 4, 2004. The capital stock accounts, all share data and earnings per share give effect to the stock split, applied retroactively, to all periods presented. We audited the adjustments that were applied to the stock split reflected in the 2002 consolidated financial statements. In our opinion, the adjustments in Note 12 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 consolidated financial statements of Universal Truckload Services, Inc. other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Detroit, Michigan
March 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Universal Truckload Services, Inc.
Warren, Michigan

We have audited the accompanying consolidated statements of income, shareholder’s equity, and cash flows for the year ended December 31, 2002 of Universal Truckload Services, Inc. and subsidiaries. These financial statements are the responsibility of Universal Truckload Services, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements of Universal Truckload Services, Inc. and subsidiaries present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared from the separate records maintained by the subsidiaries of Universal Truckload Services, Inc. and may not necessarily be indicative of the conditions that would have existed or the results of operations if Universal Truckload Services, Inc. had been operated as an unaffiliated company. As discussed in Note 3, certain corporate overhead expenses represent allocations made by CenTra, Inc.

/s/ DELOITTE & TOUCHE LLP
April 16, 2003
Detroit, Michigan

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets
December 31, 2003 and 2004
(In thousands, except share data)

	2003	2004
Assets
Current assets:
Cash	$423	$904
Accounts receivable – net	43,216	59,441
Due from CenTra and affiliates	1,691	502
Loan receivable from CenTra	—	1,764
Prepaid expenses and other	409	5,195
Deferred income taxes	955	796

Total current assets	46,694	68,602

Property and equipment	31,691	41,219
Less accumulated depreciation	(14,502)	(17,388)

Property and equipment – net	17,189	23,831

Deferred income taxes	1,926	586
Goodwill	—	3,192
Intangible assets - net	1,031	8,656
Other assets	—	417

Total	$66,840	$105,284

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Dividend payable	$—	$50,000
Line of credit	12,881	31,598
Current portion of long-term debt	2,154	2,290
Accounts payable	12,174	21,154
Accrued expenses	6,072	11,103
Due to CenTra	464	1,375

Total current liabilities	33,745	117,520

Long-term liabilities:
Long-term debt	1,609	4,110
Other long-term liabilities	—	479

Total long-term liabilities	1,609	4,589

Shareholders’ equity (deficit):
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 10,022,500 shares	10,023	10,023
Paid-in capital	15,871	—
Retained earnings	5,592	—
Distributions in excess of CenTra’s contributed capital	—	(26,848)

Total shareholders’ equity (deficit)	31,486	(16,825)

Total	$66,840	$105,284

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Income
Years ended December 31, 2002, 2003 and 2004
(In thousands, except per share data)

	2002	2003	2004
Operating revenues:
Truckload	$191,631	$205,807	$249,114
Brokerage	35,091	43,000	77,726
Intermodal	26,090	28,891	35,176

Total operating revenues	252,812	277,698	362,016

Operating expenses:
Purchased transportation	186,095	204,947	269,687
Commissions expense	20,240	22,228	27,354
Other operating expense, net	4,117	4,069	5,268
Selling, general, and administrative	21,576	22,570	27,640
Insurance and claims	6,189	6,954	9,602
Depreciation and amortization	2,410	2,863	3,913

Total operating expenses	240,627	263,631	343,464

Income from operations	12,185	14,067	18,552

Interest income	44	253	113

Interest expense	(226)	(499)	(890)

Income before provision for income taxes	12,003	13,821	17,775
Provision for income taxes	4,530	5,103	6,657

Net income	$7,473	$8,718	$11,118

Earnings per common share:
Basic and diluted	$0.71	$0.87	$1.11

Average common shares outstanding:
Basic and diluted	10,550	10,023	10,023

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)
Years ended December 31, 2002, 2003 and 2004
(In thousands)

				Distributions
				in excess of
				CenTra’s
	Common	Paid-in	Retained	Contributed
	stock	capital	earnings	Capital	Total
Balances - January 1, 2002, as previously reported	$50	$30,386	$—	$—	$30,436

Effect of 211-for-1 stock split	10,500	(10,500)	—	—	—

Balances - January 1, 2002, as restated	10,550	19,886	—	—	30,436

Net income	—	—	7,473	—	7,473

Reacquisition of common stock	(527)	(1,033)	—	—	(1,560)

Capital contributions	—	2,015	—	—	2,015

Distributions to CenTra	—	—	(6,050)	—	(6,050)

Reclassification to due to CenTra	—	(4,997)	—	—	(4,997)

Balances – December 31, 2002	10,023	15,871	1,423	—	27,317

Net income	—	—	8,718	—	8,718

Distributions to CenTra	—	—	(4,549)	—	(4,549)

Balances – December 31, 2003	10,023	15,871	5,592	—	31,486

Net income	—	—	11,118	—	11,118

Distributions to CenTra	—	(15,871)	(16,710)	(26,848)	(59,429)

Balances – December 31, 2004	$10,023	$—	$—	$(26,848)	$(16,825)

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2003 and 2004
(In thousands)

	2002	2003	2004
Cash flows from operating activities:
Net income	$7,473	$8,718	$11,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,410	2,863	3,913
Loss on disposal of property and equipment	—	—	9
Interest income	—	—	(57)
Bad debt expense	(287)	1,366	2,382
Deferred income taxes	633	52	(158)
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	(4,303)	(7,466)	(9,808)
Prepaid expenses and other	1,187	(169)	(3,526)
Accounts payable and accrued expenses	4,554	5,054	6,507
Due to CenTra	(627)	3,542	911

Net cash provided by operating activities	11,040	13,960	11,291

Cash flows from investing activities:
Capital expenditures	(11,369)	(3,643)	(5,007)
Proceeds from the sale of property and equipment	—	—	157
Additions to goodwill	—	—	(89)
Loans to CenTra	(5,000)	(14,350)	(5,750)
Acquisitions	—	(250)	(14,919)

Net cash used in investing activities	(16,369)	(18,243)	(25,608)

Cash flows from financing activities:
Long-term debt borrowings	4,998	1,917	3,304
Repayments of long-term debt	(1,323)	(1,829)	(2,786)
Net borrowings under lines of credit	8,061	4,820	17,474
Distributions to CenTra	(6,050)	—	(3,194)
Acquisition of common stock	—	(1,000)	—

Net cash provided by financing activities	5,686	3,908	14,798

Net increase (decrease) in cash	357	(375)	481
Cash – beginning of year	441	798	423

Cash – end of year	$798	$423	$904

Supplemental cash flow information:

Cash paid for interest	$209	$477	$813

Cash paid for taxes	$363	$271	$706

Fair value of assets acquired, including goodwill		$290	$28,114
Debt issued		—	(1,607)
Liabilities assumed		(40)	(11,588)

Net cash paid		$250	$14,919

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Consolidated Statements of Cash Flows - Continued
Years ended December 31, 2002, 2003 and 2004
(In thousands)

Non-cash investing and financing transactions (Note 3):

In 2003, the $5,000,000 loan to CenTra was settled in a non-cash transaction.

In 2003, $560,000 of the 2002 acquisition of common stock was settled in connection with the non-cash transaction described above. The remaining $1,000,000 was paid in 2003.

In 2004, the Company declared a $50,000,000 dividend. The dividend will be paid from the net proceeds of the Company’s initial public offering.

In 2004, the Company declared three in-kind dividends consisting of 1) a land and building with a net book value $1,838,000, 2) a $4,000,000 loan receivable plus accrued interest of $43,000 and 3) a $25,000 option and right of first refusal on one of its terminal yards in Dearborn, Michigan.

In 2004, the Company exchanged properties with CenTra, whereby the Company transferred a terminal yard with a book value of $718,000 to CenTra in exchange for an office building. The office building was recorded at CenTra’s net book value of $131,000. Additionally, the Company recorded a deemed distribution to CenTra of $448,000 and a net deferred tax asset of $233,000.

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(1)	Summary of Significant Accounting Policies

(a)	Business

Universal Truckload Services, Inc. (UTSI or the Company), through its subsidiaries, operates as an owner operator and agency based truckload motor carrier in the United States and in the Canadian provinces of Ontario and Quebec. Through December 31, 2004, UTSI was a wholly owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of UTSI’s common stock to Matthew T. Moroun and a trust controlled by Manuel J. Moroun, the sole shareholders of CenTra. CenTra, Inc., its subsidiaries and affiliates are referred to as “CenTra.” In 2001 and previous years, receivables and payables between UTSI and CenTra were classified as CenTra’s net investment. In 2002, the net intercompany payable was reclassified from paid in capital to a liability due to CenTra because they were now being settled regularly.

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Am-Can Ltd. (UACL), The Mason & Dixon Lines, Inc. (Mason & Dixon), Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc. (LTI), AFA Enterprises, Inc. (AFA), and CrossRoad Carriers, Inc. (CRC). AFA and CRC were acquired in 2004. Their accounts are included for the periods from their respective dates of acquisition through December 31, 2004. All significant intercompany accounts and transactions between the UTSI entities have been eliminated.

The accompanying consolidated financial statements present the historical financial position, results of operations, and cash flows of the Company and are not necessarily indicative of what the financial position, results of operations, or cash flows would have been had the Company operated as an unaffiliated company during the periods presented.

(c)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangibles; valuation allowances for receivables and deferred income tax assets; and liabilities related to insurance claim costs. Actual results could differ from those estimates.

(d)	Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. Past due balances over 120 days and $5,000 are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(e)	Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line basis over estimated useful lives of seven years for trailers and tractors, five years for computers and office equipment, five years for miscellaneous equipment, and the remaining lease term for leasehold improvements. The Company evaluates the salvage value, useful life, and annual depreciation of trailers annually based on the current market environment and its recent experience with disposition values.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(1)	Summary of Significant Accounting Policies - continued

(e)	Property and Equipment - continued

The Company also evaluates the carrying value of long-lived assets for impairment by analyzing the operating performance and anticipated future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The Company evaluates the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by the projection of future cash flows, the level of actual cash flows and salvage values and the methods of estimation used for determining fair values. Any changes in management’s judgments could result in greater or lesser annual depreciation expense or impairment charges in the future.

(f)	Intangible Assets

Intangible assets consist of the cost of customer and agent relationships that have been acquired in business combinations. The gross amount recorded for the agent contracts and customer relationships is $1,537,000 and $9,583,000 at December 31, 2003 and 2004, respectively. The agent contracts and customer relationships are being amortized over periods ranging from seven to fifteen years which represents the expected average life of the customer and agent relationships. Accumulated amortization is $506,000 and $927,000 as of December 31, 2003 and 2004, respectively.

Estimated amortization expense by year is as follows (in thousands):

2005	$874
2006	874
2007	854
2008	776
2009	690
Thereafter	4,588

Total	$8,656

(g)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisition of AFA and NYP (see Note 2). A fair value approach will be used to test for impairment annually, beginning in 2005 or more frequently if an impairment indicator exists.

(h)	Income Taxes

For all periods presented, the Company filed a consolidated U.S. federal income tax return with CenTra who determined income taxes for its subsidiaries on a separate return basis. Cash payments for federal income taxes were made to CenTra for all periods through December 31, 2004. Effective for all periods subsequent to January 1, 2005, the Company will file a separate U.S. federal income tax return and will discontinue making cash payments to CenTra for federal income taxes.

Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(1)	Summary of Significant Accounting Policies - continued

(h)	Income Taxes - continued

To allocate the responsibilities for pre-spin-off tax liabilities of CenTra and UTSI and to address other tax matters, UTSI entered into a tax separation agreement with CenTra on December 31, 2004. Under the terms of the agreement, CenTra will generally indemnify UTSI from any liability for (1) income taxes relating to the CenTra consolidated group for any taxable period ending on or before the date of the spin-off other than taxes specifically allocable to UTSI based on the amount of taxes UTSI would otherwise owe based on its taxable income, computed as if it filed a separate consolidated return and (2) taxes resulting from the spin-off. UTSI will generally indemnify CenTra from all liability for federal income taxes allocable to UTSI as described above and all other taxes allocable to UTSI for any taxable period ending on or before the distribution date. UTSI also will indemnify CenTra for all taxes allocable to it for any taxable period, or portion thereof, ending after the spin-off.

The tax separation agreement also addresses other tax-related matters, including refunds, the preparation and filing of tax returns, and tax contests. CenTra will prepare and file all income tax returns of its businesses, including UTSI’s business, for all periods ending on or before December 31, 2004. UTSI will prepare all tax returns relating to its other taxes that have not been filed before December 31, 2004 and all tax returns for periods commencing after that date.

(i)	Freight Revenue and Related Expenses

The Company is the primary obligor when rendering its truckload, brokerage and intermodal services and assumes the corresponding credit risk with customers. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when evidence of an arrangement exists, delivery has occurred at the receiver’s location, the revenue and related expenses are fixed and determinable and collectibility is reasonably assured. Fuel surcharges of $1,325,000, $5,443,000 and $12,524,000 for the years ended December 31, 2002, 2003 and 2004, respectively, are included in operating revenues and purchased transportation.

(j)	Insurance Claim Costs

Insurance and claims expense represents insurance premiums paid by the Company and the accruals made for claims within the Company’s self-insured retention amounts. The accruals are primarily related to cargo and equipment damage claims. The Company may also make accruals for personal injury and property damage to third parties, and workers’ compensation claims if a claim exceeds UTSI’s insurance coverage. The Company maintains insurance with licensed insurance carriers. The insurance covers the first $1,000,000 of liability for each individual workers’ compensation, auto liability, or general liability claim. Through November 30, 2004, the Company was self-insured for all amounts over $1,000,000 related to such claims. On December 1, 2004, the Company obtained excess auto liability coverage for individual claims exceeding $10,000,000 and up to $20,000,000. The Company is self insured for all auto liability claims between $1,000,000 and $10,000,000 and for all amounts over $20,000,000. In addition, the Company self-insures for all claims related to cargo. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported claims based on historical experience.

To reduce the Company’s exposure to non-trucking use liability claims (claims incurred while the vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), the Company requires its owner-operators to maintain non-trucking use liability coverage, which is referred to as deadhead bobtail coverage, of $2,000,000 per occurrence.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(1)	Summary of Significant Accounting Policies - continued

(j)	Insurance Claim Costs - continued

In brokerage arrangements, the Company’s exposure to liability associated with accidents incurred by other third-party providers who haul freight on the Company’s behalf is reduced by various factors including the extent to which the third party providers maintain their own insurance coverage. The Company’s insurance expense varies primarily based upon the frequency and severity of the Company’s accident experience, the market for insurance, the Company’s coverage limits, and self-insured retention amounts.

(k)	Repairs and Maintenance

Repairs and maintenance are expensed as incurred.

(l)	Tires

Tires purchased as part of trailers are capitalized as part of the cost of the equipment. Replacement tires are charged to expense when placed in service.

(m)	Segment Information

UTSI operates in one reportable segment. The Company provides truckload transportation and related services for a wide range of general commodities over irregular routes using dry and specialty vans and un-sided trailers, including flatbed, drop deck, and specialty. Such transportation services are provided to customers throughout the United States and Canada.

(n)	Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company places its cash with high quality financial institutions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company’s customers are generally concentrated in the automotive, building materials, machinery and metals industries. Concentration of credit risk relating to accounts receivable is limited by the diversity and number of the Company’s customers with no customer balance representing more than 10% of the Company’s accounts receivable.

(o)	Fair Value of Financial Instruments

For cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily redeemable or short-term in nature and the liabilities are short-term in nature. The carrying amount for the line of credit and long-term debt approximates fair value because the interest rates are adjusted frequently.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(1)	Summary of Significant Accounting Policies - continued

(p)	New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123 (R) requires an entity to recognize the grant date fair value of stock options and other equity based compensation issued to employees in the statement of income. The revised statement generally requires entity to account for those transactions using the fair value based method and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting. SFAS 123 (R) is effective for UTSI beginning on July 1, 2005. UTSI will prospectively adopt the revised Statement on July 1, 2005. The adoption of this statement will result in compensation expense being recorded for grants of stock or stock options on or after July 1, 2005.

(2)	Acquisitions

On August 8, 2003, the Company acquired certain assets and liabilities of Stony’s Trucking, Inc. (Stony’s). The results of Stony’s operations have been included in the consolidated financial statements since that date. Stony’s is a regional owner operator and agency based truckload motor carrier primarily in Ohio, Pennsylvania, and Indiana. The aggregate purchase price was $250,000 in cash. Under the purchase agreement, the Company was required to pay additional cash consideration to the former owners of Stony’s based on a percentage of all revenues during the period from February 1, 2004 to January 31, 2006. However, in January 2005, the Company has agreed to pay the former owner of Stony’s $95,000 in settlement of all present and future amounts owed under the purchase agreement. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows: $41,000 of property and equipment, $249,000 of intangible assets, and $40,000 of driver escrow liabilities. The $249,000 of acquired intangible assets was assigned to agent contracts that have an expected weighted-average useful life of approximately seven years. The pro forma effect of the Stony’s acquisition on net sales and net income is not significant.

Effective August 8, 2004, the Company acquired all the issued and outstanding common shares of AFA, a Pennsylvania corporation, for $15,340,000 including acquisition related expenditures of $233,000. $13,733,000 was funded through the Company’s secured line of credit. The remaining $1,607,000 owed to the former owner of AFA is included in accrued liabilities at December 31, 2004. The acquisition was accounted for using the purchase method of accounting. AFA provides both flatbed and dry van trucking services, as well as truck brokerage services. AFA operates through a contractor network of independent sales agents and owner-operators. In addition, AFA maintains a fleet of approximately 48 tractors and 85 trailers and employs approximately 48 drivers.

The allocation of the purchase price, based on the fair value of the assets and liabilities acquired is as follows (in thousands):

Current assets	$8,628
Property and equipment	7,642
Goodwill	3,103
Intangible assets	6,497
Other long-term assets	1,058
Current liabilities	(8,719)
Deferred tax liability	(1,890)
Long-term liabilities	(979)

$15,340

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(2)	Acquisitions - continued

The intangible asset acquired represents AFA’s customer and agency relationships and will be amortized over a period of fifteen years.

Effective November 1, 2004, the Company acquired certain assets of Nunn Yoest Principals & Associates, Inc (NYP). NYP is a regional provider of brokerage services primarily in the Eastern United Sates. The aggregate purchase price was $1,585,000 in cash. Under the purchase agreement, the Company is required to pay additional cash consideration to the former owners of NYP equal to 1.5% of the operating revenues during the period from November, 2004 to November, 2007. Any additional consideration paid to the former owners of NYP will be treated as an additional cost of acquiring NYP and will be recorded as goodwill. The acquisition was funded using the Company’s secured line of credit. NYP now operates under the name CrossRoad Carriers, Inc. The allocation of the purchase price based on the assets acquired is as follows (in thousands):

Property and equipment	$75
Intangible asset	1,510

$1,585

The intangible asset acquired represents NYP’s customer relationships and will be amortized over a period of seven years.

The following unaudited pro forma historical results of operations for the years ended December 31, 2003 and 2004 are presented as if the Company had acquired AFA and NYP on January 1, 2003 (in thousands, except per share amounts):

	2003	2004
Operating revenues	$371,942	$439,103
Net income	10,550	13,595

Earnings per share:
Basic	$1.05	$1.36
Diluted	$1.05	$1.36

Average common shares outstanding:
Basic	10,023	10,023
Diluted	10,023	10,023

The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the operating results actually would have been had the acquisitions occurred on that date.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(3)	Transactions with CenTra and Affiliates

CenTra historically provided management services to its subsidiaries on a centralized basis, including treasury, legal, human resources, information technology, and tax. In 2003 and 2004, CenTra continued to provide legal, human resources, and tax services to UTSI, but the Company now has its own information technology department and performs its own treasury functions. Accordingly, in 2003 the Company renegotiated the charges from CenTra for such services. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the years ended December 31, 2002, 2003 and 2004 are presented in the table which follows. In connection with the spin-off on December 31, 2004, we entered into a transition services agreement with CenTra that ensures UTSI will continue to have access to these services. Pursuant to the transition services agreement, UTSI has agreed to pay CenTra $305,000 per year. The transition services agreement terminates on December 31, 2006, which will permit UTSI to engage in an orderly transition of the services to our own administrative staff. The level of administrative services can be cut back by UTSI without penalty at any time, but CenTra is not obligated to provide substantial additional services beyond the current level.

In addition to the management services described above, UTSI reimburses CenTra for other services. Following is a schedule of services provided and amounts paid for the years ended December 31, (in thousands):

	2002	2003	2004
Management services	$1,700	$305	$305
Building and terminal rents (month to month basis)	370	313	320
Maintenance services	799	772	1,001
Trailer rents	639	92	79
Health insurance	779	779	784

Total	$4,287	$2,261	$2,489

An affiliate of CenTra charged UTSI approximately $6,587,000 in 2002, $6,237,000 in 2003 and $7,494,000 in 2004 for personal liability and property damage insurance.

Operating revenues for the years ended December 31, 2002, 2003 and 2004 include approximately $4,204,000, $7,791,000 and $3,557,000, respectively, of freight services provided to CenTra. Related accounts receivable due from CenTra and affiliates was $1,327,000 and $502,000 as of December 31, 2003 and 2004, respectively. The Company provides certain computer services to a subsidiary of CenTra. Amounts charged for such services totaled $55,000 in 2003 and $146,000 in 2004 and are reflected as a reduction of selling, general, and administrative expenses in the statement of income.

In March 2002, UACL acquired certain transportation equipment from CenTra for $5,413,000. The Company recorded the transportation equipment at its net book value of $7,428,000. For tax purposes, the Company recorded the transportation equipment at its estimated fair market value of $7,730,000. Due to the difference between the book and tax value of the property, a deferred tax asset of $931,000 was created. The excess of book value over the amount paid of $2,015,042 has been classified as a capital contribution.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(3)	Transactions with CenTra and Affiliates - continued

In March 2002, the Company purchased two buildings (and related property) that were previously being rented, one from CenTra and one from an affiliate of CenTra, for their net book value of $2,847,000. In December 2002, the Company purchased land and buildings from CenTra for its net book value of $275,000.

In December 2002, the Company reacquired 2,500 shares of its common stock from Mohawk Service Corp., a subsidiary of CenTra, for $1,560,000 that is included in due to CenTra at December 31, 2002. $1,000,000 was paid in January 2003 and the remaining $560,000 was settled in connection with the transaction described in the following paragraph.

In December 2002, the Company loaned $5,000,000 to CenTra. During 2003, the Company loaned CenTra and its affiliates an additional $14,350,000. The Company earned interest of $6,000 and $253,000 on these loans in 2002 and 2003, respectively. On December 31, 2003, the loans to CenTra were settled. In connection with the settlement, the Company acquired certain property from CenTra. The Company has recorded the property at its net book value of $3,546,000. For tax purposes, the Company recorded the property at its estimated fair market value of $10,616,000. Due to the difference between the book and tax value of the property, a deferred tax asset of $2,733,000 was created. $8,522,000 was used to settle additional amounts owed to CenTra primarily consisting of income taxes. The remaining amount of $4,549,000 was classified as a distribution to CenTra.

On December 31, 2003, LTI moved into office space owned by a subsidiary of CenTra. LTI made renovations to the property during 2003 in the amount of $77,500 in lieu of two years rental payments.

In February, March and October of 2004, the Company loaned CenTra an aggregate $5,750,000, bearing interest at approximately 3.5%. In October 2004, the Company and CenTra agreed to treat $4,000,000 of these loans and all unpaid interest as a dividend to CenTra. The remaining $1,750,000 plus accrued interest was due on demand and repaid in February 2005. Interest income from CenTra for the year ended December 31, 2004 was $84,000.

In October 2004, the Company declared and paid a cash dividend to CenTra of $3,100,000. In addition, the Company declared three in-kind dividends consisting of 1) real estate purchased in connection with the acquisition of AFA with a book value of $1,838,000, 2) a loan receivable from CenTra totaling $4,043,000 and 3) the right of first refusal and an option to reacquire certain real estate obtained from CenTra on December 31, 2003. Under the right of first refusal, if the Company receives a bona fide offer from a third party to purchase or lease all or any portion of this property that it decides to accept, the Company must notify CenTra of this fact and CenTra may elect to lease or purchase, as applicable, the portion of the property that is subject to such offer on the same terms. In addition, CenTra has the right until October 2007 to purchase the property from the Company for $11,616,000, plus the cost of any future improvements made to the property by the Company. The property has a book and fair value of $3,546,000 and $10,616,000, respectively, at December 31, 2003. The dividend of the option and right of first refusal was recorded at its fair value of $25,000 as a reduction of retained earnings and an increase in paid-in capital.

On December 28, 2004, the Company’s board of directors declared a dividend of $50,000,000 payable to CenTra. The effect of the dividend is a reduction in the balances of retained earnings and paid-in capital to zero. The portion of the dividend in excess of retained earnings and paid-in capital is reflected as distributions in excess of CenTra’s contributed capital. Net income in future years will continue to be credited to retained earnings. Future capital contributions in the Company will first be allocated to the excess distributions account to reduce the balance to zero and subsequent capital contributions will be allocated to paid-in capital. UTSI paid this dividend on February 15, 2005, from the proceeds of its initial public offering (see Note 14).

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(3)	Transactions with CenTra and Affiliates - continued

In December 2004, the Company agreed to exchange properties with CenTra whereby UTSI transferred one of its terminal yards in Detroit, Michigan with a book value of $718,000 to CenTra in exchange for a Tampa, Florida office building UTSI was leasing from CenTra. UTSI paid CenTra $94,000, the difference in fair values of the properties. UTSI recorded the Tampa, Florida property at $131,000, CenTra’s net book value. For tax purposes, UTSI recorded the property at $1,154,000, the fair value of the Detroit, Michigan property of $1,060,000 plus the $94,000 of consideration paid. A net deferred tax asset of $233,000 was recorded resulting from the difference in the book and tax bases in the Tampa property, net of a deferred intercompany tax gain. Additionally, UTSI recorded a deemed dividend distribution to CenTra equaling $448,000, the net book value of the Detroit, Michigan property less the book value of the Tampa property and the net deferred tax asset recorded.

In December 2004, CenTra assigned UTSI its right to acquire the K and R property, a terminal yard in Dearborn, Michigan from a third party for $625,000. UTSI acquired the property in January 2005. Additionally, in February 2005 CenTra paid UTSI $12,500 for an option to acquire the property and a right of first refusal. Under the option, CenTra will have the right, for a three year period, to purchase the property from UTSI for $688,000, plus the cost of any future improvements UTSI makes to the property. Under the right of first refusal, if UTSI receives a bona fide offer from a third party to purchase or lease all or any portion of this property that UTSI decides to accept, UTSI must notify CenTra of this fact and CenTra may elect to lease or purchase, as applicable, the portion of the property that is subject to such offer on the same terms.

(4)	Retirement Plan

CenTra sponsored a 401(k) defined contribution benefit plan that covered the employees of UTSI. The expense for the Company match for UTSI employees was $41,000 in 2002 and $35,000 in 2003. In June 2004, the Company created a separate 401(k) plan for its employees, excluding the employees of AFA, and segregated the plan assets from the CenTra sponsored plan. The plan matches contributions up to $600 for employees who are not considered highly compensated. The expense for the Company match in 2004 was $45,000.

AFA maintains a Simplified Employee Pension Plan, which covers all full-time employees. Eligibility requirements include completion of one year of service and attaining the age of 21. Contributions to the plan are at management’s discretion. Contributions for the period from August 8, 2004, the date of acquisition, through December 31, 2004 were $87,000.

(5)	Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the year ended December 31 (in thousands):

	2002	2003	2004
Balance at beginning of year	$1,397	$1,110	$1,623
Allowance established upon acquisition of AFA	—	—	150
Bad debt expense (recoveries)	(287)	1,366	2,382
Uncollectible accounts written off	—	(853)	(716)

Balance at end of year	$1,110	$1,623	$3,439

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(6)	Property and Equipment

Property and equipment at December 31 consist of (in thousands):

	2003	2004
Trailers	$17,690	$22,940
Tractors	—	1,430
Computer equipment and software	1,210	1,267
Office and miscellaneous equipment	2,190	3,039
Land and buildings	10,601	12,543

	31,691	41,219
Less accumulated depreciation and amortization	(14,502)	(17,388)

Total	$17,189	$23,831

(7)	Income Taxes

The provision for income taxes for the year ended December 31 consists of (in thousands):

	2002	2003	2004
Current:
Federal	$3,278	$4,709	$6,181
State	282	342	634
Deferred:
Federal	894	28	(124)
State	76	24	(34)

Total	$4,530	$5,103	$6,657

Deferred income taxes at December 31 consist of the following (in thousands):

	2003		2004
	Current	Long-term	Current	Long-term
Deferred tax assets:
Allowance for doubtful accounts	$244	$—	$831	$—
Property and equipment	—	1,816	—	988
Other assets	—	110	—	—
Accrued expenses	836	—	1,140	—

Total	1,080		1,971	988

Deferred tax liabilities:
Prepaid expenses	(125)	—	(1,175)	—
Other assets	—	—	—	(402)

Total	(125)	—	(1,175)	(402)

Net deferred tax asset	$955	$1,926	$796	$586

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(7)	Income Taxes - continued

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

  The provision for federal and state income taxes differs from the statutory rates as follows:

	2002	2003	2004
Federal statutory rate	35%	35%	35%
State – net of federal benefit	3	2	2

Effective tax rate	38%	37%	37%

(8)	Accrued Expenses

Accrued expenses contain the following items at December 31 (in thousands):

	2003	2004
Taxes, interest, and insurance	$681	$1,783
Cargo claims	1,501	1,303
Commissions	427	575
Payroll related items	1,158	1,687
Driver escrow liabilities	1,885	2,711
Due to former AFA shareholder	—	1,607
Other	420	1,437

Total	$6,072	$11,103

(9)	Debt

In March 2002, the Company established a line of credit with First Tennessee Bank, secured by the accounts receivable of UACL and Mason & Dixon. The line of credit agreement provides for maximum borrowings of $20 million and contains certain restrictive covenants that must be maintained by UACL and Mason & Dixon, including limitations on the payment of dividends. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the calendar month plus 1.65%. On June 29, 2004, the Company’s line of credit agreement was amended, increasing its maximum borrowings to $40,000,000 and changing the interest rate to LIBOR as of the first day of the calendar month plus 1.80% (effective rate of 4.22% at December 31, 2004). The amended line of credit agreement is secured by all of the Company’s accounts receivable and contains various restrictive covenants. The amended line of credit agreement expires August 31, 2005. The amounts outstanding at December 31, 2003 and 2004 are $12,881,000 and $30,094,000, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(9)	Debt - continued

Great American Lines, Inc., or GAL, a subsidiary of AFA, maintains a secured line of credit with PNC Bank allowing GAL to borrow up to a maximum of $6.0 million. GAL’s secured line of credit is collateralized by substantially all of AFA’s assets and bears interest at the bank’s prime rate or LIBOR plus 1.75% (effective rate of 4.17% at December 31, 2004). In addition, the agreement may, in certain circumstances, limit AFA’s ability and the ability of its subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The secured line of credit expires in June 2005. At December 31, 2004, AFA had an outstanding balance of $1,505,000 under the secured line of credit.

The equipment purchase by UACL from CenTra in 2002 (see Note 3) was financed by three promissory notes with Key Equipment Finance in the amount $4,998,000 and is secured by the equipment. The loans have an outstanding balance of $147,000 at December 31, 2004. The notes contain certain restrictive covenants that must be maintained by UACL. The notes carry an interest rate of LIBOR as determined as of the 28th day of the month plus 1.53% (3.95% as of December 31, 2004). The notes are payable in monthly fixed principal payments of $147,000 plus interest, through January 2005.

In 2003, the Company purchased 100 trailers from an unrelated party. The equipment purchase was financed by two promissory notes with Key Equipment Finance totaling $1,917,000. The loans have an outstanding balance of $1,462,000 at December 31, 2004. The loans are secured by the equipment. The notes carry an interest rate of LIBOR as determined as of the 28th day of the month plus 1.7% (4.12% as of December 31, 2004). The notes are payable in monthly fixed principal payments of $32,490 plus interest, through 2008.

In August and October 2004, UACL entered into three promissory notes with General Electric Capital Corporation totaling $2,460,000. The loans have an outstanding balance of $2,318,000 at December 31, 2004. The proceeds of these notes were used to finance the purchase of trailers. The notes are secured by the trailers purchased and are payable in monthly installments of $50,783, including interest at a weighted average rate of 5.57% through May 2009. The agreements also contain customary representations and warranties, affirmative and negative covenants, and events of default.

At December 31, 2004, AFA has twelve loans and capital lease obligations outstanding with various financial institutions, with outstanding balances totaling $1,640,000. The loans and capital lease obligations are payable in monthly installments of approximately $115,000 including interest at rates ranging from 4.84% to 13.95% and are secured by property and equipment. The weighted average interest rate of AFA’s term loans and capital lease obligations is 6.33% at December 31, 2004.

In October and December 2004, Mason Dixon Intermodal, Inc. entered into two promissory notes with Key Equipment Finance totaling $844,000. The loans have an outstanding balance of $834,000 at December 31, 2004. The proceeds from the notes were used to acquire container chassis’. The notes are secured by the chassis’ purchased and are payable in monthly installments of $20,436 plus interest at rates ranging from LIBOR plus 1.75% (effective rate of 4.17% at December 31, 2004) to 4.98%. The notes mature in December 2007 and July 2009. The loan agreement underlying these notes requires Mason Dixon Intermodal to maintain various affirmative and negative covenants.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(9)	Debt - continued

Future payments due on long-term debt are as follows (in thousands):

2005	$2,290
2006	1,705
2007	1,260
2008	938
2009	207

Total	$6,400

(10) Operating Leases

The Company leases certain vehicles and equipment under non-cancelable operating leases. Total rent expense amounted to approximately $671,000, $782,000 and $941,000 for 2002, 2003 and 2004, respectively. It is expected in the ordinary course of business that leases will be renewed or replaced as they expire. Future minimum rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows: (dollars in thousands):

2005	$284
2006	162
2007	86
2008	26
2009	26
Thereafter	141

Total	$725

(11)	Contingencies

There are pending actions arising during the ordinary conduct of business. In the opinion of the Company, the liability, if any, arising from these actions will not have a material effect on the Company’s financial position, results of operations or cash flows.

(12)	Stock Split

On November 1, 2004, the Company amended its articles of incorporation increasing the authorized common shares to 40,000,000 and authorizing 5,000,000 shares of preferred stock. On November 4, 2004, the Board of Directors approved a 211-for-1 stock split of the Company’s common stock. The stock split was payable in the form of a stock dividend on November 4, 2004. The capital stock accounts, all share data and earnings per share give effect to the stock split, applied retroactively, to all periods presented. The following table summarizes the effects of the stock split on balances as of January 1 and December 31, 2002 and for the year then ended (in thousands):

	Initially		As
	Reported	Adjustment	Presented
Issued and outstanding common stock - 2002	47	9,976	10,023
Common stock:
January 1, 2002	$50	$10,500	$10,550
December 31, 2002	$47	$9,976	$10,023
Paid-in capital:
January 1, 2002	$30,386	$(10,500)	$19,886
December 31, 2002	$25,847	$(9,976)	$15,871
Reacquisition of common stock:
Number of shares	3	524	527
Common stock	$(3)	$(524)	$(527)
Paid-in capital	$(1,557)	$524	$(1,033)
Earnings per common share:
Basic and diluted - 2002	$149.46	$(148.75)	$0.71
Average common shares outstanding:
Basic and diluted - 2002	50	10,500	10,550

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(13)	Stock Incentive Plan

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan, which became effective upon completion of the Company’s initial public offering. The plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights.

(14)	Subsequent Events

Completion of Initial Public Offering

On February 10, 2005, UTSI completed an initial public offering of 5,300,000 shares common stock at $20.00 per share. After underwriting discounts and the payment of offering costs, UTSI received net proceeds of $96,980,000. The proceeds from the offering were used to pay the $50,000,000 dividend declared to CenTra and to repay all amounts outstanding under UTSI’s secured lines of credit.

On March 11, 2005, the underwriters exercised their over-allotment option to purchase an additional 795,000 shares of common stock. The aggregate offering price of the shares of common stock issued and sold in connection with the over-allotment option is $15,900,000. UTSI paid an additional $1,113,000 in underwriting discounts and commissions, resulting in additional proceeds of $14,787,000.

Commitment to Acquire Land and Building

On February 1, 2005, UTSI entered into an agreement to purchase land and buildings in Warren, Michigan for $2,100,000, excluding the costs of any renovations and improvements. This building will serve as the Company’s new corporate headquarters. The Company expects the purchase to close in the second quarter of 2005 and to move into that facility during 2006.

Acquisition of business

Effective January 1, 2005, UTSI acquired the property, equipment and customer list of Xxtreme Trucking, LLC (Xxtreme). Xxtreme is a regional agency based provider of truckload and brokerage services primarily in the Southern United States. The aggregate purchase price was $100,000 in cash. Under the purchase agreement, the Company is required to pay additional cash consideration to the former owner of Xxtreme based on a percentage of all revenues relating to such assets during the period from January 1, 2005 to December 31, 2007, up to an aggregate of $650,000.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(15) Quarterly Financial Data (unaudited)

	2003
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$61,390	$70,206	$70,798	$75,304

Operating income	2,269	3,607	3,969	4,222

Income before income taxes	2,206	3,546	3,909	4,160
Provision for income taxes	817	1,308	1.442	1,536

Net income	$1,389	$2,238	$2,467	$2,624

Earnings per common share:
Basic	$0.14	$0.22	$0.25	$0.26
Diluted	$0.14	$0.22	$0.25	$0.26

Average common shares outstanding:
Basic	10,023	10,023	10,023	10,023
Diluted	10,023	10,023	10,023	10,023

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2003 and 2004

(15) Quarterly Financial Data (unaudited) - continued

	2004
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$72,240	$78,711	$96,956	$114,109

Operating income	3,171	4,622	4,787	5,973

Income before income taxes	3,054	4,528	4,598	5,595
Provision for income taxes	1,148	1,643	1,753	2,112

Net income	$1,906	$2,885	$2,845	$3,483

Earnings per common share:
Basic	$0.19	$0.29	$0.28	$0.35
Diluted	$0.19	$0.29	$0.28	$0.35
Average common shares outstanding:
Basic	10,023	10,023	10,023	10,023
Diluted	10,023	10,023	10,023	10,023

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On September 13, 2004, our board of directors dismissed our independent registered public accounting firm, Deloitte & Touche LLP (or Deloitte), and engaged the services of KPMG LLP as our new independent registered public accounting firm for the fiscal year ended December 31, 2003. The reason for the dismissal of Deloitte was that Deloitte provided services to an affiliated company during the year ended December 31, 2003, which was not permitted under auditor independence guidelines established by the SEC.

The reports of Deloitte on our financial statements for the year ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The independence matter involving Deloitte did not impact its report for the year ended December 31, 2002.

During the year ended December 31, 2002, and the subsequent period preceding the dismissal of Deloitte on September 13, 2004, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference thereto in its reports on the consolidated financial statements for such period, and there occurred no “reportable events’’ within the meaning of Item 304(a)(1) of SEC Regulation S-K.

During the year ended December 31, 2002, and the subsequent period preceding the dismissal of Deloitte on September 13, 2004, neither we nor anyone on our behalf consulted with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of SEC Regulation S-K.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended ( or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the SEC filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10:DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our executive officers and directors as of December 31, 2004:

Name	Age	Position
Donald B. Cochran	54	President, Chief Executive Officer and Director
Robert E. Sigler	60	Vice President, Chief Financial Officer, Secretary and Treasurer
Leo Blumenauer	59	Vice President of Business Development
Matthew T. Moroun	31	Chairman of the Board of Directors
Manuel J. Moroun	77	Director
Joseph J. Casaroll	68	Director
Angelo A. Fonzi	70	Director
Daniel C. Sullivan	64	Director
Richard P. Urban	63	Director
Ted B. Wahby	74	Director

Donald B. Cochran has been President and Chief Executive Officer and a director of Universal Truckload Services, Inc. since its formation in December 2001. In addition, Mr. Cochran has been the President of Universal Am-Can, Ltd., one of our subsidiaries, since October 1995. Mr. Cochran has had responsibility for the managerial oversight of the operating companies that now make up Universal Truckload Services, Inc. since October 1995.

Robert E. Sigler has been Vice President and Chief Financial Officer of Universal Truckload Services, Inc. since its formation in December 2001. In addition, Mr. Sigler has been the Chief Financial Officer of Universal Am-Can, Ltd., since November 1995. Previously, Mr. Sigler served as the Vice President of Finance for one of our subsidiaries, Economy Transport, Inc., from October 1988 until January 1995. Mr. Sigler previously served as Controller for Universal Am-Can, Ltd. from June 1981 until October 1988.

Leo Blumenauer has been a Vice President of Business Development of Universal Truckload Services, Inc. since January 2004. Mr. Blumenauer has been President of The Mason and Dixon Lines, Inc. since December 1999. Mr. Blumenauer also served as President of Louisiana Transportation, Inc. from October 2000 until May 2001. In addition, Mr. Blumenauer served as President and Chief Executive Officer of Advanced Distribution Systems, Inc., a truckload carrier based in Ohio from 1995 to November 1999.

Matthew T. Moroun has been a director of Universal Truckload Services, Inc. since November 2004. Mr. Moroun also has served as Vice Chairman and as a director of CenTra, Inc., a transportation holding company based in Warren, Michigan, since 1993. Mr. Moroun also has been a manager of Liberty Bell Agency, an insurance claims adjustment company, since 1994, and since 1995 has been Chairman of the Board of DuraRock Reinsurance, Ltd., a reinsurance company. Since 1996, Mr. Moroun has served as Chairman of Oakland Financial Corporation, an insurance and real estate holding company based in Sterling Heights, Michigan, and its subsidiaries. Mr. Moroun has also served as a director of P.A.M. Transportation Services, Inc. since May 1992. Matthew T. Moroun is the son of Manuel J. Moroun.

Manuel J. Moroun has been a director of Universal Truckload Services, Inc. since November 2004. Mr. Moroun is the President and Chief Executive Officer of CenTra, Inc., a transportation holding company headquartered in Warren, Michigan. Mr. Moroun has been a principal shareholder and officer of CenTra and its predecessor companies since 1954, and it’s Chief Executive Officer since 1970. Mr. Moroun has served as a director of P.A.M. Transportation Services, Inc. since May 2002. Manuel J. Moroun is the father of Matthew T. Moroun.

Joseph J. Casaroll has been a director of Universal Truckload Services, Inc. since November 2004. Mr. Casaroll served as Vice President and General Manager of F.C.S., Inc., a multi-level railcar loading and unloading, automotive yard management and railcar maintenance company, from October 2000 to May 2002. Previously, Mr. Casaroll held various positions at General Motors from 1959 through 1998. Mr. Casaroll served as a director of P.A.M. Transportation Services, Inc. from June 1998 to September 2000.

Angelo A. Fonzi has been a director of Universal Truckload Services, Inc. since November 2004. Mr. Fonzi was Chairman of the Board of Directors and President and Chief Executive Officer of AFA Enterprises, Inc. and its subsidiaries from its inception in June 1981 through August 2004. Mr. Fonzi has served as a consultant to Universal Am-Can, Ltd. since August 2004.

Daniel C. Sullivan has been a director of Universal Truckload Services, Inc. since November 2004. Mr. Sullivan has been a partner with the law firm of Sullivan Hincks & Conway since 1970. His legal practice focuses on motor carrier transportation law. He has served on the board of P.A.M. Transportation Services, Inc. since 1986.

Richard P. Urban has been a director of Universal Truckload Services, Inc. since November 2004. Mr. Urban has been a consultant with Urban Logistics, Inc., a consulting firm, since November 2000. Previously, Mr. Urban worked in various supply and logistics capacities at DaimlerChrysler AG since 1965.

Ted B. Wahby has been a director of Universal Truckload Services, Inc. since December 2004. Mr. Wahby has been the treasurer of Macomb County, Michigan since January 1995. Previously, Mr. Wahby was the Mayor of the City of St. Clair Shores, Michigan from 1983 to 1995 and held various positions at Comerica Bank from 1952 through 1983, including serving as Vice President. Mr. Wahby also serves as the Chairman of the Board of Mount Clemens General Hospital.

Executive Officers

We have entered into employment agreements with our executive officers which set forth the term of office. See the section captioned “Employment Agreements” in Item 11 below.

Board Structure

Our board of directors currently consists of eight directors. Our board of directors has determined that each of Messrs. Casaroll, Sullivan, Urban and Wahby is “independent,’’ as defined under and required by the federal securities laws and the rules of The Nasdaq National Market. All of our directors will stand for election at each annual meeting of our shareholders.

Because more than fifty percent (50%) of the voting power of our company is controlled by Matthew T. Moroun, the Chairman of our board of directors, and a trust controlled by Manuel J. Moroun, Matthew T. Moroun’s father, we have elected to be treated as a “controlled company” in accordance with the rules of The Nasdaq National Market. Accordingly, we are not required to comply with The Nasdaq National Market rules which would otherwise require a majority of our board to be comprised of independent directors and require our board to have a compensation committee and a nominating and corporate governance committee comprised of independent directors.

Committees of the Board

The standing committees of our board of directors currently consist of an audit committee and a compensation and stock option committee.

Audit Committee

The principal duties of our audit committee are as follows:

•	to review and discuss with management the annual and quarterly financial statements, internal control reports, and other relevant reports submitted by the independent auditor;

•	to review with management and the independent auditor each Quarterly Report on Form 10-Q and recommend to the board of directors whether the financial statements should be included in the Annual Report on Form 10-K;

•	to review earnings press releases with management;

•	to select, evaluate, oversee, compensate, annually review the performance of and, when appropriate, replace the independent auditor;

•	to review any problems or difficulties that the independent auditor brings to its attention and management’s response thereto;

•	to review the independent auditor’s attestation and report on management’s internal controls;

•	to discuss with the independent auditor all critical accounting policies and practices, all alternative treatments of financial information, material written communication between the independent auditor and management and the quality of our accounting principles;

•	to obtain and review, at least annually, an independent auditors’ report describing the independent auditors’ internal quality-control procedures, any material issues raised by the most recent internal quality-control review of the independent auditors or any inquiry by governmental authorities, and all relationships between us and the independent auditors;

•	to review and pre-approve both audit and non-audit services to be provided by the independent auditor, and to engage in dialogue with the independent auditor regarding any services or relationships which might impact the independent auditors’ objectivity;

•	to review and approve related party transactions;

•	to establish and maintain procedures to receive, retain and treat complaints regarding accounting, internal accounting controls, or auditing matters;

•	to review the activities and qualifications of the internal audit function; and

•	to report periodically to our full board of directors with respect to any issues raised by the foregoing.

Our audit committee is composed of Messrs. Casaroll, Urban and Wahby, and our board of directors has determined that each of the members of our audit committee is “independent,’’ defined under and required by the federal securities laws and the rules of The Nasdaq National Market, including Rule 10A-3(b)(i) under the Exchange Act.

Our board of directors has determined that Mr. Wahby qualifies as an “audit committee financial expert’’ as that term is defined in Item 401(h)(2) of SEC Regulation S-K, and has the “financial sophistication’’ required under the rules of The Nasdaq National Market. Under SEC regulations, a person who is determined to be an audit committee financial expert will not be deemed an expert for any purpose, including without limitation for purposes of Section 11 of the Securities Act of 1933, as a result of being designated or identified as an audit committee financial expert, and the designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification or affect the duties, obligations or liability of any other member of the audit committee or board of directors.

Our board of directors has adopted a written charter for the audit committee, which is available on our website.

Compensation and Stock Option Committee

The principal duties of the compensation and stock option committee are as follows:

•	to determine, or recommend for determination by our board of directors, the compensation of our chief executive officer and other executive officers;

•	to establish, review and consider employee compensation policies and procedures;

•	to review and approve, or recommend to our board of directors for approval, any employment contracts or similar arrangement between the company and any executive officer of the company; and

•	to review, monitor, and make recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans.

Our compensation and stock option committee is composed of Matthew T. Moroun, Manuel J. Moroun and Mr. Fonzi.

Our board of directors has adopted a written charter for the compensation and stock option committee, which is available on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and persons who beneficially own more than 10% of the outstanding shares of our common stock to file reports of ownership and changes in ownership of shares of common stock with the SEC. Directors, officers and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. Because our common stock was not publicly traded during 2004, none of our directors and officers was required to comply with the filing requirements under Section 16(a) of the Exchange Act during 2004.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, executive and financial officers and employees. The Code of Business Conduct and Ethics has been posted on our website at www.goutsi.com in the Investor Relations section under Corporate Governance and is available free of charge through our website. We will post information regarding any amendment to, or waiver from, our Code of Business Conduct and Ethics for executive and financial officers and directors on our website in the Company section under the Investor Relations section under Corporate Governance.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our chief executive officer and our other named executive officers for the year ended December 31, 2004:

					Long-term
					Compensation
					Securities
Name and		Annual Compensation			Underlying	All Other
Principal				Other Annual	Options	Compensation
Position	Year	Salary	Bonus (1)	Compensation	(#)	(2)
Donald B. Cochran President and Chief Executive Officer	2004	$252,380	$187,616	$—		$6,482
Robert E. Sigler Vice President, Chief Financial Officer, SecretaryAnd Treasurer	2004	$214,300	$157,768	$—		$6,220
Leo Blumenauer Vice President of Business Development	2004	$199,316	$146,682	$—		$1,698

(1)	The Chief Executive Officer and the two other named executive officers are each eligible to earn an annual incentive bonus in an amount up to 200% of annual base salary pursuant to the terms of the Universal Truckload Services, Inc. Incentive Compensation Plan for Calendar Years 2004-2006, or the Bonus Plan. The actual amount of the bonus earned is based on our achievement of certain revenue and operating expense targets. Any earned bonus is paid in installments over five years, subject to continued full time employment throughout the calendar year in which the bonus is earned and through each payment date; provided, however, that payment on a pro-rata basis will be made if the executive’s employment terminates as a result of his death or total disability. The Bonus Plan is not intended to satisfy the requirements under Section 162(m) of the Code (and the rules and regulations promulgated there under) regarding the disqualification of payments made from deductibility under federal income tax law.

(2)	Includes $6,344 in car allowance and $138 in term life insurance premiums for Mr. Cochran, $5,824 in car allowance and $396 in term life insurance premiums for Mr. Sigler and $1,440 in car allowance and $258 in term life insurance premiums for Mr. Blumenauer.

Stock Option Grants

Our board of directors adopted our 2004 Stock Incentive Plan in December 2004. No grants of stock options were made during 2004 under this plan. Accordingly, there were no exercises of any stock options during 2004. The 2004 Stock Incentive Plan provides for the issuance of up to 500,000 shares of our common stock.

Employment Agreements

On September 13, 2004, we entered into employment agreements individually with Donald B. Cochran, our President, Chief Executive Officer and a member of our board of directors, Robert E. Sigler, our Vice President and Chief Financial Officer, and Leo Blumenauer, our Vice President of Business Development. Each of these employment agreements is for a four-year term, subject to termination upon notice. Under each agreement, we have the option of extending the term for another two years. Pursuant to such agreements, Messrs. Cochran, Sigler and Blumenauer are entitled to receive:

•	an initial base salary of $300,000 for Mr. Cochran, $260,000 for Mr. Sigler and $242,000 for Mr. Blumenauer, with a five percent increase in each subsequent year thereafter;

•	fringe benefits provided by us to our employees in the normal course of business, including insurance coverage; and

•	reimbursement for all reasonable and necessary business expenses.

If we terminate any of these executives without cause as defined in his respective employment agreement, he will continue to receive his then-current salary for the greater of 12 months or the remaining term of his employment agreement up to a maximum of 24 months. If we terminate any of these executives due to a medical disability which renders him unable to perform the essential functions of his employment, his then-current compensation shall be continued for one year from the date of his disability. Each of these executives has agreed not to compete with us for a one-year period following the end of his employment with us.

Executive Bonuses

In December 2004, our board of directors approved an incentive compensation plan applicable to executive officers, pursuant to which our executive officers are eligible to earn annual cash bonuses for each of calendar years 2004 through 2006 based upon our consolidated financial results (as reported in our audited financial statements). The bonuses are contingent upon our achievement of a consolidated operating ratio (total operating expenses divided by total operating revenues) of less than 97% for the applicable bonus year. As further described in the plan, an executive officer’s bonus for the applicable bonus year is calculated as the sum of:

•	an amount equal to 70% of the executive officer’s annual salary multiplied by a percentage ranging from 0%, if the annual consolidated operating ratio exceeds 95.9%, to 200%, if the consolidated operating ratio is less than or equal to 88.9%; and

•	an amount equal to 30% of the executive officer’s annual salary multiplied by a percentage ranging from 0%, if the annual increase in consolidated operating revenues is less than 5.1%, to 200%, if the annual increase in consolidated operating revenues equals or exceeds 25.1%.

The calculation of the annual consolidated operating ratio and the annual increase in consolidated operating revenues is subject to adjustment as determined by the Board in accordance with the terms of the plan to reflect extraordinary events such as the acquisition or disposition of a line of business.

Any bonus awarded to an executive officer under the plan is generally payable over a five-year period beginning with 40% on or before March 15th in the year following the year in which the bonus is earned and in equal installments of 15% over the remaining four years, subject to the executive officer’s continued employment on each payment date. The incentive compensation plan for executive officers is not intended to satisfy the requirements under Section 162(m) of the Internal Revenue Code (and the rules and regulations promulgated thereunder) regarding the disqualification of payments made from deductibility under federal income tax law.

Compensation of Directors

Our board of directors has adopted a director compensation policy pursuant to which each non-employee director will receive an annual cash retainer of $10,000, payable in quarterly installments. Our directors also will receive an additional payment of $500 per meeting of the board or board committee attended, up to a maximum of $1,000 per day. The chairman of our audit committee will receive an additional annual cash retainer of $2,000, payable quarterly. We also reimburse our non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors. Our employee directors do not receive any fees for attendance at meetings or for their service on our board of directors.

As part of the acquisition of AFA in August 2004, we entered into a consulting agreement with Angelo A. Fonzi, a member of our board of directors. Under the consulting agreement, in exchange for providing certain consulting services to AFA, Mr. Fonzi is entitled to receive cash payments of $10,000 per month through August 2005 and $5,000 per month from September 2005 through August 2008. In addition, we will reimburse Mr. Fonzi for reasonable expenses incurred in carrying out his obligations under the consulting agreement, provide Mr. Fonzi with the use of an automobile and provide medical insurance for Mr. Fonzi’s spouse.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee will serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. Additional information concerning transactions between us and entities affiliated with members of the compensation committee is included under the heading “Item 13: Certain Relationships and Related Transactions.”

Board Compensation Committee Report on Executive Compensation

The compensation and stock option committee was formed in December 2004 and did not meet in 2004.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number of shares of our common stock beneficially owned and the percentage ownership of our common stock, as of the date of this Form 10-K, for the following persons:

•	each person that beneficially owns 5% or more of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the federal securities rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. In computing the number of shares beneficially owned by a person or group and the percentage ownership of that person or group, shares subject to options or warrants held by that person or member of that group that are or will become exercisable within 60 days are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Greater than 5% owners:
Matthew T. Moroun (1) (2)	5,045,038	31.3%
Manuel J. Moroun (1) (2) (3)	4,977,462	30.9
Directors:
Joseph J. Casaroll (1)	—	—
Angelo A. Fonzi (1)	—	—
Daniel C. Sullivan (1)	—	—
Richard P. Urban (1)	—	—
Ted B. Wahby (1)	—	—
Executive Officers
Donald B. Cochran (1)	55,000	*
Robert E. Sigler (1)	55,000	*
Leo Blumenauer (1)	55,000	*
All directors and executive officers as a group (10 persons)	10,187,500	63.2%

(1)	The address for this person is c/o Universal Truckload Services, Inc., 11355 Stephens Road, Warren, Michigan 48089.

(2)	Matthew T. Moroun is the son of Manuel J. Moroun. The Morouns have agreed to vote their shares as a group. The table above reflects the actual number of shares that each of them owns. Each of Matthew T. Moroun and Manuel J. Moroun disclaim beneficial ownership of the shares owned by the other.

(3)	All shares are held by the Manuel J. Moroun Revocable Trust U/A 3/27/77, as amended and restated on December 22, 2004. Voting and investment power over this trust is exercised by Manuel J. Moroun, as trustee.

(*) Less than 1%.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spin-Off

On December 31, 2004, CenTra distributed all of our shares held by CenTra to Matthew T. Moroun and a trust controlled by Manuel J. Moroun. We believe that the spin-off will qualify as a tax-free distribution for which no gain or loss will be recognized by CenTra or its shareholders for federal income tax purposes under Section 355 and related provisions of the Code. However, we cannot assure you that the IRS will not take a contrary position or that any such position would not be sustained. On December 31, 2004, we entered into the tax separation agreement with CenTra described below pursuant to which CenTra will generally indemnify us from all tax liabilities related to the spin-off.

Tax Separation Agreement

To allocate the responsibilities for pre-spin-off tax liabilities of CenTra and us and to address other tax matters, we entered into a tax separation agreement with CenTra on December 31, 2004. Under the terms of the agreement, CenTra will generally indemnify us from any liability for (1) income taxes relating to the CenTra consolidated group for any taxable period ending on or before the date of the spin-off other than taxes specifically allocable to us based on the amount of taxes we would otherwise owe based on our taxable income, computed as if we filed a separate consolidated return and (2) taxes resulting from the spin-off. We will generally indemnify CenTra from all liability for federal income taxes allocable to us as described above and all other taxes allocable to us for any taxable period ending on or before the distribution date. We also will indemnify CenTra for all taxes allocable to us for any taxable period, or portion thereof, ending after the spin-off.

The tax separation agreement also addresses other tax-related matters, including refunds, the preparation and filing of tax returns, and tax contests. CenTra will prepare and file all income tax returns of its businesses, including our business, for all periods ending on or before December 31, 2004. We will prepare all tax returns relating to our other taxes that have not been filed before December 31, 2004 and all tax returns for periods commencing after that date.

Registration Rights Agreement

Pursuant to a registration rights agreement we entered into with Matthew T. Moroun and a trust controlled by Manuel J. Moroun on December 31, 2004, we granted piggyback registration rights to Matthew T. Moroun and a trust controlled by Manuel J. Moroun and their transferees.

As a result of these registration rights, if we propose to register any of our securities, other than a registration relating to our employee benefit plans or a corporate reorganization or other transaction under Rule 145 of the Securities Act, whether or not the registration is for our own account, we are required to give each of our shareholders that is party to the security holders’ agreement the opportunity to participate, or “piggyback,’’ in the registration. If a piggyback registration is underwritten and the managing underwriter advises us that marketing factors require a limitation on the number of shares to be underwritten, priority of inclusion in the piggyback registration generally is such that we receive first priority with respect to the shares we are issuing and selling.

The registration rights are subject to conditions and limitations, among them the right of the underwriters of an offering to limit the number of shares included in the offering. We generally are required to pay the registration expenses in connection with piggyback registrations.

Transition Services Agreement

CenTra historically has provided several services to us along with its other operating subsidiaries, including treasury, legal, human resources, information technology and tax services. In return, through December 31, 2002, CenTra allocated a portion of its operating costs to us and its other subsidiaries based upon its estimate of the services utilized by each entity. The costs allocated to us included, but were limited to, a portion of CenTra’s salaries, wages and fringe benefits paid to its senior management, treasury management staff, human resources department, legal department, information technology department and tax department, all of which were utilized by us. Also, through 2002, we were located in CenTra’s corporate headquarters facility. As such, we were allocated costs relating to supplies, building maintenance and repairs. In 2002, we were allocated costs totaling $1.7 million.

We believe that the allocation method used by CenTra in 2002 was reasonable. In January 2003, we moved from CenTra’s headquarters and into our corporate headquarters facility in Warren, Michigan. Additionally, we established our own information technology department and infrastructure and treasury management functions. As a result of these factors, we came to an agreement with CenTra whereby we would no longer be allocated costs as part of its pool of subsidiaries; however, we would continue to reimburse CenTra for the services we utilized. These services included legal, human resources, tax and driver log auditing. The cost of these services was determined based upon the number and respective salaries of the employees that we believe we would have to hire if we were to perform these services internally. These costs totaled $305,000 in 2003 and 2004.

In connection with the spin-off on December 31, 2004, we entered into a transition services agreement with CenTra that ensures that we will continue to have access to these services. Pursuant to the transition services agreement, we have agreed to pay CenTra $305,000 per year. The transition services agreement terminates on December 31, 2006, which will permit us to engage in an orderly transition of the services to our own administrative staff. The level of administrative services can be cut back by us without penalty at any time we choose, but CenTra is not obligated to provide substantial additional services beyond the current level.

Arrangements with CenTra and its Affiliates that We Expect to Continue

In addition to the arrangements described under the tax separation agreement, the registration rights agreement and the transition services agreement described above, we are currently a party to a number of arrangements with CenTra and its affiliates that we expect to continue.

In 2003, we began to charge CenTra for certain computer services that we provided to it and its affiliates and we expect to continue providing these services indefinitely. CenTra reimburses us for the cost of providing these services and for 2003 and 2004, we billed CenTra $146,000 and $55,000, respectively. We do not have an agreement documenting this arrangement.

In the past we have also carried freight for CenTra and its affiliates and we expect to continue to do so in the ordinary course of our business. We have charged, and intend to continue charging, CenTra for these services at market rates. Revenue for these services totaled for 2002, 2003 and 2004 totaled $4.2 million, $7.8 million and $3.6 million, respectively.

We currently lease twelve office, terminal and yard facilities from CenTra and its affiliates, ten of which are leased on a month-to-month basis. One such facility is leased by Louisiana Transportation, Inc., which made $77,500 in renovations to the property in 2003 and, in exchange, CenTra has agreed to provide such facility rent free until June 2005. We do not have an agreement documenting this abatement. We paid an aggregate of $370,000, $313,000 and $320,000 in rent to CenTra and its affiliates for the years ended December 31, 2002, 2003 and 2004, respectively. We believe that the rent we currently pay for these properties is at market rates.

We also lease transportation equipment, primarily trailers, from CenTra and its affiliates on a month-to-month basis. We paid aggregate rentals to CenTra of $639,000, $92,000 and $79,000 for 2002, 2003 and 2004, respectively. The reduction in equipment rental charges since 2002 is primarily the result of the purchase of trailers in 2001 and 2002 that were previously being leased from CenTra. We believe that the rent we currently pay for this equipment is at market rates. Additionally, affiliates of CenTra preformed maintenance on our leased and owned transportation equipment, which totaled $799,000, $771,000 and $1.0 million for 2002, 2003 and 2004, respectively. We believe that the rates we paid for these maintenance services reflect market rates.

Our operating subsidiaries, except for AFA, have historically purchased all of their auto liability, workers’ compensation and general liability insurance from AIG. AIG, in turn, has historically used an affiliate of CenTra as its third party claims adjuster in connection with these policies. We have also paid our premiums for this insurance through this affiliate; all of such amounts were passed through to AIG.

We purchase our employee health insurance from an affiliate of CenTra. We paid this affiliate $779,000, $779,000 and $784,000 for 2002, 2003 and 2004, respectively.

Past Transactions with CenTra and its Affiliates and Arrangements that We Do Not Expect to Continue

Historically, we were a party to a number of transactions with CenTra and its affiliates that we do not expect to continue. The purchase price in each of the asset sale transactions described below was approved by Manuel J. Moroun or Matthew T. Moroun.

In March 2002, Universal Am-Can purchased approximately 800 trailers from CenTra for $5.4 million in cash. The price we paid for these trailers was equal to the then-outstanding principal amount of CenTra’s debt that CenTra had incurred when it acquired this equipment. In December 2002, we purchased land and building from CenTra for its net book value of $275,000.

Also in March 2002, we purchased a terminal facility in Columbus, Ohio and our corporate headquarters building in Warren, Michigan from CenTra and its affiliates for an aggregate of $2.8 million in cash. This price was equal to the net book value of such properties, as reflected in CenTra’s financial statements. CenTra acquired the Columbus, Ohio facility in July 2000 and our headquarters building in December 2001 for $2.5 million and $535,000, respectively.

In December 2002, we redeemed 527,500 shares of our common stock that were issued to an affiliate of CenTra when we were formed in December 2001 in consideration for the contribution by such affiliate of the Universal Am-Can operations. The total redemption price was $1.6 million, of which we paid $1.0 million in cash in January 2003 and settled the remaining $560,000 in December 2003 by forgiving an equal amount of CenTra’s indebtedness to us.

In December 2004, we agreed to a property exchange with CenTra whereby we transferred one of our terminal yards in Detroit, Michigan with a book value of $718,000 to CenTra in exchange for a Tampa, Florida office building we were leasing from CenTra. We believe the exchange will qualify as a tax-free exchange under the Code. We paid CenTra approximately $94,000, the difference in fair values of the properties.

In December 2004, CenTra assigned to us their right to acquire a terminal yard in Dearborn, Michigan, which we refer to as the K and R property. CenTra previously entered into a purchase agreement to acquire the K and R property for $625,000 from a third party. We acquired this property on January 24, 2005. At that time, CenTra paid us $12,500 for an option to acquire the property and a right of first refusal. These arrangements may limit our ability to sell the K and R property to a third party. Under the option, CenTra will have the right until January 2008 to purchase the K and R property from us for $688,000, plus the cost of any future improvements we make to the property. Under the right of first refusal, if we receive a bona fide offer from a third party to purchase or lease all or any portion of this property that we decide to accept, we must notify CenTra of this fact and CenTra may elect to lease or purchase, as applicable, the portion of the property that is subject to such offer on the same terms.

Past Loans to CenTra

Pursuant to our dividend policy that was in effect prior to our initial public offering, we regularly paid our excess cash to CenTra. This cash was paid to CenTra either as cash dividends or as loans which were then cancelled by a combination of (i) our declaring an in-kind dividend of the corresponding note receivable, (ii) CenTra transferring certain assets to us or (iii) CenTra forgiving our indebtedness to it. Under this policy, we extended loans to CenTra in the amount of $5.0 million in December 2002 and $14.4 million in 2003. CenTra paid us $6,000 and $253,000 in interest on these loans in 2002 and 2003, respectively. These loans to CenTra were settled as of December 31, 2003 as follows:

(1)	CenTra forgave $8.5 million of our indebtedness to it attributable to past income taxes and other items. The income taxes that we owed to CenTra were the result of our being included in CenTra’s consolidated tax returns for periods prior to December 31, 2003.

(2)	Pursuant to our dividend policy in effect at that time, we made an in-kind distribution to CenTra in December 2003 of a $4.5 million loan receivable.

(3)	CenTra transferred to us the Dearborn property, which had a net book value of $3.5 million and allowed us to record a deferred tax asset of $2.7 million. At the time of the transfer, we estimated that this property had a fair market value of $10.6 million. In accordance with applicable accounting rules, because of the related party nature of the transaction we recorded the property in our financial statements at its net book value. The deferred tax asset arose as a result of the difference between the fair value and net book value.

In February and March of 2004, we extended loans to CenTra of $4.0 million in the aggregate. These loans bore interest at approximately 3.5% per annum, and CenTra paid us approximately $69,000 of interest through October 2, 2004. Pursuant to our dividend policy in effect at that time, on October 19, 2004 we made an in-kind distribution to CenTra of the $4.0 million loan receivable corresponding to this loan.

In October 2004, we extended a loan to CenTra of $1.8 million. This loan bore interest at approximately 3.5% per annum and CenTra paid us approximately $22,000 in interest and repaid this loan on February 9, 2005.

Other Related Party Transactions

In August 2004, Universal Am-Can entered into a consulting agreement with Angelo A. Fonzi, a member of our board of directors. The Mason and Dixon Lines retained the law firm of Sullivan Hincks & Conway to provide legal services during each of 2002, 2003 and 2004. Daniel C. Sullivan, a member of our board of directors, is a partner at Sullivan Hincks & Conway.

On December 28, 2004, our board of directors declared a $50.0 million special cash dividend payable to CenTra, our sole shareholder on the record date for this dividend. The special dividend was paid on February 15, 2005.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of KPMG LLP served as our independent auditors for the Company for the year ended December 31, 2004. Our audit committee has recommended to our board of directors that KPMG continue in that capacity for fiscal year 2005 and our board has approved such appointment. The aggregate fees billed for professional services by KPMG in 2004 and 2003 for services consisted of the following:

Audit Fees

Fees for the audit of our annual financial statements and quarterly reviews were $503,000 for 2004 and $250,000 for 2003. Included in the 2004 audit fees is $250,000 relating to our filings of Registration Statements on Form S-1.

Audit Related Fees

No audit related fees were paid to KPMG in 2004 or 2003.

Tax Fees

No fees were paid to KPMG in 2004 or 2003 for tax compliance, tax advice or tax planning.

All Other Fees

No other fees were paid to KPMG in 2004 or 2003.

Audit Committee Approval Policies

Our audit committee charter includes procedures for the approval by the Audit Committee of all services provided by KPMG. Our audit committee has the authority and responsibility to pre-approve (other than with respect to de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002) both audit and non-audit services to be provided by KPMG. The audit committee charter sets forth the policy of the committee for such approvals. The policy allows our audit committee to delegate to one or more members of the audit committee the authority to approve the independent auditors’ services. The decisions of any audit committee member to whom authority is delegated to pre-approve services are reported to the full audit committee. The policy also provides that our audit committee will have authority and responsibility to approve and authorize payment of the independent auditors’ fees.

Our audit committee approved 100% of the services described in Audit Related Fees above.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3)	Exhibits

Exhibit
No.	Description
2.1	Purchase Agreement, dated as of August 12, 2004, between Angelo A. Fonzi and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended on December 10, 2004 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Form of indemnification agreement entered into by the Registrant with each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.2+	Universal Truckload Services, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.3+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Don Cochran (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.4+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Bob Sigler (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.5+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Leo Blumenauer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.6+	Consulting Agreement, dated as of August 12, 2004, between Universal Am-Can, Ltd. And Angelo A. Fonzi (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.7+	Covenant Not to Compete, dated as of August 12, 2004, between Angelo A. Fonzi, Universal Am-Can, Ltd. and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.8	Second Amendment to Loan Agreement, dated as of June 29, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason-Dixon Intermodal, Inc.,

Exhibit
No.	Description
Economy Transport, Inc., Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.9	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.10	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.11	First Amendment to Security Agreement, dated as of June 29, 2004, by and between Mason Dixon Intermodal, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.12	Security Agreement, dated as of June 29, 2004, by and between Economy Transport, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.13	Security Agreement, dated as of June 29, 2004, by and between Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.14	Tax Separation Agreement, dated as of December 31, 2004, between CenTra, Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.15	Transitional Services Agreement, dated as of December 31, 2004, between the Registrant and CenTra, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.16	Fourth Amendment to Loan Agreement, dated as of December 27, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.17	Debt Subordination Agreement, dated as of December 27, 2004, by and among CenTra, Inc., Universal Truckload Services, Inc., and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.18*+	Universal Truckload Services, Inc. Incentive Compensation Plan C, Calendar Years 2004 - 2006

16	Letter from Deloitte and Touche LLP to the Securities and Exchange Commission regarding Change in Certifying Accountant. (Incorporated by reference to Exhibit 16.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

21	Subsidiaries of Universal Trucking Services, Inc. (Incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

23.1*	Consent of KPMG LLP

23.2*	Consent of Deloitte & Touche LLP

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith

+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

By:	/S/ Robert E. Sigler

Robert E. Sigler, Vice President, Chief
Financial Officer, Secretary and
Treasurer

Date: March 30, 2005

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes an appoints Donald B. Cochran and Robert E. Sigler, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Donald B. Cochran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005
Donald B. Cochran

/S/ Robert E. Sigler	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 30, 2005
Robert E. Sigler

/S/ Matthew T. Moroun	Chairman of the Board	March 30, 2005
Matthew T. Moroun

/S/ Manuel J. Moroun	Director	March 30, 2005
Manuel J. Moroun

/S/ Joseph J. Casaroll	Director	March 30, 2005
Joseph J. Casaroll

/S/ Angelo A. Fonzi	Director	March 30, 2005
Angelo A. Fonzi

/S/ Daniel C. Sullivan	Director	March 30, 2005
Daniel C. Sullivan

/S/ Richard P. Urban	Director	March 30, 2005
Richard P. Urban

/S/ Ted B. Wahby	Director	March 30, 2005
Ted B. Wahby

Exhibit Index

Exhibit
No.	Description
2.1	Purchase Agreement, dated as of August 12, 2004, between Angelo A. Fonzi and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended on December 10, 2004 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Form of indemnification agreement entered into by the Registrant with each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.2+	Universal Truckload Services, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.3+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Don Cochran (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.4+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Bob Sigler (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.5+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Leo Blumenauer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.6+	Consulting Agreement, dated as of August 12, 2004, between Universal Am-Can, Ltd. And Angelo A. Fonzi (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.7+	Covenant Not to Compete, dated as of August 12, 2004, between Angelo A. Fonzi, Universal Am-Can, Ltd. and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.8	Second Amendment to Loan Agreement, dated as of June 29, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason-Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.9	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.10	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.11	First Amendment to Security Agreement, dated as of June 29, 2004, by and between Mason Dixon Intermodal, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.12	Security Agreement, dated as of June 29, 2004, by and between Economy Transport, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

Exhibit
No.	Description
10.13	Security Agreement, dated as of June 29, 2004, by and between Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.14	Tax Separation Agreement, dated as of December 31, 2004, between CenTra, Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.15	Transitional Services Agreement, dated as of December 31, 2004, between the Registrant and CenTra, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.16	Fourth Amendment to Loan Agreement, dated as of December 27, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.17	Debt Subordination Agreement, dated as of December 27, 2004, by and among CenTra, Inc., Universal Truckload Services, Inc., and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.18*+	Universal Truckload Services, Inc. Incentive Compensation Plan C, Calendar Years 2004 - 2006

16	Letter from Deloitte and Touche LLP to the Securities and Exchange Commission regarding Change in Certifying Accountant. (Incorporated by reference to Exhibit 16.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

21	Subsidiaries of Universal Trucking Services, Inc. (Incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

23.1*	Consent of KPMG LLP

23.2*	Consent of Deloitte & Touche LLP

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith

+	Indicates a management contract, compensatory plan or arrangement.