Form 10-Q
period 2005-04-02
Universal Truckload Services, Inc.
filed 2005-05-11
CIK 1308208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number: 0-120510

UNIVERSAL TRUCKLOAD SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3640097 (I.R.S. Employer Identification No.)

11355 Stephens Road
Warren, Michigan 48089
(Address, including Zip Code of Principal Executive Offices)

(586) 920-0100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares of the registrant’s common stock, no par value, issued and outstanding as of May 10, 2005, was 16,117,500.

\

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.
Consolidated Balance Sheets
(In thousands except share data)

	April 2, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,186	$904
Accounts receivable – net of allowance for doubtful accounts of $3,721 and $3,439, respectively	63,384	59,441
Due from CenTra and affiliates	665	502
Loan receivable from CenTra	—	1,764
Prepaid expenses and other	5,204	5,195
Deferred income taxes	1,211	796

Total current assets	103,650	68,602

Property and equipment	42,090	41,219
Less accumulated depreciation	(18,101)	(17,388)

Property and equipment – net	23,989	23,831

Deferred income taxes	520	586
Goodwill	3,516	3,192
Intangible assets – net of accumulated amortization of $1,090 and $869, respectively	8,435	8,656
Other assets	462	417

Total	$140,572	$105,284

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Dividend payable	$—	$50,000
Lines of credit	—	31,598
Current portion of long-term debt	1,135	2,290
Accounts payable	24,285	21,154
Accrued expenses	10,382	10,879
Income taxes payable	2,401	224
Due to CenTra	942	1,375

Total current liabilities	39,145	117,520

Long-term liabilities:
Long-term debt	3,198	4,110
Other long-term liabilities	665	479

Total long-term liabilities	3,863	4,589

Shareholders’ equity (deficit):
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 16,117,500 and 10,022,500 shares, respectively	16,118	10,023
Paid-in capital	77,962	—
Retained earnings	3,484	—
Distributions in excess of CenTra’s contributed capital	—	(26,848)

Total shareholders’ equity (deficit)	97,564	(16,825)

Total	$140,572	$105,284

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Unaudited Consolidated Statements of Income
Thirteen Weeks ended April 2, 2005 and April 3, 2004
(In thousands, except per share data)

	2005	2004
Operating revenues:
Truckload	$74,074	$50,472
Brokerage	36,155	13,706
Intermodal	10,716	8,062

Total operating revenues	120,945	72,240

Operating expenses:
Purchased transportation	91,525	53,515
Commissions expense	7,610	5,788
Other operating expense, net	1,833	1,064
Selling, general, and administrative	9,457	5,916
Insurance and claims	3,701	1,941
Depreciation and amortization	1,035	845

Total operating expenses	115,161	69,069

Income from operations	5,784	3,171

Interest income	29	11

Interest expense	(194)	(128)

Income before provision for income taxes	5,619	3,054

Provision for income taxes	2,135	1,148

Net income	$3,484	$1,906

Earnings per common share:
Basic	$0.26	$0.19
Diluted	$0.26	$0.19

Average common shares outstanding:
Basic	13,159	10,023
Diluted	13,159	10,023

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Unaudited Consolidated Statements of Shareholders’ Equity (Deficit)
Thirteen Weeks ended April 2, 2005
(In thousands)

				Distributions
				in excess of
				CenTra’s
	Common	Paid-in	Retained	Contributed
	stock	capital	earnings	Capital	Total
Balances - January 1, 2005	$10,023	$—	$—	$(26,848)	$(16,825)

Net income	—	—	3,484	—	3,484

Proceeds from issuance of common stock, net of offering costs	6,095	77,962	—	26,848	110,905

Balances – April 2, 2005	$16,118	$77,962	$3,484	$—	$97,564

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Unaudited Consolidated Statements of Cash Flows
Thirteen Weeks ended April 2, 2005 and April 3, 2004
(In thousands)

	2005	2004
Cash flows from operating activities:
Net income	$3,484	$1,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,035	845
Loss (gain) on disposal of property and equipment	22	(16)
Bad debt expense	499	277
Deferred income taxes	(349)	82
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	(4,605)	(2,942)
Prepaid expenses and other	(54)	(1,325)
Accounts payable, accrued expenses and income taxes payable	4,997	4,789
Due to CenTra	(433)	(464)

Net cash provided by operating activities	4,596	3,152

Cash flows from investing activities:
Capital expenditures	(1,055)	(49)
Proceeds from the sale of property and equipment	61	3
Loans to CenTra	—	(4,006)
Repayment of loans to CenTra	1,764	—
Additions to goodwill	(224)	—
Acquisition of business	(100)	—

Net cash provided by (used in) investing activities	446	(4,052)

Cash flows from financing activities:
Repayments of long-term debt	(2,067)	(539)
Net (repayments) borrowings under lines of credit	(31,598)	2,711
Payment of dividend	(50,000)	—
Proceeds from the issuance of common stock	113,367	—
Payment of offering costs	(2,462)	—

Net cash provided by financing activities	27,240	2,172

Net increase in cash and cash equivalents	32,282	1,272

Cash and cash equivalents – beginning of period	904	423

Cash and cash equivalents – end of period	$33,186	$1,695

Supplemental cash flow information:

Cash paid for interest	$307	$164

Cash paid for taxes	$308	$135

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying consolidated financial statements of Universal Truckload Services, Inc. and its wholly owned subsidiaries (the Company or UTSI) have been prepared by UTSI, without audit by an independent registered public accounting firm. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

Through December 31, 2004, UTSI was a wholly owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of UTSI’s common stock to Matthew T. Moroun and a trust controlled by Manuel J. Moroun, the sole shareholders of CenTra. CenTra, Inc., its subsidiaries and affiliates are referred to as “CenTra.”

Effective August 8, 2004, UTSI completed the acquisition of all the issued and outstanding common shares of AFA Enterprises, Inc. (AFA). The accounts of AFA and its wholly-owned subsidiaries are included in the Company’s consolidated balance sheets as of April 2, 2005 and December 31, 2004 and the Company’s consolidated income statement for the thirteen weeks ended April 2, 2005.

Effective November 1, 2004, UTSI completed the acquisition of certain assets of NYP & Associates, Inc. (NYP). The accounts of NYP are included in the Company’s consolidated balance sheets as of April 2, 2005 and December 31, 2004 and the Company’s consolidated income statement for the thirteen weeks ended April 2, 2005.

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

The Company’s fiscal year ends on December 31. The Company’s fiscal year consists of four quarters, each with thirteen weeks.

Certain reclassifications have been made to the December 31, 2004 balance sheet in order for it to conform to the April 2, 2005 presentation.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Transactions with CenTra and Affiliates

CenTra has historically provided management services to UTSI, including treasury, legal, human resources, and tax services. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the thirteen weeks ended April 2, 2005 and 2004 are presented in the table below. In connection with the spin-off on December 31, 2004, we entered into a Transition Services Agreement with CenTra that ensures UTSI will continue to have access to these services. Pursuant to the Transition Services Agreement, UTSI has agreed to pay CenTra $305,000 per year. The Transition Services Agreement terminates on December 31, 2006, which will permit UTSI to engage in an orderly transition of the services to our own administrative staff. The level of administrative services can be cut back by UTSI without penalty at any time, but CenTra is not obligated to provide substantial additional services beyond the current level.

In addition to management services, UTSI reimburses CenTra for other services. Following is a schedule of services provided and amounts paid (in thousands):

	Thirteen weeks ended
	April 2, 2005	April 3, 2004
Management services	$76	$76
Building and terminal rents (month to month basis)	76	99
Maintenance services	224	243
Trailer rents	14	20
Health insurance	271	201

Total	$661	$639

An affiliate of CenTra charged UTSI approximately $1,633,000 and $1,860,000 for personal liability and property damage insurance for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively.

Operating revenues for the thirteen weeks ended April 2, 2005 and April 3, 2004 include approximately $316,000 and $1,458,000, respectively, of freight services provided to CenTra. Related accounts receivable due from CenTra and affiliates was $665,000 and $502,000 as of April 2, 2005 and December 31, 2004, respectively. During the thirteen weeks ended April 2, 2005 and April 3, 2004, UTSI paid CenTra $1,397,000 and $0, respectively, for transportation services provided to UTSI.

The Company provides certain computer services to a subsidiary of CenTra. Amounts charged for such services totaled $29,000 and $13,000 for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively and are reflected as a reduction of selling, general, and administrative expenses in the statements of income.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Transactions with CenTra and Affiliates – continued

In February, March and October of 2004, the Company loaned CenTra an aggregate $5,750,000, bearing interest at approximately 3.5%. In October 2004, the Company and CenTra agreed to treat $4,000,000 of these loans and all unpaid interest as a dividend to CenTra. The remaining $1,750,000 plus accrued interest was due on demand and repaid in February 2005. Interest income from CenTra for the thirteen weeks ended April 2, 2005 and April 3, 2004 was $8,000 and $6,000, respectively.

On December 28, 2004, the Company’s board of directors declared a dividend of $50,000,000 payable to CenTra. The effect of the dividend was a reduction in the balances of retained earnings and paid-in capital to zero. The portion of the dividend in excess of retained earnings and paid-in capital was reflected as distributions in excess of CenTra’s contributed capital at December 31, 2004. Net income for the thirteen weeks ended April 2, 2005 was credited to retained earnings. Capital contributions in the Company were first allocated to the excess distributions account to reduce the balance to zero and subsequent capital contributions were allocated to paid-in capital. UTSI paid this dividend on February 15, 2005, from the proceeds of its initial public offering (see Note 5).

In December 2004, CenTra assigned UTSI its right to acquire a terminal yard in Dearborn, Michigan from a third party for $625,000. UTSI acquired the property in January 2005. Additionally, in February 2005, CenTra paid UTSI $12,500 for an option to acquire the property and a right of first refusal. Under the option, CenTra will have the right, for a three-year period, to purchase the property from UTSI for $688,000, plus the cost of any future improvements UTSI makes to the property. Under the right of first refusal, if UTSI receives a bona fide offer from a third party to purchase or lease all or any portion of this property that UTSI decides to accept, UTSI must notify CenTra of this fact and CenTra may elect to lease or purchase, as applicable, the portion of the property that is subject to such offer on the same terms.

(3)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and all investments with an original maturity of three months or less.

(4)	Debt

In March 2002, the Company established a line of credit with First Tennessee Bank, secured by the accounts receivable of Universal Am-Can, Ltd. (UACL) and Mason & Dixon Lines, Inc. The line of credit agreement provided for maximum borrowings of $20,000,000 and contained certain restrictive covenants to be maintained by UACL and Mason & Dixon, including limitations on the payment of dividends. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the calendar month plus 1.65%. On June 29, 2004, the Company’s line of credit agreement was amended, increasing its maximum borrowings to $40,000,000 and changing the interest rate to LIBOR as of the first day of the calendar month plus 1.80% (effective rate of 4.66% at April 2, 2005). The amended line of credit agreement is secured by all of the Company’s accounts receivable, except AFA and CrossRoad Carriers, Inc. and contains various restrictive covenants. The amended line of credit agreement expires August 31, 2005. The amounts outstanding at April 2, 2005 and December 31, 2004 were $0 and $30,094,000, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

Great American Lines, Inc., or GAL, a subsidiary of AFA, maintains a secured line of credit with PNC Bank National Association allowing GAL to borrow up to a maximum of $6,000,000. GAL’s secured line of credit is collateralized by substantially all of AFA’s assets and bears interest at the bank’s prime rate or LIBOR plus 1.75% (effective rate of 4.61% at April 2, 2005). In addition, the agreement may, in certain circumstances, limit AFA’s ability and the ability of its subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The secured line of credit expires in June 2005. At April 2, 2005 and December 31, 2004, AFA had an outstanding balance of $0 and $1,369,000, respectively, under the secured line of credit.

Equipment purchased by UACL from CenTra in 2002 was financed by three promissory notes with Key Equipment Finance in the amount $4,998,000 and were secured by the equipment. The loans have an outstanding balance of $0 and $147,000 at April 2, 2005 and December 31, 2004, respectively. The notes contained certain restrictive covenants that must be maintained by the Company. The notes carried an interest rate of LIBOR as determined as of the 28th day of the month plus 1.53%. The notes were payable in monthly fixed principal payments of $147,000 plus interest, through January 2005.

In 2003, the Company purchased 100 trailers from an unrelated party. The equipment purchase was financed by two promissory notes with Key Equipment Finance totaling $1,917,000. The loans have an outstanding balance of $1,365,000 and $1,462,000 at April 2, 2005 and December 31, 2004, respectively. The loans are secured by the equipment. The notes carry an interest rate of LIBOR as determined as of the 28th day of the month plus 1.7% (4.56% as of April 2, 2005). The notes are payable in monthly fixed principal payments of $32,490 plus interest, through 2008. These notes were paid in full in April 2005.

In August and October 2004, UACL entered into three promissory notes with General Electric Capital Corporation totaling $2,460,000. The loans have an outstanding balance of $2,197,000 and $2,318,000 at April 2, 2005 and December 31, 2004, respectively. The proceeds of these notes were used to finance the purchase of trailers. The notes are secured by the trailers purchased and are payable in monthly installments of $50,783, including interest at a weighted average rate of 5.57% through May 2009. The agreements also contain customary representations and warranties, affirmative and negative covenants, and events of default. These loans were paid in full in April 2005.

In October and December 2004, Mason Dixon Intermodal, Inc. entered into two promissory notes with Key Equipment Finance totaling $844,000. The loans have an outstanding balance of $772,000 and $834,000 at December 31, 2004, respectively. The proceeds from the notes were used to acquire container chassis’. The notes are secured by the chassis’ purchased and are payable in monthly installments of $20,436 plus interest at rates ranging from LIBOR plus 1.75% (effective rate of 4.61% at April 2, 2005) to 4.98%. The notes mature in December 2007 and July 2009. The loan agreement underlying these notes requires Mason Dixon Intermodal to maintain various affirmative and negative covenants. These loans were paid in full in April 2005.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

At December 31, 2004, AFA has twelve loans and capital lease obligations outstanding with various financial institutions, with outstanding balances totaling $1,640,000. These loans were paid in full during the thirteen weeks ended April 2, 2005.

(5)	Initial Public Offering

On February 10, 2005, UTSI completed an initial public offering of 5,300,000 shares common stock at $20.00 per share. After underwriting discounts and the payment of offering costs, UTSI received net proceeds of $96,118,000. The proceeds from the offering were used to pay the $50,000,000 dividend declared to CenTra and to repay all amounts outstanding under UTSI’s secured lines of credit.

On March 11, 2005, the underwriters exercised their over-allotment option to purchase an additional 795,000 shares of common stock. The aggregate offering price of the shares of common stock issued and sold in connection with the over-allotment option is $15,900,000. UTSI paid an additional $1,113,000 in underwriting discounts and commissions, resulting in additional proceeds of $14,787,000.

(6)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

At April 2, 2005, 260,000 options were outstanding to purchase shares of common stock, which have been excluded from the calculations of diluted earnings per share because such options were anti-dilutive.

(7)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan (or “the Plan”), which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, mature in seven years and have an exercise price of $22.50 per share. The Company accounts for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation is reflected in net income from the Plan, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share from the Plan, as if UTSI had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Stock Based Compensation - continued

	Thirteen weeks ended
	April 2, 2005	April 3, 2004
Net income, as reported	$3,484	$1,906

Less: Total stock based compensation determined using the fair value method, net of income tax	1,753	—

Pro forma net income	$1,731	$1,906

Earnings per common share – basic
As reported	$0.26	$0.19
Pro forma	$0.13	$0.19

Earnings per common share - diluted
As reported	$0.26	$0.19
Pro forma	$0.13	$0.19

The estimated grant date fair value of the stock options granted during the thirteen weeks ended April 2, 2005 was $10.88 per share and was determined using the Black-Scholes option-pricing model. The assumptions used in estimating the grant date fair value are as follows:

Underlying share price	$22.50
Exercise price of the option	$22.50
Expected dividend rate	0.0%
Expected volatility	39.57%
Expected term of the option (in years)	7
Risk-free interest rate	4.02%

(8)	Acquisition

Effective January 1, 2005, UTSI acquired Xxtreme Trucking, LLC (Xxtreme). Xxtreme is a regional provider of truckload and brokerage services primarily in the Southern United States. The aggregate purchase price was $100,000 in cash. Under the purchase agreement, the Company is required to pay additional cash consideration to the former owner of Xxtreme based on a percentage of all revenues generated during the period from January 1, 2005 to December 31, 2007, up to an aggregate of $650,000. Any additional consideration paid to the former owners of Xxtreme will be treated as an additional cost of acquiring Xxtreme and will be recorded as goodwill. The pro forma effect of acquiring Xxtreme has been omitted as the effect is immaterial to UTSI’s results of operations, financial position and cash flows.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Contingencies

There are pending actions arising during the ordinary conduct of business. In the opinion of the Company, the liability, if any, arising from these actions will not have a material effect on the Company’s financial position, results of operations or cash flows.

(10)	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant date fair value of stock options and other equity based compensation issued to employees in the statement of income. The revised statement generally requires that an entity account for those transactions using the fair value based method and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting. SFAS 123(R) is effective for the Company beginning on January 1, 2006. The Company is electing to adopt the revised Statement on January 1, 2006. The adoption of this statement will result in compensation expense being recorded for grants of stock or stock options on or after January 1, 2006.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Factors That May Affect Future Results or Forward Looking Statements” in Item 7 in our Form 10-K for the year ended December 31, 2004, as well as any other cautionary language in Item 7 of that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen weeks ended April 2, 2005, approximately 86.1% of our total operating expenses were variable in nature and our capital expenditures were $1.1 million.

On August 8, 2004, we acquired all of the issued and outstanding common stock of AFA Enterprises, Inc., a Pennsylvania Corporation (or AFA), for aggregate consideration of $15.3 million in cash. Substantially all of AFA’s revenue is generated through one of its subsidiaries, Great American Lines, Inc., which is a primarily non-asset based provider of transportation services, operating primarily east of the Mississippi River. Great American Lines offers flatbed, dry van and brokerage services.

On November 1, 2004, we acquired the furniture, fixtures, customer list and goodwill of Nunn Yoest Principals & Associates, Inc. (or NYP) for aggregate consideration of $1.6 million in cash. We used these assets to establish our CrossRoad Carriers operating subsidiary. In addition, under the asset purchase agreement entered into in connection with the transaction, we will pay additional cash consideration to the former owners of NYP equal to 1.5% of the operating revenues generated by our CrossRoad Carriers business, subject to certain limitations, through November 2007. CrossRoad Carriers is a rail and truck brokerage firm, operating primarily in the United States.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended April 2, 2005 and April 3, 2004, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004

Operating revenues	100%	100%
Operating expenses:
Purchased transportation	75.7	74.1
Commissions expense	6.3	8.0
Other operating expenses	1.5	1.5
Selling, general and administrative	7.8	8.2
Insurance and claims	3.1	2.7
Depreciation and amortization	0.9	1.2

Total operating expenses	95.2	95.6

Operating income	4.8	4.4
Interest expense, net	0.1	0.2

Income before provision for income taxes	4.7	4.2
Provision for income taxes	1.8	1.6

Net income	2.9%	2.6%

Thirteen Weeks Ended April 2, 2005 Compared to Thirteen Weeks ended April 3, 2004

Operating revenues. Operating revenues for the thirteen weeks ended April 2, 2005 increased by $48.7 million, or 67.4%, to $120.9 million from $72.2 million for the thirteen weeks ended April 3, 2004. Approximately $21.4 million of the increase in operating revenues is attributable to AFA’s operations. AFA’s operating revenues consisted of $16.5 million from its truckload operations and $4.9 million from its brokerage operations. Approximately $10.9 million of the increase in operating revenues is attributable to CrossRoad Carriers’ brokerage operations. The remaining revenue increase of $16.4 million was a result of improved economic conditions, which contributed to increased freight demand and higher rates. For the thirteen weeks ended April 2, 2005, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $1.90 from $1.71 for the thirteen weeks ended April 3, 2004. Excluding the effects of AFA and CrossRoad Carriers, revenue from our truckload operations increased by $6.9 million, or 13.7%, to $57.7 million for thirteen weeks ended April 2, 2005 from $50.5 million for the thirteen weeks ended April 3, 2004. Excluding the effects of AFA and CrossRoad Carriers, revenue from our brokerage operations increased by $6.6 million, or 48.3%, to $20.3 million for the thirteen weeks ended April 2, 2005 compared to $13.7 million for the thirteen weeks ended April 3, 2004. Revenue from our intermodal support services increased by $2.7 million, or 32.9%, to $10.7 million for the thirteen weeks ended April 2, 2005 from $8.1 million for the thirteen weeks ended April 2, 2004.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended April 2, 2005 increased by $38.0 million, or 71.0%, to $91.5 million from $53.5 million for the thirteen weeks ended April 3, 2004. As a percentage of operating revenues, purchased transportation expense increased to 75.7% for the thirteen weeks ended April 2, 2005 from 74.1% for the thirteen weeks ended April 3, 2004. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is due to a $4.5 million increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirteen weeks ended April 2, 2005 were $5.9 million compared to $1.3 million for the thirteen weeks ended April 3, 2004. Additionally, AFA’s and CrossRoad Carriers’ purchased transportation as a percent of operating revenues are higher than our historical averages.

Commissions expense. Commissions expense for the thirteen weeks ended April 2, 2005 increased by $1.8 million, or 31.5%, to $7.6 million from $5.8 million for the thirteen weeks ended April 2, 2005. As a percentage of operating revenues, commissions expense decreased to 6.3% for the thirteen weeks ended April 2, 2005 compared to 8.0% for thirteen weeks ended April 2, 2004. The absolute increase was primarily due to the growth in our operating revenues. The decrease in commissions expense as a percentage of revenue primarily results from CrossRoad Carriers having no commission expense associated with its revenue, since they do not utilize agents. Additionally, AFA controls a substantial portion of its business, on which it does not pay any commissions. AFA commissions as a percent of its operating revenues is 4.0%.

Other operating expense. Other operating expense for the thirteen weeks ended April 2, 2005 increased by $769,000, or 72.3%, to $1.8 million from $1.1 million for the thirteen weeks ended April 3, 2004. As a percentage of operating revenues, other operating expense remained constant at 1.5%. The absolute increase was primarily due to inclusion of AFA’s and CrossRoad Carriers’ other operating expenses, totaling $476,000, and an increase in plate expense and repairs and maintenance expense resulting from an increase in the number of company owned trailers.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended April 2, 2005 increased by $3.5 million, or 59.9%, to $9.5 million from $5.9 million for the thirteen weeks ended April 3, 2004. As a percentage of operating revenues, selling, general and administrative expense decreased to 7.8% for the thirteen weeks ended April 2, 2005 from 8.2% for the thirteen weeks ended April 3, 2004. The absolute increase in selling, general and administrative expense was primarily a result of the inclusion of AFA’s and CrossRoad Carriers’ selling, general and administrative expenses totaling $2.5 million and an increase in salaries and wages and related payroll taxes and fringe benefits. The decrease in selling, general and administrative expenses as a percent of revenue is a result of increased operating revenues and our holding the increase in selling, general and administrative expenses below the operating revenue growth rate primarily because rate increases were a substantial source of our revenue growth and rate increases do not typically result in increases in overhead expenses.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended April 2, 2005 increased by $1.8 million, or 90.7%, to $3.7 million from $1.9 million for the thirteen weeks ended April 3, 2004. As a percentage of operating revenues, insurance and claims increased to 3.1% for the thirteen weeks ended April 2, 2005 from 2.7% for the thirteen weeks ended April 3, 2004. The absolute increase was primarily due to 1) the inclusion of AFA’s and CrossRoad Carriers’ insurance and claims expense totaling $661,000, 2) an increase in insurance rates, 3) the growth in our owner-operator provided fleet of tractors which are covered under our liability insurance policies and 4) an increase in claims experience during the thirteen weeks ended April 2, 2005.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended April 2, 2005 increased by $190,000, or 22.5%, to $1.0 million from $845,000 for the thirteen weeks ended April 3, 2004. As a percent of operating revenues, depreciation and amortization decreased to 0.9% for the thirteen weeks ended April 2, 2005 compared to 1.2% for the thirteen weeks ended April 3, 2004. The absolute increase was primarily due to our purchase of additional trailers in 2004 and the amortization of intangibles assets acquired in connection with our acquisitions of AFA and CrossRoad Carriers, offset by the effect of the change in the estimated salvage value of our trailers on January 1, 2005. Previously we estimated that our trailers had no salvage value at the end of their useful life of seven years. However, based on our evaluation of current market conditions, we estimate that our trailers will have a salvage value equal to 20% of their original cost. As a result, the estimated salvage value of all trailers owned as of January 1, 2005 has been revised to equal 20% of their original cost. Any trailers acquired after January 1, 2005, will have an estimated salvage value of 20% of their original cost. We expect 2005 net income, net of income taxes, to be $262,000 higher than it would have been had we not revised our estimated salvage values.

Interest expense (income), net. Net interest expense for thirteen weeks ended April 2, 2005 increased by $48,000, or 41.0%, to $165,000 from $117,000 for the thirteen weeks ended April 3, 2004. The increase in interest expense was the result of interest charged on secured equipment loans, entered into in 2004, totaling $3.3 million, increased borrowings under our secured line of credit resulting from $15.3 million borrowed in connection with the acquisition of AFA, $1.6 million borrowed in connection with our acquisition of NYP and $3.1 in million of dividends paid to CenTra in 2004.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended April 2, 2005 increased by $987,000, or 86.0%, to $2.1 million from $1.1 million for the thirteen weeks ended April 3, 2004. For the thirteen weeks ended April 2, 2005 and April 3, 2004, we had an effective income tax rate of 38.0% and 37.6%, respectively, based upon our income before provision for income taxes. In 2004, as a wholly owned subsidiary of CenTra, our taxes were included in CenTra’s consolidated return. However, each of our operating subsidiaries calculated its provision for income taxes as if it was preparing a separate federal income tax return on a non-consolidated, standalone basis and we have remitted the amount of taxes owed (as reflected on these returns) to CenTra. We do not expect any material change to our effective income tax rate in future periods.

Liquidity and Capital Resources

Our primary sources of liquidity are the net proceeds from our initial public offering, funds generated by operations and our revolving secured line of credit with First Tennessee Bank.

We employ a primarily non-asset based operating strategy. Substantially all of the tractors and more than 50% of the trailers utilized in our business are provided by our owner-operators and we have no capital expenditure requirements relating to this equipment. As a result, our capital expenditure requirements are limited in comparison to most large trucking companies which maintain sizable fleets of owned tractors and trailers, requiring significant capital expenditures.

On February 1, 2005, we entered into an agreement to purchase a building in Warren, Michigan for $2.1 million, excluding the costs of any renovations and improvements that will serve as our new corporate headquarters. We expect to incur costs related to the renovation and improvement of our new headquarters building during 2005 and 2006. We have not yet prepared a complete list of the renovations and improvements that will be necessary, nor have we solicited bids in this regard, but we expect that these expenses may be material. In addition, we expect to incur additional capital expenditures of $4.5 to $5.0 million for 2005 and capital expenditures of $4.5 to $5.0 million for 2006, in each case, exclusive of acquisitions. Our major capital expenditure requirements are to replace and expand the owned portion of our equipment fleet and our company facilities. We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. On a longer-term basis, based on the availability under our line of credit and other financing sources and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

On December 28, 2004, our board of directors declared a special dividend of $50.0 million payable out of the proceeds of our initial public offering to CenTra, our sole shareholder on the record date for this dividend. We paid this dividend immediately following our initial public offering in February 2005. We currently intend to retain our future earnings to finance our growth and do not anticipate paying subsequent cash dividends in the future.

Secured Lines of Credit

Under our secured line of credit with First Tennessee Bank, as amended on June 29, 2004 and December 27, 2004, our maximum borrowings are $40.0 million. The secured line of credit is collateralized by the accounts receivable of all of our wholly owned subsidiaries, except AFA and CrossRoad Carriers, and bears interest at a rate equal to LIBOR plus 1.80% (effective rate of 4.66% at April 2, 2005). The agreement governing our secured line of credit contains covenants which require us to maintain a tangible net worth of at least $15.0 million and a debt to tangible net worth ratio not to exceed 4 to 1. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, tangible net worth is defined as net worth, plus subordinated debt, less the value assigned to intangibles in accordance with generally accepted accounting principles, and debt is defined as total liabilities. In addition the agreement may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The secured line of credit expires on August 31, 2005. In February 2005, we repaid the outstanding balance under the secured line of credit, using a portion of the net proceeds of our initial public offering. We intend to extend or replace the secured line of credit prior to its expiration date.

Great American Lines maintains a secured line of credit with PNC Bank National Association allowing Great American Lines to borrow up to a maximum of $6.0 million. Great American Line’s secured line of credit is collateralized by substantially all of AFA’s assets and bears interest at the bank’s prime rate or LIBOR plus 1.75% (effective rate of 4.61% at April 2, 2005). The agreement governing Great American Line’s secured line of credit contains covenants which require Great American Lines to maintain a tangible net worth of at least $1.0 million, a ratio of indebtedness for borrowed money plus capital lease obligation to tangible net worth not to exceed 3.5 to 1 and a fixed charge coverage ratio of more than 1 to 1 as of the last day of each fiscal year. In addition the agreement may, in certain circumstances, limit AFA’s ability and the ability of its subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The secured line of credit expires in June 2005. In February 2005, we repaid the outstanding balance under the secured line of credit, using a portion of the net proceeds of our initial public offering.

Secured Equipment Loans and Capital Lease Obligations

Universal Am-Can had two loans with Key Equipment Finance, which had an aggregate outstanding balance of $1.4 million as of April 2, 2005. The proceeds of these loans were used to finance the purchase of equipment used in the ordinary course of business and were secured by the equipment purchased. The loans bore interest at the LIBOR rate, plus 1.70% (effective rate of 4.56% at April 2, 2005). As a result of our acquisition of AFA in August 2004, Universal Am-Can was not in compliance with the debt to tangible net worth ratio and minimum tangible net worth covenants contained in the loan agreements. Key Equipment Finance waived all defaults under these agreements and no amounts outstanding under the loans were accelerated. In addition, the agreements governing these equipment loans were amended in December 2004 and under the amended agreements we assumed all of the obligations under these notes. Additionally, we were required to maintain a debt to tangible net worth ratio not to exceed 4 to 1 and a minimum net worth of $15.0 million. For the purpose of these ratios, debt is defined as total liabilities; tangible net worth is defined as net worth, plus subordinated debt, less the values assigned to intangibles, including but not limited to goodwill, any accounts receivable to related entities or our officers, any interests in the capital stock of any other entities and any other assets properly classified as intangibles in accordance with GAAP; and net worth is defined as the difference between the total assets and the total liabilities, all as reflected on our most recent balance sheet. These loan agreements also contained customary representations and warranties, affirmative and negative covenants, and events of default. These notes were paid in full in April 2005.

In August and October 2004, Universal Am-Can entered into three promissory notes with General Electric Capital Corporation totaling $2.5 million. At April 2, 2005, the outstanding balances under these loans totaled $2.2 million. The proceeds of each of these loans were used to finance the purchase of trailers used in Universal Am-Can’s ordinary course of business and were secured by the trailers purchased. Each loan had a fixed interest rate. The weighted average interest rate of the three loans was 5.57% at April 2, 2005. As a result of our acquisition of AFA in August 2004, Universal Am-Can was not in compliance with its debt to tangible net worth ratio and minimum tangible net worth covenant. General Electric Capital Corporation waived all defaults under these agreements and no amounts outstanding under the promissory notes were accelerated. In addition, the agreements governing these notes were amended in December 2004 and, under the amended agreements, Universal Am-Can was required to maintain a ratio of total liabilities to tangible net worth of not more than 7 to 1 at December 31, 2004 and 5 to 1 at December 31, 2005 and maintain a tangible net worth of $4.5 million at December 31, 2004, $7.0 million at June 30, 2005 and $10.0 million at December 31, 2005 and thereafter. For the purpose of these ratios, tangible net worth is defined as total assets less the sum of intangible assets, receivables and advances from shareholders and affiliates and total liabilities, all as defined in accordance with GAAP consistently applied. The agreements also contained customary representations and warranties, affirmative and negative covenants, and events of default. These notes were paid in full in April 2005.

In October and December 2004, Mason Dixon Intermodal entered into two promissory notes with Key Equipment Finance totaling $843,000. The loans had an outstanding balance of $772,000 at April 2, 2005. The proceeds from these notes were used to acquire container chassis. The notes were payable in monthly installments totaling $20,449 plus interest at rates ranging from LIBOR plus 1.75% (effective rate of 4.61% at April 2, 2005) to 4.98% and were secured by the chassis purchased. The notes matured in December 2007 and July 2009. The loan agreements underlying these notes required Mason Dixon Intermodal to maintain various affirmative and negative covenants, including certain financial covenants. These notes were paid in full in April 2005.

Discussion of Cash Flows

Historically, we have funded our operations through cash flow from operations and short term-borrowings under our secured line of credit with First Tennessee Bank.

The $4.6 million of net cash provided by operating activities for the thirteen weeks ended April 2, 2005 was generated primarily from $3.5 million in net income and the addback of non-cash items such as depreciation and amortization, bad debt expense and deferred income taxes totaling $1.2 million. Net cash provided by operating activities also reflects a decrease due to changes in net working capital of $95,000. The net working capital decrease resulted primarily from an increase in accounts payable, accrued expenses and income taxes payable of $5.0 million, offset by an $5.0 million increase in accounts receivable and amounts due to/from CenTra and affiliates.

Net cash provided by investing activities for the thirteen weeks ended April 2, 2005 was $446,000, consisting primarily of the repayment of a $1.8 million loan to CenTra, offset by capital expenditures of $1.1 million, $100,000 paid in connection with the acquisition of Xxtreme Truckling LLC in January 2005 and contingent payments to the former owners of CrossRoad Carriers and Xxtreme of $224,000.

Net cash provided by financing activities for the thirteen weeks ended April 2, 2005 was $27.2 million, resulting primarily from the net proceeds received from the initial public offering of common stock of $110.9 million, offset by the payment to CenTra of the $50.0 million cash dividend declared in December 2004, the repayment of $31.6 million borrowed under our secured lines of credit and the repayment of $2.1 million of long-term debt.

Off Balance Sheet Arrangements

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

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2004. There have been no changes in the accounting policies followed by us during the thirteen weeks ended April 2, 2005.

Effect of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of income. The revised SFAS No. 123(R) generally requires that an entity account for those transactions using the fair-value based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees.’’ SFAS No. 123(R) is effective for us beginning January 1, 2006. We are electing to adopt SFAS No. 123(R) on January 1, 2006.

Effects of Inflation

Management does not believe general inflation has had a material impact on our results of operations or financial condition in the past five years. However, inflation higher than that experienced in the past five years might have an adverse effect on our results of operations.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the second, third and fourth quarters.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is affected by changes in interest rates. Our secured lines of credit and the secured equipment loans bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR will affect the interest rate on, and therefore our cost under, the lines of credit and equipment loans. Assuming balances on our secured lines of credit and our secured equipment loans are identical to those at April 2, 2005 we estimate that a 1% increase in LIBOR would reduce our annual net income by approximately $16,000.

We did not have any interest rate swap agreements as of the date of this Form 10-Q.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2005, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 2, 2005 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The aggregate offering price of the shares of common stock issued and sold by us was $106,000,000. We paid an aggregate of $7,420,000 in underwriting discounts and commissions, resulting in proceeds to us of $98,580,000. In addition, we incurred an aggregate of approximately $2,462,000 in other expenses related to our initial public offering. The amount stated above for other expenses incurred is our reasonable estimate for such amount. As a result, we received net proceeds from our initial public offering, after underwriting discounts and commissions and other expenses, of approximately $96,118,000.

The offering was made through an underwriting syndicate led by Stephens Inc., BB&T Capital Markets, a division of Scott & Stringfellow, Inc. and Legg Mason Wood Walker, Incorporated, as managing underwriters.

On March 11, 2005, the underwriters exercised their over-allotment option to purchase an additional 795,000 shares of our common stock. The aggregate offering price of the shares of common stock issued and sold by us in connection with the over-allotment option was $15,900,000. We paid an additional $1,113,000 in underwriting discounts and commissions, resulting in additional proceeds to us of $14,787,000.

Between the effective date of our Registration Statement on Form S-1 and April 2, 2005, we used the net proceeds of our offering for the following purposes:

•	$50.0 million to pay a special dividend to CenTra, our sole shareholder on the record date for such dividend, that was declared by our board of directors on December 28, 2004;

•	$34.0 million to repay outstanding debt under our secured lines, including accrued interest thereon;

•	$2.1 million to repay borrowings under our secured equipment loans; and

•	$24.8 million to pay normal operating expenses.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 26, 2005, our shareholders acted by written consent and unanimously approved the appointment of KPMG LLP as our independent registered public accountant and elected the individuals, listed in Item 10 in our Form 10-K for the year ending December 31, 2005, to serve as our directors.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: May 11, 2005	By:	/s/ Robert E. Sigler

Robert E. Sigler, Vice President, Chief
Financial Officer, Secretary and Treasurer

Date: May 11, 2005	By:	/s/ Donald B. Cochran

Donald B. Cochran, President and Chief
Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Purchase Agreement, dated as of August 12, 2004, between Angelo A. Fonzi and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended on December 10, 2004 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Form of indemnification agreement entered into by the Registrant with each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.2+	Universal Truckload Services, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.3+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Don Cochran (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.4+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Bob Sigler (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.5+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Leo Blumenauer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.6+	Consulting Agreement, dated as of August 12, 2004, between Universal Am-Can, Ltd. And Angelo A. Fonzi (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.7+	Covenant Not to Compete, dated as of August 12, 2004, between Angelo A. Fonzi, Universal Am-Can, Ltd. and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.8	Second Amendment to Loan Agreement, dated as of June 29, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason-Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.9	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.10	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.11	First Amendment to Security Agreement, dated as of June 29, 2004, by and between Mason Dixon Intermodal, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

Exhibit No.	Description
10.12	Security Agreement, dated as of June 29, 2004, by and between Economy Transport, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.13	Security Agreement, dated as of June 29, 2004, by and between Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.14	Tax Separation Agreement, dated as of December 31, 2004, between CenTra, Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.15	Transitional Services Agreement, dated as of December 31, 2004, between the Registrant and CenTra, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.16	Fourth Amendment to Loan Agreement, dated as of December 27, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.17	Debt Subordination Agreement, dated as of December 27, 2004, by and among CenTra, Inc., Universal Truckload Services, Inc., and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.18+	Universal Truckload Services, Inc. Incentive Compensation Plan C, Calendar Years 2004 – 2006 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2005 (Commission File No. 000-51142))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith

+	Indicates a management contract, compensatory plan or arrangement.