Form 10-Q
period 2005-07-02
Universal Truckload Services, Inc.
filed 2005-08-10
CIK 1308208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
Commission File Number: 0-120510
UNIVERSAL TRUCKLOAD SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-3640097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The number of shares of the registrant’s common stock, no par value, issued and outstanding as of August 3, 2005, was 16,117,500.

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNIVERSAL TRUCKLOAD SERVICES, INC.
Consolidated Balance Sheets
(In thousands except share data)

		December 31,
	July 2, 2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,891	$904
Marketable securities	651	—
Accounts receivable — net of allowance of $3,439 and $3,439	59,746	59,441
Due from CenTra and affiliates	285	502
Loan receivable from CenTra	—	1,764
Prepaid expenses and other	4,116	5,195
Deferred income taxes	1,055	796

Total current assets	98,744	68,602

Property and equipment	48,415	41,219
Less accumulated depreciation	(18,838)	(17,388)

Property and equipment — net	29,577	23,831

Deferred income taxes	—	586
Goodwill	3,802	3,192
Intangible assets — net of accumulated amortization of $1,310 and $869	8,215	8,656
Other assets	331	417

Total	$140,669	$105,284

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Dividend payable	$—	$50,000
Lines of credit	—	31,598
Current portion of long-term debt	—	2,290
Accounts payable	22,710	21,154
Accrued expenses	9,965	10,879
Income taxes payable	1,431	224
Due to CenTra	1,283	1,375

Total current liabilities	35,389	117,520

Long-term liabilities:
Long-term debt	—	4,110
Deferred income taxes	718	—
Other long-term liabilities	731	479

Total long-term liabilities	1,449	4,589

Shareholders’ equity (deficit):
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 16,117,500 and 10,022,500 shares, respectively	16,118	10,023
Paid-in capital	79,799	—
Retained earnings	7,868	—
Distributions in excess of CenTra’s contributed capital	—	(26,848)
Accumulated other comprehensive income	46	—

Total shareholders’ equity (deficit)	103,831	(16,825)

Total	$140,669	$105,284

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Unaudited Consolidated Statements of Income
July 2, 2005 and July 3, 2004
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	2005	2004	2005	2004
Operating revenues:
Truckload	$79,944	$55,764	$154,018	$106,236
Brokerage	35,807	14,275	71,962	27,981
Intermodal	11,765	8,672	22,481	16,734

Total operating revenues	127,516	78,711	248,461	150,951

Operating expenses:
Purchased transportation	97,146	58,380	188,671	111,895
Commissions expense	8,310	6,331	15,920	12,120
Other operating expense, net	1,587	1,033	3,420	2,097
Selling, general, and administrative	9,738	5,660	19,195	11,576
Insurance and claims	2,789	1,926	6,490	3,867
Depreciation and amortization	1,025	759	2,060	1,604

Total operating expenses	120,595	74,089	235,756	143,159

Income from operations	6,921	4,622	12,705	7,792

Interest income	156	34	185	45

Interest expense	(6)	(128)	(200)	(255)

Income before provision for income taxes	7,071	4,528	12,690	7,582

Provision for income taxes	2,687	1,643	4,822	2,792

Net income	$4,384	$2,885	$7,868	$4,790

Earnings per common share:
Basic	$0.27	$0.29	$0.54	$0.48
Diluted	$0.27	$0.29	$0.54	$0.48

Average common shares outstanding:
Basic	16,118	10,023	14,630	10,023
Diluted	16,118	10,023	14,630	10,023
See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Unaudited Consolidated Statements of Shareholders’ Equity (Deficit)
Twenty-six Weeks ended July 2, 2005
(In thousands)

				Distributions
				in excess of	Accumulated
				CenTra’s	Other
	Common	Paid-in	Retained	Contributed	Comprehensive
	stock	capital	earnings	Capital	Income	Total
Balances — January 1, 2005	$10,023	$—	$—	$(26,848)	$—	$(16,825)

Net income	—	—	7,868	—	—	7,868

Capital contribution (Note 2)	—	1,835	—	—	—	1,835

Proceeds from issuance of common stock, net of offering costs	6,095	77,964	—	26,848	—	110,907

Unrealized gain on available for sale investments, net of income taxes	—	—	—	—	46	46

Balances — July 2, 2005	$16,118	$79,799	$7,868	$—	$46	$103,831

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Unaudited Consolidated Statements of Cash Flows
Twenty-six Weeks ended July 2, 2005 and July 3, 2004
(In thousands)

	2005	2004
Cash flows from operating activities:
Net income	$7,868	$4,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,060	1,604
Loss on disposal of property and equipment	40	44
Bad debt expense	946	524
Deferred income taxes	(216)	76
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	(3,632)	(2,107)
Prepaid expenses and other	1,165	(3,037)
Accounts payable, accrued expenses and income taxes payable	4,699	3,651
Due to CenTra	(92)	(464)

Net cash provided by operating activities	12,838	5,081

Cash flows from investing activities:
Capital expenditures	(4,523)	(470)
Proceeds from the sale of property and equipment	78	3
Purchases of marketable securities	(577)	—
Loans to CenTra	—	(4,019)
Repayment of loans to CenTra	1,764	—
Additions to goodwill	(402)	—
Acquisition of business	(100)	—

Net cash used in investing activities	(3,760)	(4,486)

Cash flows from financing activities:
Repayments of long-term debt	(6,400)	(1,077)
Net (repayments) borrowings under lines of credit	(31,598)	473
Payment of dividend	(50,000)	—
Proceeds from the issuance of common stock	113,367	—
Payment of offering costs	(2,460)	—

Net cash provided by (used in) financing activities	22,909	(604)

Net increase (decrease) in cash and cash equivalents	31,987	(9)
Cash and cash equivalents — beginning of period	904	423

Cash and cash equivalents — end of period	$32,891	$414

Supplemental cash flow information:

Cash paid for interest	$312	$240

Cash paid for taxes	$3,803	$347

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Unaudited Consolidated Statements of Cash Flows – Continued
Twenty-six Weeks ended July 2, 2005 and July 3, 2004
Non-Cash investing transactions:
During the twenty-six weeks ended July 2, 2005, UTSI exchanged trailers with a subsidiary of CenTra, Inc. (CenTra, Inc. and its subsidiaries and affiliates are referred to as “CenTra”), whereby the Company transferred 429 trailers with a book value of $915,000 to CenTra in exchange for 300 trailers. The trailers received by UTSI were recorded at CenTra’s net book value of $4,875,000. A deferred tax liability of $1,125,000 was recorded resulting from the difference in the book and tax bases of the trailers received less the deferred tax liability that existed on the trailers given. Additionally, UTSI recorded a deemed capital contribution of $1,835,000 in connection with this transaction (Note 2)
See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation
Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying consolidated financial statements of Universal Truckload Services, Inc. and its wholly-owned subsidiaries (the Company or UTSI) have been prepared by UTSI, without audit by an independent registered public accounting firm. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.
Through December 31, 2004, UTSI was a wholly-owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra, Inc. distributed all of UTSI’s common stock to Matthew T. Moroun and a trust controlled by Manuel J. Moroun, the sole shareholders of CenTra, Inc.. CenTra, Inc., its subsidiaries and affiliates are referred to as “CenTra”.
Effective August 8, 2004, UTSI completed the acquisition of all the issued and outstanding common shares of AFA Enterprises, Inc. (AFA). The accounts of AFA and its wholly-owned subsidiaries are included in the Company’s consolidated balance sheets as of July 2, 2005 and December 31, 2004 and the Company’s consolidated income statements for the thirteen and twenty-six weeks ended July 2, 2005.
Effective November 1, 2004, UTSI completed the acquisition of certain assets of Nunn Yoest Principals & Associates, Inc. (NYP). The accounts of NYP are included in the Company’s consolidated balance sheets as of July 2, 2005 and December 31, 2004 and the Company’s consolidated income statements for the thirteen and twenty-six weeks ended July 2, 2005.
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
Certain reclassifications have been made to the December 31, 2004 balance sheet in order for it to conform to the July 2, 2005 presentation.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued

(2)	Transactions with CenTra and Affiliates
CenTra has historically provided management services to UTSI, including treasury, legal, human resources, and tax services. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the thirteen and twenty-six weeks ended July 2, 2005 and July 3, 2004 are presented in the table below. In connection with the spin-off on December 31, 2004, we entered into a Transition Services Agreement with CenTra that ensures UTSI will continue to have access to these services. Pursuant to the Transition Services Agreement, UTSI has agreed to pay CenTra $305,000 per year. The Transition Services Agreement terminates on December 31, 2006, which will permit UTSI to engage in an orderly transition of the services to our own administrative staff. The level of administrative services can be cut back by UTSI without penalty at any time, but CenTra is not obligated to provide substantial additional services beyond the current level.
In addition to management services, UTSI reimburses CenTra for other services. Following is a schedule of services provided and amounts paid (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Management services	$76	$76	$153	$153
Building & terminal rents	45	52	121	47
Maintenance services	164	149	388	392
Trailer rents	17	3	31	23
Health insurance	274	233	545	434

Total	$576	$513	$1,238	$1,049

An affiliate of CenTra charged UTSI $2,595,000 and $1,869,000 for personal liability and property damage insurance for the thirteen weeks ended July 2, 2005 and July 3, 2004, respectively. Charges for the twenty-six weeks ended July 2, 2005 and July 3, 2004 were $5,187,000 and $3,729,000, respectively.
Operating revenues for the thirteen weeks ended July 2, 2005 and July 3, 2004 includes $198,000 and $356,000, respectively, of freight services provided to CenTra. Operating revenues for the twenty-six weeks ended July 2, 2005 and July 3, 2004 includes $514,000 and $1,814,000, respectively, of freight services provided to CenTra. Related accounts receivable due from CenTra and affiliates was $285,000 and $502,000 as of July 2, 2005 and December 31, 2004, respectively.
Purchased transportation for the thirteen and twenty-six weeks ended July 2, 2005 includes $2,505,000 and $3,902,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Related accounts payable due to CenTra was $993,000 at July 2, 2005. CenTra did not provide transportation services to the Company during the thirteen or twenty-six weeks ended July 3, 2004.
The Company provides computer services to CenTra. Charges for such services totaled $29,000 and $14,000 for the thirteen weeks ended July 2, 2005 and July 3, 2004, respectively, and are reflected as a reduction of selling, general & administrative expenses in the statements of income. Charges for the twenty-six weeks ended July 2, 2005 and July 3, 2004 totaled $59,000 and $27,000, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued

(2)	Transactions with CenTra and Affiliates — continued
In February, March and October of 2004, the Company loaned CenTra an aggregate $5,750,000, bearing interest at approximately 3.5%. In October 2004, the Company and CenTra agreed to treat $4,000,000 of these loans and all unpaid interest as a dividend to CenTra. The remaining $1,750,000 plus accrued interest was due on demand and repaid in February 2005. Interest income from CenTra for the twenty-six weeks ended July 2, 2005 and July 3, 2004 was $8,000 and $35,000, respectively.
On December 28, 2004, the Company’s board of directors declared a dividend of $50,000,000 payable to CenTra. The effect of the dividend was a reduction in the balances of retained earnings and paid-in capital to zero. The portion of the dividend in excess of retained earnings and paid-in capital was reflected as distributions in excess of CenTra’s contributed capital at December 31, 2004. Capital contributions in the Company were first allocated to the excess distributions account to reduce the balance to zero and subsequent capital contributions were allocated to paid-in capital. UTSI paid this dividend on February 15, 2005, from the proceeds of its initial public offering (see Note 6).
In December 2004, CenTra assigned UTSI its right to acquire a terminal yard in Dearborn, Michigan from a third-party for $625,000. UTSI acquired the property in January 2005. Additionally, in February 2005, CenTra paid UTSI $12,500 for an option to acquire the property and a right of first refusal. Under the option, CenTra will have the right, for a three-year period, to purchase the property from UTSI for $688,000, plus the cost of any future improvements UTSI makes to the property. Under the right of first refusal, if UTSI receives a bona fide offer from a third-party to purchase or lease all or any portion of this property that UTSI decides to accept, UTSI must notify CenTra of this fact and CenTra may elect to lease or purchase, as applicable, the portion of the property that is subject to such offer on the same terms.
In May 2005, the Company exchanged equipment with CenTra whereby UTSI transferred 429 of its older trailers with a net book value of $915,000 to CenTra in exchange for 300 newer trailers owned by CenTra. The Company believes the exchange qualifies as a tax-free exchange under the Internal Revenue Code. UTSI paid CenTra $1,000,000, the difference in fair values of the trailers given and received. UTSI recorded the trailers it received at $4,875,000, CenTra’s net book value. For tax purposes, UTSI recorded the property at $1,535,000, UTSI’s tax basis in the trailers given of $535,000 plus the $1,000,000 of consideration paid. A deferred tax liability of $1,125,000 was recorded resulting from the difference in the book and tax bases of the trailers received less the deferred tax liability that existed on the trailers given. Additionally, UTSI recorded a deemed capital contribution equaling $1,835,000, the net book value of trailers received less the net book value of the trailers given, the consideration paid and the deferred tax liability recorded.
(3)	Cash and Cash Equivalents
Cash and cash equivalents consist of cash and all investments with an original maturity of three months or less.
(4)	Marketable Securities
Marketable securities, all of which are available for sale, consist of common stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued

(5)	Debt
In March 2002, the Company established a line of credit with First Tennessee Bank, secured by the accounts receivable of Universal Am-Can, Ltd. (UACL) and Mason & Dixon Lines, Inc. The line of credit agreement provided for maximum borrowings of $20,000,000 and contained certain restrictive covenants to be maintained by UACL and Mason & Dixon, including limitations on the payment of dividends. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the calendar month plus 1.65%. On June 29, 2004, the Company’s line of credit agreement was amended, increasing its maximum borrowings to $40,000,000 and changing the interest rate to LIBOR as of the first day of the calendar month plus 1.80%. The amended line of credit agreement is secured by all of the Company’s accounts receivable, except AFA and CrossRoad Carriers, Inc., and contains various restrictive covenants. The amended line of credit agreement expires August 31, 2005. The amounts outstanding at July 2, 2005 and December 31, 2004 were $0 and $30,094,000, respectively. The Company intends to replace the secured line of credit prior to its expiration date with a $20.0 million secured line of credit with similar terms.
Great American Lines, Inc., or GAL, a subsidiary of AFA, maintained a secured line of credit with PNC Bank National Association allowing GAL to borrow up to a maximum of $6,000,000. GAL’s secured line of credit was collateralized by substantially all of AFA’s assets and bore interest at the bank’s prime rate or LIBOR plus 1.75%. In addition, the agreement, in certain circumstances, limited AFA’s ability and the ability of its subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contained customary representations and warranties, affirmative and negative covenants and events of default. The secured line of credit expired in June 2005. The Company did not renew or replace this line of credit.
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
In 2003, the Company purchased 100 trailers from an unrelated party. The equipment purchase was financed by two promissory notes with Key Equipment Finance totaling $1,917,000. The loans were secured by the equipment. The notes carried an interest rate of LIBOR as determined as of the 28th day of the month plus 1.7%. The notes were payable in monthly fixed principal payments of $32,490 plus interest. These notes were paid in full in April 2005.
In August and October 2004, UACL entered into three promissory notes with General Electric Capital Corporation totaling $2,460,000. The proceeds of these notes were used to finance the purchase of trailers. The notes were secured by the trailers purchased and were payable in monthly installments of $50,783, including interest at a weighted average rate of 5.57%. The agreements also contained customary representations and warranties, affirmative and negative covenants, and events of default. These loans were paid in full in April 2005.
In October and December 2004, Mason Dixon Intermodal, Inc. entered into two promissory notes with Key Equipment Finance totaling $844,000. The proceeds from the notes were used to acquire container chassis. The notes were secured by the chassis purchased and were payable in monthly installments of $20,436 plus interest at rates ranging from LIBOR plus 1.75% to 4.98%. The loan agreement underlying these notes required Mason Dixon Intermodal to maintain various affirmative and negative covenants. These loans were paid in full in April 2005.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued

(5)	Debt — continued
At December 31, 2004, AFA has twelve loans and capital lease obligations outstanding with various financial institutions, with outstanding balances totaling $1,640,000. These loans were paid in full during the twenty-six weeks ended July 2, 2005.
(6)	Initial Public Offering
On February 10, 2005, UTSI completed an initial public offering of 5,300,000 shares common stock at $20.00 per share. After underwriting discounts and the payment of offering costs, UTSI received net proceeds of $96,120,000. The proceeds from the offering were used to pay the $50,000,000 dividend declared to CenTra and to repay all amounts outstanding under UTSI’s secured lines of credit.
On March 11, 2005, the underwriters exercised their over-allotment option to purchase an additional 795,000 shares of common stock. The aggregate offering price of the shares of common stock issued and sold in connection with the over-allotment option is $15,900,000. UTSI paid an additional $1,113,000 in underwriting discounts and commissions, resulting in additional proceeds of $14,787,000.
(7)	Earnings Per Share
Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.
At July 2, 2005, 260,000 options were outstanding to purchase shares of common stock, which have been excluded from the calculations of diluted earnings per share because such options were anti-dilutive.
(8)	Stock Based Compensation
In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan ( “the Plan”), which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, mature in seven years and have an exercise price of $22.50 per share. The Company accounts for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation is reflected in net income from the Plan, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.
The following table illustrates the effect on net income and earnings per share from the Plan, as if UTSI had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued

(8)	Stock Based Compensation — continued

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income, as reported	$4,384	$2,885	$7,868	$4,790

Less: Total stock based compensation determined using the fair value method, net of income tax	—	—	1,753	—

Pro forma net income	$4,384	$2,885	$6,115	$4,790

Earnings per common share — basic
As reported	$0.27	$0.29	$0.54	$0.48
Pro forma	$0.27	$0.29	$0.42	$0.48

Earnings per common share — diluted
As reported	$0.27	$0.29	$0.54	$0.48
Pro forma	$0.27	$0.29	$0.42	$0.48
The estimated grant date fair value of the stock options granted during the twenty-six weeks ended July 2, 2005 was $10.88 per share and was determined using the Black-Scholes option-pricing model. The assumptions used in estimating the grant date fair value are as follows:

Underlying share price	$22.50
Exercise price of the option	$22.50
Expected dividend rate	0.0%
Expected volatility	39.57%
Expected term of the option (in years)	7
Risk-free interest rate	4.02%
(9)	Acquisition
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

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued

(10)	Comprehensive Income
Comprehensive income includes the following for the thirteen and twenty-six weeks ended July 2, 2005. UTSI did not have any transactions resulting in comprehensive income in 2004 (in thousands).

	Thirteen	Twenty-six
	Weeks	Weeks
	Ended	Ended
	July 2, 2005	July 2, 2005
Net income	$4,384	$7,868
Unrealized holding gains on available for sale investments, net of income tax	46	46

Comprehensive income	$4,430	$7,914

(11)	Contingencies
There are pending actions arising during the ordinary conduct of business. In the opinion of the Company, the liability, if any, arising from these actions will not have a material effect on the Company’s financial position, results of operations or cash flows.
(12)	Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant date fair value of stock options and other equity based compensation issued to employees in the statement of income. The revised statement generally requires that an entity account for those transactions using the fair value based method and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting. SFAS 123(R) is effective for the Company beginning on January 1, 2006. UTSI will adopt this statement using a modified version of prospective application on January 1, 2006. The adoption of this statement will result in compensation expense being recorded for grants of stock or stock options on or after January 1, 2006.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued

(12)	Recent Accounting Pronouncements — continued
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial position, results of operations or cash flows.

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
Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and twenty-six weeks ended July 2, 2005, approximately 87.4% and 86.8%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $3.5 million and $4.5 million, respectively.
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
Results of Operations
The following table sets forth items derived from our consolidated statements of income for the thirteen and twenty-six weeks ended July 2, 2005 and July 3, 2004, presented as a percentage of operating revenues:

	Thirteen		Twenty-six
	Weeks Ended		Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	76.2	74.2	75.9	74.1
Commissions expense	6.5	8.0	6.4	8.0
Other operating expenses	1.2	1.3	1.4	1.4
Selling, general and administrative	7.6	7.2	7.7	7.7
Insurance and claims	2.2	2.4	2.6	2.6
Depreciation and amortization	0.8	1.0	0.8	1.1

Total operating expenses	94.6	94.1	94.9	94.8

Operating income	5.4	5.9	5.1	5.2
Interest income (expense), net	0.1	(0.1)	0.0	(0.1)

Income before provision for income taxes	5.5	5.8	5.1	5.0
Provision for income taxes	2.1	2.1	1.9	1.8

Net income	3.4%	3.7%	3.2%	3.2%

Twenty-six Weeks Ended July 2, 2005 Compared to Twenty-six Weeks ended July 3, 2004
Operating revenues. Operating revenues for the twenty-six weeks ended July 2, 2005 increased by $97.5 million, or 64.6%, to $248.5 million from $151.0 million for the twenty-six weeks ended July 3, 2004. Approximately $43.2 million of the increase in operating revenues is attributable to AFA’s operations. AFA’s operating revenues consisted of $32.2 million from its truckload operations and $10.9 million from its brokerage operations. Approximately $20.3 million of the increase in operating revenues is attributable to CrossRoad Carriers’ brokerage operations. The remaining revenue increase of $33.5 million was a result of improved economic conditions, which contributed to increased freight demand and higher rates. For the twenty-six weeks ended July 2, 2005, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $1.94 from $1.74 for the twenty-six weeks ended July 3, 2004. Excluding the effects of AFA and CrossRoad Carriers, revenue from our truckload operations increased by $15.0 million, or 14.1%, to $121.2 million for twenty-six weeks ended July 2, 2005 from $106.2 million for the twenty-six weeks ended July 3, 2004. Excluding the effects of AFA and CrossRoad Carriers, revenue from our brokerage operations increased by $12.8 million, or 45.6%, to $40.8 million for the twenty-six weeks ended July 2, 2005 compared to $28.0 million for the twenty-six weeks ended July 3, 2004. Revenue from our intermodal support services increased by $5.7 million, or 34.3%, to $22.5 million for the twenty-six weeks ended July 2, 2005 from $16.7 million for the twenty-six weeks ended July 2, 2004.
Purchased transportation. Purchased transportation expense for the twenty-six weeks ended July 2, 2005 increased by $76.8 million, or 68.6%, to $188.7 million from $111.9 million for the twenty-six weeks ended July 3, 2004. As a percentage of operating revenues, purchased transportation expense increased to 75.9% for the twenty-six weeks ended July 2, 2005 from 74.1% for the twenty-six weeks ended July 3, 2004. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The increase in purchased transportation as a percent of operating revenues is due to a $9.6 million increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the twenty-six weeks ended July 2, 2005 were $13.0 million compared to $3.4 million for the twenty-six weeks ended July 3, 2004. Additionally, AFA’s and CrossRoad Carriers’ purchased transportation as a percent of operating revenues is higher than our historical averages.
Commissions expense. Commissions expense for the twenty-six weeks ended July 2, 2005 increased by $3.8 million, or 31.4%, to $15.9 million from $12.1 million for the twenty-six weeks ended July 3, 2004. As a percentage of operating revenues, commissions expense decreased to 6.4% for the twenty-six weeks ended July 2, 2005 compared to 8.0% for twenty-six weeks ended July 3, 2004. The absolute increase was primarily due to the growth in our operating revenues. The decrease in commissions expense as a percentage of revenue primarily results from CrossRoad Carriers having no commission expense associated with its revenue since they do not utilize agents. Additionally, AFA controls a substantial portion of its business, on which it does not pay any commissions. AFA commissions as a percent of its operating revenues are 4.0%.
Other operating expense. Other operating expense for the twenty-six weeks ended July 2, 2005 increased by $1.3 million, or 63.1%, to $3.4 million from $2.1 million for the twenty-six weeks ended July 3, 2004. As a percentage of operating revenues, other operating expense remained constant at 1.4%. The absolute increase was primarily due to inclusion of AFA’s and CrossRoad Carriers’ other operating expenses, totaling $819,000, and an increase in plate expense and repairs and maintenance expense resulting from an increase in the number of Company-owned trailers.
Selling, general and administrative. Selling, general and administrative expense for the twenty-six weeks ended July 2, 2005 increased by $7.6 million, or 65.8%, to $19.2 million from $11.6 million for the twenty-six weeks ended July 3, 2004. As a percentage of operating revenues, selling, general and administrative expense remained constant at 7.7%. The absolute increase in selling, general and administrative expense was primarily a result of the inclusion of AFA’s and CrossRoad Carriers’ selling, general and administrative expenses totaling $5.0 million and increases in salaries and wages, payroll taxes and fringe benefits and professional fees. The increase in professional fees is primarily attributable to costs incurred in connection with being a publicly held company. Additionally, a $275,000 legal settlement was recorded in the twenty-six weeks ended July 2, 2005.
Insurance and claims. Insurance and claims expense for the twenty-six weeks ended July 2, 2005 increased by $2.6 million, or 67.8%, to $6.5 million from $3.9 million for the twenty-six weeks ended July 3, 2004. As a percentage of operating revenues, insurance and claims remained constant at 2.6%. The absolute increase was primarily due to 1) the inclusion of AFA’s and CrossRoad Carriers’ insurance and claims expense totaling $1.2 million, 2) an increase in insurance rates, and 3) the growth in our owner-operator provided fleet of tractors which are covered under our liability insurance policies.
Depreciation and amortization. Depreciation and amortization for the twenty-six weeks ended July 2, 2005 increased by $456,000, or 28.4%, to $2.1 million from $1.6 million for the twenty-six weeks ended July 3, 2004. As a percent of operating revenues, depreciation and amortization decreased to 0.8% for the twenty-six weeks ended July 2, 2005 compared to 1.1% for the twenty-six weeks ended July 3, 2004. The absolute increase was primarily due to our purchase of additional trailers in 2004 and the amortization of intangible assets acquired in connection with our acquisitions of AFA and CrossRoad Carriers, offset by the effect of the change in the estimated salvage value of our trailers on January 1, 2005. Previously we estimated that our trailers had no salvage value at the end of their useful life of seven years. However, based on our evaluation of current market conditions, we estimate that our trailers will have a salvage value equal to 20% of their original cost. As a result, the estimated salvage value of all trailers owned as of January 1, 2005 has been revised to equal 20% of their original cost. Any trailers acquired after January 1, 2005, will have an estimated salvage value of 20% of their original cost. We expect net income for the year ended

December 31, 2005, net of income taxes, to be $262,000 higher than it would have been had we not revised our estimated salvage values.
Interest expense (income), net. Net interest expense for twenty-six weeks ended July 2, 2005 decreased by $195,000, or 92.9%, to $15,000 from $210,000 for the twenty-six weeks ended July 3, 2004. The decrease in net interest expense resulted from the repayment of $38.0 million under our secured lines of credit and secured equipment loans in 2005 using the proceeds from our initial public offering. Additionally, in 2005, interest income has been generated on the remaining proceeds from our offering.
Provision for income taxes. Provision for income taxes for the twenty-six weeks ended July 2, 2005 increased by $2.0 million, or 72.7%, to $4.8 million from $2.8 million for the twenty-six weeks ended July 3, 2004. For the twenty-six weeks ended July 2, 2005 and July 3, 2004, we had an effective income tax rate of 38.0% and 36.8%, respectively, based upon our income before provision for income taxes. In 2004, as a wholly-owned subsidiary of CenTra, our taxes were included in CenTra’s consolidated return. However, each of our operating subsidiaries calculated its provision for income taxes as if it was preparing a separate federal income tax return on a non-consolidated, standalone basis and we have remitted the amount of taxes owed (as reflected on these returns) to CenTra. We do not expect any material change to our effective income tax rate in future periods.
Thirteen Weeks Ended July 2, 2005 Compared to Thirteen Weeks ended July 3, 2004
Operating revenues. Operating revenues for the thirteen weeks ended July 2, 2005 increased by $48.8 million, or 62.0%, to $127.5 million from $78.7 million for the thirteen weeks ended July 3, 2004. Approximately $31.4 million of the increase in operating revenues is attributable to AFA’s operations. AFA’s operating revenues consisted of $15.8 million from its truckload operations and $6.0 million from its brokerage operations. Approximately $9.4 million of the increase in operating revenues is attributable to CrossRoad Carriers’ brokerage operations. The remaining revenue increase of $17.3 million was a result of improved economic conditions, which contributed to increased freight demand and higher rates. For the thirteen weeks ended July 2, 2005, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $1.98 from $1.77 for the thirteen weeks ended July 3, 2004. Excluding the effects of AFA and CrossRoad Carriers, revenue from our truckload operations increased by $8.1 million, or 14.5%, to $63.8 million for thirteen weeks ended July 2, 2005 from $55.8 million for the thirteen weeks ended July 3, 2004. Excluding the effects of AFA and CrossRoad Carriers, revenue from our brokerage operations increased by $6.1 million, or 43.1%, to $20.4 million for the thirteen weeks ended July 2, 2005 compared to $14.3 million for the thirteen weeks ended July 3, 2004. Revenue from our intermodal support services increased by $3.1 million, or 35.7%, to $11.8 million for the thirteen weeks ended July 2, 2005 from $8.7 million for the thirteen weeks ended July 3, 2004.
Purchased transportation. Purchased transportation expense for the thirteen weeks ended July 2, 2005 increased by $38.8 million, or 66.4%, to $97.1 million from $58.4 million for the thirteen weeks ended July 3, 2004. As a percentage of operating revenues, purchased transportation expense increased to 76.2% for the thirteen weeks ended July 2, 2005 from 74.2% for the thirteen weeks ended July 3, 2004. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The increase in purchased transportation as a percent of operating revenues is due to a $5.1 million increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirteen weeks ended July 2, 2005 were $7.2 million compared to $2.1 million for the thirteen weeks ended July 3, 2004. Additionally, AFA’s and CrossRoad Carriers’ purchased transportation as a percent of operating revenues are higher than our historical averages.
Commissions expense. Commissions expense for the thirteen weeks ended July 2, 2005 increased by $2.0 million, or 31.3%, to $8.3 million from $6.3 million for the thirteen weeks ended July 3, 2004. As a percentage of operating revenues, commissions expense decreased to 6.5% for the thirteen weeks ended July 2, 2005 compared to 8.0% for thirteen weeks ended July 2, 2004. The absolute increase was primarily due to the growth in our operating revenues. The decrease in commissions expense as a percentage of revenue primarily results from CrossRoad Carriers having no commission expense associated with its revenue, since they do not utilize agents. Additionally, AFA controls a substantial portion of its business, on which it does not pay any commissions. AFA commissions as a percent of its operating revenues is 4.0%.
Other operating expense. Other operating expense for the thirteen weeks ended July 2, 2005 increased by $554,000, or 53.6%, to $1.6 million from $1.0 million for the thirteen weeks ended July 3, 2004. As a percentage of operating revenues, other operating expense decreased slightly to 1.2% for the thirteen weeks ended July 2, 2005 compared to 1.3% for the thirteen weeks ended July 3, 2004. The absolute increase was primarily due to inclusion of AFA’s and CrossRoad Carriers’ other operating expenses, totaling $343,000, and an increase in plate expense and repairs and maintenance expense resulting from an increase in the number of Company-owned trailers.
Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended July 2, 2005 increased by $4.1 million, or 72.0%, to $9.7 million from $5.7 million for the thirteen weeks ended July 3, 2004. As a percentage of operating revenues, selling, general and administrative expense increased to 7.6% for the thirteen weeks ended July 2, 2005 from 7.2% for the thirteen weeks ended July 3, 2004. The absolute increase in selling, general and administrative expense was primarily a result of the inclusion of AFA’s and CrossRoad Carriers’ selling, general and administrative expenses totaling $2.5 million and increases in salaries and wages, payroll taxes and fringe benefits, professional fees and a $275,000 legal settlement recorded in the thirteen weeks ended July 2, 2005. The increase in professional fees is primarily attributable to costs incurred in connection with being a publicly held company. The increase in selling, general and administrative expenses as a percent of revenue is primarily a result of AFA selling, general and administrative expenses comprising a higher percentage of operating revenues and the legal settlement recorded in the thirteen weeks ended July 2, 2005.
Insurance and claims. Insurance and claims expense for the thirteen weeks ended July 2, 2005 increased by $863,000, or 44.8%, to $2.8 million from $1.9 million for the thirteen weeks ended July 3, 2004. As a percentage of operating revenues, insurance and claims decreased to 2.2% for the thirteen weeks ended July 2, 2005 from 2.4% for the thirteen weeks ended July 3, 2004. The absolute increase was primarily due to 1) the inclusion of AFA’s and CrossRoad Carriers’ insurance and claims expense totaling $516,000, 2) an increase in insurance rates, and 3) the growth in our owner-operator provided fleet of tractors which are covered under our liability insurance policies, offset by a decrease in claims experience during the thirteen weeks ended July 2, 2005.
Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended July 2, 2005 increased by $266,000, or 35.0%, to $1.0 million from $759,000 for the thirteen weeks ended July 3, 2004. As a percent of operating revenues, depreciation and amortization decreased to 0.8% for the thirteen weeks ended July 2, 2005 compared to 1.0% for the thirteen weeks ended July 3, 2004. The absolute increase was primarily due to our purchase of additional trailers in 2004 and the amortization of intangibles assets acquired in connection with our acquisitions of AFA and CrossRoad Carriers, offset by the effect of the change in the estimated salvage value of our trailers on January 1, 2005.
Interest expense (income), net. Net interest income for the thirteen weeks ended July 2, 2005 was $150,000 compared to net interest expense of $94,000 for the thirteen weeks ended July 3, 2004. The decrease in net interest expense of $244,000 or 259.6% resulted from the repayment of $38.0 million under our secured lines of credit and secured equipment loans in 2005 using the proceeds from our initial public offering. Additionally, in 2005, interest income has been generated on the remaining proceeds from our offering.
Provision for income taxes. Provision for income taxes for the thirteen weeks ended July 2, 2005 increased by $1.0 million, or 63.5%, to $2.7 million from $1.6 million for the thirteen weeks ended July 3, 2004. For the thirteen weeks ended July 2, 2005 and July 3, 2004, we had an effective income tax rate of 38.0% and 36.3%, respectively, based upon our income before provision for income taxes. In 2004, as a wholly-owned subsidiary of CenTra, our taxes were included in CenTra’s consolidated return. However, each of our operating subsidiaries calculated its provision for income taxes as if it was preparing a separate federal income tax return on a non-consolidated, standalone basis and we have remitted the amount of taxes owed (as reflected on these returns) to CenTra. We do not expect any material change to our effective income tax rate in future periods.

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
Through July 2, 2005, we have made capital expenditures totaling $4.5 million. These expenditures can be segregated into equipment purchases totaling $1.7 million and property acquisitions totaling $2.8 million. Equipment purchases consist primarily of trailers, computer equipment and other miscellaneous equipment. Property acquisitions consist of $2.2 million for a building in Warren, Michigan that will serve as our new corporate headquarters and $625,000 for a terminal yard in Dearborn, Michigan. In the second half of 2005, we expect to incur additional capital expenditures, exclusive of acquisitions, of approximately $6.1 million to $7.1 million, including approximately $2.7 million for the acquisition of new container facilities, $500,000 to $1.0 million for renovations and improvements to the Warren, Michigan building and $3.0 million to $4.5 million for tractors, trailers and other equipment.
In 2006, exclusive of acquisitions, we expect to incur capital expenditures of $5.0 million to $7.0 million relating to property acquisitions, for renovations and improvements to the Warren, Michigan building and additional terminal yards or container facilities. Additionally, we expect to incur capital expenditures of $4.5 million to $6.0 million for tractors, trailers and other equipment. We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. On a longer-term basis, based on the availability under our line of credit and other financing sources and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.
We continue to evaluate business development opportunities, including potential acquisitions that fit our strategic plans. There can be no assurance that we will identify any opportunities that fit our strategic plans or will be able to execute any such opportunities on terms acceptable to us. Any such opportunities will be financed from available cash on hand and our secured line of credit.
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
Secured Lines of Credit
Under our secured line of credit with First Tennessee Bank, as amended on June 29, 2004 and December 27, 2004, our maximum borrowings are $40.0 million. The secured line of credit is collateralized by the accounts receivable of all of our wholly-owned subsidiaries, except AFA and CrossRoad Carriers, and bears interest at a rate equal to LIBOR plus 1.80% (effective rate of 4.66% at July 2, 2005). The agreement governing our secured line of credit contains covenants which require us to maintain a tangible net worth of at least $15.0 million and a debt to tangible net worth ratio not to exceed 4 to 1. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, tangible net worth is defined as net worth, plus subordinated debt, less the value assigned to intangibles in accordance with generally accepted accounting principles, and debt is defined as total liabilities. In addition, the agreement may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The secured line of credit expires on August 31, 2005. In February 2005, we repaid the outstanding balance under the secured line of credit, using a portion of the net proceeds of our initial public offering. We intend to replace the secured line of credit prior to its expiration date with a $20.0 million secured line of credit with similar terms.
Great American Lines maintained a secured line of credit with PNC Bank National Association allowing it to borrow up to a maximum of $6.0 million. Great American Lines’ secured line of credit was collateralized by substantially all of AFA’s assets and bore interest at the bank’s prime rate or LIBOR plus 1.75%. The agreement governing Great American Line’s secured line of credit contained covenants which required Great American Lines to maintain a tangible net worth of at least $1.0 million, a ratio of indebtedness for borrowed money plus capital lease obligation to tangible net worth not to exceed 3.5 to 1 and a fixed charge coverage ratio of more than 1 to 1 as of the last day of each fiscal year. In addition the agreement, in certain circumstances, limited AFA’s ability and the ability of its subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contained customary representations and warranties, affirmative and negative covenants and events of default. In February 2005, we repaid the outstanding balance under the secured line of credit, using a portion of the net proceeds of our initial public offering. The secured line of credit expired in June 2005. This line of credit was not renewed or replaced.
Secured Equipment Loans and Capital Lease Obligations
Universal Am-Can had two loans with Key Equipment Finance. The proceeds of these loans were used to finance the purchase of equipment used in the ordinary course of business and were secured by the equipment purchased. The loans bore interest at the LIBOR rate, plus 1.70%. As a result of our acquisition of AFA in August 2004, Universal Am-Can was not in compliance with the debt to tangible net worth ratio and minimum tangible net worth covenants contained in the loan agreements. Key Equipment Finance waived all defaults under these agreements and no amounts outstanding under the loans were accelerated. In addition, the agreements governing these equipment loans were amended in December 2004, and under the amended agreements we assumed all of the obligations under these notes. Additionally, we were required to maintain a debt to tangible net worth ratio not to exceed 4 to 1 and a minimum net worth of $15.0 million. For the purpose of these ratios, debt is defined as total liabilities; tangible net worth is defined as net worth, plus subordinated debt, less the values assigned to intangibles, including but not limited to goodwill, any accounts receivable to related entities or our officers, any interests in the capital stock of any other entities and any other assets properly classified as intangibles in accordance with GAAP; and net worth is defined as the difference between the total assets and the total liabilities, all as reflected on our most recent balance sheet. These loan agreements also contained customary representations and warranties, affirmative and negative covenants, and events of default. These notes were paid in full in April 2005.
In August and October 2004, Universal Am-Can entered into three promissory notes with General Electric Capital Corporation totaling $2.5 million. The proceeds of each of these loans were used to finance the purchase of trailers used in Universal Am-Can’s ordinary course of business and were secured by the trailers purchased. Each loan had a fixed interest rate. The weighted average interest rate of the three loans was 5.57%. As a result of our acquisition of AFA in August 2004, Universal Am-Can was not in compliance with its debt to tangible net worth ratio and minimum tangible net worth covenant. General Electric Capital Corporation waived all defaults under these agreements and no amounts outstanding under the promissory notes were accelerated. In addition, the agreements governing these notes were amended in December 2004 and, under the amended agreements, Universal Am-Can was required to maintain a ratio of total liabilities to tangible net worth of not more than 7 to 1 at December 31, 2004 and 5 to 1 at December 31, 2005 and maintain a tangible net worth of $4.5 million at December 31, 2004, $7.0 million at June 30, 2005 and $10.0 million at December 31, 2005 and thereafter. For the purpose of these ratios, tangible net worth is defined as total assets less the sum of intangible assets, receivables and advances from shareholders and affiliates and total liabilities, all as defined in accordance with GAAP consistently applied. The agreements also contained customary representations and warranties, affirmative and negative covenants, and events of default. These notes were paid in full in April 2005.
In October and December 2004, Mason Dixon Intermodal entered into two promissory notes with Key Equipment Finance totaling $843,000. The proceeds from these notes were used to acquire container chassis. The notes were payable in monthly installments totaling $20,449 plus interest at rates ranging from

LIBOR plus 1.75% to 4.98% and were secured by the chassis purchased. The notes matured in December 2007 and July 2009. The loan agreements underlying these notes required Mason Dixon Intermodal to maintain various affirmative and negative covenants, including certain financial covenants. These notes were paid in full in April 2005.
Discussion of Cash Flows
Historically, we have funded our operations through cash flow from operations and short term-borrowings under our secured line of credit with First Tennessee Bank.
The $12.8 million of net cash provided by operating activities for the twenty-six weeks ended July 2, 2005 was generated primarily from $7.9 million in net income and the add back of non-cash items such as depreciation and amortization, bad debt expense and deferred income taxes totaling $2.8 million. Net cash provided by operating activities also reflects a increase due to changes in net working capital of $2.1 million. The net working capital increase resulted primarily from a decrease in prepaid expenses and other assets and an increase in accounts payable, accrued expenses and income taxes payable totaling $5.9 million, offset by a $3.7 million increase in accounts receivable and amounts due to/from CenTra and affiliates.
Net cash used in investing activities for the twenty-six weeks ended July 2, 2005 was $3.8 million, consisting primarily of capital expenditures of $4.5 million, $100,000 paid in connection with the acquisition of Xxtreme Truckling LLC in January 2005, the purchase of marketable securities totaling $577,000 and contingent payments to the former owners of CrossRoad Carriers and Xxtreme of $402,000, offset by the repayment of a $1.8 million loan to CenTra.
Net cash provided by financing activities for the twenty-six weeks ended July 2, 2005 was $22.9 million, resulting primarily from the net proceeds received from the initial public offering of common stock of $110.9 million, offset by the payment to CenTra of the $50.0 million cash dividend declared in December 2004, the repayment of $31.6 million borrowed under our secured lines of credit and the repayment of $6.4 million of long-term debt.
Off Balance Sheet Arrangements
In connection with the acquisition of NYP on November 1, 2004, we agreed to pay the former owners an amount equal to 1.5% of operating revenues generated by CrossRoad Carriers subject to certain limitations, through November 2007.
On January 1, 2005, we acquired certain assets of Xxtreme Trucking, LLC for $100,000. In connection with this acquisition, we agreed to pay the former owners an amount equal to 2.5% of operating revenues generated from these assets, up to an aggregate of $650,000, through December 2007.
Critical Accounting Policies
A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2004. There have been no changes in the accounting policies followed by us during the twenty-six weeks ended July 2, 2005.
Effect of Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of income. The revised SFAS No. 123(R) generally requires that an entity account for those transactions using the fair-value based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees.’’ SFAS No. 123(R) is effective for us beginning January 1, 2006. We will adopt this statement using a modified version of prospective application on January 1, 2006.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. .SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial position, results of operations or cash flows.
Effects of Inflation
Management does not believe general inflation has had a material impact on our results of operations or financial condition in the past five years. However, inflation higher than that experienced in the past five years might have an adverse effect on our future results of operations.
Seasonality
Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the second, third and fourth quarters.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our market risk is affected by changes in interest rates. Our secured line of credit bears interest at a floating rate equal to LIBOR plus 1.80%. Accordingly, changes in LIBOR would affect the interest rate on and therefore our cost under the line of credit. We currently do not have a balance outstanding under the line of credit.
Included in cash and cash equivalents are $31,789,000 in short term investment grade instruments. These short term investments have maturities of three months or less. Accordingly, any future interest rate risk on these short-term investments would not be material.
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
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2005, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.
Internal Controls
There have been no changes in our internal controls over financial reporting during the thirteen weeks ended July 2, 2005 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
None
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the thirteen weeks ended July 2, 2005.

ITEM 5: OTHER INFORMATION
None.
ITEM 6: EXHIBITS
(a) Exhibits
The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc. (Registrant)
Date: August 10, 2005	By:	/S/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief
Financial Officer, Secretary and Treasurer

Date: August 10, 2005	By:	/S/ Donald B. Cochran
Donald B. Cochran, President and Chief
Executive Officer

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Purchase Agreement, dated as of August 12, 2004, between Angelo A. Fonzi and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended on December 10, 2004 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Form of indemnification agreement entered into by the Registrant with each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.2+	Universal Truckload Services, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.3+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Don Cochran (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.4+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Bob Sigler (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.5+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Leo Blumenauer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.6+	Consulting Agreement, dated as of August 12, 2004, between Universal Am-Can, Ltd. And Angelo A. Fonzi (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.7+	Covenant Not to Compete, dated as of August 12, 2004, between Angelo A. Fonzi, Universal Am-Can, Ltd. and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.8	Second Amendment to Loan Agreement, dated as of June 29, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason-Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.9	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.10	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.11	First Amendment to Security Agreement, dated as of June 29, 2004, by and between Mason Dixon Intermodal, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.12	Security Agreement, dated as of June 29, 2004, by and between Economy Transport, Inc. and First

Exhibit
No.	Description
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