Form 10-Q
period 2005-10-01
Universal Truckload Services, Inc.
filed 2005-11-14
CIK 1308208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
Yes ☐                                No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☑
The number of shares of the registrant’s common stock, no par value, issued and outstanding as of November 10, 2005, was 16,117,500.

PART I – FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNIVERSAL TRUCKLOAD SERVICES, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	October 1,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,759	$904
Marketable securities	17,475	—
Accounts receivable – net of allowance of $3,717 and $3,439	70,188	59,441
Due from CenTra and affiliates	284	502
Loan receivable from CenTra	—	1,764
Prepaid income taxes	534	—
Prepaid expenses and other	3,839	5,195
Deferred income taxes	1,610	796

Total current assets	107,689	68,602

Property and equipment	49,597	41,219
Less accumulated depreciation	(19,648)	(17,388)

Property and equipment — net	29,949	23,831

Deferred income taxes	—	586
Goodwill	4,002	3,192
Intangible assets — net of accumulated amortization of $1,531 and $869	7,994	8,656
Other assets	574	417

Total	$150,208	$105,284

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Dividend payable	$—	$50,000
Lines of credit	—	31,598
Current portion of long-term debt	—	2,290
Accounts payable	27,507	21,154
Accrued expenses	11,186	10,879
Income taxes payable	—	224
Due to CenTra	1,362	1,375

Total current liabilities	40,055	117,520

Long-term liabilities:
Long-term debt	—	4,110
Deferred income taxes	772	—
Other long-term liabilities	941	479

Total long-term liabilities	1,713	4,589

Shareholders’ equity (deficit):
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 16,117,500 and 10,022,500 shares, respectively	16,118	10,023
Paid-in capital	79,780	—
Retained earnings	12,513	—
Distributions in excess of CenTra’s contributed capital	—	(26,848)
Accumulated other comprehensive income	29	—

Total shareholders’ equity (deficit)	108,440	(16,825)

Total	$150,208	$105,284

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Unaudited Consolidated Statements of Income
October 1, 2005 and October 2, 2004
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2005	2004	2005	2004
Operating revenues:
Truckload	$84,166	$69,044	$238,184	$175,280
Brokerage	38,444	18,709	110,406	46,690
Intermodal	13,027	9,203	35,508	25,937

Total operating revenues	135,637	96,956	384,098	247,907

Operating expenses:
Purchased transportation	104,227	72,507	292,898	184,402
Commissions expense	8,741	7,260	24,661	19,380
Other operating expense, net	1,668	1,492	5,088	3,589
Selling, general, and administrative	8,771	7,090	27,966	18,666
Insurance and claims	3,722	2,711	10,212	6,578
Depreciation and amortization	1,106	1,109	3,166	2,713

Total operating expenses	128,235	92,169	363,991	235,328

Income from operations	7,402	4,787	20,107	12,579

Interest income	198	24	383	69

Interest expense	—	(213)	(200)	(468)

Income before provision for income taxes	7,600	4,598	20,290	12,180

Provision for income taxes	2,955	1,753	7,777	4,545

Net income	$4,645	$2,845	$12,513	$7,635

Earnings per common share:
Basic	$0.29	$0.28	$0.83	$0.76
Diluted	$0.29	$0.28	$0.83	$0.76

Average common shares outstanding:
Basic	16,118	10,023	15,124	10,023
Diluted	16,118	10,023	15,124	10,023
See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Unaudited Consolidated Statements of Shareholders’ Equity (Deficit)
Thirty-nine weeks ended October 1, 2005
(In thousands)

				Distributions
				in excess of	Accumulated
				CenTra’s	Other
	Common	Paid-in	Retained	Contributed	Comprehensive
	stock	capital	earnings	Capital	Income	Total
Balances — January 1, 2005	$10,023	$—	$—	$(26,848)	$—	$(16,825)

Net income	—	—	12,513	—	—	12,513

Capital contribution (Note 2)	—	1,835	—	—	—	1,835

Proceeds from issuance of common stock, net of offering costs	6,095	77,945	—	26,848	—	110,888

Unrealized gain on available for sale investments, net of income taxes	—	—	—	—	29	29

Balances — October 1, 2005	$16,118	$79,780	$12,513	$—	$29	$108,440

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Unaudited Consolidated Statements of Cash Flows
Thirty-nine Weeks ended October 1, 2005 and October 2, 2004
(In thousands)

	2005	2004
Cash flows from operating activities:
Net income	$12,513	$7,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,166	2,713
Loss (gain) on disposal of property and equipment	26	(6)
Bad debt expense	1,191	1,227
Deferred income taxes	(710)	(466)
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	(11,720)	(7,424)
Prepaid expenses and other	1,199	(2,776)
Accounts payable, accrued expenses and income taxes payable	6,364	5,637
Due to CenTra	(13)	(464)

Net cash provided by operating activities	12,016	6,076

Cash flows from investing activities:
Capital expenditures	(5,786)	(2,873)
Proceeds from the sale of property and equipment	98	53
Purchases of marketable securities	(17,425)	—
Loans to CenTra	—	(4,043)
Repayment of loans to CenTra	1,764	—
Additions to goodwill	(602)	—
Acquisition of business	(100)	(13,334)

Net cash used in investing activities	(22,051)	(20,197)

Cash flows from financing activities:
Repayments of long-term debt	(6,400)	(1,841)
Long-term debt borrowings	—	1,968
Net (repayments) borrowings under lines of credit	(31,598)	16,127
Payment of dividend	(50,000)	—
Proceeds from the issuance of common stock	113,367	—
Payment of offering costs	(2,479)	—

Net cash provided by financing activities	22,890	16,254

Net increase in cash and cash equivalents	12,855	2,133

Cash and cash equivalents — beginning of period	904	423

Cash and cash equivalents — end of period	$13,759	$2,556

Supplemental cash flow information:
Cash paid for interest	$312	$500

Cash paid for taxes	$9,289	$547

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Unaudited Consolidated Statements of Cash Flows — Continued
Thirty-nine Weeks ended October 1, 2005 and October 2, 2004
Non-Cash investing transactions:
During the thirty-nine weeks ended October 1, 2005, UTSI exchanged trailers with a subsidiary of CenTra, Inc. (CenTra, Inc. and its subsidiaries and affiliates are referred to as “CenTra”), whereby the Company transferred 429 trailers with a book value of $915,000 to CenTra in exchange for 300 trailers. The trailers received by UTSI were recorded at CenTra’s net book value of $4,875,000. A deferred tax liability of $1,125,000 was recorded resulting from the difference in the book and tax bases of the trailers received less the deferred tax liability that existed on the trailers given. Additionally, UTSI recorded a deemed capital contribution of $1,835,000 in connection with this transaction (Note 2)
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

Effective August 8, 2004, UTSI completed the acquisition of all the issued and outstanding common shares of AFA Enterprises, Inc. (AFA). The accounts of AFA and its wholly-owned subsidiaries are included in the Company’s consolidated balance sheets as of October 1, 2005 and December 31, 2004 and the Company’s consolidated income statements for the thirteen and thirty-nine weeks ended October 1, 2005 and from the acquisition date to October 2, 2004.

Effective November 1, 2004, UTSI completed the acquisition of certain assets of Nunn Yoest Principals & Associates, Inc. (NYP). The accounts of NYP are included in the Company’s consolidated balance sheets as of October 1, 2005 and December 31, 2004 and the Company’s consolidated income statements for the thirteen and thirty-nine weeks ended October 1, 2005.

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

Certain reclassifications have been made to the December 31, 2004 balance sheet in order for it to conform to the October 1, 2005 presentation.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued
(2)	Transactions with CenTra and Affiliates

CenTra has historically provided management services to UTSI, including treasury, legal, human resources, and tax services. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. In connection with the spin-off on December 31, 2004, UTSI entered into a Transition Services Agreement with CenTra that ensures UTSI will continue to have access to these services. Pursuant to the Transition Services Agreement, UTSI has agreed to pay CenTra $305,000 per year. The Transition Services Agreement terminates on December 31, 2006, which will permit UTSI to engage in an orderly transition of the services to our own administrative staff. The level of administrative services can be cut back by UTSI without penalty at any time, but CenTra is not obligated to provide substantial additional services beyond the current level.

In addition to management services, UTSI reimburses CenTra for other services. Following is a schedule of services provided and amounts paid (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Management services	$76	$76	$229	$229
Building & terminal rents	57	174	178	221
Maintenance services	227	342	615	734
Trailer rents	17	27	48	50
Health insurance	257	180	802	614

Total	$634	$799	$1,872	$1,848

An affiliate of CenTra charged UTSI $2,579,000 and $1,858,000 for personal liability and property damage insurance for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively. Charges for the thirty-nine weeks ended October 1, 2005 and October 2, 2004 were $7,767,000 and $5,587,000, respectively.
Operating revenues for the thirteen weeks ended October 1, 2005 and October 2, 2004 includes $234,000 and $1,261,000, respectively, of freight services provided to CenTra. Operating revenues for the thirty-nine weeks ended October 1, 2005 and October 2, 2004 includes $748,000 and $3,075,000, respectively, of freight services provided to CenTra. Related accounts receivable due from CenTra and affiliates was $284,000 and $502,000 as of October 1, 2005 and December 31, 2004, respectively.
Purchased transportation for the thirteen and thirty-nine weeks ended October 1, 2005 includes $1,806,000 and $5,708,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Related accounts payable due to CenTra was $579,000 at October 1, 2005. CenTra did not provide transportation services to the Company during the thirteen or thirty-nine weeks ended October 2, 2004.
The Company provides computer services to CenTra. Charges for such services totaled $29,000 and $14,000 for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively, and are reflected as a reduction of selling, general & administrative expenses in the statements of income. Charges for the thirty-nine weeks ended October 1, 2005 and October 2, 2004 totaled $88,000 and $41,000, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued
(2)	Transactions with CenTra and Affiliates — continued

In February, March and October of 2004, the Company loaned CenTra an aggregate $5,750,000, bearing interest at approximately 3.5%. In October 2004, the Company and CenTra agreed to treat $4,000,000 of these loans and all unpaid interest as a dividend to CenTra. The remaining $1,750,000 plus accrued interest was due on demand and repaid in February 2005. Interest income from CenTra for the thirty-nine weeks ended October 1, 2005 and October 2, 2004 was $8,000 and $69,000, respectively.

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

Marketable securities, all of which are available for sale, consist of common stocks and municipal bonds. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued
(5)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under SFAS 142 “Goodwill and Other Intangible Assets”, UTSI is required to test goodwill for impairment annually or more frequently if an impairment indicator exists. During the thirteen weeks ended October 1, 2005, UTSI completed its goodwill impairment testing and determined that the fair value of each reporting unit exceeded the carrying value of the net assets of each reporting unit. Accordingly, no impairment loss was recognized.

(6)	Debt

In March 2002, the Company established a line of credit with First Tennessee Bank, secured by the accounts receivable of Universal Am-Can, Ltd. (UACL) and Mason & Dixon Lines, Inc (MADL). The line of credit agreement provided for maximum borrowings of $20,000,000 and contained certain restrictive covenants to be maintained by UACL and MADL, including limitations on the payment of dividends. Borrowings on the line of credit were at an interest rate of LIBOR as of the first day of the calendar month plus 1.65%. On June 29, 2004, the Company’s line of credit agreement was amended, increasing its maximum borrowings to $40,000,000 and changing the interest rate to LIBOR as of the first day of the calendar month plus 1.80%. The amended line of credit agreement was secured by all of the Company’s accounts receivable, except AFA and CrossRoad Carriers, Inc., and contained various restrictive covenants. In August 2005, the Company’s line of credit was further amended, reducing its maximum borrowings to $20,000,000, decreasing the interest rate to LIBOR as of the first day of the calendar month plus 1.65% and extending its expiration date to August 31, 2006. The amended line of credit agreement is secured by the accounts receivable of UACL and MADL and contains various financial and restrictive covenants to be maintained by the Company, UACL and MADL. Amounts outstanding at October 1, 2005 and December 31, 2004 were $0 and $30,094,000, respectively.

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

Equipment purchased by UACL from CenTra in 2002 was financed by three promissory notes with Key Equipment Finance in the amount $4,998,000 and were secured by the equipment. The notes contained certain restrictive covenants which the Company was required to maintain. The notes carried an interest rate of LIBOR as determined as of the 28th day of the month plus 1.53%. The notes were payable in monthly fixed principal payments of $147,000 plus interest, through January 2005.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued
(6)	Debt — continued

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

AFA had twelve loans and capital lease obligations outstanding with various financial institutions, with outstanding balances totaling $1,640,000 as of December 31, 2004. These loans were paid in full at various times during the twenty-six weeks ended July 2, 2005.

(7)	Initial Public Offering

On February 10, 2005, UTSI completed an initial public offering of 5,300,000 shares common stock at $20.00 per share. After underwriting discounts and the payment of offering costs, UTSI received net proceeds of $96,101,000. The proceeds from the offering were used to pay the $50,000,000 dividend declared to CenTra and to repay all amounts outstanding under UTSI’s secured lines of credit.

On March 11, 2005, the underwriters exercised their over-allotment option to purchase an additional 795,000 shares of common stock. The aggregate offering price of the shares of common stock issued and sold in connection with the over-allotment option was $15,900,000. UTSI paid an additional $1,113,000 in underwriting discounts and commissions, resulting in additional proceeds of $14,787,000.

(8)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

At October 1, 2005, 260,000 options were outstanding to purchase shares of common stock, which have been excluded from the calculations of diluted earnings per share because such options were anti-dilutive.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued
(9)	Stock Based Compensation

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

			Thirty-nine weeks
	Thirteen weeks ended		ended
	October	October	October	October
	1, 2005	2, 2004	1, 2005	2, 2004

Net income, as reported	$4,645	$2,845	$12,513	$7,635

Less: Total stock based compensation determined using the fair value method, net of income tax	—	—	1,753	—

Pro forma net income	$4,645	$2,845	$10,760	$7,635

Earnings per common share — basic
As reported	$0.29	$0.28	$0.83	$0.76
Pro forma	$0.29	$0.28	$0.71	$0.76

Earnings per common share — diluted
As reported	$0.29	$0.28	$0.83	$0.76
Pro forma	$0.29	$0.28	$0.71	$0.76
The estimated grant date fair value of the stock options granted during the thirty-nine weeks ended October 1, 2005 was $10.88 per share and was determined using the Black-Scholes option-pricing model. The assumptions used in estimating the grant date fair value are as follows:

Underlying share price	$22.50
Exercise price of the option	$22.50
Expected dividend rate	0.0%
Expected volatility	39.57%
Expected term of the option (in years)	7
Risk-free interest rate	4.02%

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued
(10)	Acquisition

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

(11)	Comprehensive Income

Comprehensive income includes the following for the thirteen and thirty-nine weeks ended October 1, 2005. UTSI did not have any transactions resulting in comprehensive income in 2004 (in thousands).

	Thirteen	Thirty-nine
	Weeks	Weeks
	Ended	Ended
	October 1,	October 1,
	2005	2005
Net income	$4,645	$12,513
Unrealized holding gains on available for sale investments, net of income tax	(17)	29

Comprehensive income	$4,628	$12,542

(12)	Contingencies

There are pending actions arising during the ordinary conduct of business. In the opinion of the Company, the liability, if any, arising from these actions will not have a material effect on the Company’s financial position, results of operations or cash flows.

(13)	Recent Accounting Pronouncements

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

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements — Continued
(13)	Recent Accounting Pronouncements — continued

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial position, results of operations or cash flows.

(14)	Subsequent Events

Acquisition of Mark Largent, Inc.

On October 14, 2005, UTSI acquired certain assets of Marc Largent, Inc. (Largent). Largent is a regional provider of intermodal services primarily in the Western United States. The aggregate purchase price was $1,000,000 in cash. Under the purchase agreement, the Company is required to pay additional cash consideration to the former owner of Largent based on a percentage of all revenues generated during the period from October 14, 2005 to October 13, 2008. Any additional consideration paid to the former owner of Largent will be treated as an additional cost of acquiring Largent.

Acquisition of Property

On August 24, 2005, UTSI acquired a thirty-nine acre property located in Cleveland, Ohio for $1,700,000 in cash. The Company intends to develop this property into an intermodal container facility.

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
Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and thirty-nine weeks ended October 1, 2005, approximately 88.1% and 87.2%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $1.3 million and $5.8 million, respectively.
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
Results of Operations
The following table sets forth items derived from our consolidated statements of income for the thirteen and thirty-nine weeks ended October 1, 2005 and October 2, 2004, presented as a percentage of operating revenues:

			Thirty-nine Weeks
	Thirteen Weeks Ended		Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	76.8	74.8	76.3	74.4
Commissions expense	6.4	7.5	6.4	7.8
Other operating expenses	1.2	1.5	1.3	1.4
Selling, general and administrative	6.5	7.3	7.3	7.5
Insurance and claims	2.7	2.8	2.7	2.7
Depreciation and amortization	0.8	1.1	0.8	1.1

Total operating expenses	94.5	95.1	94.8	94.9

Operating income	5.5	4.9	5.2	5.1
Interest income (expense), net	0.1	(0.2)	0.1	(0.2)

Income before provision for income taxes	5.6	4.7	5.3	4.9
Provision for income taxes	2.2	1.8	2.0	1.8

Net income	3.4%	2.9%	3.3%	3.1%

Thirty-nine Weeks Ended October 1, 2005 Compared to Thirty-nine Weeks ended October 2, 2004
Operating revenues. Operating revenues for the thirty-nine weeks ended October 1, 2005 increased by $136.2 million, or 54.9%, to $384.1 million from $247.9 million for the thirty-nine weeks ended October 2, 2004. Approximately $51.8 million of the increase in operating revenues is attributable to AFA’s operations. AFA’s 2005 operating revenues consisted of $48.8 million from its truckload operations and $15.7 million from its brokerage operations. AFA’s operating revenues from the date of acquisition through October 1, 2004 were $12.7 million. Approximately $32.3 million of the increase in operating revenues is attributable to CrossRoad Carriers’ brokerage operations. The remaining revenue increase of $52.1 million was a result of improved economic conditions, which contributed to increased freight demand and higher rates. For the thirty-nine weeks ended October 1, 2005, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $1.99 from $1.79 for the thirty-nine weeks ended October 2, 2004. Excluding the effects of AFA and CrossRoad Carriers, revenue from our truckload operations increased by $22.6 million, or 13.71%, to $187.5 million for thirty-nine weeks ended October 1, 2005 from $164.9 million for the thirty-nine weeks ended October 2, 2004. Excluding the effects of AFA and CrossRoad Carriers, revenue from our brokerage operations increased by $18.9 million, or 42.5%, to $63.4 million for the thirty-nine weeks ended October 1, 2005 compared to $44.5 million for the thirty-nine weeks ended October 2, 2004. Revenue from our intermodal support services increased by $9.6 million, or 36.9%, to $35.5 million for the thirty-nine weeks ended October 1, 2005 from $25.9 million for the thirty-nine weeks ended October 2, 2004.

Purchased transportation. Purchased transportation expense for the thirty-nine weeks ended October 1, 2005 increased by $108.5 million, or 58.8%, to $292.9 million from $184.4 million for the thirty-nine weeks ended October 2, 2004. As a percentage of operating revenues, purchased transportation expense increased to 76.3% for the thirty-nine weeks ended October 1, 2005 from 74.4% for the thirty-nine weeks ended October 2, 2004. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The increase in purchased transportation as a percent of operating revenues is due to a $15.7 million increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirty-nine weeks ended October 1, 2005 were $22.5 million compared to $6.8 million for the thirty-nine weeks ended October 2, 2004. Additionally, AFA’s and CrossRoad Carriers’ purchased transportation as a percent of operating revenues is higher than our historical averages.
Commissions expense. Commissions expense for the thirty-nine weeks ended October 1, 2005 increased by $5.3 million, or 27.2%, to $24.7 million from $19.4 million for the thirty-nine weeks ended October 2, 2004. As a percentage of operating revenues, commissions expense decreased to 6.4% for the thirty-nine weeks ended October 1, 2005 compared to 7.8% for thirty-nine weeks ended October 2, 2004. The absolute increase was primarily due to the growth in our operating revenues. The decrease in commissions expense as a percentage of revenue primarily results from CrossRoad Carriers having no commission expense associated with its revenue since they do not utilize agents. Additionally, AFA controls a substantial portion of its business, on which it does not pay any commissions. AFA commissions as a percent of its operating revenues are 4.1%.
Other operating expense. Other operating expense for the thirty-nine weeks ended October 1, 2005 increased by $1.5 million, or 41.8%, to $5.1 million from $3.6 million for the thirty-nine weeks ended October 2, 2004. As a percentage of operating revenues, other operating expense decreased slightly for the thirty-nine weeks ended October 1, 2005 to 1.3% from 1.4% for the thirty-nine weeks ended October 2, 2004. The absolute increase was primarily due to the inclusion of AFA’s and CrossRoad Carriers’ other operating expenses totaling $1.1 million, and a $442,000 increase in permit costs resulting primarily from increased flatbed revenue.
Selling, general and administrative. Selling, general and administrative expense for the thirty-nine weeks ended October 1, 2005 increased by $9.3 million, or 49.8%, to $28.0 million from $18.7 million for the thirty-nine weeks ended October 2, 2004. As a percentage of operating revenues, selling, general and administrative expense decreased to 7.3% for the thirty-nine weeks ended October 1, 2005 from 7.5% for the thirty-nine weeks ended October 2, 2004. The absolute increase in selling, general and administrative expense was primarily a result of the inclusion of AFA’s and CrossRoad Carriers’ selling, general and administrative expenses totaling $6.3 million, a $2.1 million increase in salaries and wages, and related payroll taxes and fringe benefits, a $470,000 increase in professional fees and a $275,000 legal settlement. The increase in professional fees is primarily attributable to costs incurred in connection with being a publicly held company and an increase in tax services provided by third parties resulting from CenTra no longer providing tax services to the Company in 2005.
Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended October 1, 2005 increased by $3.6 million, or 55.2%, to $10.2 million from $6.6 million for the thirty-nine weeks ended October 2, 2004. As a percentage of operating revenues, insurance and claims remained constant at 2.7%. The absolute increase was primarily due to 1) the inclusion of AFA’s and CrossRoad Carriers’ insurance and claims expense totaling $1.3 million, 2) a $1.3 million increase in auto liability reserves, and 3) a $1.2 million increase in auto liability insurance premiums. The increase in auto liability reserves was based on the frequency and severity of claims incurred in the thirty-nine weeks ended October 1, 2005. We self-insure for amounts between $1.0 million and $10.0 million and for all amounts over $20.0 million, related to auto liability claims. The increase in auto liability insurance premiums is a result of the increase in the size of our owner-operator fleet, an increase in insurance rates and excess auto liability coverage obtained in December 2004. Prior to December 2004, we maintained auto liability coverage for claims up to $1.0 million. In December 2004, the Company purchased excess auto liability insurance for claims exceeding $10.0 million.

Depreciation and amortization. Depreciation and amortization for the thirty-nine weeks ended October 1, 2005 increased by $453,000, or 16.7%, to $3.2 million from $2.7 million for the thirty-nine weeks ended October 2, 2004. As a percent of operating revenues, depreciation and amortization decreased to 0.8% for the thirty-nine weeks ended October 1, 2005 compared to 1.1% for the thirty-nine weeks ended October 2, 2004. The absolute increase was primarily due to the inclusion of AFA’s and CrossRoad Carriers’ depreciation and amortization totaling $655,000, offset by the effect of the change in the estimated salvage value of our trailers on January 1, 2005. Previously we estimated that our trailers had no salvage value at the end of their useful life of seven years. However, based on our evaluation of current market conditions, we estimate that our trailers will have a salvage value equal to 20% of their original cost. As a result, the estimated salvage value of all trailers owned as of January 1, 2005 has been revised to equal 20% of their original cost. Any trailers acquired after January 1, 2005, will have an estimated salvage value of 20% of their original cost. We expect net income for the year ended December 31, 2005, net of income taxes, to be $262,000 higher than it would have been had we not revised our estimated salvage values.
Interest expense (income), net Net interest income for the thirty-nine weeks ended October 1, 2005 was $183,000 compared to net interest expense of $399,000 for the thirteen weeks ended October 2, 2004. The decrease in net interest expense of $582,000 or 145.9% resulted from the repayment of $38.0 million under our secured lines of credit and secured equipment loans in 2005 using the proceeds from our initial public offering. Additionally, in 2005, interest income has been generated on the remaining proceeds from our offering.
Provision for income taxes. Provision for income taxes for the thirty-nine weeks ended October 1, 2005 increased by $3.2 million, or 71.1%, to $7.8 million from $4.5 million for the thirty-nine weeks ended October 2, 2004. For the thirty-nine weeks ended October 1, 2005 and October 2, 2004, we had an effective income tax rate of 38.3% and 37.3%, respectively, based upon our income before provision for income taxes. In 2004, as a wholly-owned subsidiary of CenTra, our taxes were included in CenTra’s consolidated return. However, each of our operating subsidiaries calculated its provision for income taxes as if it was preparing a separate federal income tax return on a non-consolidated, standalone basis and the amount of taxes owed (as reflected on these returns) was remitted to CenTra.
Thirteen Weeks Ended October 1, 2005 Compared to Thirteen Weeks ended October 2, 2004
Operating revenues. Operating revenues for the thirteen weeks ended October 1, 2005 increased by $38.7 million, or 39.9%, to $135.6 million from $97.0 million for the thirteen weeks ended October 2, 2004. Approximately $8.7 million of the increase in operating revenues is attributable to AFA’s operations. AFA’s operating revenues for the thirteen weeks ended October 1, 2005 consisted of $16.6 million from its truckload operations and $4.8 million from its brokerage operations. AFA’s operating revenues from the date of acquisition through October 2, 2004 were $12.7 million. Approximately $11.4 million of the increase in operating revenues is attributable to CrossRoad Carriers’ brokerage operations. The remaining revenue increase of $18.6 million was a result of improved economic conditions, which contributed to increased freight demand and higher rates. For the thirteen weeks ended October 1, 2005, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.08 from $1.87 for the thirteen weeks ended October 2, 2004. Excluding the effects of AFA and CrossRoad Carriers, revenue from our truckload operations increased by $8.7 million, or 14.8%, to $67.3 million for thirteen weeks ended October 1, 2005 from $58.6 million for the thirteen weeks ended October 2, 2004. Excluding the effects of AFA and CrossRoad Carriers, revenue from our brokerage operations increased by $6.1 million, or 37.0%, to $22.6 million for the thirteen weeks ended October 1, 2005 compared to $16.5 million for the thirteen weeks ended October 2, 2004. Revenue from our intermodal support services increased by $3.8 million, or 41.6%, to $13.0 million for the thirteen weeks ended October 1, 2005 from $9.2 million for the thirteen weeks ended October 2, 2004.
Purchased transportation. Purchased transportation expense for the thirteen weeks ended October 1, 2005 increased by $31.7 million, or 43.7%, to $104.2 million from $72.5 million for the thirteen weeks ended October 2, 2004. As a percentage of operating revenues, purchased transportation expense increased to 76.8% for the thirteen weeks ended October 1, 2005 from 74.8% for the thirteen weeks ended October 2, 2004. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to a $6.1 million increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirteen weeks ended October 1, 2005 were $9.4 million compared to $3.3 million for the thirteen weeks ended October 2, 2004. Additionally, AFA’s and CrossRoad Carriers’ purchased transportation as a percent of operating revenues are higher than our historical averages.
Commissions expense. Commissions expense for the thirteen weeks ended October 1, 2005 increased by $1.5 million, or 20.4%, to $8.7 million from $7.3 million for the thirteen weeks ended October 2, 2004. As a percentage of operating revenues, commissions expense decreased to 6.4% for the thirteen weeks ended October 1, 2005 compared to 7.5% for thirteen weeks ended October 2, 2004. The absolute increase was primarily due to the growth in our operating revenues. The decrease in commissions expense as a percentage of revenue primarily results from CrossRoad Carriers having no commission expense associated with its revenue, since they do not utilize agents. Additionally, AFA controls a substantial portion of its business, on which it does not pay any commissions. AFA commissions as a percent of its operating revenues is 4.1%.
Other operating expense. Other operating expense for the thirteen weeks ended October 1, 2005 increased by $176,000, or 11.8%, to $1.7 million from $1.5 million for the thirteen weeks ended October 2, 2004. As a percentage of operating revenues, other operating expense decreased to 1.2% for the thirteen weeks ended October 1, 2005 compared to 1.5% for the thirteen weeks ended October 2, 2004. The absolute increase was primarily due to inclusion of AFA’s and CrossRoad Carriers’ other operating expenses.
Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended October 1, 2005 increased by $1.7 million, or 23.7%, to $8.8 million from $7.1 million for the thirteen weeks ended October 2, 2004. As a percentage of operating revenues, selling, general and administrative expense decreased to 6.5% for the thirteen weeks ended October 1, 2005 from 7.3% for the thirteen weeks ended October 2, 2004. The absolute increase in selling, general and administrative expense was primarily a result of the inclusion of AFA’s and CrossRoad Carriers’ selling, general and administrative expenses totaling $1.3 million and a $724,000 increase in salaries and wages and related payroll taxes and fringe benefits, offset by a $391,000 decrease in bad debt expense. The decrease in bad debt expense is primarily a result of increased collection efforts throughout the thirty-nine weeks ended October 1, 2005. The decrease in selling, general and administrative expenses as a percent of revenue is a result of increased revenues and our ability to hold the increase in selling, general & administrative expenses below the operating revenue growth rate primarily because rate increases were a substantial source of revenue growth and rate increases do not typically result in increased overhead expenses.
Insurance and claims. Insurance and claims expense for the thirteen weeks ended October 1, 2005 increased by $1.0 million, or 37.3%, to $3.7 million from $2.7 million for the thirteen weeks ended October 2, 2004. As a percentage of operating revenues, insurance and claims decreased slightly to 2.7% for the thirteen weeks ended October 1, 2005 from 2.8% for the thirteen weeks ended October 2, 2004. The absolute increase was primarily due to a $700,000 increase in our auto liability reserve, a $358,000 increase in insurance rates primarily resulting from the growth in our owner-operator provided fleet of tractors which are covered under our auto liability insurance policies and the inclusion of AFA’s and CrossRoad Carriers’ insurance and claims expense totaling $154,000. The increase in auto liability reserves was based on the frequency and severity of claims incurred in the thirteen weeks ended October 1, 2005. These increases were offset by a $251,000 decrease in cargo claims during the thirteen weeks ended October 1, 2005.
Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended October 1, 2005 decreased by $3,000, or 0.3%, to $1.1 million from $1.1 million for the thirteen weeks ended October 2, 2004. As a percent of operating revenues, depreciation and amortization decreased to 0.8% for the thirteen weeks ended October 1, 2005 compared to 1.1% for the thirteen weeks ended October 2, 2004.

Interest expense (income), net. Net interest income for the thirteen weeks ended October 1, 2005 was $198,000 compared to net interest expense of $189,000 for the thirteen weeks ended October 2, 2004. The decrease in net interest expense of $387,000 or 204.8% resulted from the repayment of $38.0 million under our secured lines of credit and secured equipment loans in 2005 using the proceeds from our initial public offering. Additionally, in 2005, interest income has been generated on the remaining proceeds from our offering.
Provision for income taxes. Provision for income taxes for the thirteen weeks ended October 1, 2005 increased by $1.2 million, or 68.6%, to $3.0 million from $1.8 million for the thirteen weeks ended October 2, 2004. For the thirteen weeks ended October 1, 2005 and October 2, 2004, we had an effective income tax rate of 38.9% and 38.1%, respectively, based upon our income before provision for income taxes. In 2004, as a wholly-owned subsidiary of CenTra, our taxes were included in CenTra’s consolidated return. However, each of our operating subsidiaries calculated its provision for income taxes as if it was preparing a separate federal income tax return on a non-consolidated, standalone basis and the amount of taxes owed (as reflected on these returns) was remitted to CenTra.
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
Through October 1, 2005, we have made capital expenditures totaling $5.8 million. These expenditures can be segregated into equipment purchases totaling $2.9 million and property acquisitions totaling $2.9 million. Equipment purchases consist primarily of trailers, computer equipment and other miscellaneous equipment. Property acquisitions consist of $2.2 million for a building in Warren, Michigan that will serve as our new corporate headquarters and $625,000 for a terminal yard in Dearborn, Michigan. In the last quarter of 2005, we expect to incur additional capital expenditures, exclusive of acquisitions, of approximately $4.9 million to $6.8 million, including approximately $2.6 million to $3.7 million for the acquisition of and improvements to two new container facilities, $250,000 to $750,000 for renovations and improvements to the Warren, Michigan building and $2.1 million to $2.4 million for tractors, trailers and other equipment.
In 2006, exclusive of acquisitions, we expect to incur capital expenditures of $8.2 million to $11.9 million relating to property acquisitions, for renovations and improvements to the Warren, Michigan building and additional terminal yards or container facilities. Additionally, we expect to incur capital expenditures of $4.6 million to $6.3 million for tractors, trailers and other equipment. We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. On a longer-term basis, based on the availability under our line of credit and other financing sources and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.
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

Secured Lines of Credit
Under our secured line of credit with First Tennessee Bank, as amended on August 31, 2005, our maximum borrowings are $20.0 million. The secured line of credit is collateralized by the accounts receivable of Universal Am-Can, Ltd. (UACL) and Mason & Dixon Lines, Inc. (MADL) and bears interest at a rate equal to LIBOR plus 1.65%. The agreement governing our secured line of credit contains various financial and restrictive covenants to be maintained by us, UACL and MADL, including requiring us to maintain a tangible net worth of at least $20.0 million and a ratio of total liabilities to tangible net worth ratio not to exceed 2 to 1. Additionally, UACL and MADL are required to maintain tangible net worth of $3.5 million and $12.5 million, respectively. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities and tangible net worth is defined as net worth, plus subordinated debt, less the value assigned to intangibles in accordance with generally accepted accounting principles. In addition, the agreement may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of October 1, 2005, there are no amounts outstanding under our line of credit.
Great American Lines maintained a secured line of credit with PNC Bank National Association allowing it to borrow up to a maximum of $6.0 million. In February 2005, we repaid the outstanding balance under this secured line of credit, using a portion of the net proceeds of our initial public offering. This secured line of credit expired in June 2005 and was not renewed or replaced.
Secured Equipment Loans and Capital Lease Obligations
All secured equipment loans and capital lease obligations outstanding at December 31, 2004 were repaid at various times during the thirty-nine weeks ended October 1, 2005 using a portion of the proceeds from our initial public offering.
Discussion of Cash Flows
Historically, we have funded our operations through cash flow from operations and short term-borrowings under our secured line of credit with First Tennessee Bank.
The $12.0 million of net cash provided by operating activities for the thirty-nine weeks ended October 1, 2005 was generated primarily from $12.5 million in net income and the add back of non-cash items such as depreciation and amortization, bad debt expense and deferred income taxes totaling $3.7 million. Net cash provided by operating activities also reflects a decrease due to changes in net working capital of $4.2 million. The net working capital decrease resulted primarily from an increase in accounts receivable of $11.7 million, offset by a $1.2 million decrease in prepaid expenses and other assets and a $6.4 million increase in accounts payable, accrued liabilities and income taxes payable.
Net cash used in investing activities for the thirty-nine weeks ended October 1, 2005 was $22.1 million, consisting primarily of capital expenditures of $5.8 million, $100,000 paid in connection with the acquisition of Xxtreme Trucking LLC (Xxtreme) in January 2005, the purchase of marketable securities totaling $17.4 million and contingent payments to the former owners of CrossRoad Carriers and Xxtreme of $602,000, offset by proceeds from the repayment of a $1.8 million loan to CenTra and proceeds received from the sale of equipment totaling $98,000.
Net cash provided by financing activities for the thirty-nine weeks ended October 1, 2005 was $22.9 million, resulting primarily from the net proceeds received from the initial public offering of common stock of $110.9 million, offset by the payment to CenTra of the $50.0 million cash dividend declared in December 2004, the repayment of $31.6 million borrowed under our secured lines of credit and the repayment of $6.4 million of long-term debt.

Off Balance Sheet Arrangements
In connection with the acquisition of NYP on November 1, 2004, we agreed to pay the former owners an amount equal to 1.5% of operating revenues generated by CrossRoad Carriers subject to certain limitations, through November 2007.
In connection with this acquisition of Xxtreme on January 1, 2005, we agreed to pay the former owner an amount equal to 2.5% of operating revenues generated from these assets, up to an aggregate of $650,000, through December 2007.
On October 14, 2005, we acquired certain assets of Marc Largent, Inc. (Largent). In connection with the acquisition we agreed to pay former owner an amount equal to 1.0% of operating revenues generated from these assets, subject to certain limitations, through October 13, 2008.
Critical Accounting Policies
A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2004. There have been no changes in the accounting policies followed by us during the thirty-nine weeks ended October 1, 2005.
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
Included in cash and cash equivalents are $10.1 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.
Included in marketable securities are $16.1 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. Accordingly, any future interest rate risk on these short-term investments would not be material.
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
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2005, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.
Internal Controls
There have been no changes in our internal controls over financial reporting during the thirteen weeks ended October 1, 2005 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
None
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the thirteen weeks ended October 1, 2005.
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

Date: November 14, 2005
	By:	/S/ Robert E. Sigler

Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: November 14, 2005
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
10.13	Security Agreement, dated as of June 29, 2004, by and between Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))
10.14	Tax Separation Agreement, dated as of December 31, 2004, between CenTra, Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))
10.15	Transitional Services Agreement, dated as of December 31, 2004, between the Registrant and CenTra, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))
10.16	Fourth Amendment to Loan Agreement, dated as of December 27, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))
10.17	Debt Subordination Agreement, dated as of December 27, 2004, by and among CenTra, Inc., Universal Truckload Services, Inc., and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))
10.18+	Universal Truckload Services, Inc. Incentive Compensation Plan C, Calendar Years 2004 – 2006 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2005 (Commission File No. 000-51142))
10.19+	Amendment No. 1, dated September 28, 2005, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed on September 30, 2004 (Commission File No. 000-51142))
10.20*	Fifth Amendment to Loan Agreement, dated as of August 31, 2005, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Lines, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association
10.21*	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association
10.22*	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National
31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith

+	Indicates a management contract, compensatory plan or arrangement.