Form 10-K
period 2005-12-31
Universal Truckload Services, Inc.
filed 2006-03-20
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, no par value

(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of July 1, 2005, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 1, 2005, as reported by The Nasdaq Stock Market, was approximately $102.4 million (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of common stock, no par value, issued and outstanding as of March 17, 2006, was 16,117,500.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2006 Annual Meeting of Shareholders	Part III, Items 10 - 14

UNIVERSAL TRUCKLOAD SERVICES, INC.

2005 ANNUAL REPORT ON FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements and assumptions in this Form 10-K are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in this Form 10-K, as well as any other cautionary language contained in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

We primarily operate through a contractor network of agents and owner-operators who provide us with approximately 3,000 tractors and approximately 2,000 trailers. At December 31, 2005, the Company had approximately 650 agents. Customer relationships are primarily managed by our agents who solicit freight business directly from shippers and also provide dispatch and other services to our owner-operators. Our owner-operators own, operate and maintain substantially all of the tractors and over 50% of the trailers used in our business. Some of our owner-operators also act as fleet contractors and provide us with multiple tractors and drivers. In return for their services, we pay our agents and owner-operators fixed commissions based on a percentage of the revenue they generate for us. This network of agents and owner-operators allows us to minimize our investment in tractors and trailers, manage our sales effort in a manner we believe is more efficient than employing a large sales staff, and maximize the variable portion of our cost structure. In addition, through our brokerage operations, we are able to expand our capacity by arranging for other carriers to transport shipments when we generate more freight shipments than our owner-operators can service.

We believe our commission schedule, prompt payment practices, industry reputation, financial stability, back office support and national freight network helps us to attract agents and owner-operators. In addition, we acquired the operations of ten transportation companies between October 2000 and February 2006. We are continually evaluating new acquisition opportunities.

We were incorporated in Michigan on December 11, 2001. Our principal executive offices are located at 11355 Stephens Road, Warren, Michigan 48089. Our website address is www.goutsi.com. The information contained on, or accessible through, our website is not a part of this Form 10-K.

Our predecessor began operations in 1981 when Universal Am-Can Ltd. was formed as an owner-operator and agent based truckload carrier hauling general commodities over irregular routes in North America. Prior to December 31, 2001, we conducted our operations through several independent operating subsidiaries, all of which were owned by CenTra, Inc., a Delaware corporation (or CenTra), which is a private company owned by Matthew T. Moroun and a trust controlled by Manuel J. Moroun. On December 31, 2001, CenTra completed a corporate reorganization pursuant to which all of our operating subsidiaries became wholly owned subsidiaries of Universal Truckload Services, Inc., a newly formed Michigan corporation and wholly owned subsidiary of CenTra. On December 31, 2004, CenTra distributed all of our shares held by it to its shareholders, Matthew T. Moroun and a trust controlled by Manuel J. Moroun. On February 10, 2005 and March 11, 2005, we issued and sold an aggregate of 6,095,000 shares of common stock in an initial public offering.

Industry

According to the American Trucking Association, or ATA, the trucking industry was estimated at approximately $671.2 billion in revenue in 2004 and accounted for approximately 87.7% of domestic spending on freight transportation. The trucking industry is highly competitive on the basis of service and price and is necessary in many industries operating in the United States. Customers generally choose truck transportation over other surface transportation modes due to the industry’s higher levels of reliability, shipment integrity and speed.

The trucking industry includes both private fleets and “for-hire” carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods and, according to the ATA, accounted for approximately $293.9 billion of revenue in 2004. For-hire carriers include both truckload and less-than truckload operations. We primarily operate in the highly fragmented for-hire truckload segment of this market, which according to the ATA generated revenues of approximately $312.0 billion in 2004. Truckload carriers dedicate an entire trailer to one customer from origin to destination and can be further classified by the trailing equipment they use to haul a customer’s freight, such as dry van, temperature-controlled, tank or flatbed.

Our primary source of revenue results from hauling flatbed and dry van freight, which during the year ended December 31, 2005 accounted for $436.6 million, or 82.2% of our revenues. We believe the private fleet market offers significant opportunities for expansion by for-hire carriers, such as ourselves, because shippers increasingly are focused on operating within and conserving capital for, their core competencies, which often do not include freight transportation. In our intermodal support services, which during the year ended December 31, 2005 accounted for $94.7 million or 17.8% of our revenues, we believe that third party logistics companies, railroads and ocean carriers are increasingly seeking efficiencies gained by using companies with greater service offerings, capacity and geographic coverage than the smaller private operators upon which they have historically relied.

Recent economic trends have led to a consolidation of the truckload industry. We believe that the truckload market will continue to experience further consolidation due to a number of economic factors that have forced many smaller carriers to exit the business, merge, or file for bankruptcy. These factors include rising insurance costs, scarcity of capital, volatility of fuel prices, increased prices for new Environmentally freindly, purchasing advantages available to larger carriers and customer demand for total service solutions that can only be provided by large carriers. As a result, we believe that larger, better-capitalized companies, like us, will have greater opportunities to gain market share and increase profit margins.

Non-Asset Based Strategy

We employ a primarily non-asset based business model. Substantially all of our tractors and over 50% of our trailers are provided by our owner-operators. In addition, our use of agents reduces our need for sizable non-driver facilities. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our intermodal depot facilities, our headquarters facility and our management information systems. We believe that our business model offers the following advantages compared with primarily asset-based trucking companies that own significant tractor fleets and use an employee sales force:

•	Variable cost structure. We pay our agents and owner-operators a percentage of the revenue they generate, which gives us flexibility to quickly adjust to increases or decreases in customer demand. Additionally, having a high proportion of variable costs reduces our risks of making fixed payments on under-utilized equipment and personnel and minimizes our exposure to fluctuating equipment values. In 2005, approximately 87.6% of our total expenses were variable in nature.

•	Reduced capital expenditures. Limiting our investment in tractors and trailers reduces our capital needs and allows us to grow organically using relatively small amounts of cash. This allows us to conserve our financial resources to fund our expansion strategy, including acquisitions. Our operating revenues have grown from $213.3 million in 2001 to $531.3 million in 2005, while we have spent an aggregate of $31.8 million on capital expenditures over the same period of time, excluding property and equipment acquired in connection with the acquisition of business.

•	Higher financial returns. Given similar operating performance, we believe that our low fixed costs and capital expenditure requirements will produce higher returns on our assets than many of our asset-based competitors. We manage our business with a view toward enhancing these returns. In 2005, we achieved a 13.0% return on average assets.

•	Entrepreneurial spirit. Our agents and owner-operators are business owners who are compensated based on the revenue they produce. We believe this model gives our agents a strong incentive to seek new revenue opportunities. In addition, we believe that our owner-operators have a greater incentive to operate their equipment more reliably, efficiently and safely than would be the case with employee drivers using employer-provided equipment.

Although we believe our non-asset based business model is advantageous, there are certain disadvantages. Our use of owner-operators limits the pool of potential drivers and could constrain our growth. In addition, our variable cost structure does not allow us to take advantage of freight cycles as well as a fixed cost structure would. Thus, in times of very high economic activity and increasing freight rates, our profitability may not expand as much as that of an asset-based carrier. We share control over customer relationships with our agents and may be constrained in our ability to seek large national contracts. Overall, however, we believe our long experience with this business model and our growth, profitability, and financial returns demonstrate that we have adequately managed these risks.

Growth Strategy

We believe that our flexible business model offers us substantial opportunities to grow. By continuing to implement our strategy, we believe that we can continue to increase our revenues and profitability, while generating a higher return on assets than many of our asset-based competitors. The key elements of our strategy are as follows:

•	Grow our brokerage operations. Our brokerage services have grown substantially, expanding to $147.1 million in operating revenues in 2005 from $25.7 million in 2001, a compound annual growth rate of 54.7%. In 2005, brokerage services accounted for 27.7% of our operating revenues, and we expect it to continue to grow as a percentage of our overall business. We encourage our agents to generate shipping contracts above the levels that can be accommodated by our owner-operators and provide the training and management information systems that enable our agents to broker these contracts to third party carriers. We intend to continue to grow this business because it requires little capital and gives our agents an opportunity to expand their revenues.

•	Make strategic acquisitions. Acquisitions have been an important part of our growth and we continually evaluate strategic acquisition opportunities. Our acquisition plan is to focus on targets that are primarily non-asset based, but we also will consider companies that derive a portion of their business from asset-based operations. Since our predecessor was founded in 1981, we have successfully integrated thirteen acquisitions, ten of which we have consummated between October 2000 and February 2006. Our operational integration strategy is to centralize administrative functions of acquired businesses at our headquarters, while maintaining the localized operations of the acquired businesses and maintaining the target’s network of agents and owner-operators. We believe that allowing most of our acquired businesses to continue to operate under their pre-acquisition names, in their original regions and with the same agents and owner-operators enables us to maintain the loyalty of the agents and owner-operators and continue pre-existing customer relationships.

•	Expand our network of agents and owner-operators. Increasing the number of agents and owner-operators has been a principal driver of our historical growth. We intend to continue to recruit qualified agents and owner-operators in order to penetrate new markets and expand our operations in existing markets. Our agents typically focus on a small number of shippers in a particular market and are attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities. With their detailed knowledge of local trucking markets, our agents also serve as an excellent platform for recruiting additional owner-operators. In addition, we believe that the current environment of increasing costs and industry consolidation has created substantial uncertainty for agents, owner-operators and shippers. This uncertainty has led to a desire within these constituencies to associate themselves with a stable company that has an established market presence, and we have successfully converted small independent trucking companies into agents and owner-operators.

•	Expand our intermodal support services. Our intermodal support services have grown from $28.9 million in operating revenues in 2001 to $52.0 million in 2005. We intend to continue the growth of this business by expanding our service offerings, acquiring or renting additional intermodal facilities and also expanding our network of intermodal agents. We will evaluate future intermodal facility sites based on regional and international shipping volumes and market saturation. We currently operate seven full service container yards located in the mid-western and western United States. These facilities provide container and chassis inventory systems, full service repair facilities, and overhead lift capabilities. U.S. Customs has approved our Dearborn, Michigan facility as a container freight station. With the assistance of our container and chassis management services, we are able to offer steamship companies a neutral facility to store, repair, and track their equipment for future use. At our container freight station in Michigan, we can transfer bonded freight between overseas containers and other equipment for delivery to its final destination. We believe that providing container and chassis management as well as bonded customs services will allow us the opportunity to provide additional services for these customers.

Our Operations

We conduct our operations through our seven direct or indirect wholly owned operating subsidiaries under the brand names Universal Am-Can, Mason & Dixon Lines, Economy Transport, Louisiana Transportation, Mason Dixon Intermodal, Great American Lines and CrossRoad Carriers. The diagram below shows the brands through which we conduct our business and the principal services provided by each entity.

UNIVERSAL TRUCKLOAD SERVICES, INC.

UNIVERSAL AM-CAN	MASON & DIXON LINES	ECONCOMY TRANSPORT	LOUISIANA TRANSPORTATION	MASON DIXON INTERMODAL	GREAT AMERICAN LINES	CROSSROAD CARRIERS

• Truckload (flatbed and dry van) • Brokerage	• Truckload (flatbed) • Brokerage	• Truckload (dry van) • Brokerage	• Truckload (flatbed) • Brokerage	• Intermodal Support	• Truckload (flatbed and dry van) • Brokerage	• Brokerage

We broadly group our services into the following three categories: truckload services, brokerage services and intermodal support services.

•	Truckload. Our truckload operations represented approximately $332.2 million, or 62.5%, of our operating revenues in 2005. We transport a wide variety of general commodities, including machinery, building materials, paper, food, consumer goods, automotive parts, furniture, steel and other metals on behalf of customers in various industries.

•	Brokerage. Our brokerage operations represented approximately $147.1 million, or 27.7%, of our operating revenues in 2005. We broker freight to third party transportation providers through our agent network at times when we generate more freight business than we can service with our available owner-operators. These transportation providers may include competing truckload carriers or, occasionally, shipper-owned and operated private motor carrier transport fleets with excess capacity.

•	Intermodal support services. Our intermodal support services represented $52.0 million or 9.8% of our operating revenues in 2005. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer.

Independent Contractor Network

We utilize a network of agents and owner-operators located throughout the United States and in the Canadian provinces of Ontario and Quebec. These agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue they generate for us and who bring an entrepreneurial spirit to our business. We believe that this gives them greater incentive to respond quickly to customer needs and market opportunities and, in the case of owner-operators, to operate their equipment more reliably, efficiently and safely than would be the case with employee-drivers.

Agents

Our agents provide the primary interaction with our shippers. Approximately 77.0% of the freight we hauled in 2005 was solicited and controlled by our agents, with the remaining 23.0% generated by company-managed terminals and our CrossRoad Carriers subsidiary. Of our approximately 650 agents, 357 generated more than $100,000 of operating revenues and 122 generated more than $1.0 million of operating revenues, in 2005. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

While the agent’s most important function is to generate freight shipments, they also provide valuable terminal and dispatch services for our owner-operators and are an important source for recruitment of new owner-operators. Our agents use a company-provided software program to list available freight procured by the agent, dispatch owner-operators to haul the freight and provide all administrative information necessary for us to establish the credit arrangements for each shipper. Our agents do not have the authority to execute or fulfill shipping contracts on their own, as all shipping contracts are between one of our operating subsidiaries and the shipper directly, and we generally assume the liability for freight loss or damages.

We believe that our commission schedule, prompt payment practices, industry reputation, financial stability, back-office support and national freight network are attractive to agents and we have grown from 209 agents who generated more than $100,000 of operating revenues in 2000 to 357 who generated more than $100,000 of operating revenues in 2005. Our top 100 agents in 2005 generated 53.1% of our annual operating revenues. We generally pay our full-service agents a commission of 8% of revenue generated. While we have signed agreements with most of our newer agents, we rely on verbal agreements with most of our long-term agents. We believe that very few of our agents work exclusively with us. The loss of any large-volume agent or a significant decrease in volume from one of these agents could have a materially adverse effect on our results of operations.

Owner-Operators

Owner-operators are individuals who own, operate and maintain one or more tractors that they either provide drivers for, or drive themselves. Our owner-operators provide us with approximately 3,000 tractors, which represent substantially all of the tractors used in our business. Owner-operators also may own trailers that they provide to us in addition to their tractor and driving services. Our owner-operators provide approximately 2,000 trailers, which represent over 50% of the trailers we use in our business. Owner-operators are responsible for all expenses of owning and operating their equipment, including the wages and benefits paid to any drivers, fuel, physical damage insurance, maintenance, fuel taxes, highway use taxes and debt service.

We believe that our commission schedule, prompt payment practices, financial stability, back-office support and national freight network are attractive to owner-operators. The number of tractors provided by our owner-operators has grown from 2,266 at December 31, 2001 to 2,984 at December 31, 2005, a compound annual growth rate of 7.1%. We generally pay our owner-operators a commission of 75% of the revenue generated from the freight they haul, if both a tractor and trailer are supplied. We also pass on 100% of any fuel surcharges we receive and a portion of other accessorial charges (at the commission rate) to our owner-operators. Most owner-operators are recruited directly by our agents. All owner-operators enter into standard, short-term written contracts with one of our operating subsidiaries that can be terminated by either party on short notice.

Pursuant to our arrangements with the owner-operators, we maintain the federal and state licensing required for them to operate a motor coach carrier. We also provide insurance coverage for the owner-operators and are primarily liable to the shipper for damaged or lost freight and to third parties for personal injury claims arising out of accidents involving the owner-operators. We also administer the owner-operators’ compliance with safety, vehicle licensing and fuel-tax reporting rules. Each owner-operator must meet our guidelines with respect to matters such as motor vehicle records (or MVR’s), insurance, driving experience and past work history and must pass a federally mandated physical exam. Additionally, our owner-operators are also subject to pre-lease drug and alcohol screening and are subject to subsequent random testing.

Corporate Services

We oversee certain administrative functions at our headquarters, while all operations and sales efforts are performed by our operating subsidiaries. These administrative functions are primarily focused on providing support to our agents, which includes billing and collections, contractor settlements, management information systems, purchasing, safety, and risk management. In addition, we conduct our accounting, strategic planning and human resource management functions at our headquarters. The management information systems used by our agents and owner-operators in connection with our operations are centralized in our corporate administrative offices in Warren, Michigan. We provide systems that handle all billing with shippers, allow agents to list pending freight shipments and owner-operators with available capacity, and track particular shipments at various points in the shipping route. We rely on the proper operation of our management information systems. Any significant disruption or failure of these systems could have a materially adverse effect on our operations and results of operations.

Customers

We provide our truckload, brokerage and intermodal support services throughout the United States and in the Canadian provinces of Ontario and Quebec to a wide variety of shippers, including a number of Fortune 500 and multi-national companies across a wide variety of industries. Our largest concentration of customers comes from the automotive and steel industries. In addition, a significant portion of our revenue results from our providing capacity to other transportation companies who aggregate loads from a variety of shippers in these and other industries. No single customer has accounted for more than 6% of our operating revenues in 2003, 2004 or 2005, and the aggregate operating revenues generated by our top ten customers did not account for more than 18% of our operating revenues in any such year. We believe the diversity of our customers and their industries lessens the impact of business cycles affecting any one company or industry.

Revenue Equipment

We offer our customers a wide range of transportation services by utilizing a diverse fleet of trailing equipment provided by us and our owner-operators. At December 31, 2005, our owner-operators provided us with approximately 3,000 tractors and 2,000 trailers. At December 31, 2005, the Company owned 1,339 trailers and 48 tractors.

Insurance

We maintain auto liability, workers compensation and general liability insurance with licensed insurance carriers. We are self-insured for all cargo and equipment damage claims. Insurance and claims expense represents premiums paid by us and the accruals made for claims within our self-insured retention amounts. The accruals are primarily related to auto liability, cargo and equipment damage claims. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported claims based on historical experience and for claims expected to exceed the our policy limits. We may also make accruals for personal injury and property damage to third parties, and workers’ compensation claims if a claim exceeds our insurance coverage.

To reduce our exposure to non-trucking use liability claims (claims incurred while the vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), we require our owner-operators to maintain non-trucking use liability coverage, which we refer to as deadhead bobtail coverage, of $2.0 million per occurrence.

In brokerage arrangements, our exposure to liability associated with accidents incurred by other third-party carriers, who haul freight on our behalf, is reduced by various factors including the extent to which the third party providers maintain their own insurance coverage. Our insurance and claims expense varies primarily based upon the frequency and severity of the Company’s accident experience, the market for insurance, our coverage limits, and self-insured retention amounts.

Competitive Environment

We compete for truckload freight primarily in the U.S. markets of the transportation industry. The transportation industry is extremely competitive and fragmented. We compete with asset and non-asset based truckload carriers, intermodal transportation, logistics providers and, in some aspects of our business, with less-than-truckload carriers and railroads. We also compete with other motor carriers for owner-operators and agents.

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

Government Regulation

Our operations are regulated and licensed by various federal and state agencies. Interstate motor carrier operations are subject to safety and insurance requirements prescribed by the Federal Motor Carrier Safety Administration, or FMCSA. Such matters as weight and equipment dimensions also are subject to federal and state regulation. We operate in the United States throughout the 48 contiguous states pursuant to operating authority granted by the FMSCA and in various Canadian provinces pursuant to operation authority granted by the Ministries of Transportation and Communications in such provinces. To the extent that we conduct operations outside the United States, we are subject to the Foreign Corrupt Practices Act, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment.

The FMCSA adopted revised hours-of-service regulations on April 28, 2003. The regulations became effective January 4, 2004. There were several hours of service changes that may have a positive or negative effect on driver hours (and miles). The new rules allow drivers to drive up to 11 hours instead of the 10 hours permitted by the prior regulations, subject to the new 14-hour on-duty maximum described below. The rules require a driver’s off-duty period to be 10 hours, compared to 8 hours under the prior regulations. In general, drivers may drive their 11 hours within 14 hours of on duty time in a 24-hour period, compared to 15 hours in a 24-hour period under the prior regulations. During the new 14-hour consecutive on-duty period, the only way to extend the on-duty period is by the use of a sleeper berth period of at least two hours that is later coupled with a second sleeper berth break to equal 10 hours. Under the prior rules, during the 15-hour on-duty period, drivers were allowed to take multiple breaks of varying lengths of time, which could be either off-duty time or sleeper berth time that did not count against the 15-hour period. There was no change to the rule that limits drivers to a maximum of 70 on-duty hours in 8 consecutive days. However, under the new rules, drivers can “restart” their 8-day clock at zero hours by taking at least 34 consecutive hours off duty.

After nine months of operation under the new regulations, citizens’ advocacy groups successfully challenged the new regulations in court, and on October 1, 2005, the FMCSA again revised the hours of service regulations to address the concerns noted by the federal court. The only significant change effecting our operations is the new requirement that at least one of the two periods of a recognized sleeper berth break be at least 8 consecutive hours. Previously, a driver could accumulate the required 10-hour sleeper berth break in two separate periods as long as each period was at least 2 hours and the two periods combined equaled 10 hours. Requiring a minimum 8 consecutive hour sleeper break will possibly result in a decline in miles per truck because, under the new rule, issues that reduce the amount of time that our owner-operators spend driving, such as multiple-stop shipments, loading and unloading delays, waiting time and equipment maintenance, are expected to result in a reduction in driver miles.

We are also subject to regulations relating to testing and specifications of equipment and product handling requirements. In addition, our owner-operators must comply with safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing.

Environmental

We are subject to various environmental laws and regulations and, among other things, our operations are subject to the risk of fuel spillage and the consequential environmental damage. If we are involved in a fuel spill or other accident involving hazardous substances, we are subject to substantial fines or penalties and to criminal and civil liability.

Laws and regulations concerning the discharge of pollutants into the air and water, the handling and disposal of hazardous materials, the investigation and remediation of property contamination, and other aspects of environmental protection are in effect wherever we operate. Our current operations do not involve material costs to comply with such laws and regulations, and they have not given rise to, and are not expected to give rise to, material liabilities under these laws and regulations for investigation or remediation of contamination.

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

Employees

At December 31, 2005, we employed 494 individuals. None of our employees is represented by a collective bargaining unit. We believe that our employee relations are good.

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

ITEM 1A: RISK FACTORS

We primarily rely on owner-operators to provide transportation services to our customers, and continued reliance primarily on owner-operators, as well as reductions in our pool of available driver candidates could limit our growth.

The transportation services that we provide are primarily carried out by owner-operators who are generally responsible for paying for their own equipment, fuel and other operating costs. Our owner operators provide substantially all of the tractors and over 50% of the trailers used in our business. Owner-operators make up a relatively small portion of the pool of all truck drivers. Thus, continued reliance primarily on owner-operators could limit our ability to grow. In addition, the following factors recently have combined to create a difficult operating environment for owner-operators:

•	increases in the prices of new and used tractors;

•	a tightening of financing sources available to owner-operators for the acquisition of equipment;

•	high fuel prices; and

•	increases in insurance costs.

In recent years, these factors have caused many owner-operators to join company-owned fleets or to exit the industry entirely. As a result of the smaller available pool of qualified owner-operators, the already strong competition among carriers for their services has intensified. Due to the difficult operating environment and intense competition, turnover among owner-operators in the trucking industry is high. In 2005, turnover among our owner-operators was approximately 80%. Additionally, our agreements with our owner-operators are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified owner-operators to replace those who have left our fleet. If we are unable to retain our existing owner-operators or recruit new owner-operators, it could have a materially adverse effect on our business and results of operations.

In the event that the current operating environment for owner-operators worsens, we could adjust our owner-operator compensation package or, alternatively, to acquire more of our own revenue equipment and seat it with employee drivers in order to maintain or increase the size of our fleet. The adoption of either of these measures could materially and adversely affect our financial condition and results of operations. If we are required to increase the compensation of owner-operators, our results of operations would be adversely affected to the extent increased expenses are not offset by higher freight rates. If we elect to purchase more of our own tractors and hire additional employee drivers, our capital expenditures would increase, we would incur additional employee benefits costs and depreciation, interest, and/or equipment rental expenses, our financial return on our assets would decline and we would be exposed to the risks associated with implementing a business model with which we have limited experience.

We rely heavily upon our agents to develop customer relationships and to locate freight, and the loss of any agent or agents responsible for a significant portion of our revenue could adversely affect our revenue and results of operations.

We rely heavily upon our agents to market our transportation services, to act as intermediaries with customers and to recruit owner-operators. Although we employ a small field management staff that maintains direct relationships with some of our larger, national customers and is responsible for supporting, coordinating and supervising our agent’s activities, the primary relationship with our customers generally is with our agents and not directly with us. We rely on verbal agreements with many of our agents and these verbal agreements do not obligate our agents to provide us with a specific amount of service or to refer freight exclusively to us. Our reliance on verbal agreements may increase the likelihood that we or our agents have a disagreement or a misunderstanding of our and their respective rights and obligations. In addition, in the event of a dispute with one of our agents, we may not be able to verify the terms of the agreement.

We compete with other trucking companies that utilize agent networks both to recruit quality agents and for the business that they generate, which typically involves both competition with respect to the freight rates that we charge shippers and the compensation paid to the agents. There can be no assurance that we will be able to retain our agents or that our agents will continue to refer to us the amount of business that they have in the past. In 2005, 122 of our agents generated more than $1.0 million in operating revenues each and our five largest revenue-producing agents generated an aggregate of approximately 8.5% of our operating revenues. If we were to lose the service of an agent or agents responsible for a significant portion of our operating revenues or if any such agent or agents were to significantly reduce the volume of business that they refer to us, it would have a materially adverse effect on our operating revenues and results of operations. Further, if we were required to increase the compensation we pay to agents in order to retain, or maintain business volumes with them, our operating results would be adversely affected to the extent that we could not pass these increased costs on to our customers.

We self-insure for a significant portion of our potential liability for auto liability, workers’ compensation and general liability claims. One or more significant claims, our failure to adequately reserve for such claims, or the cost of maintaining our insurance, could have a materially adverse impact on our financial condition and results of operations.

We maintain auto liability, workers compensation and general liability insurance with licensed insurance carriers. We are self-insured for all cargo and equipment damage claims.

The nature of our industry is that auto accidents occur and, when they do, they almost always result in equipment damage and they often result in injuries or death. Since January 1, 2000, approximately 0.2% of our total casualty claims exceeded our insurance policy limits. If we experience claims that are not covered by our insurance or that exceed our reserves, or if we experience claims for which coverage is not provided, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition and results of operations.

The levels of our insurance coverage are greater than we have historically maintained. Accordingly, as a result of increased premiums, we expect our insurance and claims expense to increase over historical levels, even if we do not experience an increase in the number of insurance claims. Insurance carriers recently have significantly raised premiums for many businesses, including trucking companies. If this continues, the cost of maintaining our insurance would increase. In addition, if we decide to increase our insurance coverage in the future, our costs would be expected to further increase.

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•	we compete with many other truckload carriers of varying sizes and to a lesser extent, with less than truckload carriers and railroads, some of which have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do;

•	some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates, maintain our operating margins or maintain significant growth in our business;

•	many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, and in some instances we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

•	the trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size and with whom we may have difficulty competing;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

•	competition from Internet-based and other brokerage companies may adversely affect our relationships with our customers and freight rates; and

•	economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve the ability of smaller carriers to compete with us.

Fluctuations in the price or availability of fuel and our ability to collect fuel surcharges may affect our ability to retain or recruit owner-operators.

Our owner-operators bear the costs of operating their tractors, including the cost of fuel and fuel taxes. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. For example, average weekly diesel fuel prices ranged from $2.43 per gallon to $3.16 per gallon in the fourth quarter of 2005, compared with $1.98 per gallon to $2.21 per gallon in the fourth quarter of 2004. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. These arrangements will not fully protect our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. Our owner-operators also may seek higher compensation from us in the form of higher commissions, which could have a materially adverse effect on our results of operations. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our business and results of operations.

We may not be able to successfully execute our acquisition strategy, which could cause our business and future growth prospects to suffer.

One component of our growth strategy is to pursue strategic acquisitions of truckload and other transportation companies that meet our acquisition criteria. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable. In pursuing acquisitions, we compete with other companies, many of which may have greater resources than we do. If we are unable to secure sufficient funding for potential acquisitions, we may not be able to complete strategic acquisitions that we otherwise find desirable. Further, if we succeed in consummating strategic acquisitions, our business, financial condition and results of operations may be negatively affected because:

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

The U.S. Federal Motor Carrier Safety Administration, or FMCSA, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our owner-operators must comply with the safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing and hours-of-service. There also are regulations specifically relating to the trucking industry, including testing and specifications of equipment and product handling requirements. These measures could disrupt or impede the timing of our deliveries and we may fail to meet the needs of our customers. The cost of complying with these regulatory measures, or any future measures, could have a materially adverse effect on our business or results of operations. On January 4, 2004, new FMCSA hours-of-service regulations took effect. However, after nine months of operation under the new regulations, citizens’ advocacy groups successfully challenged the new regulations in court, alleging that they were developed without properly considering issues of driver health. Subsequently, on October 1, 2005, the FMCSA again revised the hours of service regulations to address the concerns noted by the federal court. The only significant change effecting our operations is the new requirement that at least one of the two periods of a recognized sleeper berth break be at least 8 consecutive hours. Previously, a driver could accumulate the required 10-hour sleeper berth break in two separate periods as long as each period was at least 2 hours and the two periods combined equaled 10 hours. Requiring a minimum 8 consecutive hour sleeper break will possibly result in a decline in miles per truck because, under the new rule, drivers will no longer have the flexibility to take a shorter sleeper berth break of less than 8 hours while waiting to load or unload at a customer facility.

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

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the NASDAQ National Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, in anticipation of becoming a public company, we have created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we are beginning the process of evaluating our internal control structure in relation to Section 404 of the Sarbanes-Oxley Act and, pursuant to this section, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ended December 31, 2006. We will incur additional costs and dedicate significant resources toward complying with these requirements. We also expect these new laws, rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new laws, rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. The costs of compliance or our failure to comply with these laws, rules and regulations could adversely affect our reputation, financial condition, results of operation and the price of our common stock.

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

ITEM 2: PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan. We own our corporate administrative offices, as well as terminal yards in the following locations: Dearborn, Michigan; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Gary, Indiana; Millwood, West Virginia and Cleveland, Ohio; offices in Hammond, Indiana and Tampa, Florida and a condominium in Monroeville, Pennsylvania. As of December 31, 2005, our subsidiaries also leased 32 office, terminal and yard facilities in various cities and states. The leased facilities are generally leased on a month-to-month basis and 12 of these facilities are leased from affiliates of CenTra, an entity controlled by our majority shareholders. We believe that all of the properties we lease from affiliates of our majority shareholders are leased at market rates. We believe that all of the properties leased by us are suitable for their purposes and adequate to meet our needs.

On June 14, 2005, we acquired 18 acres and a 175,000 square foot building in Warren, Michigan for $2.1 million, excluding the costs of any renovations and improvements. This building will serve as our new corporate headquarters. We expect to move into that facility during the first half of 2007. In 2006, we expect to incur between $5.0 million and $7.0 million in costs to renovate and improve this property.

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

No matters were voted on by security holders during the fourth quarter of 2005.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Stock Market’s National Market under the symbol “UACL”. Our common stock began trading on February 11, 2005, the date of our initial public offing. Prior to such date, there was no public market for our common stock. The following table shows the reported high and low sales prices of our common stock for the periods indicated

Year ended December 31, 2005	High	Low
Quarter ended April 2, 2005	$23.50	$19.75
Quarter ended July 2, 2005	$21.00	$12.35
Quarter ended October 1, 2005	$19.23	$16.13
Quarter ended December 31, 2005	$25.75	$17.79

The number of shareholders of record on March 17, 2006, was 3. However, we estimate that we have a significantly greater number of shareholders because a substantial number of our common shares are held by brokers or dealers for their customers.

Dividends

In 2005 we paid, from the proceeds of our initial public offering, a $50.0 million cash dividend to CenTra. No other dividends or distributions on our common stock were paid during 2005. We currently intend to retain any future earnings to finance the growth, development and expansion of our business and do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

Limitations on our ability to pay dividends are described under the section captioned “Liquidity and Capital Resources – Secured Lines of Credit” and “Secured Equipment Loans and Capital Lease Obligations” in Item 7 of this Form 10-K.

Equity Compensation Plan Information

We maintain one stock incentive plan, the 2004 Stock Incentive Plan. In December 2004, our Board of Directors approved, effective upon completion of our initial public offering, the issuance of 260,000 stock options to employees under such plan. These options were issued on February 11, 2005. For more information on the 2004 Stock Incentive Plan, see Note 13 to the Consolidated Financial Statements, included in Item 8 of this report. The following table presents information related to securities authorized for issuance under this plan at December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	260,000	$22.50	240,000

Total	260,000	$22.50	240,000

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

The aggregate offering price of the shares of common stock issued and sold by us was $106.0 million. We paid an aggregate of $7.4 million in underwriting discounts and commissions, resulting in proceeds to us of $98.6 million. In addition, we incurred an aggregate of approximately $2.5 million in other expenses related to our initial public offering. As a result, we received net proceeds from our initial public offering, after underwriting discounts and commissions and other expenses, of approximately $96.1 million.

The offering was made through an underwriting syndicate led by Stephens Inc., BB&T Capital Markets, a division of Scott & Stringfellow, Inc. and Legg Mason Wood Walker, Incorporated, as managing underwriters.

On March 11, 2005, the underwriters exercised their over-allotment option to purchase an additional 795,000 shares of our common stock. The aggregate offering price of the shares of common stock issued and sold by us in connection with the over-allotment option was $15.9 million. We paid an additional $1.1 million in underwriting discounts and commissions, resulting in additional proceeds to us of $14.8 million.

Between the effective date of our Registration Statement on Form S-1 and December 31, 2005, we used the net proceeds of our offering for the following purposes:

•	$50.0 million to pay a special dividend to CenTra, our sole shareholder on the record date for such dividend;

•	$34.0 million to repay outstanding debt under our secured lines, including accrued interest thereon;

•	$2.1 million to repay borrowings under our secured equipment loans; and

•	$24.8 million to pay normal operating expenses.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by or on behalf of us or any affiliate purchaser.

ITEM 6: SELECTED FINANCIAL DATA

We incorporated on December 11, 2001 for the purpose of holding all of the shares of our operating subsidiaries. Prior to December 31, 2001, we conducted our operations through several independent operating subsidiaries, all of which were owned directly by CenTra, Inc., or CenTra, a private company owned by Matthew T. Moroun and a trust controlled by Manuel J. Moroun. We refer to the combined operations of these subsidiaries as our predecessor and the financial results for our predecessor included in this Form 10-K have been presented on a combined basis. On December 31, 2001, CenTra completed a corporate reorganization pursuant to which all of our operating subsidiaries became wholly owned subsidiaries of Universal Truckload Services, Inc. Prior to December 31, 2004, we were a wholly owned subsidiary of CenTra. On December 31, 2004, all of our shares held by CenTra were distributed to Matthew T. Moroun and a trust controlled by Manuel J. Moroun. On February 10, 2005 and March 11, 2005, we issued and sold an aggregate of 6,095,000 shares in an initial public offering.

The following table sets forth the selected historical financial and operating data for us and our predecessor as of and for the periods presented. The selected historical balance sheet data at December 31, 2002, 2003, 2004 and 2005 and the selected historical statement of income data for the years ended December 31, 2002, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements. The selected balance sheet at December 31, 2001 and selected historical statement of income data for the year ended December 31, 2001 have been derived from the audited consolidated financial statements of our predecessor, which are not included in this Form 10-K. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K. The following financial and operating data may not be indicative of our future performance and does not reflect what our financial position and results of operations would have been if we had operated as a single stand-alone entity during all of the periods presented.

	Predecessor	Universal Truckload Services, Inc.
	Year ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$213,294	$252,812	$277,698	$362,016	$531,339
Operating expenses:
Purchased transportation	157,883	186,095	204,947	269,687	406,367
Commissions expense	14,852	20,240	22,228	27,354	34,678
Other operating expense	3,118	4,117	4,069	5,268	6,596
Selling, general and administrative	23,820	21,576	22,570	27,640	37,354
Insurance and claims	4,945	6,189	6,954	9,602	14,334
Depreciation and amortization	309	2,410	2,863	3,913	4,344

Total operating expenses	204,927	240,627	263,631	343,464	503,673

Income from operations	8,367	12,185	14,067	18,552	27,666
Interest expense (income), net	(30)	182	246	777	(425)

Income before provision for income taxes	8,397	12,003	13,821	17,775	28,091
Provision for income taxes	3,232	4,530	5,103	6,657	10,924

Net income	$5,165	$7,473	$8,718	$11,118	$17,167

Earnings per common share:
Basic	$0.49	$0.71	$0.87	$1.11	$1.12
Diluted	0.49	0.71	0.87	1.11	1.12
Average common shares outstanding:
Basic	10,550	10,550	10,023	10,023	15,372
Diluted	10,550	10,550	10,023	10,023	15,372

Cash dividends per common share (1)	$—	$0.57	$—	$0.31	$4.99

Balance Sheet Data (end of year):
Cash and cash equivalents	$441	$798	$423	$904	$10,442
Total assets	39,100	58,619	66,840	105,284	158,078
Lines of credit and long-term debt, including current portion	—	11,736	16,644	37,998	—
Total shareholders’ equity (deficit)	30,436	27,317	31,486	(16,825)	113,172

	Predecessor	Universal Truckload Services, Inc.
	Year ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share information, operating data and percentages)
Other Financial Data (unaudited):
Pretax margin	3.9%	4.7%	5.0%	4.9%	5.3%
EBITDA (2)	$8,676	$14,595	$16,930	$22,465	$32,010
Capital expenditures (3)	$139	$11,369	$3,643	$5,007	$11,626
Return on average assets (4)	14.8%	15.3%	13.9%	12.9%	13.0%

Operating Data (unaudited):
Number of agents (5)	309	352	327	359	357
Average number of tractors provided by owner-operators	1,892	2,230	2,114	2,306	2,754
Number of employees	286	293	271	460	494
Operating revenues per loaded mile (6)	$1.55	$1.54	$1.66	$1.90	$2.21
Operating revenues per load (6)	$804	$852	$907	$922	$966
Average length of haul (in miles) (6)	518	553	547	484	436
Number of loads (6)	229,408	266,198	274,213	349,453	453,676

(1)	Does not include $4.5 million and $6.4 million of in-kind distributions paid to CenTra in 2003 and 2004, respectively.
(2)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. Our management believes that the presentation of EBITDA included in this Form 10-K provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business. EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. Investors also should note that our presentation of EBITDA may not be comparable to similarly titled measures used by other companies.

EBITDA is calculated in the following manner for each of the periods presented:

	Predecessor	Universal Truckload Services, Inc.
	Year ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Net income	$5,165	$7,473	$8,718	$11,118	$17,167
Add (subtract):
Interest (income) expense, net	(30)	182	246	777	(425)
Provision for income taxes	3,232	4,530	5,103	6,657	10,924
Depreciation and amortization	309	2,410	2,863	3,913	4,344

EBITDA	$8,676	$14,595	$16,930	$22,465	$32,010

(3)	Excludes property and equipment acquired in connection with the acquisition of businesses in each period as follows: $866,000 in 2001; $41,000 in 2003; and $7.7 million in 2004. 2005 excludes $4.9 million in trailers acquired in a trailer exchange with CenTra (see Note 3 to Consolidated Financial Statements).
(4)	Net income divided by total average assets during the period. Average assets are the sum of our total assets at the end of the fiscal year and our total assets at the end of the prior fiscal year divided by two.
(5)	Includes only those agents who generated at least $100,000 in operating revenues during the period indicated.
(6)	Includes fuel surcharges and excludes operating data from our intermodal support services and the operating results of CrossRoad Carriers in order to improve the relevance of the statistical data related to our truckload and brokerage services and improve the comparability to our peer companies.

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

Our owner-operators provided us with approximately 3,000 tractors and approximately 2,000 trailers, which represented substantially all of the tractors and over 50% of the trailers used in our business. Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. In 2005, approximately 87.6%, of our total operating expenses were variable in nature. Our capital expenditures for 2005 were $11.6 million. In 2005, our return on average assets was 13.0%.

Over the past four years, our operating revenues have increased to $531.3 million in 2005 from $213.3 million in 2001, a compounded annual growth rate of 25.6%. Our net income has increased to $17.1 million in 2005 from $5.2 million in 2001, a compounded annual growth rate of 35.0%. We have achieved this growth through a mixture of organic growth and acquisitions. We expect to continue to make strategic acquisitions of companies that complement our non-asset based business model, as well as companies that derive a portion of their revenues from asset based operations. We believe that our willingness to expand our business to include a portion of asset based operations will expand the universe of potential acquisition targets, as most companies that we consider acquiring use a combination of asset based and non-asset based operations. We also intend to continue our organic growth, primarily by recruiting new agents and increasing the productivity of our existing agents. We believe that increasing our agent network is critical to our ability to penetrate new shipping markets and also to expand our network of owner-operators.

In August 2004, we acquired all of the issued and outstanding common stock of AFA Enterprises, Inc., a Pennsylvania Corporation (or AFA) for aggregate consideration of $15.3 million in cash. Substantially all of AFA’s revenue is generated through one of its subsidiaries, Great American Lines, Inc., which is a primarily non-asset based provider of transportation services, operating primarily east of the Mississippi River. Great American Lines offers flatbed, dry van and brokerage services.

In November 2004, we acquired Nunn Yoest Principals & Associates, Inc. (or NYP) for aggregate consideration of $1.6 million in cash. We used these assets to establish our CrossRoad Carriers operating subsidiary. Additionally, we are required to pay additional cash consideration to the former owners of NYP equal to 1.5% of the operating revenues generated by our CrossRoad Carriers business, subject to certain limitations, through November 2007. CrossRoad Carriers is a rail and truck brokerage firm, operating primarily east of the Mississippi River.

In January 2005, we acquired Xxtreme Trucking, LLC (Xxtreme) for $100,000 in cash. We are also required to pay additional cash consideration to the former owner of Xxtreme based on a percentage of all revenues generated through December 2007, up to an aggregate of $650,000. Xxtreme is a regional provider of truckload and brokerage services primarily in the Southern United States.

In October 2005, we acquired Marc Largent, Inc. (Largent) for $873,000 in cash. We are also required to pay additional cash consideration to the former owner of Largent based on a percentage of all revenues generated through October 2008. Largent is a regional provider of intermodal services primarily in the Western United States.

In November 2005, we acquired Diamond Logistics of Houston, Inc. (Diamond) for $475,000 in cash. We are also required to pay additional cash consideration to the former owners of Diamond based on a percentage of all revenues generated through November 2008. Diamond is a regional provider of intermodal services primarily in the Southwestern United States.

Revenues and Expenses

Operating Revenues. We generate substantially all of our revenues through fees charged to customers for the transportation of freight. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, container storage and other services. Our revenue growth has been primarily driven by increases in the volume of freight shipped. Generally, we are paid by the mile for our services. The main factors that affect our shipping rates are competition, available truck capacity, and economic market conditions. We recognize our revenues at the time of delivery to the receiver’s location.

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

Selling, general and administrative. Employee compensation and benefits historically have accounted for over 60% of our selling, general and administrative expense. Other components of selling, general and administrative expense include customer bad debt allowance, communications and rent expense.

Insurance and claims. Insurance and claims expense represents our insurance premiums and the accruals we make for claims within our self-insured retention amounts. Our insurance premiums are generally calculated based on the size of our tractor fleet. Our accruals have primarily related to cargo and property damage claims. We may also make accruals for personal injuries and property damage to third parties, physical damage to our equipment, and workers’ compensation claims if we experience a claim in excess of our insurance coverage. To reduce our exposure to non-trucking use liability claims (claims incurred while the vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), we require our owner-operators to maintain non-trucking use liability coverage, which we refer to as deadhead bobtail coverage, of $2.0 million per occurrence. Our exposure to liability associated with accidents incurred by other third party providers who haul freight on our behalf is reduced by various factors including the extent to which they maintain their own insurance coverage. Our insurance expense varies primarily based upon the frequency and severity of our accident experience, the market for insurance, our coverage limits and our self-insured retention amounts. Effective December 1, 2004, we increased our levels of insurance coverage to levels greater than we historically have maintained. This increased coverage raised our annual insurance premiums by $564,000. In addition, we expect our 2006 insurance premiums to increase by approximately 5% per tractor over 2005 levels. Accordingly, we expect our insurance and claims expense to increase over historical levels in absolute amounts, even if we do not experience an increase in the number of insurance claims.

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

Predecessor Operations, Dividends and Spin-Off

Our predecessor began operations in 1981 when Universal Am-Can, Ltd. was formed as an owner-operator and agent-based truckload carrier hauling general commodities over irregular routes in North America. Prior to December 31, 2001, we conducted our operations through several independent operating subsidiaries, all of which were owned by CenTra, Inc., or CenTra, a private company wholly owned by Matthew T. Moroun and a trust controlled by Manuel J. Moroun. We refer to the combined operations of these subsidiaries as our predecessor. On December 31, 2001, CenTra completed a corporate reorganization pursuant to which all of our operating subsidiaries became wholly owned subsidiaries of Universal Truckload Services, Inc., a newly formed Michigan corporation and wholly owned subsidiary of CenTra. Today, we conduct our operations through seven operating subsidiaries, which operate under the brand names Universal Am-Can, Mason & Dixon Lines, Louisiana Transportation, Economy Transport, Mason Dixon Intermodal, Great American Lines and CrossRoad Carriers.

On December 28, 2004, our board of directors declared a special dividend of $50.0 million payable to CenTra, our sole shareholder on the record date for this dividend. This dividend has been paid with a portion of our net proceeds from our initial public offering. Additionally, after October 2, 2004, but prior to the date of our initial public offering, we declared and paid cash and in-kind dividends with an estimated aggregate value of $9.5 million.

On December 31, 2004, CenTra distributed all of our shares held by it to our shareholders, Matthew T. Moroun and a trust controlled by Manuel J. Moroun, in a spin-off transaction. During 2005, the Internal Revenue Service (IRS) completed an examination of the spin-off. Subsequently, on September 12, 2005, we entered into an agreement with the IRS and CenTra whereby the IRS determined that the spin-off qualified as a tax-free distribution for which no gain or loss was recognized by CenTra or its shareholders for federal income tax purposes under Section 355 and related provisions of the Internal Revenue Code of 1986, as amended.

CenTra and we have identified three principal purposes for the spin-off. First, the spin-off was intended to protect us from defending against allegations of “joint employer” status with respect to other CenTra subsidiaries that might engage in motor carrier or logistics related activities. Joint employer status is typically alleged in situations involving labor organizing efforts where two or more commonly controlled entities engage in similar activities. A finding of such status could subject our existing and future operating employees to organizing efforts initiated at other CenTra subsidiaries engaged in motor carrier or logistics activities. We believe that by severing CenTra’s voting control over our company, the risk of joint employer status with CenTra’s remaining subsidiaries was reduced. Thus, the spin-off enables us to determine our mix of independent contractors, operating employees and business activities free of concern of events involving CenTra’s operating subsidiaries. Second, the employees of certain CenTra subsidiaries are represented by collective bargaining agreements. Current and upcoming labor negotiations relating to these subsidiaries involve, or are expected to involve, demands that CenTra enter into “neutrality agreements” with the labor union representing these employees. Such agreements typically provide that a parent company remain neutral with respect to efforts to organize the employees of any of its operating subsidiaries. As was the case with the issue of joint employer status described above, being subjected to the terms of any agreement CenTra may enter into in order to resolve labor issues at its subsidiaries could affect our ability to manage our labor relations issues in accordance with our own best interests. Third, we believe that the spin-off, which results in our being an independent company, enhances our attractiveness to investors.

Stock Split

On November 4, 2004, we effected a 211-for-1 stock split in the form of a stock dividend. Our financial statements, related notes, and other financial data contained in this Form 10-K have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the years ended December 31, 2003, 2004 and 2005, presented as a percentage of operating revenues:

	Year Ended December 31,
	2003	2004	2005
Operating revenues	100%	100%	100%
Operating expenses:
Purchased transportation	73.8	74.5	76.5
Commissions expense	8.0	7.6	6.5
Other operating expenses	1.5	1.5	1.2
Selling, general and administrative	8.1	7.6	7.0
Insurance and claims	2.5	2.7	2.7
Depreciation and amortization	1.0	1.1	0.8

Total operating expenses	94.9	94.9	94.8

Operating income	5.1	5.1	5.2
Interest (expense) income, net	(0.1)	(0.2)	0.1

Income before provision for income taxes	5.0	4.9	5.3
Provision for income taxes	1.8	1.8	2.1

Net income	3.1%	3.1%	3.2%

2005 Compared to 2004

Operating revenues. Operating revenues increased by $169.3 million, or 46.8%, to $531.3 million for 2005 from $362.0 million for 2004. Approximately, $55.1 million of the increase in operating revenues is attributable to our 2004 acquisition of AFA. The increase in AFA’s 2005 operating revenues consisted of a $41.5 million increase from its truckload operations and a $13.6 million increase from its brokerage operations. Approximately $37.3 million of the increase in operating revenues is attributable to CrossRoad Carriers operations. The remaining increase of $76.9 million was principally a result of improved economic conditions, which contributed to increased freight demand and higher rates. Our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.05 for 2005 from $1.84 for 2004. Additionally, fuel surcharges increased by $24.1 million or 192.8% to $36.7 million in 2005 from $12.5 million in 2005. Excluding the effects of AFA and CrossRoad Carriers, revenue from our truckload operations increased by $40.5 million, or 18.2%, to $263.0 million for 2005 from $222.6 million for 2004. Excluding the effects of AFA and CrossRoad Carriers, revenue from our brokerage operations increased by $19.7 million, or 29.6%, to $86.1 million for 2005 compared to $66.5 million for 2004. Revenue from our intermodal support services increased by $16.9 million, or 47.9%, to $52.0 million for 2005 from $35.2 million for 2004.

Purchased transportation. Purchased transportation increased by $136.7 million, or 50.7%, to $406.4 million for 2005 from $269.7 million for 2004. As a percentage of operating revenues, purchased transportation expense increased to 76.5% for 2005 from 74.5% for 2004. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party carriers. The increase in purchased transportation as a percent of operating revenues is due in part to the $24.1 million increase in fuel surcharges, which are passed through to owner-operators and increases in brokerage revenue at a higher rate than our truckload operations. Additionally, AFA’s and CrossRoad Carriers’ purchased transportation as a percent of operating revenues is higher than our historical averages.

Commissions expense. Commissions expense increased by $7.3 million, or 26.8%, to $34.7 million for 2005 from $27.4 million for 2004. As a percentage of operating revenues, commissions expense decreased to 6.5% for 2005 compared to 7.6% for 2004. The absolute increase was primarily due to the growth in our operating revenues. The decrease in commissions expense as a percentage of revenue was a result of several factors. CrossRoad Carriers has no commission expense associated with its revenue since it does not utilize agents. AFA controls a substantial portion of its business, on which it does not pay any commissions. Additionally, no commissions are paid on fuel surcharges. As revenue from fuel surcharges increases, commissions expense as a percentage of operating revenue decreases.

Other operating expense. Other operating expense increased by $1.3 million, or 25.2%, to $6.6 million for 2005 from $5.3 million for 2004. As a percentage of operating revenues, other operating expense decreased slightly in 2005 to 1.2% from 1.5% for 2004. The absolute increase was primarily due to the full year inclusion of AFA and CrossRoad Carriers other operating expenses totaling approximately $913,000. Additionally, excluding the effect of AFA and CrossRoad Carriers, maintenance & repairs increased approximately $206,000. This increase can be attributed to the increased number of company owned trailers.

Selling, general and administrative. Selling, general and administrative expense increased by $9.7 million, or 35.1%, to $37.4 million for 2005 from $27.6 million for 2004. As a percentage of operating revenues, selling, general and administrative expense decreased to 7.0% for 2005 from 7.6% for 2004. The absolute increase in selling, general and administrative expense was primarily a result of the full year inclusion of AFA and CrossRoad Carriers’ selling, general and administrative expenses totaling $6.6 million. The remaining increase in selling, general and administrative expense of $3.1 million is primarily attributable to a $2.7 million increase in salaries and related payroll taxes and fringe benefits. The increase in salaries and related payroll taxes and fringe benefits is primarily a result of annual wage increases, the addition of approximately 35 employees and increases in the cost of employee benefits. The decrease in selling, general and administrative expenses as a percent of revenue is a result of increased operating revenues and our holding the increase in selling, general and administrative expenses below the operating revenue growth rate primarily because rate increases were a substantial source of our revenue growth and rate increases do not typically result in increases in overhead expenses.

Insurance and claims. Insurance and claims expense increased by $4.7 million, or 49.3%, to $14.3 million for 2005 from $9.6 million for 2004. As a percentage of operating revenues, insurance and claims remained constant at 2.7%. The absolute increase was primarily due to 1) the inclusion of AFA’s and CrossRoad Carriers’ insurance and claims expense totaling $1.3 million, 2) a $2.1 million increase in auto liability reserves, and 3) a $1.4 million increase in auto liability insurance premiums. The increase in auto liability reserves was based on the frequency and severity of claims incurred in 2005. The increase in auto liability insurance premiums is a result of the increase in the size of our owner-operator fleet, an increase in insurance rates and excess auto liability coverage obtained in December 2004. The excess auto liability coverage increased premiums by $517,000 in 2005.

Depreciation and amortization. Depreciation and amortization increased by $431,000, or 11.0%, to $4.3 million for 2005 from $3.9 million for 2004. As a percent of operating revenues, depreciation and amortization decreased to 0.8% for 2005 compared to 1.1% for 2004. The absolute increase was primarily due to the inclusion of AFA’s and CrossRoad Carriers’ depreciation and amortization totaling $573,000 and depreciation on the 2005 capital expenditures, partially offset by the effect of the change in the estimated salvage value of our trailers on January 1, 2005. Previously we estimated that our trailers had no salvage value at the end of their useful life of seven years. However, based on our evaluation of current market conditions, we estimate that our trailers will have a salvage value equal to 20% of their original cost. As a result, the estimated salvage value of all trailers owned as of January 1, 2005 has been revised to equal 20% of their original cost. Any trailers acquired after January 1, 2005, will have an estimated salvage value of 20% of their original cost.

Interest expense (income), net. Net interest income for 2005 was $425,000 compared to net interest expense of $777,000 for 2004. The decrease in net interest expense of $1,202,000 or 154.7% resulted from the repayment of $38.0 million under our secured lines of credit and secured equipment loans in 2005 using the proceeds from our initial public offering. Additionally, in 2005, interest income has been generated on the remaining proceeds from our offering and cash provided by operations.

Provision for income taxes. Provision for income taxes increased by $4.3 million, or 64.1%, to $10.9 million for 2005 from $6.7 million for 2004. For 2005 and 2004, we had an effective income tax rate of 38.9% and 37.5%, respectively, based upon our income before provision for income taxes. The increase in our effective tax rate is primarily the result of higher than expected income in high income tax rate states where a significant portion of our business is conducted. In 2006, we expect our effective income tax rate to be comparable to 2005.

2004 Compared to 2003

Operating revenues. Operating revenues for 2004 increased by $84.3 million, or 30.4%, to $362.0 million from $277.7 million for 2003. Approximately $33.1 million of the increase in operating revenues is attributable to AFA’s operations from August 8, 2004, the date of acquisition, through December 31, 2004. AFA’s operating revenues consisted of $26.4 million from its truckload operations and $6.7 million from its brokerage operations. Approximately $4.7 million of the increase in operating revenues is attributable to CrossRoad Carriers’ brokerage operations from November 1, 2004, the date of acquisition, through December 31, 2004. The additional revenue increase of $46.5 million was a result of improved economic conditions, which contributed to increased freight demand and higher rates. These factors more than offset a decrease in the average size of our tractor fleet (excluding the AFA acquisition). For 2004, our operating revenue per loaded mile from our truckload and brokerage operations increased to $1.90 from $1.66 for 2003 and our operating revenue per load increased to $922 from $907 for 2003. Excluding the effect of AFA, revenue from our truckload operations increased by $16.9 million, or 8.2%, to $222.7 million for 2004 from $205.8 million for 2003. Excluding the effects of AFA and CrossRoad Carriers, revenue from our brokerage operations increased by $23.3 million, or 54.3%, to $66.3 million for 2004 compared to $43.0 million for 2003. Revenue from our intermodal support services increased by $6.3 million, or 21.8%, to $35.2 million for 2004 from $28.9 million for 2003.

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

Interest expense (income), net. Net interest expense for 2004 increased by $531,000, or 215.9%, to $777,000 from $246,000 for 2003. The increase in interest expense was the result of interest charged on secured equipment loans, entered into in 2004 and the fourth quarter of 2003, totaling $5.2 million, increased borrowings under our secured line of credit resulting from $13.3 million borrowed in connection with the acquisition of AFA, $1.6 million borrowed in connection with our acquisition of NYP and $3.1 million of dividends paid to CenTra in 2004.

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

In 2005, we have made capital expenditures totaling $11.6 million. These expenditures can be segregated into equipment purchases totaling $5.1 million and real property acquisitions totaling $6.5 million. Equipment purchases consist primarily of tractors, trailers, computer equipment and other miscellaneous equipment. Real property acquisitions consist of $2.3 million for a building in Warren, Michigan that will serve as our new corporate headquarters, $625,000 for a terminal yard in Dearborn, Michigan, and $3.6 million for the purchase of land and land improvements that will be our new intermodal facility in Cleveland, Ohio.

In 2006, exclusive of acquisitions, we expect to incur capital expenditures of $9 million to $12 million relating to real property acquisitions, renovations and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. Additionally, we expect to incur capital expenditures of $5 million to $8 million for tractors, trailers and other equipment. We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability under our line of credit and other financing sources and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

We continue to evaluate business development opportunities, including potential acquisitions that fit our strategic plans. There can be no assurance that we will identify any opportunities that fit our strategic plans or will be able to execute any such opportunities on terms acceptable to us. Any such opportunities will be financed from available cash on hand and our secured line of credit.

We made cash or in-kind distributions to CenTra totaling $4.5 million in 2003 and $9.5 million in 2004. In addition, on December 28, 2004 our board of directors declared a special dividend of $50.0 million payable out of the proceeds of our initial public offering to CenTra, our sole shareholder on the record date for this dividend. We paid this dividend immediately following our initial public offering. We currently intend to retain our future earnings to finance our growth and do not anticipate paying subsequent cash dividends in the future.

Secured Lines of Credit

Under our secured line of credit with First Tennessee Bank, as amended on August 31, 2005, our maximum permitted borrowings are $20.0 million. The secured line of credit is collateralized by the accounts receivable of Universal Am-Can, Ltd., or UACL, and Mason & Dixon Lines, Inc., or MADL, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 6.5% at December 31, 2005). The agreement governing our secured line of credit contains various financial and restrictive covenants to be maintained by us, UACL and MADL, including requiring us to maintain a tangible net worth of at least $20.0 million and a ratio of total liabilities to tangible net worth ratio not to exceed 2 to 1. Additionally, UACL and MADL are required to maintain tangible net worth of $3.5 million and $12.5 million, respectively. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities and tangible net worth is defined as net worth, plus subordinated debt, less the value assigned to intangibles in accordance with generally accepted accounting principles. In addition, the agreement may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2005, there were no amounts outstanding under our line of credit.

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

Secured Equipment Loans and Capital Lease Obligations

All secured equipment loans and capital lease obligations outstanding at December 31, 2004 were repaid at various times during 2005 using a portion of the proceeds from our initial public offering and cash generated from operations.

Discussion of Cash Flows

At December 31, 2005, we had cash and cash equivalents of $10.4 million compared to $904,000 at December 31, 2004. The increase in cash and cash equivalents of $9.5 million in 2005 resulted primarily from $12.8 million in cash generated from operations and $22.9 million in cash generated from financing activities, offset by a $26.2 million of cash used in investing activities.

The $12.8 million in cash provided by operations was generated from $17.2 million of net income, $4.3 million of depreciation and amortization, $1.3 million of bad debt expense and an increase in accounts payable and accrued expenses of $3.9 million, offset by a $13.7 million increase in accounts receivable and amounts due to/from CenTra and affiliates and a $517,000 increase in prepaid expenses and other assets.

Net cash used in investing activities for 2005 was $26.2 million, consisting primarily of capital expenditures of $11.6 million and the purchase of marketable securities totaling $14.2 million.

Net cash provided by financing activities for 2005 was $22.9 million, resulting primarily from the net proceeds received from the initial public offering of common stock of $110.9 million, offset by the payment to CenTra of the $50.0 million cash dividend declared in December 2004, the repayment of $31.6 million borrowed under our secured lines of credit and the repayment of $6.4 million of long-term debt.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$723	$378	$178	$53	$114
Purchase Obligations	7,990	5,890	2,100	—	—

Total	$8,713	$6,268	$2,278	$53	$114

The above purchase obligations relate to firm purchase commitments for tractors, trailer and shipping container lifts.

Off-Balance Sheet Arrangements

In connection with the 2004 acquisition of NYP, we are required to pay cash consideration to the former owner of NYP based on a percentage of all revenues generated through November 2007.

In connection with the 2005 acquisition of Xxtreme, we are required to pay cash consideration to the former owner of Xxtreme based on a percentage of all revenues generated through December 2007.

In connection with the 2005 acquisition of Largent, we are required to pay cash consideration to the former owner of Largent based on a percentage of all revenues generated through October 2008.

In connection with the 2005 acquisition of Diamond, we required to pay cash consideration to the former owners of Diamond based on a percentage of all revenues generated through November 2008.

In connection with the 2006 acquisition of Assure, we required to pay cash consideration to the former owners of Assure based on a percentage of all revenues generated through January 2009.

In connection with the 2006 acquisition of DeJewels, we required to pay cash consideration to the former owner of DeJewels based on a percentage of all revenues generated through February 2008.

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

Allowance for Uncollectible Receivables

The allowance for potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. Management continuously monitors these factors to arrive at the estimate of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators. Past due balances over 240 days and over $5,000 are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. This analysis requires us to make significant estimates. Changes in the facts and circumstances that these estimates are based upon and changes in the general economic environment could result in a material change to the allowance for uncollectible receivables. These changes include, but are not limited to, deterioration of customers’ financial position, changes in our relationships with our customers, agents and owner-operators and unforeseen issues relating to individual receivables.

Insurance Claim Costs

We maintain auto liability, workers compensation and general liability insurance with licensed insurance carriers. We are self-insured for all cargo and equipment damage claims. Insurance and claims expense represents premiums paid by us and the accruals made for claims within our self-insured retention amounts. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported claims based on historical experience and for claims expected to exceed the our policy limits. In addition, we are responsible for all of the legal expenses related to claims.

As of December 31, 2005, we did not have any reserves for workers’ compensation or general liability claims. We do establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims and we will establish reserves relating to workers’ compensation and general liability claims in the future as appropriate. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition and results of operations.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

Depreciation of long-lived assets is calculated using the straight-line method over the estimated useful lives of the assets. We evaluate the salvage value, useful life, and annual depreciation of trailers annually based on the current market environment and our recent experience with disposition values. We also evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and anticipated future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Our projection of future cash flows, the level of actual cash flows, the methods of estimation used for determining fair values and salvage values can impact impairment. Any changes in management’s judgments could result in greater or lesser annual depreciation expense or impairment charges in the future.

Effect of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant date fair value of stock options and other equity based compensation issued to employees in the statement of income. The revised statement generally requires that an entity account for those transactions using the fair value based method and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting. SFAS 123(R) is effective for us beginning on January 1, 2006. We will adopt this statement using a modified version of prospective application on January 1, 2006. We did not have any unvested options at December 31, 2005. As such, no compensation expense will be recorded upon adoption of SFAS 123(R). The adoption of this statement will result in compensation expense being recorded for grants of stock or stock options on or after January 1, 2006.

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

Included in cash and cash equivalents is $10.3 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

Included in marketable securities is $12.1 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. Accordingly, any future interest rate risk on these short-term investments would not be material.

We did not have any interest rate swap agreements as of the date of this Form 10-K.

Commodity Price Risk

Fluctuations in fuel prices can affect our profitability by affecting our ability to retain or recruit owner-operators. Our owner-operators bear the costs of operating their tractors, including the cost of fuel. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. For example, average weekly diesel fuel prices ranged from $2.43 per gallon to $3.16 per gallon in the fourth quarter of 2005, compared with $1.98 per gallon to $2.21 per gallon in the fourth quarter of 2004. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. Historically, these arrangements have not fully protected our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our financial condition and results of operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited the accompanying consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of income, shareholders’ (deficit) equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of Universal Truckload Services, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, CenTra, Inc. provided legal, human resources and tax services to Universal Truckload Services, Inc. for the years ended December 31, 2003, 2004 and 2005. The costs of these services are not necessarily indicative of the costs that would have been incurred if Universal Truckload Services, Inc. had internally performed or acquired these services as an unaffiliated company.

/s/ KPMG LLP

Detroit, Michigan

March 17, 2006

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

December 31, 2004 and 2005

(In thousands, except share data)

	2004	2005
Assets
Current assets:
Cash and cash equivalents	$904	$10,442
Marketable securities	—	14,356
Accounts receivable – net	59,441	72,032
Due from CenTra and affiliates	502	298
Loan receivable from CenTra	1,764	—
Prepaid income taxes	—	4,284
Prepaid expenses and other	5,195	4,168
Deferred income taxes	796	2,359

Total current assets	68,602	107,939

Property and equipment	41,219	48,276
Less accumulated depreciation	(17,388)	(13,476)

Property and equipment – net	23,831	34,800

Deferred income taxes	586	—
Goodwill	3,192	4,748
Intangible assets - net	8,656	8,630
Other assets	417	1,961

Total	$105,284	$158,078

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Dividend payable	$50,000	$—
Lines of credit	31,598	—
Current portion of long-term debt	2,290	—
Accounts payable	21,154	26,726
Accrued expenses	10,879	13,316
Income taxes payable	224	—
Due to CenTra	1,375	1,542

Total current liabilities	117,520	41,134

Long-term liabilities:
Long-term debt	4,110	—
Deferred income taxes	—	2,385
Other long-term liabilities	479	1,387

Total long-term liabilities	4,589	3,772

Shareholders’ (deficit) equity:
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 10,022,500 and 16,117,500 shares, respectively	10,023	16,118
Paid-in capital	—	79,806
Retained earnings	—	17,167
Distributions in excess of CenTra’s contributed capital	(26,848)	—
Accumulated other comprehensive income	—	81

Total shareholders’ (deficit) equity	(16,825)	113,172

Total	$105,284	$158,078

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Income

Years ended December 31, 2003, 2004 and 2005

(In thousands, except per share data)

	2003	2004	2005
Operating revenues:
Truckload	$205,807	$249,114	$332,178
Brokerage	43,000	77,726	147,132
Intermodal	28,891	35,176	52,029

Total operating revenues	277,698	362,016	531,339

Operating expenses:
Purchased transportation	204,947	269,687	406,367
Commissions expense	22,228	27,354	34,678
Other operating expense, net	4,069	5,268	6,596
Selling, general, and administrative	22,570	27,640	37,354
Insurance and claims	6,954	9,602	14,334
Depreciation and amortization	2,863	3,913	4,344

Total operating expenses	263,631	343,464	503,673

Income from operations	14,067	18,552	27,666
Interest income	253	113	756
Interest expense	(499)	(890)	(331)

Income before provision for income taxes	13,821	17,775	28,091
Provision for income taxes	5,103	6,657	10,924

Net income	$8,718	$11,118	$17,167

Earnings per common share:
Basic and diluted	$0.87	$1.11	$1.12

Average common shares outstanding:
Basic and diluted	10,023	10,023	15,372

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Shareholders’ (Deficit) Equity and Comprehensive Income

Years ended December 31, 2003, 2004 and 2005

(In thousands)

	Common stock	Paid-in capital	Retained earnings	Distributions in excess of CenTra’s Contributed Capital	Accumulated Other Comprehensive Income	Total
Balances – January 1, 2003	10,023	15,871	1,423	—	—	27,317
Net income	—	—	8,718	—	—	8,718
Distributions to CenTra	—	—	(4,549)	—	—	(4,549)

Balances – December 31, 2003	10,023	15,871	5,592	—	—	31,486
Net income	—	—	11,118	—	—	11,118
Distributions to CenTra	—	(15,871)	(16,710)	(26,848)	—	(59,429)

Balances – December 31, 2004	10,023	—	—	(26,848)	—	(16,825)
Capital contribution	—	1,835	—	—	—	1,835
Proceeds from issuance of common stock, net of offering costs	6,095	77,971	—	26,848	—	110,914
Comprehensive income
Net income	—	—	17,167	—	—	17,167
Unrealized gain on available for sale investments, net of income taxes of $57	—	—	—	—	81	81

Total comprehensive income						17,248

Balances – December 31, 2005	$16,118	$79,806	$17,167	$—	$81	$113,172

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2004 and 2005

(In thousands)

	2003	2004	2005
Cash flows from operating activities:
Net income	$8,718	$11,118	$17,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,863	3,913	4,344
Loss on disposal of property and equipment	—	9	37
Interest income	—	(57)	—
Bad debt expense	1,366	2,382	1,308
Deferred income taxes	52	(158)	118
Change in assets and liabilities:
Accounts receivable and due from CenTra & affiliates	(7,466)	(9,808)	(13,695)
Prepaid expenses and other	(169)	(3,526)	(517)
Accounts payable and accrued expenses	5,054	6,507	3,869
Due to CenTra	3,542	911	167

Net cash provided by operating activities	13,960	11,291	12,798

Cash flows from investing activities:
Capital expenditures	(3,643)	(5,007)	(11,626)
Proceeds from the sale of property and equipment	—	157	141
Purchases of marketable securities	—	—	(14,218)
Additions to goodwill	—	(89)	(789)
Loans to CenTra	(14,350)	(5,750)	—
Repayment of loans to CenTra	—	—	1,764
Acquisitions	(250)	(14,919)	(1,448)

Net cash used in investing activities	(18,243)	(25,608)	(26,176)

Cash flows from financing activities:
Long-term debt borrowings	1,917	3,304	—
Repayments of long-term debt	(1,829)	(2,786)	(6,400)
Net borrowings under lines of credit	4,820	17,474	(31,598)
Distributions to CenTra	—	(3,194)	(50,000)
Proceeds from issuance of common stock	—	—	113,367
Payment of offering costs	—	—	(2,453)
Acquisition of common stock	(1,000)	—	—

Net cash provided by financing activities	3,908	14,798	22,916

Net increase (decrease) in cash	(375)	481	9,538
Cash and cash equivalents – January 1	798	423	904

Cash and cash equivalents – December 31	$423	$904	$10,442

Supplemental cash flow information:
Cash paid for interest	$477	$813	$444

Cash paid for taxes	$271	$706	$15,183

Fair value of assets acquired, including goodwill	$290	$28,114	$1,491
Debt issued	—	(1,607)	—
Liabilities assumed	(40)	(11,588)	(43)

Net cash paid	$250	$14,919	$1,448

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows - Continued

Years ended December 31, 2003, 2004 and 2005

(In thousands)

Non-cash investing and financing transactions (Note 3):

In 2003, the $5,000,000 loan to CenTra was settled in a non-cash transaction.

In 2003, $560,000 of the 2002 acquisition of common stock was settled in connection with the non-cash transaction described above. The remaining $1,000,000 was paid in 2003.

In 2004, the Company declared a $50,000,000 dividend. The dividend was paid from the net proceeds of the Company’s initial public offering in 2005.

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

In 2005, UTSI exchanged trailers with CenTra, whereby the Company transferred 429 trailers with a book value of $915,000 to CenTra in exchange for 300 trailers. The trailers received by UTSI were recorded at CenTra’s net book value of $4,875,000. A deferred tax liability of $1,125,000 was recorded resulting from the difference in the book and tax bases of the trailers received less the deferred tax liability that existed on the trailers given. Additionally, UTSI recorded a deemed capital contribution of $1,835,000 in connection with this transaction.

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(1)	Summary of Significant Accounting Policies

(a)	Business

Universal Truckload Services, Inc. (UTSI or the Company), through its subsidiaries, operates as an owner operator and agency based truckload motor carrier in the United States and in the Canadian provinces of Ontario and Quebec. Through December 31, 2004, UTSI was a wholly owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of UTSI’s common stock to Matthew T. Moroun and a trust controlled by Manuel J. Moroun, the sole shareholders of CenTra, Inc. CenTra, Inc., its subsidiaries and affiliates are referred to as “CenTra.”

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Am-Can Ltd. (UACL), The Mason & Dixon Lines, Inc. (MADL), Mason Dixon Intermodal, Inc. (MDII), Economy Transport, Inc., Louisiana Transportation, Inc. (LTI), AFA Enterprises, Inc. (AFA), and CrossRoad Carriers, Inc. (CRC). AFA and CRC were acquired in 2004. Their accounts are included for the periods from their respective dates of acquisition through December 31, 2005 (see Note 2). In 2005, the Company completed three acquisitions through its LTI and MDII operating subsidiaries. The accounts of the acquired companies are included from their respective dates of acquisition through December 31, 2005 (see Note 2). All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements present the historical financial position, results of operations, and cash flows of the Company and are not necessarily indicative of what the financial position, results of operations, or cash flows would have been had the Company operated as an unaffiliated company during the periods presented.

Certain reclassifications have been made to the December 31, 2004 balance sheet in order for it to conform to the December 31, 2005 presentation.

(c)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangible assets; valuation allowances for receivables and deferred income tax assets; and liabilities related to insurance claim costs. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with an original maturity of three months or less.

(e)	Marketable Securities

Marketable securities, all of which are available for sale, consist of common stocks and municipal bonds. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(1)	Summary of Significant Accounting Policies - continued

(f)	Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. Past due balances over 240 days and $5,000 are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(g)	Property and Equipment

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

(h)	Intangible Assets

Intangible assets consist of the cost of customer and agent relationships that have been acquired in business combinations. The gross amount recorded for the agent contracts and customer relationships is $9,583,000 and $10,462,000 at December 31, 2004 and 2005, respectively. The agent contracts and customer relationships are being amortized over periods ranging from seven to fifteen years which represents the expected average life of the customer and agent relationships. Accumulated amortization is $927,000 and $1,832,000 as of December 31, 2004 and 2005, respectively.

Estimated amortization expense by year is as follows (in thousands):

2006	$1,000
2007	979
2008	902
2009	816
2010	798
Thereafter	4,135

Total	$8,630

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(1)	Summary of Significant Accounting Policies - continued

(i)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under SFAS 142 “Goodwill and Other Intangible Assets”, UTSI is required to test goodwill for impairment annually or more frequently if an impairment indicator exists. During the third quarter of 2005, UTSI completed its goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded the carrying value of the net assets of each reporting unit. Accordingly, no impairment loss was recognized.

(j)	Income Taxes

Through December 31, 2004, the Company filed a consolidated U.S. federal income tax return with CenTra who determined income taxes for its subsidiaries on a separate return basis. Cash payments for federal income taxes were made to CenTra for all periods through December 31, 2004. Effective for all periods subsequent to January 1, 2005, the Company will file a separate U.S. federal income tax return and has discontinued making cash payments to CenTra for federal income taxes. Historically, the Company has been responsible for filing separate state income tax returns for itself and its subsidiaries.

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

(k)	Freight Revenue and Related Expenses

The Company is the primary obligor when rendering its truckload, brokerage and intermodal services and assumes the corresponding credit risk with customers. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when evidence of an arrangement exists, delivery has occurred at the receiver’s location, the revenue and related expenses are fixed and determinable and collectibility is reasonably assured. Fuel surcharges of $5,443,000, $12,524,000 and $36,668,000 for the years ended December 31, 2003, 2004 and 2005, respectively, are included in operating revenues and purchased transportation.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(1)	Summary of Significant Accounting Policies - continued

(l)	Insurance & Claim Costs

Insurance and claims expense represents premiums paid by the Company and the accruals made for claims within the Company’s self-insured retention amounts. The accruals are primarily related to auto liability, cargo and equipment damage claims. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported claims based on historical experience and for claims expected to exceed the Company’s policy limits. The Company may also make accruals for personal injury and property damage to third parties, and workers’ compensation claims if a claim exceeds UTSI’s insurance coverage. The Company maintains insurance with licensed insurance carriers.

In brokerage arrangements, the Company’s exposure to liability associated with accidents incurred by other third-party carriers, who haul freight on the Company’s behalf, is reduced by various factors including the extent to which the third party providers maintain their own insurance coverage. The Company’s insurance expense varies primarily based upon the frequency and severity of the Company’s accident experience, the market for insurance, the Company’s coverage limits, and self-insured retention amounts.

(m)	Repairs and Maintenance

Repairs and maintenance are expensed as incurred.

(n)	Tires

Tires purchased as part of trailers are capitalized as part of the cost of the equipment. Replacement tires are charged to expense when placed in service.

(o)	Segment Information

UTSI operates in one reportable segment. The Company provides truckload transportation and related services for a wide range of general commodities over irregular routes using dry and specialty vans and un-sided trailers, including flatbed, drop deck, and specialty. Such transportation services are provided to customers throughout the United States and Canada.

(p)	Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents and marketable securities with high quality financial institutions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company’s customers are generally concentrated in the automotive, building materials, machinery and metals industries. Concentration of credit risk relating to accounts receivable is limited by the diversity and number of the Company’s customers with no customer balance representing more than 10% of the Company’s accounts receivable.

(q)	Fair Value of Financial Instruments

For cash and cash equivalents, municipal bonds, accounts receivables, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily redeemable or short-term in nature and the liabilities are short-term in nature. Common stocks are carried at fair market value as determined by quoted market prices. The carrying amounts for the line of credit and long-term debt approximate fair value because the interest rates are adjusted frequently.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(1)	Summary of Significant Accounting Policies - continued

(r)	Stock based Compensation

The Company accounts for stock options pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation is reflected in net income, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share, as if UTSI had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Year Ended December 31,
	2003	2004	2005
Net income, as reported	$8,718	$11,118	$17,167

Less: Total stock based compensation determined using the fair value method, net of income tax	—	—	1,753

Pro forma net income	$8,718	$11,118	$15,414

Earnings per common share – basic
As reported	$0.87	$1.11	$1.12
Pro forma	$0.87	$1.11	$1.00

Earnings per common share - diluted
As reported	$0.87	$1.11	$1.12
Pro forma	$0.87	$1.11	$1.00

(s)	New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), “Share-Based Payment,” to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant date fair value of stock options and other equity based compensation issued to employees in the statement of income. The revised statement generally requires that an entity account for those transactions using the fair value based method and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting. SFAS 123(R) is effective for the Company beginning on January 1, 2006. UTSI will adopt this statement using a modified version of prospective application on January 1, 2006. UTSI did not have any unvested options at December 31, 2005. As such, no compensation expense will be recorded upon adoption of SFAS 123(R). The adoption of this statement will result in compensation expense being recorded for grants of stock or stock options on or after January 1, 2006.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(1)	Summary of Significant Accounting Policies - continued

(s)	New Accounting Standards - continued

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

The allocation of the purchase price, based on the fair value of the assets and liabilities acquired is as follows (in thousands):

Current assets	$8,628
Property and equipment	7,642
Goodwill	3,212
Intangible assets	6,497
Other long-term assets	1,058
Current liabilities	(8,719)
Deferred tax liability	(1,999)
Long-term liabilities	(979)

$15,340

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(2)	Acquisitions - continued

The intangible asset acquired represents AFA’s customer and agency relationships and is amortized over a period of fifteen years.

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

$1,585

The intangible asset acquired represents NYP’s customer relationships and is amortized over a period of seven years.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(2)	Acquisitions - continued

In 2005, UTSI acquired the following three companies for a total cost of $1,448,000, which was paid in cash:

•	Xxtreme Trucking, LLC (Xxtreme) for $100,000 on January 1, 2005. Additionally, UTSI is required to pay cash consideration to the former owner of Xxtreme based on a percentage of all revenues generated during the period from January 1, 2005 to December 31, 2007, up to an aggregate of $650,000. Any additional consideration paid to the former owners of Xxtreme will be treated as an additional cost of acquiring Xxtreme and will be recorded as goodwill. Xxtreme is a regional provider of truckload and brokerage services primarily in the Southern United States.

•	Marc Largent, Inc. (Largent) for $873,000 on October 14, 2005. Additionally, UTSI is required to pay cash consideration to the former owner of Largent based on a percentage of all revenues generated during the period from October 14, 2005 to October 13, 2008. Any additional consideration paid to the former owner of Largent will be treated as an additional cost of acquiring Largent and will be recorded as goodwill. Largent is a regional provider of intermodal services primarily in the Western United States.

•	Diamond Logistics of Houston, Inc. (Diamond) for $475,000 on November 17, 2005. Additionally, UTSI is required to pay cash consideration to the former owners of Diamond based on a percentage of all revenues generated during the period from November 17, 2005 to November 16, 2008. Any additional consideration paid to the former owners of Diamond will be treated as an additional cost of acquiring Diamond and will be recorded as goodwill. Diamond is a regional provider of intermodal services primarily in the Southwestern United States.

The pro forma effect of these acquisitions has been omitted as the effect is immaterial to UTSI’s results of operations, financial position and cash flows. The allocation of the purchase price of these three companies based on the assets acquired is as follows (in thousands):

Intangible asset	$879
Goodwill	612
Accrued liabilities	(43)

$1,448

(3)	Transactions with CenTra and Affiliates

CenTra historically provided management services to UTSI, including legal, human resources, and tax services. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the years ended December 31, 2003, 2004 and 2005 are presented in the table which follows. In connection with the spin-off on December 31, 2004, UTSI entered into a transition services agreement with CenTra that ensures UTSI will continue to have access to these services. Pursuant to the transition services agreement, UTSI has agreed to pay CenTra $305,000 per year. The transition services agreement terminates on December 31, 2006, which will permit UTSI to engage in an orderly transition of the services to our own administrative staff. The level of administrative services can be cut back by UTSI without penalty at any time, but CenTra is not obligated to provide substantial additional services beyond the current level.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(3)	Transactions with CenTra and Affiliates - continued

In addition to the management services described above, UTSI reimburses CenTra for other services. Following is a schedule of services provided and amounts paid for the years ended December 31 (in thousands):

	2003	2004	2005
Management services	$305	$305	$305
Building and terminal rents (month to month basis)	313	320	245
Maintenance services	772	1,001	867
Trailer rents	92	79	63
Health insurance	779	784	1,059

Total	$2,261	$2,489	$2,539

An affiliate of CenTra charged UTSI approximately $6,237,000 in 2003, $7,494,000 in 2004 and $10,509,000 in 2005 for personal liability and property damage insurance.

Operating revenues for the years ended December 31, 2003, 2004 and 2005 include approximately $7,791,000, $3,557,000 and $940,000, respectively, of freight services provided to CenTra. Related accounts receivable due from CenTra and affiliates was $502,000 and $298,000 as of December 31, 2004 and 2005, respectively. Purchased transportation for 2005 includes $7,146,000, of transportation services provided by CenTra to CrossRoad Carriers. Related accounts payable due to CenTra was $433,000 at December 31, 2005. The Company provides certain computer services to a subsidiary of CenTra. Amounts charged for such services totaled $146,000 in 2004 and $179,000 in 2005 and are reflected as a reduction of selling, general, and administrative expenses in the statement of income.

In 2002, UTSI loaned $5,000,000 to CenTra. During 2003, UTSI loaned CenTra and its affiliates an additional $14,350,000. The Company earned interest of $253,000 on these loans in 2003. On December 31, 2003, the loans to CenTra were settled. In connection with the settlement, the Company acquired certain property from CenTra. The Company has recorded the property at its net book value of $3,546,000. For tax purposes, the Company recorded the property at its estimated fair market value of $10,616,000. Due to the difference between the book and tax value of the property, a deferred tax asset of $2,733,000 was created. $8,522,000 was used to settle additional amounts owed to CenTra primarily consisting of income taxes. The remaining amount of $4,549,000 was classified as a distribution to CenTra.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(3)	Transactions with CenTra and Affiliates - continued

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(3)	Transactions with CenTra and Affiliates - continued

In May 2005, the Company exchanged equipment with CenTra whereby UTSI transferred 429 of its older trailers with a net book value of $915,000 to CenTra in exchange for 300 newer trailers owned by CenTra. The Company believes the exchange qualifies as a tax-free exchange under the Internal Revenue Code. UTSI paid CenTra $1,000,000, the difference in fair values of the trailers given and received. UTSI recorded the trailers it received at $4,875,000, CenTra’s net book value. For tax purposes, UTSI recorded the trailers at $1,535,000, UTSI’s tax basis in the trailers given of $535,000 plus the $1,000,000 of consideration paid. A deferred tax liability of $1,125,000 was recorded resulting from the difference in the book and tax bases of the trailers received less the deferred tax liability that existed on the trailers given. Additionally, UTSI recorded a deemed capital contribution equaling $1,835,000, the net book value of trailers received less the net book value of the trailers given, the consideration paid and the deferred tax liability recorded.

(4)	Retirement Plans

CenTra sponsored a 401(k) defined contribution benefit plan that covered the employees of UTSI. The expense for the Company match for UTSI employees was $35,000 in 2003. In June 2004, the Company created a separate 401(k) plan for its employees, excluding the employees of AFA, and segregated the plan assets from the CenTra sponsored plan. The plan matches contributions up to $600 for employees who are not considered highly compensated. The expense for the Company match in 2004 and 2005 was $45,000 and $53,000, respectively.

AFA maintains a Simplified Employee Pension Plan, which covers all full-time employees. Eligibility requirements include completion of one year of service and attaining the age of 21. Contributions to the plan are at management’s discretion. Contributions for the period from August 8, 2004, the date of acquisition, through December 31, 2004 and for the year ended December 31, 2005 were $87,000 and $184,000, respectively.

(5)	Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2003	2004	2005
Balance at beginning of year	$1,110	$1,623	$3,439
Allowance established upon acquisition of AFA	—	150	—
Bad debt expense	1,366	2,382	1,308
Uncollectible accounts written off	(853)	(716)	(2,275)

Balance at end of year	$1,623	$3,439	$2,472

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(6)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2004	2005
Trailers	$22,940	$21,282
Tractors	1,430	2,582
Computer equipment and software	1,267	1,806
Office and miscellaneous equipment	3,039	3,451
Land and buildings	12,543	13,220
Construction in process	—	5,935

	41,219	48,276
Less accumulated depreciation and amortization	(17,388)	(13,476)

Total	$23,831	$34,800

(7)	Income Taxes

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2003	2004	2005
Current:
Federal	$4,709	$6,181	$9,163
State	342	634	1,643
Deferred:
Federal	28	(124)	63
State	24	(34)	55

Total	$5,103	$6,657	$10,924

Deferred income taxes at December 31 consist of the following (in thousands):

	2004		2005
	Current	Long-term	Current	Long-term
Deferred tax assets:
Allowance for doubtful accounts	$831	$—	$723	$—
Property and equipment	—	988	—	—
Accrued expenses	1,140	—	2,791	—

Total	1,971	988	3,514	—

Deferred tax liabilities:
Prepaid expenses	(1,175)	—	(1,155)	—
Property and equipment	—	—	—	(2,143)
Other assets	—	(402)	—	(242)

Total	(1,175)	(402)	(1,155)	(2,385)

Net deferred tax asset (liability)	$796	$586	$2,359	$(2,385)

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(7)	Income Taxes - continued

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

The provision for federal and state income taxes differs from the statutory rates as follows:

	2003	2004	2005
Federal statutory rate	35%	35%	35%
State – net of federal benefit	2	2	4

Effective tax rate	37%	37%	39%

(8)	Accrued Expenses

Accrued expenses consist of the following items at December 31 (in thousands):

	2004	2005
Taxes, interest, and insurance	$1,559	$948
Cargo claims	1,303	1,825
Auto liability claims	400	2,500
Commissions	575	1,176
Payroll related items	1,687	1,999
Driver escrow liabilities	2,711	3,001
Due to former AFA shareholder	1,607	—
Other	1,037	1,867

Total	$10,879	$13,316

(9)	Debt

In March 2002, the Company established a line of credit with First Tennessee Bank, secured by the accounts receivable of UACL and MADL. The line of credit agreement provided for maximum borrowings of $20,000,000 and contained certain restrictive covenants to be maintained by UACL and MADL, including limitations on the payment of dividends. Borrowings on the line of credit were at an interest rate of LIBOR as of the first day of the calendar month plus 1.65%. On June 29, 2004, the Company’s line of credit agreement was amended, increasing its maximum borrowings to $40,000,000 and changing the interest rate to LIBOR as of the first day of the calendar month plus 1.80%. The amended line of credit agreement was secured by all of the Company’s accounts receivable, except AFA and CrossRoad Carriers, Inc., and contained various restrictive covenants. In August 2005, the Company’s line of credit was further amended, reducing maximum borrowings to $20,000,000, decreasing the interest rate to LIBOR as of the first day of the calendar month plus 1.65% (effective rate of 6.5% at December 31, 2005) and extending its expiration date to August 31, 2006. The amended line of credit agreement is secured by the accounts receivable of UACL and MADL and contains various financial and restrictive covenants to be maintained by the Company, UACL and MADL. Amounts outstanding at December 31, 2004 and 2005 were $30,094,000 and $0, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

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

Equipment purchased by UACL from CenTra in 2002 was financed by three promissory notes with Key Equipment Finance in the amount $4,998,000 and were secured by the equipment. The notes contained certain restrictive covenants to be maintained by UACL. The notes carried an interest rate of LIBOR as determined as of the 28th day of the month plus 1.53% and were payable in monthly fixed principal payments of $147,000 plus interest, through January 2005. The loans had an outstanding balance of $147,000 at December 31, 2004.

In 2003, the Company purchased 100 trailers from an unrelated party. The equipment purchase was financed by two promissory notes with Key Equipment Finance totaling $1,917,000. The loans were secured by the equipment. The notes carried an interest rate of LIBOR as determined as of the 28th day of the month plus 1.7%, were payable in monthly fixed principal payments of $32,490 plus interest, through 2008 and had an outstanding balance of $1,462,000 at December 31, 2004. The Key Equipment notes were paid in full in April 2005.

In August and October 2004, UACL entered into three promissory notes with General Electric Capital Corporation totaling $2,460,000. The proceeds of these notes were used to finance the purchase of trailers. The notes were secured by the trailers purchased and were payable in monthly installments of $50,783, including interest at a weighted average rate of 5.57% through May 2009. The agreements also contained customary representations and warranties, affirmative and negative covenants, and events of default. The loans had an outstanding balance of $2,318,000 at December 31, 2004. The notes were paid in full in April 2005.

AFA had twelve loans and capital lease obligations outstanding with various financial institutions, with outstanding balances totaling $1,640,000 at December 31, 2004. The loans and capital lease obligations were payable in monthly installments of approximately $115,000 including interest at rates ranging from 4.84% to 13.95% and were secured by property and equipment. These loans and capital lease obligations were paid in full at various times throughout 2005.

In October and December 2004, MDII entered into two promissory notes with Key Equipment Finance totaling $844,000. The loans had an outstanding balance of $834,000 at December 31, 2004. The proceeds from the notes were used to acquire container chassis. The notes were secured by the chassis purchased and were payable in monthly installments of $20,436 plus interest at rates ranging from LIBOR plus 1.75% to 4.98%. The notes were due to mature in December 2007 and July 2009. The loan agreement underlying these notes required MDII to maintain various affirmative and negative covenants. These notes were paid in full in April 2005.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(10)	Operating Leases

The Company leases office space, terminal yards and equipment under non-cancelable operating leases. Total rent expense amounted to approximately $782,000, $941,000 and $1,284,000 for 2003, 2004 and 2005, respectively. It is expected that in the ordinary course of business that leases will be renewed or replaced as they expire. Future minimum rental payments under non-cancelable operating leases having remaining terms in excess of one year are as follows (in thousands):

2006	$264
2007	152
2008	26
2009	26
2010	27
Thereafter	114

Total	$609

(11)	Contingencies

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

(13)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan (“the Plan”), which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. None of the options were forfeited or exercised in 2005.

The estimated grant date fair value of the stock options granted during the year ended December 31, 2005 was $10.88 per share and was determined using the Black-Scholes option-pricing model. The assumptions used in estimating the grant date fair value are as follows:

Underlying share price	$22.50
Exercise price of the option	$22.50
Expected dividend rate	0.0%
Expected volatility	39.57%
Expected term of the option (in years)	7
Risk-free interest rate	4.02%

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(14)	Initial Public Offering

On February 10, 2005, UTSI completed an initial public offering of 5,300,000 shares of common stock at $20.00 per share. After underwriting discounts and the payment of offering costs, UTSI received net proceeds of $96,127,000. The proceeds from the offering were used to pay the $50,000,000 dividend declared to CenTra and to repay all amounts outstanding under UTSI’s secured lines of credit.

On March 11, 2005, the underwriters exercised their over-allotment option to purchase an additional 795,000 shares of common stock. The aggregate offering price of the shares of common stock issued and sold in connection with the over-allotment option is $15,900,000. UTSI paid an additional $1,113,000 in underwriting discounts and commissions, resulting in additional proceeds of $14,787,000.

(15)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

For the year ended December 31, 2005, 260,000 options purchase shares of common stock, were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(16)	Quarterly Financial Data (unaudited)

	2004
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$72,240	$78,711	$96,956	$114,109

Operating income	3,171	4,622	4,787	5,973

Income before income taxes	3,054	4,528	4,598	5,595
Provision for income taxes	1,148	1,643	1,753	2,112

Net income	$1,906	$2,885	$2,845	$3,483

Earnings per common share:
Basic	$0.19	$0.29	$0.28	$0.35
Diluted	$0.19	$0.29	$0.28	$0.35
Average common shares outstanding:
Basic	10,023	10,023	10,023	10,023
Diluted	10,023	10,023	10,023	10,023

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2004 and 2005

(16)	Quarterly Financial Data (unaudited) - continued

	2005
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$120,945	$127,516	$135,637	$147,241

Operating income	5,784	6,921	7,402	7,559

Income before income taxes	5,619	7,071	7,600	7,801
Provision for income taxes	2,135	2,687	2,955	3,147

Net income	$3,484	$4,384	$4,645	$4,654

Earnings per common share:
Basic	$0.26	$0.27	$0.29	$0.29
Diluted	$0.26	$0.27	$0.29	$0.29
Average common shares outstanding:
Basic	13,159	16,118	16,118	16,118
Diluted	13,159	16,118	16,118	16,118

(17)	Subsequent Events

In 2006, UTSI acquired the following two companies:

•	Assure Intermodal, LLC (Assure) for $2,730,000 in cash on January 3, 2006. Additionally, UTSI is required to pay cash consideration to the former owners of Assure based on a percentage of all revenues generated during the period from January 3, 2006 to January 2, 2009. Any additional consideration paid to the former owners of Assure will be treated as an additional cost of acquiring Assure and will be recorded as goodwill. Assure is a regional provider of truckload and brokerage services primarily in the Southern United States. Assure will operate as part of MDII.

•	DeJewels, Inc. (DeJewels) for $1,100,000 on February 13, 2006. Additionally, UTSI is required to pay cash consideration to the former owner of DeJewels based on a percentage of all revenues generated during the period from February 13, 2006 to February 12, 2008. Any additional consideration paid to the former owner of DeJewels will be treated as an additional cost of acquiring DeJewels and will be recorded as goodwill. DeJewels is a regional provider of intermodal services primarily in the Western United States. DeJewels will operate as part of MDII.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with accountants on accounting and financial disclosure during 2005.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the SEC filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Directors and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference. The information required by this Item concerning Director Independence, the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is set forth under the captions “Compensation of Directors and Executive Officers,” “Summary Compensation Table,” “Number of Securities Underlying Options Granted”, “Aggregated Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values,” “Report of the Compensation Committee on Executive Compensation,” “Performance Comparison” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity and Related Stockholder Matters” in Part II, Item 5 of this report, and is incorporated by reference herein.

The information required by this Item pursuant to Item 403 of Regulation S-K is set forth under the caption “Security Ownership by Management and Others” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption “Transactions With Management and Others” and “Certain Business Relationships” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Report of the Audit Committee” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	32
Consolidated Balance Sheets	33
Consolidated Statements of Income	34
Consolidated Statements of Shareholders’ (Deficit) Equity and Comprehensive Income	35
Consolidated Statements of Cash Flows	36
Notes to Consolidated Financial Statements	38

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

10.14	Tax Separation Agreement, dated as of December 31, 2004, between CenTra, Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.15	Transitional Services Agreement, dated as of December 31, 2004, between the Registrant and CenTra, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.16	Fourth Amendment to Loan Agreement, dated as of December 27, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.17	Debt Subordination Agreement, dated as of December 27, 2004, by and among CenTra, Inc., Universal Truckload Services, Inc., and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.18+	Universal Truckload Services, Inc. Incentive Compensation Plan C, Calendar Years 2004 – 2006 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2005 (Commission File No. 000-51142))

10.19+	Amendment No. 1, dated September 28, 2005, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2004 (Commission File No. 000-51142))

10.20	Fifth Amendment to Loan Agreement, dated as of August 31, 2005, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Lines, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.21	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.22	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

21*	Subsidiaries of Universal Trucking Services, Inc.

23.1*	Consent of KPMG LLP

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

By:	/S/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: March 20, 2006

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Donald B. Cochran and Robert E. Sigler, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ Donald B. Cochran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2006
Donald B. Cochran

/S/ Robert E. Sigler Robert E. Sigler	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 20, 2006

/S/ Matthew T. Moroun	Chairman of the Board	March 20, 2006
Matthew T. Moroun

/S/ Manuel J. Moroun	Director	March 20, 2006
Manuel J. Moroun

/S/ Joseph J. Casaroll	Director	March 20, 2006
Joseph J. Casaroll

/S/ Angelo A. Fonzi	Director	March 20, 2006
Angelo A. Fonzi

/S/ Daniel C. Sullivan	Director	March 20, 2006
Daniel C. Sullivan

/S/ Richard P. Urban	Director	March 20, 2006
Richard P. Urban

/S/ Ted B. Wahby	Director	March 20, 2006
Ted B. Wahby

Exhibit Index

Exhibit No.	Description
2.1	Purchase Agreement, dated as of August 12, 2004, between Angelo A. Fonzi and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended on December 10, 2004 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Form of indemnification agreement entered into by the Registrant with each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.2+	Universal Truckload Services, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.3+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Don Cochran (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.4+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Bob Sigler (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.5+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Leo Blumenauer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.6+	Consulting Agreement, dated as of August 12, 2004, between Universal Am-Can, Ltd. And Angelo A. Fonzi (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.7+	Covenant Not to Compete, dated as of August 12, 2004, between Angelo A. Fonzi, Universal Am-Can, Ltd. and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.8	Second Amendment to Loan Agreement, dated as of June 29, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason-Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.9	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.10	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.11	First Amendment to Security Agreement, dated as of June 29, 2004, by and between Mason Dixon Intermodal, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.12	Security Agreement, dated as of June 29, 2004, by and between Economy Transport, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.13	Security Agreement, dated as of June 29, 2004, by and between Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.14	Tax Separation Agreement, dated as of December 31, 2004, between CenTra, Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.15	Transitional Services Agreement, dated as of December 31, 2004, between the Registrant and CenTra, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.16	Fourth Amendment to Loan Agreement, dated as of December 27, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.17	Debt Subordination Agreement, dated as of December 27, 2004, by and among CenTra, Inc., Universal Truckload Services, Inc., and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.18+	Universal Truckload Services, Inc. Incentive Compensation Plan C, Calendar Years 2004 – 2006 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2005 (Commission File No. 000-51142))

10.19+	Amendment No. 1, dated September 28, 2005, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2004 (Commission File No. 000-51142))

10.20	Fifth Amendment to Loan Agreement, dated as of August 31, 2005, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Lines, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.21	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.22	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

21*	Subsidiaries of Universal Trucking Services, Inc.

23.1*	Consent of KPMG LLP

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.