Form 10-K/A
period 2005-12-31
Universal Truckload Services, Inc.
filed 2006-03-22
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Universal Truckload Services, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 20, 2006 (the “Original Filing”). The purpose for the filing of this Amendment is solely to correct a typographical error in the Consolidated Balance Sheet as of December 31, 2005. Accounts Payable at December 31, 2005 was $26,276,000 versus $26,726,000, as previously filed. This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing.

In addition, we have filed the following exhibits herewith:

23.1	Consent of KPMG LLP

31.3	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.4	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.2	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Except as otherwise stated herein, no other information contained in the Original Filing is amended by this Amendment.

The filing of this amendment shall not be deemed an admission that the previous filings, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

/s/ KPMG LLP

Detroit, Michigan

March 17, 2006

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

December 31, 2004 and 2005

(In thousands, except share data)

	2004	2005
Assets
Current assets:
Cash and cash equivalents	$904	$10,442
Marketable securities	—	14,356
Accounts receivable – net	59,441	72,032
Due from CenTra and affiliates	502	298
Loan receivable from CenTra	1,764	—
Prepaid income taxes	—	4,284
Prepaid expenses and other	5,195	4,168
Deferred income taxes	796	2,359

Total current assets	68,602	107,939

Property and equipment	41,219	48,276
Less accumulated depreciation	(17,388)	(13,476)

Property and equipment – net	23,831	34,800

Deferred income taxes	586	—
Goodwill	3,192	4,748
Intangible assets – net	8,656	8,630
Other assets	417	1,961

Total	$105,284	$158,078

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Dividend payable	$50,000	$—
Lines of credit	31,598	—
Current portion of long-term debt	2,290	—
Accounts payable	21,154	26,276
Accrued expenses	10,879	13,316
Income taxes payable	224	—
Due to CenTra	1,375	1,542

Total current liabilities	117,520	41,134

Long-term liabilities:
Long-term debt	4,110	—
Deferred income taxes	—	2,385
Other long-term liabilities	479	1,387

Total long-term liabilities	4,589	3,772

Shareholders’ (deficit) equity:
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 10,022,500 and 16,117,500 shares, respectively	10,023	16,118
Paid-in capital	—	79,806
Retained earnings	—	17,167
Distributions in excess of CenTra’s contributed capital	(26,848)	—
Accumulated other comprehensive income	—	81

Total shareholders’ (deficit) equity	(16,825)	113,172

Total	$105,284	$158,078

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

By:	/S/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: March 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Donald B. Cochran Donald B. Cochran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2006

/S/ Robert E. Sigler Robert E. Sigler	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 22, 2006

* Matthew T. Moroun	Chairman of the Board	March 22, 2006

* Manuel J. Moroun	Director	March 22, 2006

* Joseph J. Casaroll	Director	March 22, 2006

* Angelo A. Fonzi	Director	March 22, 2006

* Daniel C. Sullivan	Director	March 22, 2006

* Richard P. Urban	Director	March 22, 2006

* Ted B. Wahby	Director	March 22, 2006

By:	/S/ Robert E. Sigler
Robert E. Sigler Attorney-in-fact

Exhibit Index

Exhibit No.	Description
2.1	Purchase Agreement, dated as of August 12, 2004, between Angelo A. Fonzi and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended on December 10, 2004 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Form of indemnification agreement entered into by the Registrant with each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.2+	Universal Truckload Services, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.3+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Don Cochran (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.4+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Bob Sigler (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.5+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Leo Blumenauer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.6+	Consulting Agreement, dated as of August 12, 2004, between Universal Am-Can, Ltd. And Angelo A. Fonzi (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.7+	Covenant Not to Compete, dated as of August 12, 2004, between Angelo A. Fonzi, Universal Am-Can, Ltd. and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.8	Second Amendment to Loan Agreement, dated as of June 29, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason-Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.9	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.10	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.11	First Amendment to Security Agreement, dated as of June 29, 2004, by and between Mason Dixon Intermodal, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.12	Security Agreement, dated as of June 29, 2004, by and between Economy Transport, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.13

Security Agreement, dated as of June 29, 2004, by and between Louisiana Transportation, Inc.

and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.14	Tax Separation Agreement, dated as of December 31, 2004, between CenTra, Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.15	Transitional Services Agreement, dated as of December 31, 2004, between the Registrant and CenTra, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.16	Fourth Amendment to Loan Agreement, dated as of December 27, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.17	Debt Subordination Agreement, dated as of December 27, 2004, by and among CenTra, Inc., Universal Truckload Services, Inc., and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.18+	Universal Truckload Services, Inc. Incentive Compensation Plan C, Calendar Years 2004 – 2006 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2005 (Commission File No. 000-51142))

10.19+	Amendment No. 1, dated September 28, 2005, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2004 (Commission File No. 000-51142))

10.20	Fifth Amendment to Loan Agreement, dated as of August 31, 2005, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Lines, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.21	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.22	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

21*	Subsidiaries of Universal Trucking Services, Inc.

23.1**	Consent of KPMG LLP

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.4**	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission on March 20, 2006.
**	Filed herewith.
+	Indicates a management contract, compensatory plan or arrangement.