Form 10-Q
period 2006-04-01
Universal Truckload Services, Inc.
filed 2006-05-05
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, issued and outstanding as of May 4, 2006, was 16,117,500.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

April 1, 2006 and December 31, 2005

(In thousands, except share data)

	April 1, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,095	$10,442
Marketable securities	15,947	14,356
Accounts receivable – net of allowance for doubtful accounts of $2,659 and $2,472, respectively	74,584	72,032
Due from CenTra and affiliates	135	298
Prepaid income taxes	1,646	4,284
Prepaid expenses and other	7,711	4,168
Deferred income taxes	2,461	2,359

Total current assets	113,579	107,939

Property and equipment	50,663	48,276
Less accumulated depreciation	(14,004)	(13,476)

Property and equipment – net	36,659	34,800

Goodwill	5,160	4,748
Intangible assets – net of accumulated amortization of $2,179 and $1,832, respectively	11,445	8,630
Other assets	465	1,961

Total	$167,308	$158,078

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,434	$26,276
Accrued expenses	14,785	13,316
Due to CenTra	1,542	1,542

Total current liabilities	45,761	41,134

Long-term liabilities:
Deferred income taxes	2,518	2,385
Other long-term liabilities	1,204	1,387

Total long-term liabilities	3,722	3,772

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 16,117,500 shares	16,118	16,118
Paid-in capital	79,806	79,806
Retained earnings	21,729	17,167
Accumulated other comprehensive income	172	81

Total shareholders’ equity	117,825	113,172

Total	$167,308	$158,078

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

Thirteen Weeks ended April 1, 2006 and April 2, 2005

(In thousands, except per share data)

	2006	2005
Operating revenues:
Truckload	$87,319	$74,074
Brokerage	38,120	36,155
Intermodal	20,446	10,716

Total operating revenues	145,885	120,945

Operating expenses:
Purchased transportation	110,875	91,525
Commissions expense	9,456	7,610
Other operating expense, net	1,961	1,833
Selling, general, and administrative	11,288	9,457
Insurance and claims	3,847	3,701
Depreciation and amortization	1,270	1,035

Total operating expenses	138,697	115,161

Income from operations	7,188	5,784

Interest income	250	29

Interest expense	—	(194)

Income before provision for income taxes	7,438	5,619

Provision for income taxes	2,876	2,135

Net income	$4,562	$3,484

Earnings per common share:
Basic	$0.28	$0.26
Diluted	$0.28	$0.26

Average common shares outstanding:
Basic	16,118	13,159
Diluted	16,129	13,159

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirteen Weeks ended April 1, 2006 and April 2, 2005

(In thousands)

	2006	2005
Cash flows from operating activities:
Net income	$4,562	$3,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,270	1,035
Loss on disposal of property and equipment	34	22
Bad debt expense	251	499
Deferred income taxes	(31)	(349)
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	(2,640)	(4,605)
Prepaid expenses, income taxes and other	934	(54)
Accounts payable and accrued expenses	3,013	4,997
Due to CenTra	—	(433)

Net cash provided by operating activities	7,393	4,596

Cash flows from investing activities:
Capital expenditures	(2,886)	(1,055)
Proceeds from the sale of property and equipment	294	61
Purchases of marketable securities	(1,438)	—
Repayment of loans to CenTra	—	1,764
Additions to goodwill	(251)	(224)
Acquisition of businesses	(2,459)	(100)

Net cash (used in) provided by investing activities	(6,740)	446

Cash flows from financing activities:
Repayments of long-term debt	—	(2,067)
Net repayments under lines of credit	—	(31,598)
Payment of dividend	—	(50,000)
Proceeds from the issuance of common stock, net of offering costs	—	110,905

Net cash provided by financing activities	—	27,240

Net increase in cash and cash equivalents	653	32,282
Cash and cash equivalents – beginning of period	10,442	904

Cash and cash equivalents – end of period	$11,095	$33,186

Supplemental cash flow information:
Cash paid for interest	$—	$307

Cash paid for taxes	$281	$308

Fair value of assets acquired, including goodwill	$3,890	$100
Debt issued	(1,371)	—
Liabilities assumed	(60)	—

Acquisition of businesses	$2,459	$100

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying consolidated financial statements of Universal Truckload Services, Inc. and its wholly owned subsidiaries (the Company or UTSI) have been prepared by UTSI, without audit by an independent registered public accounting firm. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 in the Company’s Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission.

The Company’s fiscal year ends on December 31. The Company’s fiscal year consists of four quarters, each with thirteen weeks.

(2)	Transactions with CenTra and Affiliates

UTSI’s former parent, Centra, Inc., or CenTra, has historically provided management services to UTSI, including treasury, legal, human resources, and tax services. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable; however, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the thirteen weeks ended April 1, 2006 and April 2, 2005 are presented in the table below. In connection with UTSI’s spin-off on December 31, 2004, it entered into a transition services agreement with CenTra that ensures UTSI will continue to have access to these services. Pursuant to the transition services agreement, UTSI has agreed to pay CenTra $305,000 per year. The transition services agreement terminates on December 31, 2006, which will permit UTSI to engage in an orderly transition of the services to its own administrative staff. The level of administrative services can be cut back by UTSI without penalty at any time, but CenTra is not obligated to provide substantial additional services beyond the current level.

In addition to management services, UTSI reimburses CenTra for other services. Following is a schedule of services provided and amounts paid to CenTra (in thousands):

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
Management services	$76	$76
Building and terminal rents (month to month basis)	102	76
Maintenance services	165	224
Trailer rents	9	14
Health insurance	321	271

Total	$673	$661

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Transactions with CenTra and Affiliates - continued

An affiliate of CenTra charged UTSI approximately $2,990,000 and $1,633,000 for personal liability and property damage insurance for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively.

Operating revenues for the thirteen weeks ended April 1, 2006 and April 2, 2005 include approximately $150,000 and $316,000, respectively, of freight services provided to CenTra. Related accounts receivable due from CenTra and affiliates was $135,000 and $298,000 as of April 1, 2006 and December 31, 2005, respectively. During the thirteen weeks ended April 1, 2006 and April 2, 2005, UTSI paid CenTra $2,195,000 and $1,397,000, respectively, for transportation services provided to UTSI.

The Company provides certain computer services to a subsidiary of CenTra. Amounts charged for such services totaled $60,000 and $29,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively and are reflected as a reduction of selling, general, and administrative expenses in the statements of income.

(3)	Debt

In March 2002, the Company established a line of credit with First Tennessee Bank, secured by the accounts receivable of Universal Am-Can, Ltd., or UACL, and Mason & Dixon Lines, Inc., or MADL. The line of credit agreement provided for maximum borrowings of $20,000,000 and contained certain restrictive covenants to be maintained by UACL and MADL, including limitations on the payment of dividends. Borrowings on the line of credit were at an interest rate of LIBOR as of the first day of the calendar month plus 1.65%. On June 29, 2004, the Company’s line of credit agreement was amended, increasing its maximum borrowings to $40,000,000 and changing the interest rate to LIBOR as of the first day of the calendar month plus 1.80%. The amended line of credit agreement was secured by all of the Company’s accounts receivable, except AFA Enterprises, Inc. and CrossRoad Carriers, Inc., and contained various restrictive covenants. In August 2005, the Company’s line of credit was further amended, reducing maximum borrowings to $20,000,000, decreasing the interest rate to LIBOR as of the first day of the calendar month plus 1.65% (effective rate of 6.5% at April 1, 2006) and extending its expiration date to August 31, 2006. The amended line of credit agreement is secured by the accounts receivable of UACL and MADL and contains various financial and restrictive covenants to be maintained by the Company, UACL and MADL. The Company did not have any amounts outstanding under its line of credit at April 1, 2006 or December 31, 2005.

(4)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Earnings Per Share - continued

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Weighted average number of common shares	16,118	13,159
Incremental shares from assumed exercise of stock options	11	—

Weighted average number of common shares and common share equivalents	16,129	13,159

At April 2, 2005, 260,000 options were outstanding to purchase shares of common stock, which were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(5)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan (or “the Plan”), which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, mature in seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income from the Plan, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. As of April 1, 2006, none of the stock options were forfeited or exercised. The intrinsic value of all outstanding stock options as of April 1, 2006 and April 2, 2005 was $663,000 and $0 respectively.

The following table illustrates the effect on net income and earnings per share from the Plan, as if UTSI had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment.”

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
Net income, as reported	$4,562	$3,484
Less: Total stock based compensation determined using the fair value method, net of income tax	—	1,753

Pro forma net income	$4,562	$1,731

Earnings per common share – basic
As reported	$0.28	$0.26
Pro forma	$0.28	$0.13
Earnings per common share - diluted
As reported	$0.28	$0.26
Pro forma	$0.28	$0.13

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Stock Based Compensation - continued

The estimated grant date fair value of the stock options granted during the thirteen weeks ended April 2, 2005 was $10.88 per share and was determined using the Black-Scholes option-pricing model. The assumptions used in estimating the grant date fair value are as follows:

Underlying share price	$22.50
Exercise price of the option	$22.50
Expected dividend rate	0.0%
Expected volatility	39.57%
Expected term of the option (in years)	7
Risk-free interest rate	4.02%

(7)	Acquisitions

In 2006, UTSI acquired the following companies for a total cost of $3,830,000, which was paid in cash:

•	Assure Intermodal, LLC, or Assure, for $2,730,000 on January 3, 2006. Through April 1, 2006 $2,184,000 of the purchase price was paid in cash. The remaining $546,000 is included in accounts payable at April 1, 2006. Additionally, UTSI is required to pay cash consideration to the former owners of Assure based on a percentage of all revenues generated during the period from January 3, 2006 to January 2, 2009. Any additional consideration paid to the former owners of Assure will be treated as an additional cost of acquiring Assure and will be recorded as goodwill. Assure is a regional provider of truckload and brokerage services primarily in the Southern United States. Assure will operate as part of UTSI’s wholly-owned subsidiary Mason Dixon Intermodal, Inc. (MDII).

•	DeJewels, Inc., or DeJewels, for $1,100,000 on February 13, 2006. Through April 1, 2006 $275,000 of the purchase price was paid in cash. The remaining $825,000 is included in accounts payable at April 1, 2006. Additionally, UTSI is required to pay cash consideration to the former owner of DeJewels based on a percentage of all revenues generated during the period from February 13, 2006 to February 12, 2008. Any additional consideration paid to the former owner of DeJewels will be treated as an additional cost of acquiring DeJewels and will be recorded as goodwill. DeJewels is a regional provider of intermodal services primarily in the Western United States. DeJewels will operate as part of MDII.

The pro forma effect of these acquisitions has been omitted as the effect is immaterial to UTSI’s results of operations, financial position and cash flows. The preliminary allocation of the purchase price of these two companies is as follows:

Equipment	$566
Intangible assets	3,163
Goodwill	161
Accrued liabilities	(60)

$3,830

The intangible assets acquired represent the acquired companies’ customer relationships and are amortized over a period of seven years.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Comprehensive Income

Comprehensive income includes the following (in thousands).

	Thirteen Weeks Ended April 1, 2006	Thirteen Weeks Ended April 2, 2005
Net income	$4,562	$3,484
Unrealized holding gains on available for sale investments, net of income tax	91	—

Comprehensive income	$4,653	$3,484

(9)	Contingencies

The Company is involved in claims and litigation arising in the ordinary course of business. These matters primarily involve claims for personal injury and property damage incurred in the transportation of freight. Management believes all such claims and litigation are adequately covered by insurance or otherwise reserved for and that adverse results in one or more of those cases would not have a materially adverse effect on the Company’s financial condition. However, if the ultimate outcome of these matters, after provisions thereof, is materially different from the Company’s estimates, they could have a material effect on the Company’s operating results and cash flows in any given quarter or year.

(10)	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant date fair value of stock options and other equity based compensation issued to employees in the statement of income. The revised statement generally requires that an entity account for those transactions using the fair value based method and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting. SFAS 123(R) was effective for the Company on January 1, 2006. The adoption of SFAS No. 123(R) did not have an impact on its financial position, results of operations, cash flows or earnings per share. This statement will result in compensation expense being recorded for grants of stock or stock options on or after January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Company’s financial position, results of operations, cash flows or earnings per share.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Subsequent Event

On May 1, 2006, UTS Realty, LLC, or Realty, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, OH container storage facility. The loan agreement requires quarterly interest payments at a rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. The remaining principal of $550,000 is due at maturity. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $1,000,000 standby letter of credit that expires February 14, 2021. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, OH property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2005, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen weeks ended April 1, 2006, approximately 86.8% of our total operating expenses were variable in nature and our capital expenditures were $2.9 million.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended April 1, 2006 and April 2, 2005, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Operating revenues	100%	100%
Operating expenses:
Purchased transportation	76.0	75.7
Commissions expense	6.5	6.3
Other operating expenses	1.3	1.5
Selling, general and administrative	7.7	7.8
Insurance and claims	2.6	3.1
Depreciation and amortization	0.9	0.9

Total operating expenses	95.1	95.2

Operating income	4.9	4.8
Interest income (expense), net	0.2	(0.1)

Income before provision for income taxes	5.1	4.7
Provision for income taxes	2.0	1.8

Net income	3.1%	2.9%

Thirteen Weeks Ended April 1, 2006 Compared to Thirteen Weeks ended April 2, 2005

Operating revenues. Operating revenues for the thirteen weeks ended April 1, 2006 increased by $24.9 million, or 20.6%, to $145.9 million from $120.9 million for the thirteen weeks ended April 2, 2005. The increase in operating revenues is primarily attributable to our 4th quarter 2005 and 1st quarter 2006 acquisitions and improved economic conditions, which contributed to increased freight demand and higher rates. Our 4th quarter 2005 and 1st quarter 2006 acquisitions generated $3.8 million of intermodal revenue. For the thirteen weeks ended April 1, 2006, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.13 from $1.90 for the thirteen weeks ended April 2, 2005. Revenue from our truckload operations increased by $13.2 million, or 17.9%, to $87.3 million for thirteen weeks ended April 1, 2006 from $74.1 million for the thirteen weeks ended April 2, 2005. Revenue from our brokerage operations increased by $2.0 million, or 5.4%, to $38.1 million for the thirteen weeks ended April 1, 2006 compared to $36.2 million for the thirteen weeks ended April 2, 2005. Excluding our 4th quarter 2005 and 1st quarter 2006 acquisitions, revenue from our intermodal support services increased by $5.9 million, or 55.2%, to $16.6 million for the thirteen weeks ended April 1, 2006 from $10.7 million for the thirteen weeks ended April 2, 2005.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended April 1, 2006 increased by $19.4 million, or 21.1%, to $110.9 million from $91.5 million for the thirteen weeks ended April 2, 2005. As a percentage of operating revenues, purchased transportation expense increased to 76.0% for the thirteen weeks ended April 1, 2006 from 75.7% for the thirteen weeks ended April 2, 2005. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to a $6.1 million increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirteen weeks ended April 1, 2006 were $12.0 million compared to $5.9 million for the thirteen weeks ended April 2, 2005.

Commissions expense. Commissions expense for the thirteen weeks ended April 1, 2006 increased by $1.8 million, or 24.3%, to $9.5 million from $7.6 million for the thirteen weeks ended April 2, 2005. As a percentage of operating revenues, commissions expense increased slightly to 6.5% for the thirteen weeks ended April 1, 2006 compared to 6.3% for thirteen weeks ended April 2, 2005. The absolute increase was primarily due to the growth in our operating revenues.

Other operating expense. Other operating expense for the thirteen weeks ended April 1, 2006 increased by $128,000, or 7.0%, to $2.0 million from $1.8 million for the thirteen weeks ended April 2, 2005. As a percentage of operating revenues, other operating expense decreased slightly to 1.3% for the thirteen weeks ended April 1, 2006 from 1.5% for the thirteen weeks ended April 2, 2005. The absolute increase was primarily due to the increase in intermodal activity during the thirteen weeks ended April 1, 2006.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended April 1, 2006 increased by $1.8 million, or 19.4%, to $11.3 million from $9.5 million for the thirteen weeks ended April 2, 2005. As a percentage of operating revenues, selling, general and administrative expense decreased slightly to 7.7% for the thirteen weeks ended April 1, 2006 from 7.8% for the thirteen weeks ended April 2, 2005. The absolute increase in selling, general and administrative expense was primarily a result of a $1.6 million increase in salaries and wages and related payroll taxes and fringe benefits, $804,000 of which resulted from our 4th quarter 2005 and 1st quarter 2006 acquisitions. Additionally, we incurred $236,000 in facility rental costs relating to these acquisitions. The decrease in selling, general and administrative expense as a percent of revenue is a result of increased operating revenues and our holding the increase in selling, general and administrative expense below the operating revenue growth rate primarily because rate increases were a substantial source of our revenue growth and rate increases do not typically result in increases in overhead expenses.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended April 1, 2006 increased by $146,000, or 3.9%, to $3.8 million from $3.7 million for the thirteen weeks ended April 2, 2005. As a percentage of operating revenues, insurance and claims decreased to 2.6% for the thirteen weeks ended April 1, 2006 from 3.1% for the thirteen weeks ended April 2, 2005. The absolute increase was primarily due to an increase in insurance premiums resulting from the growth in our owner-operator provided fleet of tractors which are covered under our liability insurance policies. This increase was partially offset by a reduction in cargo claims during the thirteen weeks ended April 1, 2006.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended April 1, 2006 increased by $235,000, or 22.7%, to $1.3 million from $1.0 million for the thirteen weeks ended April 2, 2005. As a percent of operating revenues, depreciation and amortization remained constant at 0.9%. The absolute increase is primarily a result of a $129,000 increase in amortization expense relating to our 4th quarter 2005 and 1st quarter 2006 acquisitions and depreciation relating to the $2.9 million of capital expenditures in 2006.

Interest expense (income), net. Net interest income for the thirteen weeks ended April 1, 2006 was $250,000 compared to net interest expense of $165,000 for the thirteen weeks ended April 2, 2005. The decrease in net interest expense of $415,000 or 251.5% resulted from the repayment of $38.0 million under our secured lines of credit and secured equipment loans during the thirteen weeks ended April 2, 2005 using the proceeds from our initial public offering. Additionally, in 2006, interest income has been generated on the remaining proceeds from our offering and cash provided by operations.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended April 1, 2006 increased by $741,000, or 34.7%, to $2.9 million from $2.1 million for the thirteen weeks ended April 2, 2005. For the thirteen weeks ended April 1, 2006 and April 2, 2005, we had an effective income tax rate of 38.7% and 38.0%, respectively, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

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

During the thirteen weeks ended April 1, 2006, we made capital expenditures totaling $2.9 million. These expenditures primarily consisted of tractors and trailers.

Through the end of 2006, exclusive of acquisitions, we estimate that we will incur capital expenditures of $9 million to $12 million relating to real property acquisitions, renovations and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. Additionally, we expect to incur capital expenditures of $2 million to $5 million for tractors, trailers and other equipment. We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability under our line of credit and other financing sources and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

We continue to evaluate business development opportunities, including potential acquisitions that fit our strategic plans. There can be no assurance that we will identify any opportunities that fit our strategic plans or that we will be able to execute any such opportunities on terms acceptable to us. Any such opportunities will be financed from available cash on hand and our secured line of credit.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

Secured Lines of Credit

Under our secured line of credit with First Tennessee Bank, as amended on August 31, 2005, our maximum permitted borrowings are $20.0 million. The secured line of credit is collateralized by the accounts receivable of Universal Am-Can, Ltd., or UACL, and Mason & Dixon Lines, Inc., or MADL, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 6.5% at April 1, 2006). The agreement governing our secured line of credit contains various financial and restrictive covenants to be maintained by us, UACL and MADL, including requiring us to maintain a tangible net worth of at least $20.0 million and a ratio of total liabilities to tangible net worth not to exceed 2 to 1. Additionally, UACL and MADL are required to maintain tangible net worth of $3.5 million and $12.5 million, respectively. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities and tangible net worth is defined as net worth, plus subordinated debt, less the value assigned to intangibles in accordance with generally accepted accounting principles. In addition, the agreement may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of April 1, 2006, there were no amounts outstanding under our line of credit.

Discussion of Cash Flows

At April 1, 2006, we had cash and cash equivalents of $11.1 million compared to $10.4 million at December 31, 2005. The increase in cash and cash equivalents of $653,000 for the thirteen weeks ended April 1, 2006 resulted from $7.4 million in cash generated from operations, offset by a $6.7 million of cash used in investing activities.

The $7.4 million in cash provided by operations was generated from $4.6 million of net income, $1.3 million of depreciation and amortization, $251,000 of bad debt expense, a $934,000 decrease in prepaid expenses, income taxes and other assets and an increase in accounts payable and accrued expenses of $3.0 million, offset by a $2.6 million increase in accounts receivable.

Net cash used in investing activities for thirteen weeks ended April 1, 2006 was $6.7 million, consisting primarily of capital expenditures of $2.9 million, the purchase of marketable securities totaling $1.4 million and cash paid for the acquisitions of Assure and DeJewels totaling $2.5 million.

Off Balance Sheet Arrangements

In connection with the 2004 acquisition of Nunn Yoest Principals & Associates, Inc. (NYP), we are required to pay cash consideration to the former owner of NYP based on a percentage of all revenues generated through November 2007.

In connection with the 2005 acquisition of Marc Largent, Inc. (Largent), we are required to pay cash consideration to the former owner of Largent based on a percentage of all revenues generated through October 2008.

In connection with the 2005 acquisition of Diamond Logistics of Houston, Inc. (Diamond), we are required to pay cash consideration to the former owners of Diamond based on a percentage of all revenues generated through November 2008.

In connection with the 2006 acquisition of Assure, we are required to pay cash consideration to the former owners of Assure based on a percentage of all revenues generated through January 2009.

In connection with the 2006 acquisition of DeJewels, we are required to pay cash consideration to the former owner of DeJewels based on a percentage of all revenues generated through February 2008.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2005. There have been no changes in the accounting policies followed by us during the thirteen weeks ended April 1, 2006.

Effect of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of income. The revised SFAS No. 123(R) generally requires that an entity account for those transactions using the fair-value based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) was effective for the Company beginning January 1, 2006. The adoption of SFAS No. 123(R) did not have an impact on our financial position, results of operations of cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on our financial position, results of operations or cash flows.

Effects of Inflation

Management does not believe general inflation has had a material impact on our results of operations or financial condition in the past five years; however, inflation higher than that experienced in the past five years might have an adverse effect on our results of operations.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the second, third and fourth quarters.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is affected by changes in interest rates. Our secured line of credit bears interest at a floating rate equal to LIBOR plus 1.65%. Accordingly, changes in LIBOR would affect the interest rate on and therefore our cost under the line of credit. We currently do not have a balance outstanding under the line of credit.

Included in cash and cash equivalents is $5.1 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

Included in marketable securities is $13.2 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2006, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended April 1, 2006 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are involved in claims and litigation arising in the ordinary course of business. These matters primarily involve claims for personal injury and property damage incurred in the transportation of freight. We believes all such claims and litigation are adequately covered by insurance or otherwise reserved for and that adverse results in one or more of those cases would not have a materially adverse effect on our financial condition; however, if the ultimate outcome of these matters, after provisions thereof, is materially different from our estimates, they could have a material effect on our operating results and cash flows in any given quarter or year. We are not currently involved in any material legal proceedings or litigation.

ITEM 1A: RISK FACTORS

Except as discussed below, there have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2005.

Use of Estimates in Preparation of Our Consolidated Financial Statements

The preparation of our consolidated financial statements requires us to make a number of estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangible assets; valuation allowances for receivables and deferred income tax assets; and liabilities related to insurance claim costs. Actual results could differ from those estimates.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: May 5, 2006	By:	/S/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: May 5, 2006	By:	/S/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer

Exhibit Index

Exhibit No.	Description
2.1	Purchase Agreement, dated as of August 12, 2004, between Angelo A. Fonzi and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended on December 10, 2004 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Form of indemnification agreement entered into by the Registrant with each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.2+	Universal Truckload Services, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.3+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Donald B. Cochran (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.4+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Robert E. Sigler (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.5+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Leo Blumenauer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.6+	Consulting Agreement, dated as of August 12, 2004, between Universal Am-Can, Ltd. and Angelo A. Fonzi (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.7+	Covenant Not to Compete, dated as of August 12, 2004, between Angelo A. Fonzi, Universal Am-Can, Ltd. and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.8	Second Amendment to Loan Agreement, dated as of June 29, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason-Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.9	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.10	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.11	First Amendment to Security Agreement, dated as of June 29, 2004, by and between Mason Dixon Intermodal, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.12	Security Agreement, dated as of June 29, 2004, by and between Economy Transport, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

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