Form 10-Q
period 2006-07-01
Universal Truckload Services, Inc.
filed 2006-08-04
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

or

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

The number of shares of the registrant’s common stock, no par value, issued and outstanding as of August 3, 2006, was 16,117,500.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

July 1, 2006 and December 31, 2005

(In thousands, except share data)

	July 1, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,941	$5,342
Marketable securities	22,618	19,456
Accounts receivable – net of allowance for doubtful accounts of $2,755 and $2,472, respectively	79,274	72,032
Due from CenTra and affiliates	329	298
Prepaid income taxes	164	4,284
Prepaid expenses and other	6,515	4,168
Deferred income taxes	2,767	2,359

Total current assets	117,608	107,939

Property and equipment	54,762	48,276
Less accumulated depreciation	(14,683)	(13,476)

Property and equipment – net	40,079	34,800

Goodwill	5,417	4,748
Intangible assets – net of accumulated amortization of $2,543 and $1,832, respectively	11,082	8,630
Other assets	720	1,961

Total	$174,906	$158,078

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,221	$26,276
Accrued expenses	16,275	13,316
Due to CenTra	—	1,542

Total current liabilities	46,496	41,134

Long-term liabilities:
Long-term debt	1,000	—
Deferred income taxes	2,828	2,385
Other long-term liabilities	1,358	1,387

Total long-term liabilities	5,186	3,772

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 16,117,500 shares	16,118	16,118
Paid-in capital	79,806	79,806
Retained earnings	27,125	17,167
Accumulated other comprehensive income	175	81

Total shareholders’ equity	123,224	113,172

Total	$174,906	$158,078

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

July 1, 2006 and July 2, 2005

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	2006	2005	2006	2005
Operating revenues:
Truckload	$95,843	$79,944	$183,162	$154,018
Brokerage	41,360	35,807	79,480	71,962
Intermodal	22,803	11,765	43,249	22,481

Total operating revenues	160,006	127,516	305,891	248,461

Operating expenses:
Purchased transportation	122,907	97,146	233,782	188,671
Commissions expense	9,939	8,310	19,395	15,920
Other operating expense, net	2,469	1,587	4,430	3,420
Selling, general, and administrative	10,927	9,738	22,215	19,195
Insurance and claims	3,896	2,789	7,743	6,490
Depreciation and amortization	1,372	1,025	2,642	2,060

Total operating expenses	151,510	120,595	290,207	235,756

Income from operations	8,496	6,921	15,684	12,705

Interest income	319	156	569	185

Interest expense	(17)	(6)	(17)	(200)

Income before provision for income taxes	8,798	7,071	16,236	12,690

Provision for income taxes	3,402	2,687	6,278	4,822

Net income	$5,396	$4,384	$9,958	$7,868

Earnings per common share:
Basic	$0.33	$0.27	$0.62	$0.54
Diluted	$0.33	$0.27	$0.62	$0.54

Average common shares outstanding:
Basic	16,118	16,118	16,118	14,630
Diluted	16,184	16,118	16,160	14,630

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Twenty-six Weeks ended July 1, 2006 and July 2, 2005

(In thousands)

	2006	2005
Cash flows from operating activities:
Net income	$9,958	$7,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,642	2,060
Loss on disposal of property and equipment	70	40
Bad debt expense	316	946
Deferred income taxes	(30)	(216)
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	(7,326)	(3,632)
Prepaid expenses, income taxes and other	3,014	1,165
Accounts payable and accrued expenses	5,650	4,699
Due to CenTra	(1,542)	(92)

Net cash provided by operating activities	12,752	12,838

Cash flows from investing activities:
Capital expenditures	(7,223)	(4,523)
Proceeds from the sale of property and equipment	315	78
Purchases of marketable securities	(5,003)	(577)
Proceeds from sale of marketable securities	2,000	—
Repayment of loans to CenTra	—	1,764
Additions to goodwill	(508)	(402)
Acquisition of business	(2,734)	(100)

Net cash used in investing activities	(13,153)	(3,760)

Cash flows from financing activities:
Borrowings under long-term debt	1,000	—
Repayments of long-term debt	—	(6,400)
Net repayments under lines of credit	—	(31,598)
Payment of dividend	—	(50,000)
Proceeds from the issuance of common stock, net of offering costs	—	110,907

Net cash provided by financing activities	1,000	22,909

Net increase in cash and cash equivalents	599	31,987
Cash and cash equivalents – beginning of period	5,342	904

Cash and cash equivalents – end of period	$5,941	$32,891

Supplemental cash flow information:
Cash paid for interest	$17	$312

Cash paid for taxes	$2,253	$3,803

Fair value of assets acquired, including goodwill	$3,890	$100
Debt issued	(1,096)	—
Liabilities assumed	(60)	—

Acquisition of businesses	$2,734	$100

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying consolidated financial statements of Universal Truckload Services, Inc. and its wholly owned subsidiaries (the Company or UTSI) have been prepared by UTSI, without audit by an independent registered public accounting firm. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 in the Company’s Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission.

The Company’s fiscal year ends on December 31. The Company’s fiscal year consists of four quarters, each with thirteen weeks.

Certain reclassifications have been made to the December 31, 2005 balance sheet in order for it to conform to the July 1, 2006 presentation.

(2)	Transactions with CenTra and Affiliates

UTSI’s former parent, Centra, Inc., or CenTra, has historically provided management services to UTSI, including treasury, legal, human resources, and tax services. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable; however, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005 are presented in the table below. In connection with the spin-off on December 31, 2004, UTSI entered into a transition services agreement with CenTra that ensures UTSI will continue to have access to these services. The transition services agreement terminates on December 31, 2006, which will permit UTSI to engage in an orderly transition of the services to its own administrative staff. The level of administrative services can be cut back by UTSI without penalty at any time, but CenTra is not obligated to provide substantial additional services beyond the current level.

In addition to management services, UTSI reimburses CenTra for other services. Following is a schedule of services provided and amounts paid to CenTra (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Management services	$39	$76	$114	$153
Building & terminal rents	88	45	190	121
Maintenance services	198	164	363	388
Trailer rents	8	17	17	31
Health insurance	330	274	651	545

Total	$663	$576	$1,335	$1,238

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(2)	Transactions with CenTra and Affiliates - continued

An affiliate of CenTra charged UTSI $3,051,000 and $2,595,000 for personal liability and property damage insurance for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. Charges for the twenty-six weeks ended July 1, 2006 and July 2, 2005 were $6,041,000 and $5,187,000, respectively.

Operating revenues for the thirteen weeks ended July 1, 2006 and July 2, 2005 includes $139,000 and $198,000, respectively, of freight services provided to CenTra. Operating revenues for the twenty-six weeks ended July 1, 2006 and July 2, 2005 includes $289,000 and $514,000, respectively, of freight services provided to CenTra. Related accounts receivable due from CenTra and affiliates were $329,000 and $298,000 as of July 1, 2006 and December 31, 2005, respectively.

Purchased transportation for the thirteen weeks ended July 1, 2006 and July 2, 2005 includes $3,466,000 and $2,505,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Purchased transportation for the twenty-six weeks ended July 1, 2006 and July 2, 2005 includes $5,661,000 and $3,902,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Related accounts payable of $1,039,000 and $433,000 at July 1, 2006 and December 31, 2005, respectively, are included in accounts payable in the accompanying balance sheet.

The Company provides computer services to CenTra. Charges for such services totaled $63,000 and $29,000 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, and are reflected as a reduction of selling, general & administrative expenses in the statements of income. Charges for the twenty-six weeks ended July 1, 2006 and July 2, 2005 totaled $123,000 and $59,000, respectively.

(3)	Debt

In March 2002, the Company established a line of credit with First Tennessee Bank, secured by the accounts receivable of Universal Am-Can, Ltd., or UACL, and Mason & Dixon Lines, Inc., or MADL. The line of credit agreement provided for maximum borrowings of $20,000,000 and contained certain restrictive covenants to be maintained by UACL and MADL, including limitations on the payment of dividends. Borrowings on the line of credit were at an interest rate of LIBOR as of the first day of the calendar month plus 1.65%. On June 29, 2004, the Company’s line of credit agreement was amended, increasing its maximum borrowings to $40,000,000 and changing the interest rate to LIBOR as of the first day of the calendar month plus 1.80%. The amended line of credit agreement was secured by all of the Company’s accounts receivable, except AFA Enterprises, Inc. and CrossRoad Carriers, Inc., and contained various restrictive covenants. In August 2005, the Company’s line of credit was further amended, reducing maximum borrowings to $20,000,000, decreasing the interest rate to LIBOR as of the first day of the calendar month plus 1.65% (effective rate of 7.0% at July 1, 2006) and extending its expiration date to August 31, 2006. The amended line of credit agreement is secured by the accounts receivable of UACL and MADL and contains various financial and restrictive covenants to be maintained by the Company, UACL and MADL. The Company did not have any amounts outstanding under its line of credit at July 1, 2006 or December 31, 2005. The Company expects to renew or extend its line of credit agreement prior to its expiration on August 31, 2006 at substantially the same terms.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(3)	Debt – continued

On May 1, 2006, UTS Realty, LLC (Realty) received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at a rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. The forgiveness will be recorded as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum, commencing on January 31, 2007. The remaining principal of $550,000 is due at maturity. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $1,000,000 standby letter of credit that expires February 14, 2021. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Weighted average number of common shares	16,118	16,118	16,118	14,630
Incremental shares from assumed exercise of stock options	66	—	42	—

Weighted average number of common shares and common share equivalents	16,184	16,118	16,160	14,630

For both the thirteen and twenty-six weeks ended July 2, 2005, 260,000 options were outstanding to purchase shares of common stock, which were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(5)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan (the Plan), which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, mature in seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income from the Plan, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. As of July 1, 2006, none of the stock options were forfeited or exercised. The intrinsic value of all outstanding options as of July 1, 2006 and July 2, 2005 was $3,024,000 and $0, respectively.

The following table illustrates the effect on net income and earnings per share from the Plan, as if UTSI had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (in thousands, except per share data):

	Thirteen Weeks Ended July 2, 2005	Twenty-six Weeks Ended July 2, 2005
Net income, as reported	$4,384	$7,868
Less: Total stock based compensation determined using the fair value method, net of income tax	—	1,753

Pro forma net income	$4,384	$6,115

Earnings per common share – basic
As reported	$0.27	$0.54
Pro forma	$0.27	$0.42

Earnings per common share - diluted
As reported	$0.27	$0.54
Pro forma	$0.27	$0.42

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(5)	Stock Based Compensation - continued

The estimated grant date fair value of the stock options granted during the twenty-six weeks ended July 2, 2005 was $10.88 per share and was determined using the Black-Scholes option-pricing model. The assumptions used in estimating the grant date fair value were as follows:

Underlying share price	$22.50
Exercise price of the option	$22.50
Expected dividend rate	0.0%
Expected volatility	39.57%
Expected term of the option (in years)	7
Risk-free interest rate	4.02%

(6)	Acquisitions

In 2006, UTSI acquired the following companies for a total cost of $3,830,000, which was paid in cash:

•	Assure Intermodal, LLC, or Assure, for $2,730,000 on January 3, 2006. Through July 1, 2006 $2,184,000 of the purchase price was paid in cash. The remaining $546,000 is included in accounts payable at July 1, 2006. Additionally, UTSI is required to pay cash consideration to the former owners of Assure based on a percentage of all revenues generated during the period from January 3, 2006 to January 2, 2009. Any additional consideration paid to the former owners of Assure will be treated as an additional cost of acquiring Assure and will be recorded as goodwill. Assure is a regional provider of truckload and brokerage services primarily in the Southern United States. Assure operates as part of UTSI’s wholly-owned subsidiary Mason Dixon Intermodal, Inc. (MDII).

•	DeJewels, Inc., or DeJewels, for $1,100,000 on February 13, 2006. Through July 1, 2006 $550,000 of the purchase price was paid in cash. The remaining $550,000 is included in accounts payable at July 1, 2006. Additionally, UTSI is required to pay cash consideration to the former owner of DeJewels based on a percentage of all revenues generated during the period from February 13, 2006 to February 12, 2008. Any additional consideration paid to the former owner of DeJewels will be treated as an additional cost of acquiring DeJewels and will be recorded as goodwill. DeJewels is a regional provider of intermodal services primarily in the Western United States. DeJewels operates as part of MDII.

The pro forma effect of these acquisitions has been omitted as the effect is immaterial to UTSI’s results of operations, financial position and cash flows. The preliminary allocation of the purchase price of these two companies is as follows (in thousands):

Equipment	$566
Intangible assets	3,163
Goodwill	161
Accrued liabilities	(60)

$3,830

The intangible assets acquired represent the acquired companies’ customer relationships and are amortized over a period of seven years.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(7)	Comprehensive Income

Comprehensive income includes the following for the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005 (in thousands).

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$5,396	$4,384	$9,958	$7,868
Unrealized holding gains on available for sale investments, net of income tax	3	46	94	46

Comprehensive income	$5,399	$4,430	$10,052	$7,914

(8)	Contingencies

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

(9)	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant date fair value of stock options and other equity based compensation issued to employees in the statement of income. The revised statement generally requires that an entity account for those transactions using the fair value based method and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting. SFAS No. 123(R) was effective for the Company on January 1, 2006. The adoption of SFAS No. 123(R) did not have an impact on its financial position, results of operations, cash flows or earnings per share. This statement will result in compensation expense being recorded for grants of stock or stock options on or after January 1, 2006.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(9)	Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

(10)	Subsequent Events

Effective July 10, 2006, the Company acquired certain assets of Noble and Pitts, Inc., or Noble & Pitts. Noble and Pitts provides primarily flatbed and brokerage trucking services throughout the United States. Noble & Pitts operates through a contractor network of independent sales agents and owner-operators. The aggregate purchase price was $9,000,000 in cash. The Company used cash and marketable securities on hand to finance the acquisition. The acquisition will be accounted for using the purchase method of accounting. The Company has not finalized the allocation of the purchase price.

On July 31, 2006, the Company acquired certain assets of TriStar Express N.C., Inc., or TriStar. TriStar is a regional provider of intermodal and brokerage services primarily in the Western United States. TriStar operates through a contractor network of independent owner-operators. The purchase price consists of $3,200,000 in cash plus additional cash consideration to be paid to the former owner based on a percentage of all revenues generated during the period from August 1, 2006 through July 31, 2009. The Company used cash and marketable securities on hand to finance the acquisition. The acquisition will be accounted for using the purchase method of accounting. The Company has not finalized the allocation of the purchase price.

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

Overview

We are primarily a non-asset based provider of transportation services to shippers throughout the United States and in the Canadian provinces of Ontario and Quebec. We offer flatbed and dry van trucking services, as well as rail-truck and steamship-truck intermodal and truck brokerage services. We primarily operate through a contractor network of independent sales agents and owner-operators of tractors and trailers. In return for their services, we pay our agents and owner-operators a percentage of the revenue they generate for us.

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and twenty-six weeks ended July 1, 2006, approximately 87.7% and 87.2%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $4.3 million and $7.2 million, respectively.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005, as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	76.8	76.2	76.4	75.9
Commissions expense	6.2	6.5	6.3	6.4
Other operating expenses	1.5	1.2	1.4	1.4
Selling, general and administrative	6.8	7.6	7.3	7.7
Insurance and claims	2.4	2.2	2.5	2.6
Depreciation and amortization	0.9	0.8	0.9	0.8

Total operating expenses	94.7	94.6	94.9	94.9

Operating income	5.3	5.4	5.1	5.1
Interest income, net	0.2	0.1	0.2	0.0

Income before provision for income taxes	5.5	5.5	5.3	5.1
Provision for income taxes	2.1	2.1	2.1	1.9

Net income	3.4%	3.4%	3.3%	3.2%

Twenty-six Weeks Ended July 1, 2006 Compared to Twenty-six Weeks ended July 2, 2005

Operating revenues. Operating revenues for the twenty-six weeks ended July 1, 2006 increased by $57.4 million, or 23.1%, to $305.9 million from $248.5 million for the twenty-six weeks ended July 2, 2005. The increase in operating revenues is primarily attributable to our 4th quarter 2005 and 1st quarter 2006 acquisitions and improved economic conditions, which contributed to increased freight demand and higher rates. Our 4th quarter 2005 and 1st quarter 2006 acquisitions generated $9.8 million of intermodal revenue. For the twenty-six weeks ended July 1, 2006, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.14 from $1.94 for the twenty-six weeks ended July 2, 2005. Revenue from our truckload operations increased by $29.1 million, or 18.9%, to $183.2 million for twenty-six weeks ended July 1, 2006 from $154.0 million for the twenty-six weeks ended July 2, 2005. Revenue from our brokerage operations increased by $7.5 million, or 10.4%, to $79.5 million for the twenty-six weeks ended July 1, 2006 compared to $72.0 million for the twenty-six weeks ended July 2, 2005. Excluding the effect of our 4th quarter 2005 and 1st quarter 2006 acquisitions, revenue from our intermodal support services increased by $10.9 million, or 48.7%, to $33.4 million for the twenty-six weeks ended July 1, 2006 from $22.5 million for the twenty-six weeks ended July 2, 2005.

Purchased transportation. Purchased transportation expense for the twenty-six weeks ended July 1, 2006 increased by $45.1 million, or 23.9%, to $233.8 million from $188.7 million for the twenty-six weeks ended July 2, 2005. As a percentage of operating revenues, purchased transportation expense increased to 76.4% for the twenty-six weeks ended July 1, 2006 from 75.9% for the twenty-six weeks ended July 2, 2005. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The increase in purchased transportation as a percent of operating revenues is due to a $14.6 million increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the twenty-six weeks ended July 1, 2006 were $27.6 million compared to $13.0 million for the twenty-six weeks ended July 2, 2005.

Commissions expense. Commissions expense for the twenty-six weeks ended July 1, 2006 increased by $3.5 million, or 21.8%, to $19.4 million from $15.9 million for the twenty-six weeks ended July 2, 2005.

As a percentage of operating revenues, commissions expense decreased to 6.3% for the twenty-six weeks ended July 1, 2006 compared to 6.4% for twenty-six weeks ended July 2, 2005. The absolute increase was primarily due to the growth in our operating revenues. The decrease in commissions expense as a percentage of revenue primarily results from the increase in fuel surcharges during the twenty-six weeks ended July 1, 2006. No commissions are paid on fuel surcharges.

Other operating expense. Other operating expense for the twenty-six weeks ended July 1, 2006 increased by $1.0 million, or 29.5%, to $4.4 million from $3.4 million for the twenty-six weeks ended July 2, 2005. As a percentage of operating revenues, other operating expense remained constant at 1.4%. The absolute increase was primarily due to the increase in intermodal activity during the twenty-six weeks ended July 1, 2006 and additional fuel tax expense recorded as a result of a fuel tax audit completed during the twenty-six weeks ended July 1, 2006.

Selling, general and administrative. Selling, general and administrative expense for the twenty-six weeks ended July 1, 2006 increased by $3.0 million, or 15.7%, to $22.2 million from $19.2 million for the twenty-six weeks ended July 2, 2005. As a percentage of operating revenues, selling, general and administrative expense decreased to 7.3% for the twenty-six weeks ended July 1, 2006 from 7.7% for the twenty-six weeks ended July 2, 2005. The absolute increase in selling, general and administrative expense principally results from a $3.2 million increase in salaries and wages and related payroll taxes and fringe benefits, which primarily results from our 4th quarter 2005 and 1st quarter 2006 acquisitions and the increase in intermodal activity. Additionally, we incurred $568,000 in facility rental costs relating to our intermodal acquisitions and new intermodal terminals. These increases were offset by a $630,000 decrease in bad debt expense primarily resulting from increased collection efforts and reduction in legal claims expense. During the twenty-six weeks ended July 2, 2005 we recorded $275,000 legal settlement. The decrease in selling, general and administrative expense as a percent of revenue is a result of increased operating revenues and our holding the increase in selling, general and administrative expense below the operating revenue growth rate primarily because rate increases were a substantial source of our revenue growth and rate increases do not typically result in increases in overhead expenses.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended July 1, 2006 increased by $1.3 million, or 19.3%, to $7.7 million from $6.5 million for the twenty-six weeks ended July 2, 2005. As a percentage of operating revenues, insurance and claims decreased slightly to 2.5% for the twenty-six weeks ended July 1, 2006 from 2.6% for the twenty-six weeks ended July 2, 2005. The absolute increase was primarily due to an increase in insurance premiums resulting from the growth in our owner-operator provided fleet of tractors which are covered under our liability insurance policies and an increase in insurance rates.

Depreciation and amortization. Depreciation and amortization for the twenty-six weeks ended July 1, 2006 increased by $582,000, or 28.3%, to $2.6 million from $2.1 million for the twenty-six weeks ended July 2, 2005. As a percent of operating revenues, depreciation and amortization increased slightly to 0.9% for the twenty-six weeks ended July 1, 2006 compared to 0.8% for the twenty-six weeks ended July 2, 2005. The absolute increase is primarily a result of a $273,000 increase in amortization expense relating to our 4th quarter 2005 and 1st quarter 2006 acquisitions and depreciation relating to the $7.2 million of capital expenditures in 2006.

Interest expense (income), net. Net interest income for the twenty-six weeks ended July 1, 2006 was $552,000 compared to net interest expense of $15,000 for the twenty-six weeks ended July 2, 2005. The decrease in net interest expense of $567,000 resulted from the repayment of $38.0 million under our secured lines of credit and secured equipment loans during the twenty-six weeks ended July 2, 2005 using the proceeds from our initial public offering. Additionally, in 2006, interest income has been generated on the remaining proceeds from our offering and cash provided by operations.

Provision for income taxes. Provision for income taxes for the twenty-six weeks ended July 1, 2006 increased by $1.5 million, or 30.2%, to $6.3 million from $4.8 million for the twenty-six weeks ended July 2, 2005. For the twenty-six weeks ended July 1, 2006 and July 2, 2005, we had an effective income tax rate of 38.7% and 38.0%, respectively, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

Thirteen Weeks Ended July 1, 2006 Compared to Thirteen Weeks ended July 2, 2005

Operating revenues. Operating revenues for the thirteen weeks ended July 1, 2006 increased by $32.5 million, or 25.5%, to $160.0 million from $127.5 million for the thirteen weeks ended July 2, 2005. The increase in operating revenues is primarily attributable to our 4th quarter 2005 and 1st quarter 2006 acquisitions and improved economic conditions, which contributed to increased freight demand and higher rates. For the thirteen weeks ended July 1, 2006, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.14 from $1.98 for the thirteen weeks ended July 2, 2005. Revenue from our truckload operations increased by $15.9 million, or 19.9%, to $95.8 million for thirteen weeks ended July 1, 2006 from $79.9 million for the thirteen weeks ended July 2, 2005. Revenue from our brokerage operations increased by $5.6 million, or 15.5%, to $41.4 million for the thirteen weeks ended July 1, 2006 compared to $35.8 million for the thirteen weeks ended July 2, 2005. Excluding the effect of our 4th quarter 2005 and 1st quarter 2006 acquisitions, revenue from our intermodal support services increased by $5.0 million, or 42.8%, to $16.8 million for the thirteen weeks ended July 1, 2006 from $11.8 million for the thirteen weeks ended July 2, 2005.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended July 1, 2006 increased by $25.8 million, or 26.5%, to $122.9 million from $97.1 million for the thirteen weeks ended July 1, 2006. As a percentage of operating revenues, purchased transportation expense increased to 76.8% for the thirteen weeks ended July 1, 2006 from 76.2% for the thirteen weeks ended July 2, 2005. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The increase in purchased transportation as a percent of operating revenues is due to an $8.0 million increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirteen weeks ended July 1, 2006 were $15.6 million compared to $7.6 million for the thirteen weeks ended July 2, 2005.

Commissions expense. Commissions expense for the thirteen weeks ended July 1, 2006 increased by $1.6 million, or 19.6%, to $9.9 million from $8.3 million for the thirteen weeks ended July 2, 2005. As a percentage of operating revenues, commissions expense decreased to 6.2% for the thirteen weeks ended July 1, 2006 compared to 6.5% for thirteen weeks ended July 2, 2005. The absolute increase was primarily due to the growth in our operating revenues. The decrease in commissions expense as a percentage of revenue primarily results from the increase in fuel surcharges during the twenty-six weeks ended July 1, 2006. No commissions are paid on fuel surcharges.

Other operating expense. Other operating expense for the thirteen weeks ended July 1, 2006 increased by $882,000, or 55.6%, to $2.5 million from $1.6 million for the thirteen weeks ended July 2, 2005. As a percentage of operating revenues, other operating expense increased to 1.5% for the thirteen weeks ended July 1, 2006 compared to 1.2% for the thirteen weeks ended July 2, 2005. The absolute increase was primarily due to the increase in intermodal activity during the thirteen weeks ended July 1, 2006 and additional fuel tax expense recorded as a result of a fuel tax audit completed during the thirteen weeks ended July 1, 2006.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended July 1, 2006 increased by $1.2 million, or 12.2%, to $10.9 million from $9.7 million for the thirteen weeks ended July 2, 2005. As a percentage of operating revenues, selling, general and administrative expense decreased to 6.8% for the thirteen weeks ended July 1, 2006 from 7.6% for the thirteen weeks ended July 2, 2005. The absolute increase in selling, general and administrative expense principally results from a $1.6 million increase in salaries and wages and related payroll taxes and fringe benefits primarily resulting from our 4th quarter 2005 and 1st quarter 2006 acquisitions and the increase in intermodal activity. Additionally, we incurred $313,000 in facility rental costs relating to our intermodal acquisitions and new intermodal terminals. These increases were offset by a $382,000 decrease in bad debt expense primarily resulting from increased collection efforts and reduction in legal claims expense. During the thirteen weeks ended July 2, 2005 we recorded $275,000 legal settlement. The decrease in selling, general and administrative expense as a percent of revenue is a result of increased operating revenues and our holding the increase in selling, general and administrative expense below the operating revenue growth rate primarily because rate increases were a substantial source of our revenue growth and rate increases do not typically result in increases in overhead expenses.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended July 1, 2006 increased by $1.1 million or 39.7%, to $3.9 million from $2.8 million for the thirteen weeks ended July 2, 2005. As a percentage of operating revenues, insurance and claims increased to 2.4% for the thirteen weeks ended July 1, 2006 from 2.2% for the thirteen weeks ended July 2, 2005. The absolute increase was primarily due to an increase in insurance premiums resulting from the growth in our owner-operator provided fleet of tractors which are covered under our liability insurance policies and an increase in insurance rates.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended July 1, 2006 increased by $347,000, or 33.9%, to $1.4 million from $1.0 million for the thirteen weeks ended July 2, 2005. As a percent of operating revenues, depreciation and amortization increased slightly to 0.9% for the thirteen weeks ended July 1, 2006 compared to 0.8% for the thirteen weeks ended July 2, 2005. The absolute increase is primarily a result of a $144,000 increase in amortization expense relating to our 4th quarter 2005 and 1st quarter 2006 acquisitions and depreciation relating to the $7.2 million of capital expenditures in 2006.

Interest income, net. Net interest income for the thirteen weeks ended July 1, 2006 was $302,000 compared to $150,000 for the thirteen weeks ended July 2, 2005. The increase in net interest income of $152,000 or 101.3% resulted from interest earned on the investment of the proceeds from our initial public offering and cash provided by operations.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended July 1, 2006 increased by $715,000, or 26.6%, to $3.4 million from $2.7 million for the thirteen weeks ended July 2, 2005. For the thirteen weeks ended July 1, 2006 and July 2, 2005, we had an effective income tax rate of 38.7% and 38.0%, respectively, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

Liquidity and Capital Resources

Our primary sources of liquidity are the net proceeds from our initial public offering, funds generated by operations, and our revolving secured line of credit with First Tennessee Bank.

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

During the thirteen and twenty-six weeks ended July 1, 2006, we made capital expenditures totaling $4.3 million and $7.2 million, respectively. These expenditures primarily consisted primarily of real estate, tractors and trailers.

Through the end of 2006, exclusive of acquisitions, we estimate that we will incur additional capital expenditures of $4.5 million to $6.2 million relating to real property acquisitions, renovations and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. Additionally, we expect to incur capital expenditures of $1.5 million to $3.0 million for tractors, trailers and other equipment. We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability under our line of credit and other financing sources and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

In July 2006, we acquired certain assets of Noble and Pitts, Inc., or Noble & Pitts. Noble and Pitts provides primarily flatbed and brokerage trucking services throughout the United States. Noble & Pitts operates through a contractor network of independent sales agents and owner-operators. The aggregate purchase price was $9,000,000 in cash. We used cash and marketable securities on hand to finance the acquisition.

In July 2006, we acquired certain assets of TriStar Express N.C., Inc., or TriStar. TriStar is a regional provider of intermodal and brokerage services primarily in the Western United States. TriStar operates through a contractor network of independent owner-operators. The purchase price consists of $3,200,000 in cash plus additional cash consideration to be paid to the former owner based on a percentage of all revenues generated during the period from August 1, 2006 through July 31, 2009. We used cash and marketable securities on hand to finance the acquisition.

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

Secured Line of Credit

Under our secured line of credit with First Tennessee Bank, as amended on August 31, 2005, our maximum permitted borrowings are $20.0 million. The secured line of credit is collateralized by the accounts receivable of Universal Am-Can, Ltd., or UACL, and Mason & Dixon Lines, Inc., or MADL, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 7.0% at July 1, 2006). The agreement governing our secured line of credit contains various financial and restrictive covenants to be maintained by us, UACL and MADL, including requiring us to maintain a tangible net worth of at least $20.0 million and a ratio of total liabilities to tangible net worth not to exceed 2 to 1. Additionally, UACL and MADL are required to maintain tangible net worth of $3.5 million and $12.5 million, respectively. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities and tangible net worth is defined as net worth, plus subordinated debt, less the value assigned to intangibles in accordance with generally accepted accounting principles. In addition, the agreement may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of July 1, 2006, there were no amounts outstanding under our line of credit. We expect to renew or extend our line of credit agreement prior to its expiration on August 31, 2006 at substantially the same terms.

Long-term Debt

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

Discussion of Cash Flows

At July 1, 2006, we had cash and cash equivalents of $5.9 million compared to $5.3 million at December 31, 2005. The increase in cash and cash equivalents of $599,000 for the twenty-six weeks ended July 1, 2006 resulted from $12.8 million in cash generated from operations and $1.0 million in cash generated from financing activities, offset by a $13.2 million of cash used in investing activities.

The $12.8 million in cash provided by operations was generated from $10.0 million of net income, $2.6 million of depreciation and amortization, $316,000 of bad debt expense, a $3.0 million decrease in prepaid expenses, income taxes and other assets and an increase in accounts payable and accrued expenses of $5.7 million, offset by a $7.3 million increase in accounts receivable and a $1.5 million decrease in amounts due to CenTra.

Net cash used in investing activities for twenty-six weeks ended July 1, 2006 was $13.2 million, consisting primarily of capital expenditures of $7.2 million, the purchase of marketable securities totaling $5.0 million and cash paid for the acquisitions of Assure and DeJewels totaling $2.7 million, offset by proceeds from the sale of marketable securities of $2.0 million.

The $1.0 million in cash provided by financing activities was generated from the $1.0 million loan received from the County of Cuyahoga, Ohio.

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

In connection with the 2006 acquisition of TriStar, we are required to pay cash consideration to the former owner of TriStar based on a percentage of all revenues generated through July 2009.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2005. There have been no changes in the accounting policies followed by us during the twenty-six weeks ended July 1, 2006.

Effect of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123(R) to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of income. The revised SFAS No.

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

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

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

Included in marketable securities is $19.5 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2006, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended July 1, 2006 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are involved in claims and litigation arising in the ordinary course of business. These matters primarily involve claims for personal injury and property damage incurred in the transportation of freight. We believe all such claims and litigation are adequately covered by insurance or otherwise reserved for and that adverse results in one or more of those cases would not have a materially adverse effect on our financial condition; however, if the ultimate outcome of these matters, after provisions thereof, is materially different from our estimates, they could have a material effect on our operating results and cash flows in any given quarter or year. We are not currently involved in any material legal proceedings or litigation.

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2005 and our Form 10-Q for the quarterly period ended April 1, 2006.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 1, 2006 at which the following actions were taken:

1.	Our shareholders ratified the appointment of KPMG LLP as our independent registered public accountants for the year ended December 31, 2006. 15,777,324 shares were voted for and 3,583 shares were voted against.

2.	The shareholders elected the following persons to our Board of Directors, and the results of the vote on this matter were as follows:

Name	Voted For	Withheld	Abstained	Broker Non-Votes
Donald B. Cochran	14,043,103	1,737,804	—	—
Matthew T. Moroun	13,927,640	1,853,267	—	—
Manuel J. Moroun	13,927,860	1,853,047	—	—
Daniel C. Sullivan	13,472,793	2,308,114	—	—
Joseph J. Casaroll	15,681,698	99,209	—	—
Richard P. Urban	15,681,698	99,209	—	—
Ted B. Wahby	15,681,698	99,209	—	—
Angelo A. Fonzi	13,085,643	2,695,264	—	—

There were no other directors whose term of office continued after the meeting.

ITEM 5: OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a) Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: August 4, 2006	By:	/s/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: August 4, 2006	By:	/s/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer

Exhibit Index

Exhibit No.	Description
2.1	Purchase Agreement, dated as of August 12, 2004, between Angelo A. Fonzi and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended on December 10, 2004 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Form of indemnification agreement entered into by the Registrant with each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.2+	Universal Truckload Services, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.3+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Donald B. Cochran (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.4+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Robert E. Sigler (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.5+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Leo Blumenauer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.6+	Consulting Agreement, dated as of August 12, 2004, between Universal Am-Can, Ltd. and Angelo A. Fonzi (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.7+	Covenant Not to Compete, dated as of August 12, 2004, between Angelo A. Fonzi, Universal Am-Can, Ltd. and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.8	Second Amendment to Loan Agreement, dated as of June 29, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason-Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.9	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.10	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.11	First Amendment to Security Agreement, dated as of June 29, 2004, by and between Mason Dixon Intermodal, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

Exhibit No.	Description
10.12	Security Agreement, dated as of June 29, 2004, by and between Economy Transport, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.13	Security Agreement, dated as of June 29, 2004, by and between Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.14	Tax Separation Agreement, dated as of December 31, 2004, between CenTra, Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.15	Transitional Services Agreement, dated as of December 31, 2004, between the Registrant and CenTra, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.16	Fourth Amendment to Loan Agreement, dated as of December 27, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.17	Debt Subordination Agreement, dated as of December 27, 2004, by and among CenTra, Inc., Universal Truckload Services, Inc., and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.18+	Universal Truckload Services, Inc. Incentive Compensation Plan C, Calendar Years 2004 – 2006 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2005 (Commission File No. 000-51142))

10.19+	Amendment No. 1, dated September 28, 2005, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2004 (Commission File No. 000-51142))

10.20	Fifth Amendment to Loan Agreement, dated as of August 31, 2005, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Lines, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.21	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.22	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.23+	Amendment No. 2, dated June 29, 2006, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006 (Commission File No. 000-51142))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.