Form 10-Q
period 2006-09-30
Universal Truckload Services, Inc.
filed 2006-11-13
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares of the registrant’s common stock, no par value, issued and outstanding as of November 9, 2006, was 16,117,500.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$65	$5,342
Marketable securities	14,582	19,456
Accounts receivable – net of allowance for doubtful accounts of $3,008 and $2,472, respectively	90,993	72,032
Due from CenTra and affiliates	277	298
Prepaid income taxes	687	4,284
Prepaid expenses and other	6,536	4,168
Deferred income taxes	2,914	2,359

Total current assets	116,054	107,939

Property and equipment	59,344	48,276
Less accumulated depreciation	(15,724)	(13,476)

Property and equipment – net	43,620	34,800

Goodwill	11,146	4,748
Intangible assets – net of accumulated amortization of $3,035 and $1,832, respectively	16,014	8,630
Other assets	914	1,961

Total	$187,748	$158,078

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term borrowings	$290	$—
Accounts payable	32,863	26,276
Accrued expenses and other current liabilities	19,980	13,316
Due to CenTra	—	1,542

Total current liabilities	53,133	41,134

Long-term liabilities:
Long-term debt	1,000	—
Deferred income taxes	3,095	2,385
Other long-term liabilities	1,446	1,387

Total long-term liabilities	5,541	3,772

Shareholders' equity:
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 16,117,500 shares	16,118	16,118
Paid-in capital	79,806	79,806
Retained earnings	32,890	17,167
Accumulated other comprehensive income	260	81

Total shareholders’ equity	129,074	113,172

Total	$187,748	$158,078

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

September 30, 2006 and October 1, 2005

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2006	2005	2006	2005
Operating revenues:
Truckload	$99,505	$84,166	$282,667	$238,184
Brokerage	46,758	38,444	126,238	110,406
Intermodal	25,644	13,027	68,893	35,508

Total operating revenues	171,907	135,637	477,798	384,098

Operating expenses:
Purchased transportation	132,443	104,227	366,225	292,898
Commissions expense	10,834	8,741	30,229	24,661
Other operating expense, net	2,122	1,668	6,552	5,088
Selling, general, and administrative	11,610	8,771	33,825	27,966
Insurance and claims	4,134	3,722	11,877	10,212
Depreciation and amortization	1,611	1,106	4,253	3,166

Total operating expenses	162,754	128,235	452,961	363,991

Income from operations	9,153	7,402	24,837	20,107

Interest income	266	198	836	383

Interest expense	(18)	—	(36)	(200)

Income before provision for income taxes	9,401	7,600	25,637	20,290

Provision for income taxes	3,636	2,955	9,914	7,777

Net income	$5,765	$4,645	$15,723	$12,513

Earnings per common share:
Basic	$0.36	$0.29	$0.98	$0.83
Diluted	$0.36	$0.29	$0.97	$0.83

Average common shares outstanding:
Basic	16,118	16,118	16,118	15,124
Diluted	16,182	16,118	16,168	15,124

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirty-nine Weeks Ended September 30, 2006 and October 1, 2005

(In thousands)

	2006	2005
Cash flows from operating activities:
Net income	$15,723	$12,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,253	3,166
Loss on disposal of property and equipment	75	26
Bad debt expense	575	1,191
Deferred income taxes	33	(710)
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	(19,252)	(11,720)
Prepaid expenses, income taxes and other	3,220	1,199
Accounts payable and accrued expenses and other current liabilities	9,709	6,364
Due to CenTra	(1,542)	(13)

Net cash provided by operating activities	12,794	12,016

Cash flows from investing activities:
Capital expenditures	(8,638)	(5,786)
Proceeds from the sale of property and equipment	342	98
Purchases of marketable securities	(5,025)	(27,525)
Proceeds from sale of marketable securities	10,200	—
Repayment of loans to CenTra	—	1,764
Additions to goodwill	(758)	(602)
Acquisition of businesses	(15,482)	(100)

Net cash used in investing activities	(19,361)	(32,151)

Cash flows from financing activities:
Borrowings under credit agreements	290	—
Borrowings (repayments) of long-term debt	1,000	(6,400)
Net repayments under lines of credit	—	(31,598)
Payment of dividend	—	(50,000)
Proceeds from the issuance of common stock, net of offering costs	—	110,888

Net cash provided by financing activities	1,290	22,890

Net (decrease) increase in cash and cash equivalents	(5,277)	2,755
Cash and cash equivalents – beginning of period	5,342	904

Cash and cash equivalents – end of period	$65	$3,659

Supplemental cash flow information:
Cash paid for interest	$36	$312

Cash paid for taxes	$6,403	$9,289

Fair value of assets acquired, including goodwill	$19,014	$100
Remaining acquisition obligations	(3,048)	—
Liabilities assumed	(484)	—

Acquisition of businesses	$15,482	$100

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

Certain reclassifications have been made to the prior financial statements in order for them to conform to the September 30, 2006 presentation.

(2)	Transactions with CenTra and Affiliates

UTSI’s former parent, CenTra, Inc., or CenTra, has historically provided management services to UTSI, including legal and human resources. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable; however, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005 are presented in the table below. In connection with the spin-off on December 31, 2004, UTSI entered into a transition services agreement with CenTra that ensures UTSI will continue to have access to these services. The transition services agreement terminates on December 31, 2006, which will permit UTSI to engage in an orderly transition of the services to its own administrative staff. The level of administrative services can be cut back by UTSI without penalty at any time, but CenTra is not obligated to provide substantial additional services beyond the current level.

In addition to management services, UTSI purchases other services from CenTra. Following is a schedule of services provided and amounts paid to CenTra (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Management services	$39	$76	$153	$229
Building & terminal rents	118	57	308	178
Maintenance services	248	227	611	615
Trailer rents	7	17	24	48
Health insurance	332	257	983	802

Total	$744	$634	$2,079	$1,872

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(2)	Transactions with CenTra and Affiliates - continued

An affiliate of CenTra charged UTSI $3,224,000 and $2,579,000 for personal liability and property damage insurance for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively. Charges for the thirty-nine weeks ended September 30, 2006 and October 1, 2005 were $9,265,000 and $7,767,000, respectively.

Operating revenues for the thirteen weeks ended September 30, 2006 and October 1, 2005 includes $274,000 and $234,000, respectively, of freight services provided to CenTra. Operating revenues for the thirty-nine weeks ended September 30, 2006 and October 1, 2005 includes $563,000 and $748,000, respectively, of freight services provided to CenTra. Related accounts receivable due from CenTra and affiliates were $277,000 and $298,000 as of September 30, 2006 and December 31, 2005, respectively.

Purchased transportation for the thirteen weeks ended September 30, 2006 and October 1, 2005 includes $4,255,000 and $1,806,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Purchased transportation for the thirty-nine weeks ended September 30, 2006 and October 1, 2005 includes $9,916,000 and $5,708,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Related accounts payable of 851,000 and $433,000 at September 30, 2006 and December 31, 2005, respectively, are included in accounts payable in the accompanying balance sheet.

The Company provides computer services to CenTra. Charges for such services totaled $65,000 and $29,000 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively, and are reflected as a reduction of selling, general & administrative expenses in the statements of income. Charges for the thirty-nine weeks ended September 30, 2006 and October 1, 2005 totaled $188,000 and $88,000, respectively.

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

In August 2005, the Company’s line of credit was further amended, reducing maximum borrowings to $20,000,000, decreasing the interest rate to LIBOR as of the first day of the calendar month plus 1.65% (effective rate of 7.0% at September 30, 2006) and extending its expiration date to August 31, 2006. The amended line of credit agreement is secured by the accounts receivable of UACL and MADL and contains various financial and restrictive covenants to be maintained by the Company, UACL and MADL. The terms of the line of credit agreement have been extended to the period from its initial expiration of August 31, 2006 until November 30, 2006. The Company did not have any amounts outstanding under its line of credit at September 30, 2006 or December 31, 2005.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)	Debt – continued

On May 1, 2006, UTS Realty, LLC (Realty) received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at a rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. The forgiveness will be recorded as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum, commencing on January 31, 2007. The remaining principal of $550,000 is due at maturity. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $1,000,000 standby letter of credit that expires February 14, 2007. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property.

At September 30, 2006, the Company had outstanding short-term borrowings of $290,000 on margin against certain marketable securities the Company holds.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Weighted average number of common shares	16,118	16,118	16,118	15,124
Incremental shares from assumed exercise of stock options	64	—	50	—

Weighted average number of common shares and common share equivalents	16,182	16,118	16,168	15,124

For both the thirteen and thirty-nine weeks ended September 30, 2005, 260,000 options were outstanding to purchase shares of common stock, which were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan (the Plan), which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, mature in seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income from the Plan, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of September 30, 2006 and October 1, 2005 was $902,200 and $0, respectively.

The following table illustrates the effect on net income and earnings per share from the Plan, as if UTSI had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (in thousands, except per share data):

	Thirteen Weeks Ended October 1, 2005	Thirty-nine Weeks Ended October 1, 2005
Net income, as reported	$4,645	$12,513
Less: Total stock based compensation determined using the fair value method, net of income tax	—	1,753

Pro forma net income	$4,645	$10,760

Earnings per common share – basic
As reported	$0.29	$0.83
Pro forma	$0.29	$0.71
Earnings per common share - diluted
As reported	$0.29	$0.83
Pro forma	$0.29	$0.71

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Stock Based Compensation - continued

The estimated grant date fair value of the stock options granted during the thirty-nine weeks ended October 1, 2005 was $10.88 per share and was determined using the Black-Scholes option-pricing model. The assumptions used in estimating the grant date fair value were as follows:

Underlying share price	$22.50
Exercise price of the option	$22.50
Expected dividend rate	0.0%
Expected volatility	39.57%
Expected term of the option (in years)	7
Risk-free interest rate	4.02%

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Beginning of year-January 1, 2006	260,000	$22.50
Granted	—	—
Exercised	—	—
Canceled	—	—

Year to date-September 30, 2006	260,000	$22.50

Exercisable	260,000	$22.50

(6)	Acquisitions

In 2006, UTSI acquired the following companies for a total cost of $18,530,000:

•	Assure Intermodal, LLC, or Assure, for $2,730,000 on January 3, 2006. The Company acquired certain assets of Assure through an Asset Purchase Agreement. Additionally, UTSI is required to pay cash consideration to the former owners of Assure based on a percentage of all revenues generated during the period from January 3, 2006 to January 2, 2009. Any additional consideration paid to the former owners of Assure will be treated as an additional cost of acquiring Assure and will be recorded as goodwill. Assure is a regional provider of intermodal services primarily in the Southern United States. Assure operates as part of UTSI’s wholly-owned subsidiary Mason Dixon Intermodal, Inc. (MDII).

•	DeJewels, Inc., or DeJewels, for $1,100,000 on February 13, 2006. The Company acquired certain assets of DeJewels through an Asset Purchase Agreement. Additionally, UTSI is required to pay cash consideration to the former owner of DeJewels based on a percentage of all revenues generated during the period from February 13, 2006 to February 12, 2008. Any additional consideration paid to the former owner of DeJewels will be treated as an additional cost of acquiring DeJewels and will be recorded as goodwill. DeJewels is a regional provider of intermodal services primarily in the Western United States. DeJewels operates as part of MDII.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

•	Noble and Pitts, Inc., or Noble & Pitts for $9,000,000 on July 10, 2006. The Company acquired certain assets of Noble & Pitts through an Asset Purchase Agreement. Noble and Pitts provides primarily flatbed and brokerage trucking services throughout the United States and operates through a contractor network of independent sales agents and owner-operators. The Company used cash and marketable securities on hand to finance the acquisition.

•	TriStar Express N.C., Inc., or TriStar for $3,200,000 on July 31, 2006. The Company acquired certain assets of TriStar through an Asset Purchase Agreement. Through September 30, 2006, $1,152,000 of the purchase price was paid in cash. The remaining $2,048,000 is included in accrued expenses and other current liabilities at September 30, 2006. Additionally, UTSI is required to pay cash consideration to the former owners of TriStar based on a percentage of all revenues generated during the period from August 1, 2006 to July 31, 2009. Any additional consideration paid to the former owners will be treated as an additional cost of acquiring TriStar and will be recorded as goodwill. TriStar is a regional provider of intermodal and brokerage services primarily in the Western United States and operates through a contractor network of independent owner-operators. The Company used cash and marketable securities on hand to finance the acquisition.

•	Mallard Transport, Inc., or Mallard for $2,500,000 on September 25, 2006. The Company acquired certain assets of Mallard through an Asset Purchase Agreement. Through September 30, 2006, $1,500,000 of the purchase price was paid in cash. The remaining $1,000,000 is included in accrued expenses and other current liabilities at September 30, 2006. Mallard provides primarily flatbed and brokerage trucking services primarily in the Southeastern United States and operates through a contractor network of owner-operators. The Company used cash and marketable securities on hand to finance the acquisition.

The pro forma effect of these acquisitions has been omitted, as the effect is immaterial to UTSI’s results of operations, financial position and cash flows. The preliminary allocation of the purchase price of these companies is as follows (in thousands):

Equipment	$3,779
Intangible assets	8,587
Goodwill	5,640
Other assets	1,008
Accrued liabilities	(484)

$18,530

The intangible assets acquired represent the acquired companies’ customer relationships and are amortized over a period of seven years.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Comprehensive Income

Comprehensive income includes the following for the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005 (in thousands).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income	$5,765	$4,645	$15,723	$12,513
Unrealized holding gains on available for sale investments, net of income tax	85	(17)	179	29

Comprehensive income	$5,850	$4,628	$15,902	$12,542

(8)	Contingencies

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant date fair value of stock options and other equity based compensation issued to employees in the statement of income. The revised statement generally requires that an entity account for those transactions using the fair value based method and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting. SFAS No. 123(R) was effective for the Company on January 1, 2006. The adoption of SFAS No. 123(R) did not have an impact on its financial position, results of operations, cash flows or earnings per share. This statement will result in compensation expense being recorded for grants of stock or stock options on or after January 1, 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has completed its assessment as it relates to federal income taxes and believes once adopted, there will not be an impact on the Company’s financial statements. The Company is currently evaluating the potential impact of this interpretation as it relates to taxation at the state income tax levels.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company believes once adopted, SAB 108 will not have an impact on the Company’s financial statements.

(10)	Commitments

On October 24, 2006, the Board of Directors approved, subject to the completion of a due diligence investigation, the purchase of a furnished office building in Warren, Michigan for $4.675 million, which is intended to be used as it’s corporate headquarters. The Company expects to complete the purchase in the fourth quarter of 2006. The Company is currently reviewing the use or sale of its facilities currently owned in Warren, Michigan.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and thirty-nine weeks ended September 30, 2006, approximately 88.0% and 87.5%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $1.4 million and $8.6 million, respectively.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005, as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	77.0	76.8	76.6	76.3
Commissions expense	6.3	6.4	6.3	6.4
Other operating expenses	1.2	1.2	1.4	1.3
Selling, general and administrative	6.8	6.5	7.1	7.3
Insurance and claims	2.4	2.7	2.5	2.7
Depreciation and amortization	0.9	0.8	0.9	0.8

Total operating expenses	94.7	94.5	94.8	94.8

Operating income	5.3	5.5	5.2	5.2
Interest income, net	.1	.1	.2	.1

Income before provision for income taxes	5.5	5.6	5.4	5.3
Provision for income taxes	2.1	2.2	2.1	2.0

Net income	3.4%	3.4%	3.3%	3.3%

Thirty-nine Weeks Ended September 30, 2006 Compared to Thirty-nine Weeks ended October 1, 2005

Operating revenues. Operating revenues for the thirty-nine weeks ended September 30, 2006 increased by $93.7 million, or 24.4%, to $477.8 million from $384.1 million for the thirty-nine weeks ended October 1, 2005. The increase in operating revenues is primarily attributable to our 4th quarter 2005 and 2006 acquisitions. Our 4th quarter 2005 and 2006 acquisitions generated $17.6 million of intermodal revenue. For the thirty-nine weeks ended September 30, 2006, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.16 from $1.99 for the thirty-nine weeks ended October 1, 2005. Revenue from our truckload operations increased by $44.5 million, or 18.7%, to $282.7 million for thirty-nine weeks ended September 30, 2006, of which $8.1 million was attributed to our 2006 acquisitions, from $238.2 million for the thirty-nine weeks ended October 1, 2005. Revenue from our brokerage operations increased by $15.8 million, or 14.3%, to $126.2 million for the thirty-nine weeks ended September 30, 2006 compared to $110.4 million for the thirty-nine weeks ended October 1, 2005. Excluding the effect of our 4th quarter 2005 and 2006 acquisitions, revenue from our intermodal support services increased by $15.8 million, or 44.5%, to $68.9 million for the thirty-nine weeks ended September 30, 2006 from $35.5 million for the thirty-nine weeks ended October 1, 2005.

Purchased transportation. Purchased transportation expense for the thirty-nine weeks ended September 30, 2006 increased by $73.3 million, or 25.0%, to $366.2 million from $292.9 million for the thirty-nine weeks ended October 1, 2005. As a percentage of operating revenues, purchased transportation expense increased to 76.6% for the thirty-nine weeks ended September 30, 2006 from 76.3% for the thirty-nine weeks ended October 1, 2005. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The increase in purchased transportation as a percent of operating revenues is due to a $22.9 million increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirty-nine weeks ended September 30, 2006 were $45.4 million compared to $22.5 million for the thirty-nine weeks ended October 1, 2005.

Commissions expense. Commissions expense for the thirty-nine weeks ended September 30, 2006 increased by 5.6 million, or 22.6%, to $30.2 million from $24.7 million for the thirty-nine weeks ended October 1, 2005. As a percentage of operating revenues, commissions expense decreased to 6.3% for the thirty-nine weeks ended September 30, 2006 compared to 6.4% for thirty-nine weeks ended October 1, 2005. The absolute increase was primarily due to the growth in our operating revenues. The decrease in commissions expense as a percentage of revenue primarily results from the increase in fuel surcharges during the thirty-nine weeks ended September 30, 2006 and to a lesser extent, the proportion of revenue derived by the Company’s agent network and those derived from Company employee managed facilities. No commissions are paid on fuel surcharges.

Other operating expense. Other operating expense for the thirty-nine weeks ended September 30, 2006 increased by $1.5 million, or 28.8%, to $6.6 million from $5.1 million for the thirty-nine weeks ended October 1, 2005. As a percentage of operating revenues, other operating expense increased to 1.4% from 1.3% for the thirty-nine weeks ended October 1, 2005. The absolute increase was primarily due to the increase in intermodal activity during the thirty-nine weeks ended September 30, 2006 and additional fuel tax expense recorded as a result of a fuel tax audit completed during the thirty-nine weeks ended September 30, 2006.

Selling, general and administrative. Selling, general and administrative expense for the thirty-nine weeks ended September 30, 2006 increased by $5.9 million, or 21.0%, to $33.8 million from $28.0 million for the thirty-nine weeks ended October 1, 2005. As a percentage of operating revenues, selling, general and administrative expense decreased to 7.1% for the thirty-nine weeks ended September 30, 2006 from 7.3% for the thirty-nine weeks ended October 1, 2005. The absolute increase in selling, general and administrative expense principally results from a $4.9 million increase in salaries and wages and related payroll taxes and fringe benefits, which primarily results from our 4th quarter 2005 and 2006 acquisitions and the increase in intermodal activity. Additionally, we incurred $971,000 in facility rental costs relating to our intermodal acquisitions and new intermodal terminals. These increases were offset by a $616,000 decrease in bad debt expense primarily resulting from increased collection efforts and reduction in legal claims expense. The decrease in selling, general and administrative expense as a percent of revenue is a result of increased operating revenues and our holding the increase in selling, general and administrative expense below the operating revenue growth rate primarily because rate increases were a substantial source of our revenue growth and rate increases do not typically result in increases in overhead expenses.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended September 30, 2006 increased by $1.7 million, or 16.3%, to $11.9 million from $10.2 million for the thirty-nine weeks ended October 1, 2005. As a percentage of operating revenues, insurance and claims decreased slightly to 2.5% for the thirty-nine weeks ended September 30, 2006 from 2.7% for the thirty-nine weeks ended October 1, 2005. The absolute increase was primarily due to an increase in insurance premiums resulting from the growth in our owner-operator provided fleet of tractors, which are covered under our liability insurance policies and an increase in insurance rates.

Depreciation and amortization. Depreciation and amortization for the thirty-nine weeks ended September 30, 2006 increased by $1.1 million, or 34.3%, to $4.3 million from $3.2 million for the thirty-nine weeks ended October 1, 2005. As a percent of operating revenues, depreciation and amortization increased slightly to 0.9% for the thirty-nine weeks ended September 30, 2006 compared to 0.8% for the thirty-nine weeks ended October 1, 2005. The absolute increase is primarily a result of a $541,000 increase in amortization expense relating to our 4th quarter 2005 and 2006 acquisitions and depreciation relating to $8.6 million of capital expenditures in 2006.

Interest income, net. Net interest income for the thirty-nine weeks ended September 30, 2006 was $800,000 compared to net interest income of $183,000 for the thirty-nine weeks ended October 1, 2005. The increase in net interest income of $617,000 resulted from the repayment of $38.0 million under our secured lines of credit and secured equipment loans during the thirty-nine weeks ended October 1, 2005 using the proceeds from our initial public offering. Additionally, in 2006, interest income has been generated on the remaining proceeds from our offering and cash provided by operations.

Provision for income taxes. Provision for income taxes for the thirty-nine weeks ended September 30, 2006 increased by $2.1 million, or 27.5%, to $9.9 million from $7.8 million for the thirty-nine weeks ended October 1, 2005. For the thirty-nine weeks ended September 30, 2006 and October 1, 2005, we had an effective income tax rate of 38.7% and 38.3%, respectively, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

Thirteen Weeks Ended September 30, 2006 Compared to Thirteen Weeks ended October 1, 2005

Operating revenues. Operating revenues for the thirteen weeks ended September 30, 2006 increased by $36.3 million, or 26.7%, to $171.9 million from $135.6 million for the thirteen weeks ended October 1, 2005. The increase in operating revenues is primarily attributable to our 4th quarter 2005 and 2006 acquisitions and increased revenue in our brokerage services operations. For the thirteen weeks ended September 30, 2006, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.19 from $2.08 for the thirteen weeks ended October 1, 2005. Revenue from our truckload operations increased by $15.3 million, or 18.2%, to $99.5 million for thirteen weeks ended September 30, 2006, of which $8.1 million was attributed to our 2006 acquisitions, from $84.2 million for the thirteen weeks ended October 1, 2005. Revenue from our brokerage operations increased by $8.3 million, or 21.6%, to $46.8 million for the thirteen weeks ended September 30, 2006 compared to $38.4 million for the thirteen weeks ended October 1, 2005. Our 4th quarter 2005 and 2006 acquisitions generated $7.8 million of intermodal revenue. Excluding the effect of our acquisitions, revenue from our intermodal support services increased by $4.8 million, or 36.9%, to $25.6 million for the thirteen weeks ended September 30, 2006 from $13.0 million for the thirteen weeks ended October 1, 2005.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended September 30, 2006 increased by $28.2 million, or 27.1%, to $132.4 million from $104.2 million for the thirteen weeks ended October 1, 2005. As a percentage of operating revenues, purchased transportation expense increased to 77.0% for the thirteen weeks ended September 30, 2006 from 76.8% for the thirteen weeks ended October 1, 2005. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The increase in purchased transportation as a percent of operating revenues is due to an $8.4 million increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirteen weeks ended September 30, 2006 were $17.8 million compared to $9.4 million for the thirteen weeks ended October 1, 2005.

Commissions expense. Commissions expense for the thirteen weeks ended September 30, 2006 increased by $2.1 million, or 23.9%, to $10.8 million from $8.7 million for the thirteen weeks ended October 1, 2005. As a percentage of operating revenues, commissions expense decreased to 6.3% for the thirteen weeks ended September 30, 2006 compared to 6.4% for thirteen weeks ended October 1, 2005. The absolute increase was primarily due to the growth in our operating revenues. The decrease in commissions expense as a percentage of revenue primarily results from the increase in fuel surcharges during the thirteen weeks ended September 30, 2006 and to a lesser extent, the proportion of revenue derived by the Company’s agent network and those derived from Company employee managed facilities. No commissions are paid on fuel surcharges.

Other operating expense. Other operating expense for the thirteen weeks ended September 30, 2006 increased by $454,000, or 27.2%, to $2.1 million from $1.7 million for the thirteen weeks ended October 1, 2005. As a percentage of operating revenues, other operating expense remained constant at 1.2% for the thirteen weeks ended September 30, 2006 compared to the corresponding period of 2005.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended September 30, 2006 increased by $2.8 million, or 32.4%, to $11.6 million from $8.8 million for the thirteen weeks ended October 1, 2005. As a percentage of operating revenues, selling, general and administrative expense increased to 6.8% for the thirteen weeks ended September 30, 2006 from 6.5% for the thirteen weeks ended October 1, 2005. The absolute increase in selling, general and administrative expense principally results from a $1.7 million increase in salaries and wages and related payroll taxes and fringe benefits primarily resulting from our 4th quarter 2005 and 2006 acquisitions and the increase in intermodal activity. Additionally, we incurred $407,000 in facility rental costs relating to our intermodal acquisitions and new intermodal terminals.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended September 30, 2006 increased by $412,000 or 11.1%, to $4.1 million from $3.7 million for the thirteen weeks ended October 1, 2005. As a percentage of operating revenues, insurance and claims decreased to 2.4% for the thirteen weeks ended September 30, 2006 from 2.7% for the thirteen weeks ended October 1, 2005. The absolute increase was primarily due to an increase in insurance premiums resulting from the growth in our owner-operator provided fleet of tractors which are covered under our liability insurance policies, an increase in insurance rates and partially offset by a decrease in claims costs incurred of $708,000.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended September 30, 2006 increased by $505,000, or 45.7%, to $1.6 million from $1.1 million for the thirteen weeks ended October 1, 2005. As a percent of operating revenues, depreciation and amortization increased slightly to 0.9% for the thirteen weeks ended September 30, 2006 compared to 0.8% for the thirteen weeks ended October 1, 2005. The absolute increase is primarily a result of a $272,000 increase in amortization expense relating to our 4th quarter 2005 and 2006 acquisitions and depreciation relating to the $8.6 million of capital expenditures in 2006.

Interest income, net. Net interest income for the thirteen weeks ended September 30, 2006 was $248,000 compared to $198,000 for the thirteen weeks ended October 1, 2005. The increase in net interest income of $50,000 or 25.3% resulted from interest earned on the investment of the proceeds from our initial public offering and cash provided by operations.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended September 30, 2006 increased by $681,000, or 23.0%, to $3.6 million from $3.0 million for the thirteen weeks ended October 1, 2005. For the thirteen weeks ended September 30, 2006 and October 1, 2005, we had an effective income tax rate of 38.7% and 38.9%, respectively, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations and our revolving secured line of credit with First Tennessee Bank.

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

During the thirteen and thirty-nine weeks ended September 30, 2006, we made capital expenditures totaling $1.4 million and $8.6 million, respectively. These expenditures primarily consisted primarily of real estate, tractors and trailers.

Through the end of 2006, exclusive of acquisitions, we estimate that we will incur additional capital expenditures of $6.5 million relating to real property acquisitions, renovations and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. Additionally, we expect to incur capital expenditures of $1.9 million to $3.3 million for tractors, trailers and other equipment. We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability under our line of credit and other financing sources and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

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

Secured Line of Credit

Under our secured line of credit with First Tennessee Bank, as amended on August 31, 2005, our maximum permitted borrowings are $20.0 million. The secured line of credit is collateralized by the accounts receivable of Universal Am-Can, Ltd., or UACL, and Mason & Dixon Lines, Inc., or MADL, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 7.0% at September 30, 2006). The agreement governing our secured line of credit contains various financial and restrictive covenants to be maintained by us, UACL and MADL, including requiring us to maintain a tangible net worth of at least $20.0 million and a ratio of total liabilities to tangible net worth not to exceed

2 to 1. Additionally, UACL and MADL are required to maintain tangible net worth of $3.5 million and $12.5 million, respectively. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities and tangible net worth is defined as net worth, plus subordinated debt, less the value assigned to intangibles in accordance with generally accepted accounting principles. In addition, the agreement may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The terms of the line of credit agreement have been extended to the period from its initial expiration of August 31, 2006 until November 30, 2006. The Company did not have any amounts outstanding under its line of credit at September 30, 2006 or December 31, 2005.

Long-term Debt

On May 1, 2006, UTS Realty, LLC, or Realty, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, OH container storage facility. The loan agreement requires quarterly interest payments at a rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. The remaining principal of $550,000 is due at maturity. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $1,000,000 standby letter of credit that expires February 14, 2007. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, OH property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property.

Discussion of Cash Flows

At September 30, 2006, we had cash and cash equivalents of $65,000 compared to $5.3 million at December 31, 2005. The decrease in cash and cash equivalents of $5.3 million for the thirty-nine weeks ended September 30, 2006 resulted from $12.8 million in cash generated from operations and $1.3 million in cash generated from financing activities, offset by a $19.4 million of cash used in investing activities.

The $12.8 million in cash provided by operations was generated primarily from $15.7 million of net income, $4.3 million of non-cash charges for depreciation and amortization, and an increase in the working capital position of the Company of $7.9 million.

Net cash used in investing activities was $19.4 million, consisting primarily of capital expenditures of $8.6 million, the purchase of marketable securities totaling $5.0 million and cash paid for the 2006 acquisitions totaling $15.5 million, and partially offset by proceeds from the sale of marketable securities of $10.2 million.

The $1.3 million in cash provided by financing activities was generated from the $1.0 million loan received from the County of Cuyahoga, Ohio and short term borrowings of $290,000 on margin against certain marketable securities the Company holds.

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

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Form 10-K for the year ended December 31, 2005. There have been no changes in the accounting policies followed by us during the thirty-nine weeks ended September 30, 2006.

Effect of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123(R) to address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of income. The revised SFAS No. 123(R) generally requires that an entity account for those transactions using the fair-value based method, and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees.'' SFAS No. 123(R) was effective for the Company beginning January 1, 2006. The adoption of SFAS No. 123(R) did not have an impact on our financial position, results of operations of cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has completed its assessment as it relates to federal income taxes and believes once adopted, there will not be an impact on the Company’s financial statements. The Company is currently evaluating the potential impact of this interpretation as it relates to taxation at the state income tax levels.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company believes once adopted, SAB 108 will not have an impact on the Company’s financial statements.

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

Included in marketable securities is $14.6 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 30, 2006 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2005 and our Form 10-Q for the quarterly period ended July 1, 2006.

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

Date: November 13, 2006
	By:	/S/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: November 13, 2006
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

10.14	Tax Separation Agreement, dated as of December 31, 2004, between CenTra, Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.15	Transitional Services Agreement, dated as of December 31, 2004, between the Registrant and CenTra, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.16	Fourth Amendment to Loan Agreement, dated as of December 27, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.17	Debt Subordination Agreement, dated as of December 27, 2004, by and among CenTra, Inc., Universal Truckload Services, Inc., and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.18+	Universal Truckload Services, Inc. Incentive Compensation Plan C, Calendar Years 2004 – 2006 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2005 (Commission File No. 000-51142))

10.19+	Amendment No. 1, dated September 28, 2005, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2004 (Commission File No. 000-51142))

10.20	Fifth Amendment to Loan Agreement, dated as of August 31, 2005, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Lines, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.21	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.22	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.23+	Amendment No. 2, dated June 29, 2006, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006 (Commission File No. 000-51142))

10.24	Agreement of Purchase and Sale of a furnished office building between the Company and Dürr Systems, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006 (Commission File No. 000-51142))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.