Form 10-K
period 2006-12-31
Universal Truckload Services, Inc.
filed 2007-03-20
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

12755 E. Nine Mile Road

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

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of July 1, 2006, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 1, 2006, as reported by The Nasdaq Stock Market, was approximately $208.0 million (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of common stock, no par value, issued and outstanding as of March 6, 2007, was 16,117,500.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2007 Annual Meeting of Shareholders	Part III, Items 10 - 14

UNIVERSAL TRUCKLOAD SERVICES, INC.

2006 ANNUAL REPORT ON FORM 10-K

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

We primarily operate through a contractor network of agents and owner-operators who provide us with approximately 3,700 tractors and approximately 3,000 trailers. At December 31, 2006, the Company had approximately 750 agents. Customer relationships are primarily managed by our agents who solicit freight business directly from shippers and also provide dispatch and other services to our owner-operators. Our owner-operators own, operate and maintain substantially all of the tractors and over 50% of the trailers used in our business. Some of our owner-operators also act as fleet contractors and provide us with multiple tractors and drivers. In return for their services, we pay our agents and owner-operators fixed commissions based on a percentage of the revenue they generate for us. This network of agents and owner-operators allows us to minimize our investment in tractors and trailers, manage our sales effort in a manner we believe is more efficient than employing a large sales staff, and maximize the variable portion of our cost structure. In addition, through our brokerage operations, we are able to expand our capacity by arranging for other carriers to transport shipments when we generate more freight shipments than our owner-operators can service.

We believe our commission schedule, prompt payment practices, industry reputation, financial stability, back office support and national freight network helps us to attract agents and owner-operators. In addition, we acquired the operations of thirteen transportation companies between October 2000 and December 2006. We are continually evaluating new acquisition opportunities.

We were incorporated in Michigan on December 11, 2001. Our principal executive offices are located at 12755 E. Nine Mile Road, Warren, Michigan 48089. Our website address is www.goutsi.com. The information contained on, or accessible through, our website is not a part of this Form 10-K.

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

Industry

According to the American Trucking Association, or ATA, the trucking industry was estimated at approximately $622.9 billion in revenue in 2005 and accounted for approximately 84.3% of domestic spending on freight transportation. The trucking industry is highly competitive on the basis of service and price and is necessary in many industries operating in the United States. Customers generally choose truck transportation over other surface transportation modes due to the industry’s higher levels of reliability, shipment integrity and speed.

The trucking industry includes both private fleets and “for-hire” carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods and, according to the ATA, accounted for approximately $280.1 billion of revenue in 2005. For-hire carriers include both truckload and less-than truckload operations. We primarily operate in the highly fragmented for-hire truckload segment of this market, which according to the ATA generated revenues of approximately $298.3 billion in 2005. Truckload carriers dedicate an entire trailer to one customer from origin to destination and can be further classified by the trailing equipment they use to haul a customer’s freight, such as dry van, temperature-controlled, tank or flatbed.

Our primary source of revenue results from hauling flatbed and dry van freight, which during the year ended December 31, 2006 accounted for $505.1 million, or 78.7% of our revenues. We believe the private fleet market offers significant opportunities for expansion by for-hire carriers, such as ourselves, because shippers increasingly are focused on operating within and conserving capital for, their core competencies, which often do not include freight transportation. In our intermodal support services, which during the year ended December 31, 2006 accounted for $136.5 million or 21.3% of our revenues, we believe that third party logistics companies, railroads and ocean carriers are increasingly seeking efficiencies gained by using companies with greater service offerings, capacity and geographic coverage than the smaller private operators upon which they have historically relied.

Recent economic trends have led to a consolidation of the truckload industry. We believe that the truckload market will continue to experience further consolidation due to a number of economic factors that have forced many smaller carriers to exit the business, merge, or file for bankruptcy. These factors include rising insurance costs, scarcity of capital, volatility of fuel prices, increased prices for new environmentally friendly equipment, purchasing advantages available to larger carriers and customer demand for total service solutions that can only be provided by large carriers. As a result, we believe that larger, better-capitalized companies, like us, will have greater opportunities to gain market share and increase profit margins.

Non-Asset Based Strategy

We employ primarily a non-asset based business model. Substantially all of our tractors and over 50% of our trailers are provided by our owner-operators. In addition, our use of agents reduces our need for sizable non-driver facilities. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our intermodal depot facilities, our headquarters facility and our management information systems. We believe that our business model offers the following advantages compared with primarily asset-based trucking companies that own significant tractor fleets and use an employee sales force:

•

Variable cost structure. We pay our agents and owner-operators a percentage of the revenue they generate, which gives us flexibility to quickly adjust to increases or decreases in customer demand. Additionally, having a high proportion of variable costs reduces our risks of making fixed payments on under-utilized equipment and personnel and minimizes our exposure to fluctuating equipment values. In 2006, approximately 87.5% of our total operating expenses were variable in nature.

•

Reduced capital expenditures. Limiting our investment in tractors and trailers reduces our capital needs and allows us to grow organically using relatively small amounts of cash. This allows us to conserve our financial resources to fund our expansion strategy, including acquisitions. Our operating revenues have grown from $213.3 million in 2001 to $641.6 million in 2006, while we have spent an aggregate of $47.3 million on capital expenditures over the same period of time, excluding property and equipment acquired in connection with the acquisitions of businesses.

•

Higher financial returns. Given similar operating performance, we believe that our low fixed costs and capital expenditure requirements will produce higher returns on our assets than many of our asset-based competitors. We manage our business with a view toward enhancing these returns. In 2006, we achieved a 12.0% return on average assets.

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

Growth Strategy

We believe that our flexible business model offers us substantial opportunities to grow. By continuing to implement our strategy, we believe that we can continue to increase our revenues and profitability, while generating a higher return on assets than many of our asset-based competitors. The key elements of our strategy are as follows:

•

Grow our brokerage operations. Our brokerage services have grown substantially, expanding to $170.6 million in operating revenues in 2006 from $25.7 million in 2001, a compound annual growth rate of 46.0%. In 2006, brokerage services accounted for 26.6% of our operating revenues. We encourage our agents to generate shipping contracts above the levels that can be accommodated by our owner-operators and provide the training and management information systems that enable our agents to broker these contracts to third party carriers. We intend to continue to grow this business because it requires little capital and gives our agents an opportunity to expand their revenues.

•

Make strategic acquisitions. Acquisitions have been an important part of our growth and we continually evaluate strategic acquisition opportunities. Our acquisition plan is to focus on targets that are primarily non-asset based, but we also will consider companies that derive a portion of their business from asset-based operations. Since our predecessor was founded in 1981, we have successfully integrated sixteen acquisitions, thirteen of which we have consummated between October 2000 and December 2006. Our operational integration strategy is to centralize administrative functions of acquired businesses at our headquarters, while maintaining the localized operations of the acquired businesses and maintaining the target’s network of agents and owner-operators. We believe that allowing most of our acquired businesses to continue to operate under their pre-acquisition names, in their original regions and with the same agents and owner-operators enables us to maintain the loyalty of the agents and owner-operators and continue pre-existing customer relationships.

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

•

Expand our intermodal support services. Our intermodal support services have grown from $28.9 million in operating revenues in 2001 to $95.8 million in 2006. We intend to continue the growth of this business by expanding our service offerings, acquiring or renting additional intermodal facilities and also expanding our network of intermodal agents. We will evaluate future intermodal facility sites based on regional and international shipping volumes and market saturation. We currently operate eight full service container yards located in the mid-western and south-western United States. These facilities provide container and chassis inventory systems, full service repair facilities, and overhead lift capabilities. U.S. Customs has approved our Dearborn, Michigan facility as a container freight station. With the assistance of our container and chassis management services, we are able to offer steamship companies a neutral facility to store, repair, and track their equipment for future use. At our container freight station in Michigan, we can transfer bonded freight between overseas containers and other equipment for delivery to its final destination. We believe that providing container and chassis management as well as bonded customs services will allow us the opportunity to provide additional services for these customers.

Our Operations

We conduct our operations through our eight direct or indirect wholly owned operating subsidiaries under the brand names Universal Am-Can, Mason & Dixon Lines, Economy Transport, Louisiana Transportation, Mason Dixon Intermodal, Great American Lines, CrossRoad Carriers and NYP of Michigan, Inc. The diagram below shows the brands through which we conduct our business and the principal services provided by each entity.

We broadly group our services into the following three categories: truckload services, brokerage services and intermodal support services.

•

Truckload. Our truckload operations represented approximately $375.2 million, or 58.5%, of our operating revenues in 2006. We transport a wide variety of general commodities, including machinery, building materials, paper, food, consumer goods, automotive parts, furniture, steel and other metals on behalf of customers in various industries.

•

Brokerage. Our brokerage operations represented approximately $170.6 million, or 26.6%, of our operating revenues in 2006. We broker freight to third party transportation providers through our agent network at times when we generate more freight business than we can service with our available owner-operators. These transportation providers may include competing truckload carriers or, occasionally, shipper-owned and operated private motor carrier transport fleets with excess capacity.

•

Intermodal support services. Our intermodal support services represented $95.8 million or 14.9% of our operating revenues in 2006. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer.

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

Agents

Our agents provide the primary interaction with our shippers. Approximately 71.9% of the freight we hauled in 2006 was solicited and controlled by our agents, with the remaining 28.1% generated by company-managed terminals and our CrossRoad Carriers subsidiary. Of our approximately 750 agents, 395 generated more than $100,000 of operating revenues and 132 generated more than $1.0 million of operating revenues, in 2006. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

We believe that our commission schedule, prompt payment practices, industry reputation, financial stability, back-office support and national freight network are attractive to agents and we have grown from 209 agents who generated more than $100,000 of operating revenues in 2000 to 395 who generated more than $100,000 of operating revenues in 2006. Our top 100 agents in 2006 generated 48.2% of our annual operating revenues. We generally pay our full-service agents a commission of 8% of revenue generated, excluding fuel surcharges. While we have signed agreements with most of our newer agents, we rely on verbal agreements with most of our long-term agents. We believe that very few of our agents work exclusively with us. The loss of any large-volume agent or a significant decrease in volume from one of these agents could have a materially adverse effect on our results of operations.

Owner-Operators

Owner-operators are individuals who own, operate and maintain one or more tractors that they either provide drivers for, or drive themselves. Our owner-operators provide us with approximately 3,700 tractors, which represent substantially all of the tractors used in our business. Owner-operators also may own trailers that they provide to us in addition to their tractor and driving services. Our owner-operators provide approximately 3,000 trailers, which represent over 50% of the trailers we use in our business. Owner-operators are responsible for all expenses of owning and operating their equipment, including the wages and benefits paid to any drivers, fuel, physical damage insurance, maintenance, fuel taxes, highway use taxes and debt service.

We believe that our commission schedule, prompt payment practices, financial stability, back-office support and national freight network are attractive to owner-operators. The number of tractors provided by our owner-operators has grown from 2,266 at December 31, 2001 to 3,670 at December 31, 2006, a compound annual growth rate of 10.1%. We generally pay our owner-operators a commission of 75% of the revenue generated from the freight they haul, if both a tractor and trailer are supplied. We also pass on 100% of any fuel surcharges we receive and a portion of other accessorial charges (at the commission rate) to our owner-operators. Most owner-operators are recruited directly by our agents. All owner-operators enter into standard, short-term written contracts with one of our operating subsidiaries that can be terminated by either party on short notice.

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

Customers

We provide our truckload, brokerage and intermodal support services throughout the United States and in the Canadian provinces of Ontario and Quebec to a wide variety of shippers, including a number of Fortune 500 and multi-national companies across a wide variety of industries. Our largest concentration of customers comes from the automotive and steel industries. In addition, a significant portion of our revenue results from our providing capacity to other transportation companies who aggregate loads from a variety of shippers in these and other industries. No single customer has accounted for more than 6% of our operating revenues in 2004, 2005 or 2006, and the aggregate operating revenues generated by our top ten customers did not account for more than 18% of our operating revenues in any such year. We believe the diversity of our customers and their industries lessens the impact of business cycles affecting any one company or industry.

Revenue Equipment

We offer our customers a wide range of transportation services by utilizing a diverse fleet of trailing equipment provided by us and our owner-operators. At December 31, 2006, our owner-operators provided us with approximately 3,700 tractors and 3,000 trailers. At December 31, 2006, the Company owned 1,373 trailers and 103 tractors.

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

Recent economic trends have led to a consolidation of the truckload industry. We believe that the truckload market will continue to experience further consolidation due to a number of economic factors that have forced many smaller carriers to exit the business, merge or file for bankruptcy. These factors include rising insurance costs, scarcity of capital, volatility of fuel prices, increased prices for new environmentally friendly equipment, purchasing advantages available to larger carriers and customer demand for total service solutions that can only be provided by large carriers.

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

In August 2005, UTS Realty, LLC (Realty) purchased a container storage facility in Cleveland, Ohio. In connection with the acquisition of the property, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property.

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

Employees

At December 31, 2006, we employed 644 individuals. None of our employees is represented by a collective bargaining unit. We believe that our employee relations are good.

Available Information

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (or the SEC). Our website address is www.goutsi.com. The SEC maintains a website at www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.

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

In recent years, these factors have caused many owner-operators to join company-owned fleets or to exit the industry entirely. As a result of the smaller available pool of qualified owner-operators, the already strong competition among carriers for their services has intensified. Due to the difficult operating environment and intense competition, turnover among owner-operators in the trucking industry is high. In 2006, turnover among our owner-operators was approximately 76%. Additionally, our agreements with our owner-operators are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified owner-operators to replace those who have left our fleet. If we are unable to retain our existing owner-operators or recruit new owner-operators, it could have a materially adverse effect on our business and results of operations.

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

We compete with other trucking companies that utilize agent networks both to recruit quality agents and for the business that they generate, which typically involves both competition with respect to the freight rates that we charge shippers and the compensation paid to the agents. There can be no assurance that we will be able to retain our agents or that our agents will continue to refer to us the amount of business that they have in the past. In 2006, 132 of our agents generated more than $1.0 million in operating revenues each and our five largest revenue-producing agents generated an aggregate of approximately 7.7% of our operating revenues. If we were to lose the service of an agent or agents responsible for a significant portion of our operating revenues or if any such agent or agents were to significantly reduce the volume of business that they refer to us, it would have a materially adverse effect on our operating revenues and results of operations. Further, if we were required to increase the compensation we pay to agents in order to retain, or maintain business volumes with them, our operating results would be adversely affected to the extent that we could not pass these increased costs on to our customers.

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

Our owner-operators bear the costs of operating their tractors, including the cost of fuel and fuel taxes. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. For example, average weekly diesel fuel prices ranged from $2.50 per gallon to $2.62 per gallon in the fourth quarter 2006, compared with $2.43 per gallon to $3.16 per gallon in the fourth quarter of 2005. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. These arrangements will not fully protect our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. Our owner-operators also may seek higher compensation from us in the form of higher commissions, which could have a materially adverse effect on our results of operations. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our business and results of operations.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the NASDAQ National Market, have required changes in corporate governance practices of public companies. We expect new rules and regulations to continuously increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are continuously evaluating and monitoring developments with respect to these new laws, rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. The costs of compliance or our failure to comply with these laws, rules and regulations could adversely affect our reputation, financial condition, results of operation and the price of our common stock.

We currently use CenTra’s administrative infrastructure, and our ability to operate our business may suffer if we choose to develop our own infrastructure.

Prior to December 31, 2004, we were a wholly-owned subsidiary of CenTra. As such, we relied on CenTra to provide certain tax, human resources and legal services, and audit the driver logs of our subsidiaries. At the time of our separation from CenTra, we entered into a transition services agreement with CenTra pursuant to which CenTra agreed to continue to provide these services to us and our subsidiaries. This transition services agreement had an initial term of 2 years and has since been extended through December 31, 2007. After the transition services agreement with CenTra expires, we may not be able to replace these services at all or at prices and on terms as favorable as we currently enjoy. In addition, any failure or downtime in our financial or administrative systems or in CenTra’s financial or administrative systems during the transitional period could result in unexpected costs and have a materially adverse effect on our business and results of operations.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan. We own our corporate administrative offices, as well as terminal yards in the following locations: Dearborn, Michigan; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Gary, Indiana; Millwood, West Virginia and Cleveland, Ohio; offices in Hammond, Indiana and Tampa, Florida and a condominium in Monroeville, Pennsylvania. As of December 31, 2006, our subsidiaries also leased 51 office, terminal and yard facilities in various cities and states. The leased facilities are generally leased on a month-to-month basis and 15 of these facilities are leased from affiliates of CenTra, an entity controlled by our majority shareholders. We believe that all of the properties we lease from affiliates of our majority shareholders are leased at market rates. We believe that all of the properties leased by us are suitable for their purposes and adequate to meet our needs.

In September 2006, we acquired 18 acres and a 41,000 square foot furnished office building in Warren, Michigan, for $4.7 million. This building serves as our new corporate headquarters. We moved into this facility during the first quarter of 2007.

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

No matters were voted on by security holders during the fourth quarter of 2006.

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

	2006		2005
Fiscal Period	High	Low	High	Low
First Quarter	$26.87	$21.18	$23.50	$19.75
Second Quarter	$35.50	$23.44	$21.00	$12.35
Third Quarter	$37.57	$24.70	$19.23	$16.13
Fourth Quarter	$27.61	$21.31	$25.75	$17.79

The reported last sale price per share of the Common Stock as quoted through the NASDAQ National Market System on March 6, 2007 was $23.31 per share. The number of shareholders of record on March 6, 2007, was 4. However, we estimate that we have a significantly greater number of shareholders because a substantial number of our common shares are held by brokers or dealers for their customers.

Dividends

In 2005 we paid, from the proceeds of our initial public offering, a $50.0 million cash dividend to CenTra. No other dividends or distributions on our common stock were paid during 2005 or 2006. We currently intend to retain any future earnings to finance the growth, development and expansion of our business and do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

Limitations on our ability to pay dividends are described under the section captioned “Liquidity and Capital Resources – Unsecured Lines of Credit” in Item 7 of this Form 10-K.

Equity Compensation Plan Information

We maintain one stock incentive plan, the 2004 Stock Incentive Plan. In December 2004, our Board of Directors approved, effective upon completion of our initial public offering, the issuance of 260,000 stock options to employees under such plan. These options were issued on February 11, 2005. Through December 2006, none of these options were exercised and 10,000 were forfeited. For more information on the 2004 Stock Incentive Plan, see Note 14 to the Consolidated Financial Statements, included in Item 8 of this report. The following table presents information related to securities authorized for issuance under this plan at December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	250,000	$22.50	250,000

Total	250,000	$22.50	250,000

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

Performance Graph

The graph below compares the cumulative 22-month total return of holders of Universal Truckload Services, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each of the *indexes (with the reinvestment of all dividends) from 2/10/2005 to 12/31/2006.

	2/10/05	12/05	12/06
Universal Truckload Services, Inc.	100.00	115.00	118.75
NASDAQ Composite	100.00	108.26	119.71
NASDAQ Transportation	100.00	113.05	126.96

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

The following table sets forth the selected historical financial and operating data as of and for the periods presented. The selected historical balance sheet data at December 31, 2006, 2005, 2004, 2003, and 2002 and the selected historical statement of income data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 have been derived from our audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K. The following financial and operating data may not be indicative of our future performance.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$641,627	$531,339	$362,016	$277,698	$252,812
Operating expenses:
Purchased transportation	491,840	406,367	269,687	204,947	186,095
Commissions expense	40,360	34,678	27,354	22,228	20,240
Other operating expense	8,642	6,596	5,268	4,069	4,117
Selling, general and administrative	46,137	37,354	27,640	22,570	21,576
Insurance and claims	15,828	14,334	9,602	6,954	6,189
Depreciation and amortization	5,730	4,344	3,913	2,863	2,410

Total operating expenses	608,537	503,673	343,464	263,631	240,627

Income from operations	33,090	27,666	18,552	14,067	12,185
Interest expense (income), net	(1,043)	(425)	777	246	182

Income before provision for income taxes	34,133	28,091	17,775	13,821	12,003
Provision for income taxes	13,124	10,924	6,657	5,103	4,530

Net income	$21,009	$17,167	$11,118	$8,718	$7,473

Earnings per common share:
Basic	$1.30	$1.12	$1.11	$0.87	$0.71
Diluted	1.30	1.12	1.11	0.87	0.71
Average common shares outstanding:
Basic	16,118	15,372	10,023	10,023	10,550
Diluted	16,159	15,372	10,023	10,023	10,550

Cash dividends per common share (1)	$—	$4.99	$0.31	$—	$0.57

Balance Sheet Data (end of year):
Cash and cash equivalents	$5,008	$5,342	$904	$423	$798
Total assets	190,900	158,666	106,544	66,840	58,619
Lines of credit and long-term debt, including current portion	1,000	—	37,998	16,644	11,736
Total shareholders’ equity (deficit)	134,453	113,172	(16,825)	31,486	27,317

Other Financial Data (unaudited):
Pretax margin	5.3%	5.3%	4.9%	5.0%	4.7%
EBITDA (2)	$38,820	$32,010	$22,465	$16,930	$14,595
Capital expenditures (3)	$15,530	$11,626	$5,007	$3,643	$11,369
Return on average assets (4)	12.0%	12.9%	12.8%	13.9%	15.3%

Operating Data (unaudited):
Number of agents (5)	395	357	359	327	352
Average number of tractors provided by owner-operators	3,420	2,754	2,306	2,114	2,230
Number of employees	644	494	460	271	293
Operating revenues per loaded mile (6)	$2.36	$2.21	$1.90	$1.66	$1.54
Operating revenues per load (6)	$1,032	$966	$922	$907	$852
Average length of haul (in miles) (6)	437	436	484	547	553
Number of loads (6)	492,305	453,676	349,453	274,213	266,198

(1)	Does not include $4.5 million and $6.4 million of in-kind distributions paid to CenTra in 2003 and 2004, respectively.
(2)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. Our management believes that the presentation of EBITDA included in this Form 10-K provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business. EBITDA is not measured under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. Investors also should note that our presentation of EBITDA may not be comparable to similarly titled measures used by other companies.

EBITDA is calculated in the following manner for each of the periods presented:

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Net income	$21,009	$17,167	$11,118	$8,718	$7,473
Add (subtract):
Interest (income) expense, net	(1,043)	(425)	777	246	182
Provision for income taxes	13,124	10,924	6,657	5,103	4,530
Depreciation and amortization	5,730	4,344	3,913	2,863	2,410

EBITDA	$38,820	$32,010	$22,465	$16,930	$14,595

(3)	Excludes property and equipment acquired in connection with the acquisition of businesses in each period as follows: $866,000 in 2001; $41,000 in 2003; and $7.7 million in 2004. 2005 excludes $4.9 million in trailers acquired in a trailer exchange with CenTra (see Note 3 to Consolidated Financial Statements).
(4)	Net income divided by total average assets during the period. Average assets are the sum of our total assets at the end of the fiscal year and our total assets at the end of the prior fiscal year divided by two.
(5)	Includes only those agents who generated at least $100,000 in operating revenues during the period indicated.
(6)	Includes fuel surcharges and excludes operating data from our intermodal support services and the operating results of CrossRoad Carriers in order to improve the relevance of the statistical data related to our truckload and brokerage services and improve the comparability to our peer companies.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our owner-operators provided us with approximately 3,700 tractors and approximately 3,000 trailers, which represented substantially all of the tractors and over 50% of the trailers used in our business. Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. In 2006, approximately 87.5%, of our total operating expenses were variable in nature. Our capital expenditures for 2006 were $15.5 million. In 2006, our return on average assets was 12.0%.

Over the past five years, our operating revenues have increased to $641.6 million in 2006 from $213.3 million in 2001, a compounded annual growth rate of 24.6%. Our net income has increased to $21.0 million in 2006 from $5.2 million in 2001, a compounded annual growth rate of 32.4%. We have achieved this growth through a mixture of organic growth and acquisitions. We expect to continue to make strategic acquisitions of companies that complement our non-asset based business model, as well as companies that derive a portion of their revenues from asset based operations. We believe that our willingness to expand our business to include a portion of asset based operations will expand the universe of potential acquisition targets, as most companies that we consider acquiring use a combination of asset based and non-asset based operations. We also intend to continue our organic growth, primarily by recruiting new agents and increasing the productivity of our existing agents. We believe that increasing our agent network is critical to our ability to penetrate new shipping markets and also to expand our network of owner-operators.

In August 2004, we acquired all of the issued and outstanding common stock of AFA Enterprises, Inc., a Pennsylvania Corporation (or AFA) for aggregate consideration of $15.3 million in cash. Substantially all of AFA’s revenue is generated through one of its subsidiaries, Great American Lines, Inc., which is a primarily non-asset based provider of transportation services, operating primarily east of the Mississippi River. Great American Lines offers flatbed, dry van and brokerage services. AFA currently operates under the name Great American Lines, Inc.

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

In January 2006, we acquired certain assets of Assure Intermodal, LLC (Assure) for $2,730,000 in cash. We are also required to pay additional cash consideration to the former owner of Assure based on a percentage of all revenues generated through January 2009. Assure is a regional provider of intermodal services primarily in the Southern United States.

In February 2006, we acquired certain assets of Djewels, Inc. (Djewels) for $1,100,000 in cash. We are also required to pay additional cash consideration to the former owners of Djewels based on a percentage of all revenues generated through February 2008. Djewels is a regional provider of intermodal services primarily in the Western United States.

In July 2006, we acquired certain assets of Noble and Pitts, Inc. (Noble & Pitts) for $9,000,000 in cash. Noble & Pitts provides primarily flatbed and brokerage trucking services throughout the United States and operates through a contractor network of independent sales agents and owner-operators.

In July 2006, we acquired certain assets of TriStar Express N.C., Inc. (TriStar) for $3,200,000 in cash. We are also required to pay additional cash consideration to the former owners of TriStar based on a percentage of all revenues generated through July 2009. TriStar is a regional provider of intermodal and brokerage services primarily in the Western United States and operates through a contractor network of independent owner-operators.

In September 2006, we acquired certain assets of Mallard Transport, Inc. (Mallard) for $2,500,000. Through December 31, 2006, $2,000,000 of the purchase price was paid in cash. The remaining $500,000 is included in accrued expenses and other current liabilities at December 31, 2006. Mallard provides primarily flatbed and brokerage trucking services primarily in the Southeastern United States and operates through a contractor network of owner-operators.

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

Predecessor Operations, Dividends and Spin-Off

Our predecessor began operations in 1981 when Universal Am-Can, Ltd. was formed as an owner-operator and agent-based truckload carrier hauling general commodities over irregular routes in North America. Prior to December 31, 2001, we conducted our operations through several independent operating subsidiaries, all of which were owned by CenTra, Inc., or CenTra, a private company wholly owned by Matthew T. Moroun and a trust controlled by Manuel J. Moroun. On December 31, 2001, CenTra completed a corporate reorganization pursuant to which all of our operating subsidiaries became wholly owned subsidiaries of Universal Truckload Services, Inc., a newly formed Michigan corporation and wholly owned subsidiary of CenTra. Today, we conduct our operations through eight operating subsidiaries, which operate under the brand names Universal Am-Can, Mason & Dixon Lines, Louisiana Transportation, Economy Transport, Mason Dixon Intermodal, Great American Lines, CrossRoad Carriers and NYP of Michigan, Inc.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the years ended December 31, 2006, 2005, and 2004, presented as a percentage of operating revenues:

	Year Ended December 31,
	2006	2005	2004
Operating revenues	100%	100%	100%
Operating expenses:
Purchased transportation	76.7	76.5	74.5
Commissions expense	6.3	6.5	7.6
Other operating expenses	1.3	1.2	1.5
Selling, general and administrative	7.2	7.0	7.6
Insurance and claims	2.5	2.7	2.7
Depreciation and amortization	0.9	0.8	1.1

Total operating expenses	94.8	94.8	94.9

Operating income	5.2	5.2	5.1
Interest (expense) income, net	0.2	0.1	(0.2)

Income before provision for income taxes	5.3	5.3	4.9
Provision for income taxes	2.0	2.1	1.8

Net income	3.3%	3.2%	3.1%

2006 Compared to 2005

Operating revenues. Operating revenues increased by $110.3 million, or 20.8%, to $641.6 million for 2006 from $531.3 million for 2005. Approximately, $42.4 million of the increase in operating revenues is attributable to our 4th quarter 2005 and fiscal 2006 acquisitions. The increase in operating revenues relating to these acquisitions consisted of a $13.7 million increase in truckload operations, a $4.1 million increase in brokerage operations, and $24.6 million increase in intermodal operations. The remaining increase of $67.9 million was principally a result of increased freight demand and higher rates. Our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.13 for 2006 from $2.05 for 2005. Additionally, fuel surcharges increased by $24.1 million or 65.7% to $60.8 million in 2006 from $36.7 million in 2005. Excluding the effects of our 4th quarter 2005 and fiscal 2006 acquisitions, revenue from our truckload operations increased by $29.6 million, or 8.9%, to $361.5 million for 2006 from $331.9 million for 2005. Excluding the effects of our 4th quarter 2005 and fiscal 2006 acquisitions, revenue from our brokerage operations increased by $19.4 million, or 13.2%, to $166.5 million for 2006 compared to $147.1 million for 2005. Excluding the effects of our 4th quarter 2005 and fiscal 2006 acquisitions revenue from our intermodal support services increased by $15.5 million, or 30.4%, to $66.3 million for 2006 from $50.8 million for 2005.

Purchased transportation. Purchased transportation increased by $85.5 million or 21.0% to $491.8 million for 2006 from $406.4 million for 2005. As a percentage of operating revenues, purchased transportation expense increased to 76.7% for 2006 from 76.5% for 2005. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party carriers. The increase in purchased transportation as a percent of operating revenues is due in part to the $24.1 million increase in fuel surcharges, which are passed through to owner-operators and increases in brokerage revenue at a higher rate than our truckload operations. The increase in purchased transportation as a percentage of revenue was partially offset by a greater mix of intermodal revenues, which historically yield lower purchased transportation rates as compared to truckload revenue.

Commissions expense. Commissions expense increased by $5.7 million, or 16.4%, to $40.4 million for 2006 from $34.7 million for 2005. As a percentage of operating revenues, commissions expense decreased to 6.3% for 2006 compared to 6.5% for 2005. The absolute increase was primarily due to the growth in our operating revenues. The decrease in commissions expense as a percentage of revenue primarily results from the increase in fuel surcharges for 2006 and to a lesser extent, the proportion of revenue derived by the Company’s agent network and those derived from Company employee managed facilities. No commissions are paid on fuel surcharges.

Other operating expense. Other operating expense increased by $2.0 million, or 31.0%, to $8.6 million for 2006 from $6.6 million for 2005. As a percentage of operating revenues, other operating expense increased slightly in 2006 to 1.3% from 1.2% for 2005. The absolute increase was primarily due to the significant number of acquisitions made throughout 2006 and additional fuel tax expense recorded as a result of a fuel tax audit completed during 2006.

Selling, general and administrative. Selling, general and administrative expense increased by $8.8 million, or 23.5%, to $46.1 million for 2006 from $37.4 million for 2005. As a percentage of operating revenues, selling, general and administrative expense increased to 7.2% for 2006 from 7.0% for 2005. The absolute increase in selling, general and administrative expense primarily results from a $7.0 million increase in salaries and wages and related payroll taxes and fringe benefits, which primarily results from our 4th quarter 2005 and fiscal 2006 acquisitions and the increases in intermodal activity. At December 31, 2006, the Company had 644 employees compared to 494 for 2005. Additionally, we incurred $1.4 million in facility rental costs relating to our intermodal acquisitions and new intermodal terminals.

Insurance and claims. Insurance and claims expense increased by $1.5 million, or 10.4%, to $15.8 million for 2006 from $14.3 million for 2005. As a percentage of operating revenues, insurance and claims decreased slightly to 2.5% for 2006 from 2.7% for 2005. The absolute increase was primarily due to an increase in insurance premiums resulting from the growth in our owner-operator provided fleet of tractors, which are covered under our liability insurance policies and an increase in insurance rates.

Depreciation and amortization. Depreciation and amortization increased by $1.4 million, or 31.9%, to $5.7 million for 2006 from $4.3 million for 2005. As a percent of operating revenues, depreciation and amortization increased slightly to 0.9% for 2006 compared to 0.8% for 2005. The absolute increase was primarily a result of a $886,000 increase in amortization expense relating to our 4th quarter 2005 and fiscal 2006 acquisitions and depreciation relating to $15.5 million in capital expenditures.

Interest expense (income), net. Net interest income for 2006 was $1.0 million compared to net interest income of $0.4 million for 2005. The increase in net interest income of $0.6 million or 145.4% resulted from the repayment of $38.0 million under our secured lines of credit and secured equipment loans in 2005 using the proceeds from our initial public offering. Additionally, in 2006, interest income has been generated on the remaining proceeds from our offering and cash provided by operations.

Provision for income taxes. Provision for income taxes increased by $2.2 million, or 20.1%, to $13.1 million for 2006 from $10.9 million for 2005. For 2006 and 2005, we had an effective income tax rate of 38.5% and 38.9%, respectively, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

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

In 2006, we have made capital expenditures totaling $15.5 million. These expenditures can be segregated into equipment purchases totaling $8.3 million and real property acquisitions totaling $7.2 million. Equipment purchases consist primarily of tractors, trailers, computer equipment and other miscellaneous equipment. Real property acquisitions consist of $5.1 million for a building in Warren, Michigan that is serving as our new corporate headquarters and $1.6 million for an office and repair facility adjacent to our intermodal property in Cleveland, Ohio.

In 2007, exclusive of acquisitions, we expect to incur capital expenditures of $13 million to $14 million relating to real property acquisitions, renovations and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. Additionally, we expect to incur capital expenditures of $5 million to $6 million for tractors, trailers and other equipment. We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability under our line of credit and other financing sources and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

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

Unsecured Lines of Credit

Universal Truckload Services, Inc. and First Tennessee Bank National Association entered into a Loan Agreement dated November 28, 2006 for the period November 28, 2006 to May 31, 2008. The previous Loan Agreement with First Tennessee Bank National Association, dated March 2002 and further amended at various times, was collateralized by the accounts receivable of Universal Am-Can, Ltd., or UACL, and Mason & Dixon Lines, Inc., or MADL, and has been terminated due to the expiration of its term. Under our unsecured line of credit with First Tennessee Bank our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20.0 million at any one time. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 7.0% at December 31, 2006). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a ratio of debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, and tangible net worth is defined as net worth, less (a) the value assigned to intangibles and any other assets properly classified as intangibles, in accordance with generally accepted accounting principles (b) any accumulated earnings attributable to interests in the capital stock and retained earnings of other persons, and (c) deferred assets. In addition, any amounts due to us from CenTra, Inc, its subsidiaries or affiliates, or any affiliate of ours, will be deducted from net worth. The agreement also may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2006, there were no borrowings outstanding under our line of credit and $1,036,500 letters of credit issued against the line.

Discussion of Cash Flows

At December 31, 2006, we had cash and cash equivalents of $5.0 million compared to $5.3 million at December 31, 2005. The decrease in cash and cash equivalents of $0.3 million in 2006 resulted primarily from $29.6 million in cash used in investing activities, offset by $28.3 million in cash generated from operations and $1.0 million in cash generated from financing activities.

The $29.6 million in net cash used in investing activities for 2006 consisted primarily of capital expenditures of $15.5 million and the initial purchase price paid for acquisitions of $18.0 million. In addition, the Company made purchases and sold marketable securities totaling $26.5 million and $31.1 million, respectively.

The $28.3 million in cash provided by operations was generated from $21.0 million of net income, $5.7 million of non-cash charges for depreciation and amortization, and an increase in the working capital position of the Company of $0.2 million.

Net cash provided by financing activities for 2006 was $1.0 million, resulting from the proceeds received on a loan from the County of Cuyahoga, Ohio, to be used for improvements to our Cleveland, Ohio container storage facility.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-Term Debt	$550	$—	$—	$—	$550
Operating Lease Obligations	2,955	1,180	1,775	—	—
Purchase Obligations	5,690	5,690	—	—	—

Total	$9,195	$6,870	$1,775	$—	$550

The long-term debt represents the amount due under the loan from the County of Cuyahoga, Ohio, upon maturity. The above purchase obligations relate to firm purchase commitments for properties, tractors, trailers, and shipping container lifts.

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

In connection with the 2005 acquisition of Diamond, we are required to pay cash consideration to the former owners of Diamond based on a percentage of all revenues generated through November 2008.

In connection with the 2006 acquisition of Assure, we are required to pay cash consideration to the former owners of Assure based on a percentage of all revenues generated through January 2009.

In connection with the 2006 acquisition of Djewels, we are required to pay cash consideration to the former owner of Djewels based on a percentage of all revenues generated through February 2008.

In connection with the 2006 acquisition of TriStar, we are required to pay cash consideration to the former owners of TriStar based on a percentage of all revenues generated through July 2009.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, operating revenues and operating expenses.

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

Insurance and Claim Costs

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

As of December 31, 2006, we did not have any reserves for workers’ compensation or general liability claims. We do establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims and we will establish reserves relating to general liability claims in the future as appropriate. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition and results of operations.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

Depreciation and amortization of long-lived assets is calculated using the straight-line method over the estimated useful lives of the assets. We also evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and anticipated future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Our projection of future cash flows, the level of actual cash flows, the methods of estimation used for determining fair values and salvage values can impact impairment. Any changes in management’s judgments could result in greater or lesser annual depreciation and amortization expense or impairment charges in the future.

Recently Issued Accounting Pronouncements Not Currently Effective

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has substantially completed its assessment and believes once adopted, there will not be a material impact on the Company’s financial statements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is affected by changes in interest rates. Our unsecured line of credit bears interest at a floating rate equal to LIBOR plus 1.65%. Accordingly, changes in LIBOR would affect the interest rate on and therefore our cost under the line of credit. We currently do not have a balance outstanding under the line of credit.

Included in cash and cash equivalents is $4.9 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

Included in marketable securities is $12.0 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. Accordingly, any future interest rate risk on these short-term investments would not be material.

We did not have any interest rate swap agreements as of December 31, 2006.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited the accompanying consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ (deficit) equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, CenTra, Inc. (a related party) provided legal, human resources, tax, rental, and maintenance services to Universal Truckload Services, Inc. for the years ended December 31, 2006, 2005, and 2004. The costs of these services are not necessarily indicative of the costs that would have been incurred if Universal Truckload Services, Inc. had internally performed or acquired these services as an unaffiliated company.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Truckload Services, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 19, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Detroit, Michigan

March 19, 2007

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(In thousands, except share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$5,008	$5,342
Marketable securities	15,330	19,456
Accounts receivable—net of allowance for doubtful accounts of $3,264 and $2,472, respectively	82,259	72,032
Due from CenTra and affiliates	251	298
Prepaid income taxes	—	4,284
Prepaid expenses and other	5,283	4,168
Deferred income taxes	3,437	2,359

Total current assets	111,568	107,939

Property and equipment	67,012	48,276
Less accumulated depreciation	(15,726)	(13,476)

Property and equipment—net	51,286	34,800

Goodwill	10,179	4,076
Intangible assets—net of accumulated amortization of $3,625 and $1,832, respectively	16,684	9,890
Other assets	1,183	1,961

Total assets	$190,900	$158,666

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, including related party amounts of $560 and $433, respectively	30,156	26,276
Accrued expenses and other current liabilities	19,561	13,904
Due to CenTra	—	1,542

Total current liabilities	49,717	41,722

Long-term liabilities:
Long-term debt	1,000	—
Deferred income taxes	3,958	2,385
Other long-term liabilities	1,772	1,387

Total long-term liabilities	6,730	3,772

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; Issued and outstanding 16,117,500 shares	16,118	16,118
Paid-in capital	79,806	79,806
Retained earnings	38,176	17,167
Accumulated other comprehensive income—unrealized holding gain on available-for-sale securities, net of taxes of $220 and $57, respectively	353	81

Total shareholders’ equity	134,453	113,172

Total liabilities and stockholders’ equity	$190,900	$158,666

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2006, 2005, and 2004

(In thousands, except per share data)

	2006	2005	2004
Operating revenues:
Truckload, including related party amounts of $604, $940 and $3,557, respectively	$375,194	$332,178	$249,114
Brokerage	170,576	147,132	77,726
Intermodal	95,857	52,029	35,176

Total operating revenues	641,627	531,339	362,016

Operating expenses:
Purchased transportation, including related party amounts of $14,574, $7,209 and $79, respectively	491,840	406,367	269,687
Commissions expense	40,360	34,678	27,354
Other operating expense, net, including related party amounts of $768, $867 and $1,001, respectively	8,642	6,596	5,268
Selling, general, and administrative, including related party amounts of $1,826, $1,430 and $1,263, respectively	46,137	37,354	27,640
Insurance and claims, including related party amounts of $12,472, $10,509 and $7,494, respectively	15,828	14,334	9,602
Depreciation and amortization	5,730	4,344	3,913

Total operating expenses	608,537	503,673	343,464

Income from operations	33,090	27,666	18,552
Interest income	1,088	756	113
Interest expense	(45)	(331)	(890)

Income before provision for income taxes	34,133	28,091	17,775
Provision for income taxes	13,124	10,924	6,657

Net income	$21,009	$17,167	$11,118

Earnings per common share:
Basic	$1.30	$1.12	$1.11
Diluted	$1.30	$1.12	$1.11

Average common shares outstanding:
Basic	16,118	15,372	10,023
Diluted	16,159	15,372	10,023

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

AND COMPREHENSIVE INCOME

Years ended December 31, 2006, 2005, and 2004

(In thousands)

	Common stock	Paid-in capital	Retained earnings	Distributions in excess of CenTra’s Contributed Capital	Accumulated Other Comprehensive Income	Total
Balances—January 1, 2004	10,023	15,871	5,592	—	—	31,486
Net income	—	—	11,118	—	—	11,118
Distributions to CenTra	—	(15,871)	(16,710)	(26,848)	—	(59,429)

Balances—December 31, 2004	10,023	—	—	(26,848)	—	(16,825)
Capital contribution	—	1,835	—	—	—	1,835
Proceeds from issuance of common stock, net of offering costs	6,095	77,971	—	26,848	—	110,914
Comprehensive income
Net income	—	—	17,167	—	—	17,167
Unrealized gain on available for sale investments, net of income taxes of $57	—	—	—	—	81	81

Total comprehensive income						17,248

Balances—December 31, 2005	$16,118	$79,806	$17,167	$—	$81	$113,172
Comprehensive income
Net income	—	—	21,009	—	—	21,009
Unrealized gain on available for sale investments, net of income taxes of $163	—	—	—	—	272	272

Total comprehensive income						21,281

Balances—December 31, 2006	$16,118	$79,806	$38,176	$—	$353	$134,453

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005, and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$21,009	$17,167	$11,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,730	4,344	3,913
Loss on disposal of property and equipment	88	37	9
Interest income	—	—	(57)
Bad debt expense	867	1,308	2,382
Deferred income taxes	332	118	(158)
Change in assets and liabilities:
Accounts receivable and due from CenTra & affiliates	(10,784)	(13,695)	(9,808)
Prepaid expenses and other	4,955	(517)	(3,526)
Accounts payable and accrued expenses	7,606	3,869	6,507
Due to CenTra	(1,542)	167	911

Net cash provided by operating activities	28,261	12,798	11,291

Cash flows from investing activities:
Capital expenditures	(15,530)	(11,626)	(5,007)
Proceeds from the sale of property and equipment	455	141	157
Purchases of marketable securities	(26,539)	(40,368)	—
Proceeds from sale of marketable securities	31,100	21,050	—
Payment of earnout obligations related to acquisitions	(1,051)	(789)	(89)
Loans to CenTra	—	—	(5,750)
Repayment of loans to CenTra	—	1,764	—
Acquisitions of businesses	(18,030)	(1,448)	(14,919)

Net cash used in investing activities	(29,595)	(31,276)	(25,608)

Cash flows from financing activities:
Long-term debt borrowings	1,000	—	3,304
Repayments of long-term debt	—	(6,400)	(2,786)
Net borrowings under lines of credit	—	(31,598)	17,474
Distributions to CenTra	—	(50,000)	(3,194)
Proceeds from issuance of common stock	—	113,367	—
Payment of offering costs	—	(2,453)	—

Net cash provided by financing activities	1,000	22,916	14,798

Net increase (decrease) in cash	(334)	4,438	481
Cash and cash equivalents—January 1	5,342	904	423

Cash and cash equivalents—December 31	$5,008	$5,342	$904

Supplemental cash flow information:
Cash paid for interest	$44	$444	$813

Cash paid for income taxes	$9,072	$15,183	$706

Fair value of assets acquired, including goodwill	$19,014	$1,491	$28,114
Remaining acquisition obligations	(500)	—	(1,607)
Liabilities assumed	(484)	(43)	(11,588)

Net cash paid	$18,030	$1,448	$14,919

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years ended December 31, 2006, 2005, and 2004

(In thousands)

Non-cash investing and financing transactions (Note 3):

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

December 31, 2006, 2005, and 2004

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Am-Can Ltd. (UACL), The Mason & Dixon Lines, Inc. (MADL), Mason Dixon Intermodal, Inc. (MDII), Economy Transport, Inc.(ECON), Louisiana Transportation, Inc. (LTI), Great American Lines, Inc. (GAML, formerly AFA Enterprises, Inc.), CrossRoad Carriers, Inc. (CRC), and NYP of Michigan, Inc. (NYP). In 2006, the Company completed five acquisitions through its MADL, UACL and MDII operating subsidiaries. The accounts of the acquired companies are included from their respective dates of acquisition through December 31, 2006 (see Note 2). All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements present the historical financial position, results of operations, and cash flows of the Company and are not necessarily indicative of what the financial position, results of operations, or cash flows would have been had the Company operated as an unaffiliated company during the periods presented.

Certain reclassifications have been made to the December 31, 2005 balance sheet in order for it to conform to the December 31, 2006 presentation.

(c)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangible assets; valuation allowances for receivables and deferred income tax assets; and liabilities related to insurance and claim costs. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with an original maturity of three months or less.

It is the policy of the Company to record outstanding checks as accounts payable for balance sheet presentation and include the changes in these positions as cash flows from operations in the statements of cash flows. Accounts payable include reclassifications of outstanding checks in the amount of $11.2 million and $8.3 million at December 31, 2006 and 2005, respectively. The change in the reclassified amounts of checks issued in excess of funds on deposit of $2.9 million, $2.6 million and $0.7 million for 2006, 2005, and 2004, respectively, is included in cash flows from operations in the statement of cash flows.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(1)	Summary of Significant Accounting Policies—continued

(e)	Marketable Securities

Marketable securities, all of which are available for sale, consist of common stocks, variable demand rate notes and auction rate securities. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type as of December 31, 2006 and 2005 were as follows (in thousands):

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At December 31, 2006
Auction Rate Securities	$8,950	$—	$—	$8,950
Variable Rate Demand Notes	3,000	—	—	3,000
Equity Securities	2,808	575	(3)	3,380

	14,758	575	(3)	15,330

At December 31, 2005
Auction Rate Securities	$12,075	$—	$—	$12,075
Variable Rate Demand Notes	5,100	—	—	5,100
Equity Securities	2,143	151	(13)	2,281

	19,318	151	(13)	19,456

Included in equity securities are securities in a loss position. There were no equity securities in a cumulative loss position for a period of 12 months or greater, and as a result, in addition to our intent and ability to hold these shares, these investments are not considered other-than-temporarily impaired.

(f)	Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. Past due balances over 240 days and $5,000 are reviewed individually for collectibility. Balances are considered past due based on original invoiced terms. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(g)	Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line basis over estimated useful lives of seven years for trailers and tractors, five years for computers and office equipment, five years for miscellaneous equipment, and the remaining lease term for leasehold improvements. The Company evaluates the salvage value, useful life, and annual depreciation of trailers annually based on the current market environment and its recent experience with disposition values. The amount recorded for depreciation expense was $3,937,000, $3,439,000, and $3,492,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(1)	Summary of Significant Accounting Policies—continued

(h)	Intangible Assets

Intangible assets consist of the cost of customer and agent relationships that have been acquired in business combinations. The gross amount recorded for the agent contracts and customer relationships is $20,309,000 and $11,722,000 at December 31, 2006 and 2005, respectively. The agent contracts and customer relationships are being amortized over periods ranging from seven to fifteen years which represents the expected average life of the customer and agent relationships. Accumulated amortization is $3,625,000 and $1,832,000 as of December 31, 2006 and 2005, respectively. The amount recorded for amortization expense was $1,793,000, $905,000, and $421,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Estimated amortization expense by year is as follows (in thousands):

2007	$2,458
2008	2,381
2009	2,294
2010	2,277
2011	2,218
Thereafter	5,056

Total	$16,684

(i)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”, UTSI is required to test goodwill for impairment annually or more frequently if an impairment indicator exists. During the third quarter of 2006, UTSI completed its goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded the carrying value of the net assets of each reporting unit. Accordingly, no impairment loss was recognized.

The changes in the carrying amount of goodwill for the year ended December 31, 2005 and 2006 are as follows (in thousands):

Balance as of January 1, 2005	$3,192
Business Acquisitions	612
Purchase Price Adjustments	112
Additional Contingent Consideration	160

Balance as of December 31, 2005	4,076
Business Acquisitions	5,640
Additional Contingent Consideration	463

Balance as of December 31, 2006	$10,179

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(1)	Summary of Significant Accounting Policies—continued

(j)	Income Taxes

Through December 31, 2004, the Company filed a consolidated U.S. federal income tax return with CenTra who determined income taxes for its subsidiaries on a separate return basis. Cash payments for federal income taxes were made to CenTra for all periods through December 31, 2004. Effective for all periods subsequent to January 1, 2005, the Company has filed a separate U.S. federal income tax return and has discontinued making cash payments to CenTra for federal income taxes. Cash payments for federal income taxes are made directly to the Internal Revenue Service. Historically, the Company has been responsible for filing separate state income tax returns for itself and its subsidiaries.

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

The tax separation agreement also addresses other tax-related matters, including refunds, the preparation and filing of tax returns, and tax contests. CenTra has prepared and filed all income tax returns of its businesses, including UTSI’s business, for all periods ending on or before December 31, 2004. UTSI will prepare all tax returns relating to its other taxes that have not been filed before December 31, 2004 and all tax returns for periods commencing after that date.

(k)	Freight Revenue and Related Expenses

The Company is the primary obligor when rendering its truckload, brokerage and intermodal services and assumes the corresponding credit risk with customers. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when evidence of an arrangement exists, delivery has occurred at the receiver’s location, the revenue and related expenses are fixed and determinable and collectibility is reasonably assured. Fuel surcharges of $60,773,000, $36,668,000 and $12,524,000 for the years ended December 31, 2006, 2005, and 2004, respectively, are included in operating revenues and purchased transportation.

(l)	Insurance & Claim Costs

Insurance and claims expense represents premiums paid by the Company and the accruals made for claims within the Company’s self-insured retention amounts. The accruals are primarily related to auto

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(1)	Summary of Significant Accounting Policies—continued
(l)	Insurance & Claim Costs—continued

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

For cash equivalents, marketable securities, accounts receivables, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(1)	Summary of Significant Accounting Policies—continued
(q)	Fair Value of Financial Instruments—continued

redeemable or short-term in nature and the liabilities are short-term in nature. Available for sale investments, consisting of equity securities, variable rate demand notes and auction rate securities, are carried at fair market value as determined by quoted market prices. The carrying amounts for the line of credit, if any, would approximate fair value because the interest rates are adjusted frequently.

(r)	Share based Payments

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”. The Company adopted SFAS No. 123R using the modified version of prospective application, which required the Company to recognize compensation cost on a prospective basis. The Company did not have any unvested options on January 1, 2006 and no options were granted in 2006. As such, no compensation expense was recorded in 2006. In a change from previous standards, SFAS No. 123R also requires the excess tax benefits related to stock options exercises to be reflected as financing cash inflows, whereas excess tax benefits related to stock options exercises prior to 2006 were reflected in operating activities. Compensation expense will be recorded for grants of stock or stock options on or after January 1, 2006. The adoption of SFAS No. 123R did not have an impact on our financial position, results of operations or cash flows.

(s)	New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has substantially completed its assessment and believes once adopted, there will not be a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on our financial position, results of operations or cash flows.

(t)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant, and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company evaluates the carrying value of long-lived assets for impairment by analyzing the operating performance and anticipated future cash flows

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(1)	Summary of Significant Accounting Policies—continued
(t)	Long-Lived Assets—continued

for those assets. The Company evaluates the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by the projection of future cash flows, the level of actual cash flows and salvage values and the methods of estimation used for determining fair values. Any changes in management’s judgments could result in greater or lesser annual depreciation expense or impairment charges in the future.

(u)	Contingent Consideration

Contingent consideration is evaluated in accordance with Emerging Issues Task Force (EITF) Issue 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” to determine whether contingent consideration is, in substance, additional purchase price of the acquired enterprise or compensation for services, use of property or profit sharing.

(2)	Acquisitions

In 2006, UTSI acquired the following five companies for a total cost of $18,530,000:

•

Assure Intermodal, LLC, or Assure, for $2,730,000 on January 3, 2006. The Company acquired certain assets of Assure through an Asset Purchase Agreement. Additionally, UTSI is required to pay cash consideration to the former owners of Assure based on a percentage of all revenues generated during the period from January 3, 2006 to January 2, 2009. As of December 31, 2006, the total of additional consideration paid to the former owners of Assure was approximately $157,000 and has been recorded as goodwill. Any additional consideration paid to the former owners of Assure will be treated as an additional cost of acquiring Assure and will be recorded as goodwill. Assure is a regional provider of intermodal services primarily in the Southern United States. The Company used cash and marketable securities on hand to finance the acquisition. Assure operates as part of MDII.

•

Djewels, Inc., or Djewels, for $1,100,000 on February 13, 2006. The Company acquired certain assets of Djewels through an Asset Purchase Agreement. Additionally, UTSI is required to pay cash consideration to the former owner of Djewels based on a percentage of all revenues generated during the period from February 13, 2006 to February 12, 2008. As of December 31, 2006, the total of additional consideration paid to the former owners of Djewels was approximately $125,000 and has been recorded as goodwill. Any additional consideration paid to the former owner of Djewels will be treated as an additional cost of acquiring Djewels and will be recorded as goodwill. Djewels is a regional provider of intermodal services primarily in the Western United States. The Company used cash and marketable securities on hand to finance the acquisition. Djewels operates as part of MDII.

•

Noble and Pitts, Inc., or Noble & Pitts for $9,000,000 on July 10, 2006. The Company acquired certain assets of Noble & Pitts through an Asset Purchase Agreement. Noble and Pitts provides primarily flatbed and brokerage trucking services throughout the United States and operates through a contractor network of independent sales agents and owner-operators. The Company used cash and marketable securities on hand to finance the acquisition. Noble and Pitts operates as part of MADL.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(2)	Acquisitions—continued

•

TriStar Express N.C., Inc., or TriStar for $3,200,000 on July 31, 2006. The Company acquired certain assets of TriStar through an Asset Purchase Agreement. Additionally, UTSI is required to pay cash consideration to the former owners of TriStar based on a percentage of all revenues generated during the period from August 1, 2006 to July 31, 2009. As of December 31, 2006, the total of additional consideration paid to the former owners of TriStar was approximately $69,000 and has been recorded as goodwill. Any additional consideration paid to the former owners will be treated as an additional cost of acquiring TriStar and will be recorded as goodwill. TriStar is a regional provider of intermodal and brokerage services primarily in the Western United States and operates through a contractor network of independent owner-operators. The Company used cash and marketable securities on hand to finance the acquisition. TriStar operates as part of MDII.

•

Mallard Transport, Inc., or Mallard for $2,500,000 on September 25, 2006. The Company acquired certain assets of Mallard through an Asset Purchase Agreement. Through December 31, 2006, $2,000,000 of the purchase price was paid in cash. The remaining $500,000 is included in accrued expenses and other current liabilities at December 31, 2006. Mallard provides primarily flatbed and brokerage trucking services primarily in the Southeastern United States and operates through a contractor network of owner-operators. The Company used cash and marketable securities on hand to finance the acquisition. Mallard operates as part of UACL.

The following unaudited pro forma historical results of operations for the years ended December 31, 2006 and 2005 are presented as if the Company had acquired Assure, Djewels, Noble & Pitts, TriStar, and Mallard on January 1, 2005 (in thousands, except per share amounts):

	2006	2005
Operating revenues	$678,323	$603,615
Net income	22,480	20,054
Earnings per share:
Basic	$1.39	$1.30
Diluted	$1.39	$1.30
Average common shares outstanding:
Basic	16,118	15,372
Diluted	16,159	15,372

The allocation of the initial purchase price of these companies based on the assets acquired is as follows (in thousands):

Equipment	$3,779
Intangible assets	8,587
Goodwill (tax deductible)	5,640
Other assets	1,008
Accrued liabilities	(484)

$18,530

The intangible assets acquired represent the acquired companies’ customer relationships and are amortized over a period of seven years.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(2)	Acquisitions—continued

In 2005, UTSI acquired the following three companies for a total cost of $1,448,000, which was paid in cash:

•

Xxtreme Trucking, LLC (Xxtreme) for $100,000 on January 1, 2005. Additionally, UTSI is required to pay cash consideration to the former owner of Xxtreme based on a percentage of all revenues generated during the period from January 1, 2005 to December 31, 2007, up to an aggregate of $650,000. During 2005 and 2006, the Company paid additional consideration to the former owners of Xxtreme totaling $148,000 and $43,000, respectively. These additional amounts have been recorded as goodwill. Any additional consideration paid to the former owners of Xxtreme will be treated as an additional cost of acquiring Xxtreme and will be recorded as goodwill. Xxtreme is a regional provider of truckload and brokerage services primarily in the Southern United States.

•

Marc Largent, Inc. (Largent) for $873,000 on October 14, 2005. Additionally, UTSI is required to pay cash consideration to the former owner of Largent based on a percentage of all revenues generated during the period from October 14, 2005 to October 13, 2008. During 2005 and 2006, the Company paid additional consideration to the former owners of Largent totaling $9,000 and $28,000, respectively. These additional amounts have been recorded as goodwill. Any additional consideration paid to the former owner of Largent will be treated as an additional cost of acquiring Largent and will be recorded as goodwill. Largent is a regional provider of intermodal services primarily in the Western United States.

•

Diamond Logistics of Houston, Inc. (Diamond) for $475,000 on November 17, 2005. Additionally, UTSI is required to pay cash consideration to the former owners of Diamond based on a percentage of all revenues generated during the period from November 17, 2005 to November 16, 2008. During 2005 and 2006, the Company paid additional consideration to the former owners of Diamond totaling $3,000 and $40,000, respectively. These additional amounts have been recorded as goodwill. Any additional consideration paid to the former owners of Diamond will be treated as an additional cost of acquiring Diamond and will be recorded as goodwill. Diamond is a regional provider of intermodal services primarily in the Southwestern United States.

The pro forma effect of these acquisitions has been omitted as the effect is immaterial to UTSI’s results of operations, financial position and cash flows. The allocation of the initial purchase price of these three companies based on the assets acquired is as follows (in thousands):

Intangible asset	$879
Goodwill	612
Accrued liabilities	(43)

$1,448

Effective August 8, 2004, the Company acquired all the issued and outstanding common shares of AFA, a Pennsylvania corporation, for $15,340,000 including acquisition related expenditures of $233,000. $13,733,000 was funded through the Company’s secured line of credit. The remaining $1,607,000 owed to the former owner of AFA was included in accrued liabilities at December 31, 2004. The acquisition was accounted for using the purchase method of accounting. AFA now operates as Great American Lines, Inc (GAML). GAML provides both flatbed and dry van trucking services, as

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(2)	Acquisitions—continued

well as truck brokerage services. GAML operates through a contractor network of independent sales agents and owner-operators. In addition, GAML maintains a fleet of approximately 48 tractors and 85 trailers and employs approximately 48 drivers.

The intangible asset acquired represents GAML’s customer and agency relationships and is amortized over a period of fifteen years.

Effective November 1, 2004, the Company acquired certain assets of Nunn Yoest Principals & Associates, Inc (NYP). NYP is a regional provider of brokerage services primarily in the Eastern United Sates. The aggregate purchase price was $1,585,000 in cash. Under the purchase agreement, the Company is required to pay additional cash consideration to the former owners of NYP equal to 1.5% of the operating revenues during the period from November, 2004 to November, 2007. As of December 31, 2006, the total of additional consideration paid to the former owners of NYP was approximately $1,353,000, of which $1,260,000 has been recorded as a reduction of an earnout liability and $93,000 has been recorded as additional goodwill. Any additional consideration paid to the former owners of NYP will also be treated as an additional cost of acquiring NYP and will be recorded as goodwill. The acquisition was funded using the Company’s secured line of credit.

The intangible asset acquired represents NYP’s customer relationships and is amortized over a period of seven years.

(3)	Transactions with CenTra and Affiliates

CenTra historically provided management services to UTSI, including legal, human resources, and tax services. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the years ended December 31, 2006, 2005 and 2004 are presented in the table which follows. In connection with the spin-off on December 31, 2004, UTSI entered into a transition services agreement with CenTra that ensures UTSI will continue to have access to these services. Pursuant to the transition services agreement, UTSI has agreed to pay CenTra $155,000 for 2007. The transition services agreement had an initial term of 2 years and has since been extended through December 31, 2007, which will permit UTSI to engage in an orderly transition of the services to our own administrative staff. The level of administrative services can be cut back by UTSI without penalty at any time, but CenTra is not obligated to provide substantial additional services beyond the current level.

In addition to the management services described above, UTSI reimburses CenTra for other services. Following is a schedule of services provided and amounts paid for the years ended December 31 (in thousands):

	2006	2005	2004
Management services	$155	$305	$305
Building and terminal rents (month to month basis)	489	245	320
Maintenance services	768	867	1,001
Trailer rents	32	63	79
Health insurance	1,396	1,059	784

Total	$2,840	$2,539	$2,489

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(3)	Transactions with CenTra and Affiliates—continued

An affiliate of CenTra charged UTSI approximately $12,472,000, $10,509,000 and $7,494,000 in 2006, 2005 and 2004, respectively, for personal liability and property damage insurance.

Operating revenues for the years ended December 31, 2006, 2005, and 2004 include approximately $604,000, $940,000, and $3,557,000, respectively, of freight services provided to CenTra. Purchased transportation includes $14,542,000 and $7,146,000, of transportation services provided by CenTra to CrossRoad Carriers for the years ended December 31, 2006 and 2005, respectively. Related accounts receivable due from CenTra and affiliates were $251,000 and $298,000 as of December 31, 2006 and 2005, respectively. Related accounts payable due to CenTra, included in accounts payable, were $560,000 and $433,000 as of December 31, 2006 and 2005, respectively. The Company provides certain computer services to a subsidiary of CenTra. Amounts charged for such services totaled $214,000, $179,000 and $146,000 in 2006, 2005 and 2004, respectively, and are reflected as a reduction of selling, general, and administrative expenses in the statement of income.

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

In October 2004, the Company declared and paid a cash dividend to CenTra of $3,100,000. In addition, the Company declared three in-kind dividends consisting of 1) real estate purchased in connection with the acquisition of AFA with a book value of $1,838,000, 2) a loan receivable from CenTra totaling $4,043,000 and 3) the right of first refusal and an option to reacquire certain real estate obtained from CenTra on December 31, 2003. Under the right of first refusal, if the Company receives a bona fide offer from a third party to purchase or lease all or any portion of this property that it decides to accept, the Company must notify CenTra of this fact and CenTra may elect to lease or purchase, as applicable, the portion of the property that is subject to such offer on the same terms. In addition, CenTra has the right until October 2007 to purchase the property from the Company for $11,616,000, plus the cost of any future improvements made to the property by the Company. The property had a book and fair value of $3,546,000 and $10,616,000, respectively, at December 31, 2003. The dividend of the option and right of first refusal were recorded at fair value of $25,000 as a reduction of retained earnings and an increase in paid-in capital.

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

In December 2004, the Company agreed to exchange properties with CenTra whereby UTSI transferred one of its terminal yards in Detroit, Michigan with a book value of $718,000 to CenTra in exchange for a Tampa, Florida office building UTSI was leasing from CenTra. UTSI paid CenTra $94,000, the difference in fair values of the properties. UTSI recorded the Tampa, Florida property at $131,000, CenTra’s net book value. For tax purposes, UTSI recorded the property at $1,154,000, the fair value of the Detroit, Michigan property of $1,060,000 plus the $94,000 of consideration paid. A net deferred tax asset of $233,000 was recorded resulting from the difference in the book and tax bases in the Tampa property, net of a deferred intercompany tax gain. Additionally, UTSI recorded a deemed dividend

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(3)	Transactions with CenTra and Affiliates—continued

distribution to CenTra equaling $448,000, the net book value of the Detroit, Michigan property less the book value of the Tampa property and the net deferred tax asset recorded.

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

CenTra sponsored a 401(k) defined contribution benefit plan that covered the employees of UTSI. In June 2004, the Company created a 401(k) plan for its employees, excluding the employees of GAML, and segregated the plan assets from the CenTra sponsored plan. Effective June 1, 2005, the plan was amended to allow employees of GAML to participate. The plan matches contributions up to $600 for employees who are not considered highly compensated. The expense for the Company match in 2006, 2005, and 2004 was $70,000, $53,000 and $45,000, respectively.

GAML maintained a Simplified Employee Pension Plan, which covers all full-time employees. Eligibility requirements include completion of one year of service and attaining the age of 21. Contributions to the plan were at management’s discretion. No contributions were made under this plan for the year ended December 31, 2006. Contributions for the years ended December 31, 2005 and for the period from August 8, 2004, the date of acquisition, through December 31, 2004 were $184,000, and $87,000, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(5)	Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2006	2005	2004
Balance at beginning of year	$2,472	$3,439	$1,623
Allowance established upon acquisition of AFA	—	—	150
Bad debt expense	867	1,308	2,382
Uncollectible accounts written off	(75)	(2,275)	(716)

Balance at end of year	$3,264	$2,472	$3,439

(6)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2006	2005
Trailers	$24,813	$21,271
Tractors	7,025	2,593
Computer equipment and software	1,917	1,806
Office and miscellaneous equipment	4,786	3,451
Land and buildings	17,557	13,220
Construction in process	10,914	5,935

	67,012	48,276
Less accumulated depreciation and amortization	(15,726)	(13,476)

Total	$51,286	$34,800

(7)	Income Taxes

The provision for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2006	2005	2004
Current:
Federal	$10,817	$9,163	$6,181
State	1,975	1,643	634
Deferred:
Federal	300	63	(124)
State	32	55	(34)

Total	$13,124	$10,924	$6,657

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(7)	Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2006		2005
	Current	Long-term	Current	Long-term
Deferred tax assets:
Allowance for doubtful accounts	$700	$—	$723	$—
Accrued expenses	4,168	—	2,791	—

Total	4,868	—	3,514	—

Deferred tax liabilities:
Prepaid expenses	(1,431)	—	(1,155)	—
Property and equipment	—	(3,859)	—	(2,143)
Other assets	—	(99)	—	(242)

Total	(1,431)	(3,958)	(1,155)	(2,385)

Net deferred tax asset (liability)	$3,437	$(3,958)	$2,359	$(2,385)

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

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2006	2005	2004
Federal statutory rate	35%	35%	35%
State—net of federal benefit	3	4	2

Effective tax rate	38%	39%	37%

(8)	Accrued Expenses

Accrued expenses consist of the following items at December 31 (in thousands):

	2006	2005
Taxes, interest, and insurance	$965	$948
Cargo claims	1,625	1,825
Auto liability claims	4,850	2,500
Commissions	1,324	1,176
Payroll related items	3,115	1,999
Driver escrow liabilities	3,834	3,001
Other	3,848	2,455

Total	$19,561	$13,904

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(9)	Debt

Universal Truckload Services, Inc. and First Tennessee Bank National Association entered into a Loan Agreement dated November 28, 2006 for the period November 28, 2006 to May 31, 2008. The previous Loan Agreement with First Tennessee Bank National Association, dated March 2002 and further amended at various times, has been terminated due to the expiration of its term. Under our unsecured line of credit with First Tennessee Bank our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20.0 million at any one time. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 7.0% at December 31, 2006). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a ratio of debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, and tangible net worth is defined as net worth, less (a) the value assigned to intangibles and any other assets properly classified as intangibles, in accordance with generally accepted accounting principles (b) any accumulated earnings attributable to interests in the capital stock and retained earnings of other persons, and (c) deferred assets. In addition, any amounts due to us from CenTra, Inc, its subsidiaries or affiliates, or any affiliate of ours, will be deducted from net worth. The agreement also may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2006, there were no borrowings outstanding under our line of credit and $1,036,500 letters of credit issued against the line.

The previous line of credit with First Tennessee Bank was established in March 2002 and was secured by the accounts receivable of UACL and MADL. The line of credit agreement provided for maximum borrowings of $20.0 million and contained certain restrictive covenants to be maintained by UACL and MADL, including limitations on the payment of dividends. Borrowings on the line of credit were at an interest rate of LIBOR as of the first day of the calendar month plus 1.65%. On June 29, 2004, the Company’s line of credit agreement was amended, increasing its maximum borrowings to $40.0 million and changing the interest rate to LIBOR as of the first day of the calendar month plus 1.80%. The amended line of credit agreement was secured by all of the Company’s accounts receivable, except AFA and CrossRoad Carriers, Inc., and contained various restrictive covenants. In August 2005, the Company’s line of credit was further amended, reducing maximum borrowings to $20.0 million, decreasing the interest rate to LIBOR as of the first day of the calendar month plus 1.65% (effective rate of 6.5% at December 31, 2005) and extending its expiration date to August 31, 2006. The terms of the line of credit agreement were again extended to the period from its initial expiration of August 31, 2006 until November 30, 2006. The amended line of credit agreement was secured by the accounts receivable of UACL and MADL and contained various financial and restrictive covenants to be maintained by the Company, UACL and MADL. As of December 31, 2005, the Company did not have any amounts outstanding under this line of credit.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(9)	Debt—continued

matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $1,000,000 standby letter of credit that expires February 14, 2007. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property. The Company believes the fair value of this debt approximates the carrying value based on current rates available for similar issues.

(10)	Operating Leases

The Company leases office space, terminal yards and equipment under non-cancelable operating leases. Total rent expense amounted to approximately $2,149,000, $1,284,000, and $941,000 for 2006, 2005 and 2004, respectively. It is expected that in the ordinary course of business that leases will be renewed or replaced as they expire. Future minimum rental payments under non-cancelable operating leases having initial or remaining terms in excess of one year are as follows (in thousands):

2007	$1,059
2008	908
2009	867
2010	—
2011	—
Thereafter	—

Total	$2,834

(11)	Comprehensive Income

Comprehensive income includes the following for the years ended December 31, 2006, 2005, and 2004 (in thousands).

	2006	2005	2004
Net income	$21,009	$17,167	$11,118
Unrealized holding gains on available for sale investments, net of income taxes of $163 and $57, respectively	272	81	—

Comprehensive income	$21,281	$17,248	$11,118

The unrealized holding gain on available-for-sale investments for 2006 represents the mark-to-market adjustment of $435,000 net of related income taxes of $163,000. The unrealized holding gain on available-for-sale investments for 2005 represents the mark-to-market adjustment of $138,000 net of related income taxes of $57,000. There were no available-for-sale investments in 2004.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(12)	Contingencies

There are pending actions arising during the ordinary conduct of business. In the opinion of the Company, the liability, if any, arising from these actions will not have a material effect on the Company’s financial position, results of operations or cash flows.

(13)	Stock Split

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

(14)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan (“the Plan”), which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of December 31, 2006 and 2005 was $312,500 and $0, respectively.

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004, as if UTSI had applied the fair value recognition provisions of SFAS No. 123R to options granted under the Company’s stock option plan prior to the adoption of SFAS No. 123R on January 1, 2006 (in thousands, except per share data):

	Year Ended December 31
	2005	2004
Net income, as reported	$17,167	$11,118
Less: Total stock based compensation determined using the fair value method, net of income tax	1,753	—

Pro forma net income	$15,414	$11,118

Earnings per common share—basic
As reported	$1.12	$1.11
Pro forma	$1.10	$1.11

Earnings per common share—diluted
As reported	$1.12	$1.11
Pro forma	$1.10	$1.11

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(14)	Stock Based Compensation—continued

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

In 2006, 10,000 options were forfeited and none of the options were exercised. In 2005, none of the options were forfeited or exercised. The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2005	—	—
Granted	260,000	$22.50
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at December 31, 2005	260,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	10,000	$22.50

Balance at December 31, 2006	250,000	$22.50

Exercisable	250,000	$22.50

(15)	Initial Public Offering

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(16)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. As of December 31, 2006, there were 41,000 weighted average dilutive stock options included in the denominator for the calculation of diluted earnings per share.

For the fiscal year ended December 31, 2006, there were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution. For the year ended December 31, 2005, 260,000 options purchase shares of common stock, were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(17)	Quarterly Financial Data (unaudited)

	2006
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$145,885	$160,006	$171,907	$163,829

Operating income	7,188	8,496	9,153	8,253

Income before income taxes	7,438	8,798	9,401	8,496
Provision for income taxes	2,876	3,402	3,636	3,210

Net income	$4,562	$5,396	$5,765	$5,286

Earnings per common share:
Basic	$0.28	$0.33	$0.36	$0.33
Diluted	$0.28	$0.33	$0.36	$0.33
Average common shares outstanding:
Basic	16,118	16,118	16,118	16,118
Diluted	16,129	16,184	16,182	16,142

	2005
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$120,945	$127,516	$135,637	$147,241

Operating income	5,784	6,921	7,402	7,559

Income before income taxes	5,619	7,071	7,600	7,801
Provision for income taxes	2,135	2,687	2,955	3,147

Net income	$3,484	$4,384	$4,645	$4,654

Earnings per common share:
Basic	$0.26	$0.27	$0.29	$0.29
Diluted	$0.26	$0.27	$0.29	$0.29
Average common shares outstanding:
Basic	13,159	16,118	16,118	16,118
Diluted	13,159	16,118	16,118	16,118

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(18)	Subsequent Events

Effective January 8, 2007, the Company exercised its option to purchase certain real property in Dallas, Texas formerly leased and currently utilized as an intermodal container terminal. The aggregate purchase price was $4,625,000. The closing on the property occurred on March 1, 2007. The Company used cash and marketable securities on hand to fund the purchase.

Effective March 8, 2007, the Company entered into a purchase agreement with Linc Logistics Company, a related party, for the sale of property, building, and all improvements in Warren, MI. This property is the former corporate headquarters of the Company. The agreed upon purchase price for the property is $1.2 million, which approximates market and carrying value.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal years 2005 or 2006.

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the SEC filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Universal Truckload Services, Inc (the “Company”) is responsible for establishing and maintaining effective internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The scope of management’s assessment as of December 31, 2006 did not include an assessment of the internal control over financial reporting for Assure Intermodal, LLC, Djewels, Inc., Noble & Pitts, Inc., TriStar Express N.C., Inc. and Mallard Transport, Inc. (the Acquired Companies) during 2006, and management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, the Acquired Companies’ internal control over financial reporting associated with total assets of $12.7 million and total revenues of $38.0 million included in the consolidated financial statements of Universal Truckload Services, Inc. as of and for the year ended December 31, 2006. For the fiscal year ending December 31, 2007, the scope of management’s assessment on internal control over financial reporting will include the Acquired Companies operations.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. Such report appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services, Inc:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Universal Truckload Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Truckload Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Universal Truckload Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Universal Truckload Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Universal Truckload Services, Inc. acquired Assure Intermodal, LLC, Djewels, Inc., Noble & Pitts, Inc., TriStar Express N.C., Inc. and Mallard Transport, Inc. (the Acquired Companies) during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, the Acquired Companies’ internal control over financial reporting associated with total assets of $12.7 million and total revenues of $38.0 million included in the consolidated financial statements of Universal Truckload Services, Inc. as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of Universal Truckload Services, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of the Acquired Companies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ (deficit) equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 19, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Detroit, Michigan

March 19, 2007

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Directors and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006, and is incorporated herein by reference. The information required by this Item concerning Director Independence, the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is set forth under the captions “Director Compensation,” “Executive Officer Compensation,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity and Related Stockholder Matters” in Part II, Item 5 of this report, and is incorporated by reference herein.

The information required by this Item pursuant to Item 403 of Regulation S-K is set forth under the caption “Security Ownership by Management and Others” and “Equity Compensation Plan Information,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006, and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption “Transactions With Management and Others” and “Transactions With Management and Others and Certain Business Relationships” and “Compensation Committee Interlocks and Insider Participation,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2006, and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Report of the Audit Committee” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2006, and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	36
Consolidated Balance Sheets	37
Consolidated Statements of Income	38
Consolidated Statements of Shareholders’ (Deficit) Equity and Comprehensive Income	39
Consolidated Statements of Cash Flows	40
Notes to Consolidated Financial Statements	42

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

10.14	Tax Separation Agreement, dated as of December 31, 2004, between CenTra, Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.15	Transitional Services Agreement, dated as of December 31, 2004, between the Registrant and CenTra, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.16	Fourth Amendment to Loan Agreement, dated as of December 27, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.17	Debt Subordination Agreement, dated as of December 27, 2004, by and among CenTra, Inc., Universal Truckload Services, Inc., and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

Exhibit No.	Description
10.18+	Universal Truckload Services, Inc. Incentive Compensation Plan C, Calendar Years 2004 – 2006 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2005 (Commission File No. 000-51142))

10.19+	Amendment No. 1, dated September 28, 2005, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2004 (Commission File No. 000-51142))

10.20	Fifth Amendment to Loan Agreement, dated as of August 31, 2005, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Lines, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.21	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.22	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.23+	Amendment No. 2, dated June 29, 2006, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006 (Commission File No. 000-51142))

10.24	Agreement of Purchase and Sale of a furnished office building between the Company and Dürr Systems, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006 (Commission File No. 000-51142))

10.25	Loan Agreement, dated as of November 28, 2006, between Universal Truckload Services, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2006 (Commission File No. 000-51142))

21.1*	Subsidiaries of Universal Truckload Services, Inc.

23.1*	Consent of KPMG LLP

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

By:	/s/ ROBERT E. SIGLER
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: March 19, 2007

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

Signatures	Title	Date

/s/ DONALD B. COCHRAN Donald B. Cochran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2007

/s/ ROBERT E. SIGLER Robert E. Sigler	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 19, 2007

/s/ MATTHEW T. MOROUN Matthew T. Moroun	Chairman of the Board	March 19, 2007

/s/ MANUEL J. MOROUN Manuel J. Moroun	Director	March 19, 2007

/s/ JOSEPH J. CASAROLL Joseph J. Casaroll	Director	March 19, 2007

/s/ ANGELO A. FONZI Angelo A. Fonzi	Director	March 19, 2007

/s/ DANIEL C. SULLIVAN Daniel C. Sullivan	Director	March 19, 2007

/s/ RICHARD P. URBAN Richard P. Urban	Director	March 19, 2007

/s/ TED B. WAHBY Ted B. Wahby	Director	March 19, 2007