Form 10-Q
period 2007-03-31
Universal Truckload Services, Inc.
filed 2007-05-09
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares of the registrant’s common stock, no par value, issued and outstanding as of April 30, 2007, was 16,117,500.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$978	$5,008
Marketable securities	4,185	15,330
Accounts receivable – net of allowance for doubtful accounts of $3,569 and $3,264, respectively	87,774	82,259
Due from CenTra and affiliates	663	251
Prepaid income taxes	2,356	—
Prepaid expenses and other	9,097	5,283
Deferred income taxes	2,846	3,437

Total current assets	107,899	111,568

Property and equipment	75,189	67,012
Less accumulated depreciation	(16,309)	(15,726)

Property and equipment – net	58,880	51,286

Goodwill	10,594	10,179
Intangible assets – net of accumulated amortization of $4,206	16,051	16,684
and $3,625, respectively
Other assets	3,729	1,183

Total assets	$197,153	$190,900

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,777	$30,156
Accrued expenses and other current liabilities	18,665	19,561

Total current liabilities	53,442	49,717

Long-term liabilities:
Long-term debt	910	1,000
Deferred income taxes	3,849	3,958
Other long-term liabilities	1,299	1,772

Total long-term liabilities	6,058	6,730

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 16,117,500 shares	16,118	16,118
Paid-in capital	79,806	79,806
Retained earnings	41,360	38,176
Accumulated other comprehensive income	369	353

Total shareholders’ equity	137,653	134,453

Total liabilities and shareholders’ equity	$197,153	$190,900

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

Thirteen Weeks ended March 31, 2007 and April 1, 2006

(In thousands, except per share data)

	2007	2006
Operating revenues:
Truckload	$93,068	$87,319
Brokerage	40,989	38,120
Intermodal	24,820	20,446

Total operating revenues	158,877	145,885

Operating expenses:
Purchased transportation	121,648	110,875
Commissions expense	10,599	9,456
Other operating expense, net	2,560	1,961
Selling, general, and administrative	12,193	11,288
Insurance and claims	4,872	3,847
Depreciation and amortization	1,907	1,270

Total operating expenses	153,779	138,697

Income from operations	5,098	7,188

Interest income	208	250

Interest expense	(14)	—

Income before provision for income taxes	5,292	7,438

Provision for income taxes	2,108	2,876

Net income	$3,184	$4,562

Earnings per common share:
Basic	$0.20	$0.28
Diluted	$0.20	$0.28

Average common shares outstanding:
Basic	16,118	16,118
Diluted	16,140	16,129

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirteen Weeks ended March 31, 2007 and April 1, 2006

(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$3,184	$4,562
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,907	1,270
(Gains) losses on disposal of property and equipment	(41)	34
Gains on disposal of marketable securities	(19)	—
Bad debt expense	336	251
Deferred income taxes	471	(31)
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	(6,263)	(2,640)
Prepaid expenses and other	(8,717)	934
Accounts payable and accrued expenses	4,927	3,013

Net cash (used in) provided by operating activities	(4,215)	7,393

Cash flows from investing activities:
Capital expenditures	(11,959)	(2,886)
Proceeds from the sale of property and equipment	1,199	294
Purchases of marketable securities	(870)	(12,938)
Proceeds from sale of marketable securities	12,061	11,500
Payment of earnout obligations related to acquisitions	(246)	(251)
Acquisition of businesses	—	(2,459)

Net cash provided by (used in) investing activities	185	(6,740)

Net (decrease) increase in cash and cash equivalents	(4,030)	653
Cash and cash equivalents – beginning of period	5,008	5,342

Cash and cash equivalents – end of period	$978	$5,995

Supplemental cash flow information:
Cash paid for interest	$14	$—

Cash paid for income taxes	$3,468	$281

Fair value of assets acquired, including goodwill	$—	$3,890
Remaining acquisition obligations	—	(1,371)
Liabilities assumed	—	(60)

Acquisition of businesses	$—	$2,459

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying consolidated financial statements of Universal Truckload Services, Inc. and its wholly owned subsidiaries (the Company or UTSI) have been prepared by UTSI, without audit by an independent registered public accounting firm. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006 in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

The Company’s fiscal year ends on December 31. The Company’s fiscal year consists of four quarters, each with thirteen weeks.

Certain reclassifications have been made to the prior financial statements in order for them to conform to the March 31, 2007 presentation.

(2)	Transactions with CenTra and Affiliates

UTSI’s former parent, CenTra, Inc., or CenTra, has historically provided management services to UTSI, including legal and human resources. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the thirteen weeks ended March 31, 2007 and April 1, 2006 are presented in the table below. In connection with the spin-off on December 31, 2004, UTSI entered into a transition services agreement with CenTra that ensures UTSI will continue to have access to these services. Pursuant to the transition services agreement, UTSI has agreed to pay CenTra $155,000 for 2007. The transition services agreement had an initial term of 2 years and has since been extended through December 31, 2007, which will permit UTSI to engage in an orderly transition of the services to our own administrative staff. The level of administrative services can be cut back by UTSI without penalty at any time, but CenTra is not obligated to provide substantial additional services beyond the current level.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Transactions with CenTra and Affiliates - continued

In addition to the management services described above, UTSI purchases other services from CenTra. Following is a schedule of services provided and amounts paid to CenTra (in thousands):

	Thirteen weeks ended
	March 31, 2007	April 1, 2006
Management services	$39	$76
Building and terminal rents (month to month basis)	136	102
Maintenance services	246	165
Trailer rents	9	9
Health insurance	515	321

Total	$945	$673

An affiliate of CenTra charged UTSI approximately $4,010,000 and $2,990,000 for personal liability and property damage insurance for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively.

Operating revenues for the thirteen weeks ended March 31, 2007 and April 1, 2006 include approximately $84,000 and $150,000, respectively, of freight services provided to CenTra. Related accounts receivable due from CenTra and affiliates was $663,000 and $251,000 as of March 31, 2007 and December 31, 2006, respectively. During the thirteen weeks ended March 31, 2007 and April 1, 2006, UTSI paid CenTra $4,314,000 and $2,195,000, respectively, for transportation services provided to UTSI.

Prior to 2007, the Company provided certain computer services to a subsidiary of CenTra. Amounts charged for such services totaled $60,000 for the thirteen weeks ended April 1, 2006, and are reflected as a reduction of selling, general, and administrative expenses in the statements of income.

In March 2007, the Company sold its former corporate headquarters located in Warren, MI, to Linc Logistics Company, a related party, for $1.2 million, an amount which approximated the market and carrying value. The sale included the property, building, and all improvements.

(3)	Debt

Universal Truckload Services, Inc. and First Tennessee Bank National Association entered into a Loan Agreement dated November 28, 2006 for the period November 28, 2006 to May 31, 2008. Under our unsecured line of credit with First Tennessee Bank our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20.0 million at any one time. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 7.0% at March 31, 2007). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a ratio of debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, and tangible net worth is defined as net worth, less (a) the

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)	Debt - continued

value assigned to intangibles and any other assets properly classified as intangibles, in accordance with generally accepted accounting principles (b) any accumulated earnings attributable to interests in the capital stock and retained earnings of other persons, and (c) deferred assets. In addition, any amounts due to us from CenTra, Inc, its subsidiaries or affiliates, or any affiliate of ours, will be deducted from net worth. The agreement also may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of March 31, 2007, there were no borrowings outstanding under our line of credit and $1,061,500 letters of credit issued against the line.

On May 1, 2006, UTS Realty, LLC (Realty) received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at a rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. The forgiveness will be recorded as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum, commencing on January 31, 2007. The remaining principal of $550,000 is due at maturity. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $1,000,000 standby letter of credit that expires February 14, 2007. The letter of credit is reduced by the annual amount of forgiveness plus any amounts repaid by the Company. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property. The Company believes the fair value of this debt approximates the carrying value based on current rates available for similar issues.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen weeks ended
	March 31, 2007	April 1, 2006
Weighted average number of common shares	16,118	16,118
Incremental shares from assumed exercise of stock options	22	11

Weighted average number of common shares and common share equivalents	16,140	16,129

(5)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan (“the Plan”), which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of March 31, 2007 and April 1, 2006 was $428,000 and $663,000, respectively.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2007	250,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at March 31, 2007	250,000	$22.50

Exercisable	250,000	$22.50

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands).

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Net income	$3,184	$4,562
Unrealized holding gains on available for sale investments, net of income tax	16	91

Comprehensive income	$3,200	$4,653

(8)	Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, which clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007.

As a result of the adoption, we recognized a $75,000 increase in our accrual for income taxes, and a corresponding increase in our income tax expense. As of January 1, 2007, the total amount of unrecognized tax benefits is $370,000. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. As of January 1, 2007, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months. The Company recognizes interest related to unrecognized tax benefits in income tax expense and penalties in other operating expenses. As of January 1, 2007, the amount of accrued interest and penalties was $41,000 and $57,000, respectively.

Through December 31, 2004, the Company filed a consolidated U.S. federal income tax return with CenTra, who determined income taxes for its subsidiaries on a separate return basis. Effective for all periods subsequent to January 1, 2005, the Company has filed a separate U.S. federal income tax return. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. In addition, the Company files income tax returns in various state and local jurisdictions. Historically, the Company has been responsible for filing separate state and local income tax returns for itself and its subsidiaries. The Company is no longer subject to state income tax examinations for years before 2002.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for us as of January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for us as of January 1, 2008. The Company believes once adopted, SFAS 157 will not have a significant impact on the Company’s financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2006, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen weeks ended March 31, 2007, approximately 88.2% of our total operating expenses were variable in nature and our capital expenditures were $12.0 million.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended March 31, 2007 and April 1, 2006, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Operating revenues	100%	100%
Operating expenses:
Purchased transportation	76.6	76.0
Commissions expense	6.7	6.5
Other operating expenses	1.6	1.3
Selling, general and administrative	7.7	7.7
Insurance and claims	3.1	2.6
Depreciation and amortization	1.2	0.9

Total operating expenses	96.8	95.1

Operating income	3.2	4.9
Interest income (expense), net	0.1	0.2

Income before provision for income taxes	3.3	5.1
Provision for income taxes	1.3	2.0

Net income	2.0%	3.1%

Thirteen Weeks Ended March 31, 2007 Compared to Thirteen Weeks ended April 1, 2006

Operating revenues. Operating revenues for the thirteen weeks ended March 31, 2007 increased by $13.0 million, or 8.9%, to $158.9 million from $145.9 million for the thirteen weeks ended April 1, 2006. Approximately $11.2 million of the increase in operating revenues is attributable to acquisitions made since the middle of the first quarter 2006. The increase in operating revenues relating to these acquisitions consisted of a $6.8 million increase in truckload operations, a $1.5 million increase in brokerage operations, and a $2.9 million increase in intermodal operations. For the thirteen weeks ended March 31, 2007, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations decreased to $2.06 from $2.13 for the thirteen weeks ended April 1, 2006. Excluding the effects of acquisitions made since the middle of the first quarter 2006, revenue from our truckload operations decreased by $1.1 million, or 1.3%, to $86.2 million for the thirteen weeks ended March 31, 2007 from $87.3 million for the thirteen weeks ended April 1, 2006. Excluding the effects of acquisitions made since the middle of the first quarter 2006, revenue from our brokerage operations increased by $1.4 million, or 3.7%, to $39.5 million for the thirteen weeks ended March 31, 2007 compared to $38.1 million for the thirteen weeks ended April 1, 2006. Excluding the effects of acquisitions made since the middle of the first quarter 2006, revenue from our intermodal support services increased by $1.5 million, or 7.4%, to $22.0 million for the thirteen weeks ended March 31, 2007 from $20.4 million for the thirteen weeks ended April 1, 2006.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended March 31, 2007 increased by $10.8 million, or 9.7%, to $121.6 million from $110.9 million for the thirteen weeks ended April 1, 2006. As a percentage of operating revenues, purchased transportation expense increased to 76.6% for the thirteen weeks ended March 31, 2007 from 76.0% for the thirteen weeks ended April 1, 2006. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in purchased transportation rates related to acquisitions made since the middle of the first quarter 2006 and $1.8 million increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirteen weeks ended March 31, 2007 were $13.8 million compared to $12.0 million for the thirteen weeks ended April 1, 2006.

Commissions expense. Commissions expense for the thirteen weeks ended March 31, 2007 increased by $1.1 million, or 12.1%, to $10.6 million from $9.5 million for the thirteen weeks ended April 1, 2006. As a percentage of operating revenues, commissions expense increased to 6.7% for the thirteen weeks ended March 31, 2007 compared to 6.5% for thirteen weeks ended April 1, 2006. The absolute increase was primarily due to the growth in our operating revenues. Also included in commissions expense for the thirteen weeks ended March 31, 2007 was approximately $200,000 of commission expense paid to an agency of the Company that was formerly operated by employees.

Other operating expense. Other operating expense for the thirteen weeks ended March 31, 2007 increased by $599,000, or 30.5%, to $2.6 million from $2.0 million for the thirteen weeks ended April 1, 2006. As a percentage of operating revenues, other operating expense increased to 1.6% for the thirteen weeks ended March 31, 2007 from 1.3% for the thirteen weeks ended April 1, 2006. The absolute increase was primarily due to the increased operating costs related to acquisitions made since the middle of the first quarter 2006. In addition, there was an increase in repairs and maintenance cost on company owned equipment, including equipment obtained in the fiscal 2006 acquisitions, of approximately $350,000 during the thirteen weeks ended March 31, 2007.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended March 31, 2007 increased by $905,000, or 8.0%, to $12.2 million from $11.3 million for the thirteen weeks ended April 1, 2006. As a percentage of operating revenues, selling, general and administrative expense remained constant at 7.7% for the thirteen weeks ended March 31, 2007 compared to the thirteen weeks ended April 1, 2006. The absolute increase in selling, general and administrative expense was primarily the result of a $612,000 increase in salaries, wages and benefit costs from the acquisitions made since the middle of the first quarter 2006. Additionally, we incurred $288,000 in facility costs related to these acquisitions and from the transition to our new corporate headquarters. Also included in selling, general and administrative expense for the thirteen weeks ended March 31, 2007 was a provision of approximately $125,000 for fees related to our 2006 audit.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended March 31, 2007 increased by $1.0 million, or 26.6%, to $4.9 million from $3.8 million for the thirteen weeks ended April 1, 2006. As a percentage of operating revenues, insurance and claims increased to 3.1% for the thirteen weeks ended March 31, 2007 from 2.6% for the thirteen weeks ended April 1, 2006. The absolute increase was primarily due to a $950,000 increase in insurance expense from higher premiums and an increase in our owner-operator provided fleet of tractors which are covered under our liability insurance policy. In addition, there was an increase in cargo claims during the thirteen weeks ended March 31, 2007 of approximately $375,000. Insurance and claims costs were partially offset by a lower provision for our auto liability accrual for the thirteen weeks ended March 31, 2007 of $300,000 compared to $600,000 for the thirteen weeks ended April 1, 2006.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended March 31, 2007 increased by $637,000, or 50.2%, to $1.9 million from $1.3 million for the thirteen weeks ended April 1, 2006. Depreciation for the thirteen weeks ended March 31, 2007 increased by $425,000, or 47.1%, to $1.3 million from $0.9 million for the thirteen weeks ended April 1, 2006. Amortization for the thirteen weeks ended March 31, 2007 increased by $215,000, or 57.9%, to $582,000 from $368,000 for the thirteen weeks ended April 1, 2006. As a percent of operating revenues, depreciation and amortization increased to 1.2% for the thirteen weeks ended March 31, 2007 from 0.9% for the thirteen weeks ended April 1, 2006. The absolute increases are primarily the results of a $193,000 increase in amortization expense relating to fiscal 2006 acquisitions and additional depreciation on $15.5 million of capital expenditures made in 2006.

Interest expense (income), net. Net interest income for the thirteen weeks ended March 31, 2007 was $194,000 compared to net interest income of $250,000 for the thirteen weeks ended April 1, 2006. The decrease in net interest income of $56,000 or 22.4% is the result of lower average invested balances which were used to fund our 2006 capital expenditures and acquisitions.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended March 31, 2007 decreased by $768,000, or 26.7%, to $2.1 million from $2.9 million for the thirteen weeks ended April 1, 2006. For the thirteen weeks ended March 31, 2007 and April 1, 2006, we had an effective income tax rate of 39.8% and 38.7%, respectively, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations and our revolving unsecured line of credit with First Tennessee Bank.

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

During the thirteen weeks ended March 31, 2007, we made capital expenditures totaling $12.0 million. These expenditures primarily consisted of land and land improvements, building improvements, and tractors and trailers.

Through the end of 2007, exclusive of acquisitions, we estimate that we will incur additional capital expenditures of $560,000 relating to real property improvements to our existing container facilities. Additionally, we expect to incur capital expenditures of $830,000 for trailers and other equipment. We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability under our line of credit and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

We continue to evaluate business development opportunities, including potential acquisitions that fit our strategic plans. There can be no assurance that we will identify any opportunities that fit our strategic plans or that we will be able to execute any such opportunities on terms acceptable to us. Any such opportunities will be financed from available cash on hand and our unsecured line of credit.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

Unsecured Lines of Credit

Under our unsecured line of credit with First Tennessee Bank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20.0 million at any one time. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 7.0% at March 31, 2007). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a ratio of debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, and tangible net worth is defined as net worth, less (a) the value assigned to intangibles and any other assets properly classified as intangibles, in accordance with generally accepted accounting principles (b) any accumulated earnings attributable to interests in the capital stock and retained earnings of other persons, and (c) deferred assets. In addition, any amounts due to us from CenTra, Inc, its subsidiaries or affiliates, or any affiliate of ours, will be deducted from net worth. The agreement also may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of March 31, 2007, there were no borrowings outstanding under our line of credit and $1,061,500 letters of credit issued against the line.

Discussion of Cash Flows

At March 31, 2007, we had cash and cash equivalents of $978,000 compared to $5.0 million at December 31, 2006. The decrease in cash and cash equivalents of approximately $4.0 million for the thirteen weeks ended March 31, 2007 resulted from $4.2 million in cash used in operations, offset by a $185,000 of cash provided by investing activities.

The $4.2 million in cash used in operations was primarily attributed to $3.2 million of net income, $1.9 million of non-cash charges for depreciation and amortization, and an increase in the working capital position of the Company of $10.1 million. The increase in the working capital position is the result of an increase in prepaid income taxes and an increase in prepaid expenses and other. The increase in the prepaid expenses and other consisted primarily of prepaid auto liability insurance premiums.

Net cash provided by investing activities for thirteen weeks ended March 31, 2007 was $185,000, consisting primarily of capital expenditures of $12.0 million and the purchase of marketable securities totaling $870,000, partially offset by proceeds from the sale of marketable securities of $12.1 million and proceeds from the sale of our former corporate headquarters of $1.2 million.

Off Balance Sheet Arrangements

In connection with the 2004 acquisition of Nunn Yoest Principals & Associates, Inc. (NYP), we are required to pay cash consideration to the former owner of NYP based on a percentage of revenues generated through November 2007.

In connection with the 2005 acquisition of Marc Largent, Inc. (Largent), we are required to pay cash consideration to the former owner of Largent based on a percentage of revenues generated through October 2008.

In connection with the 2005 acquisition of Diamond Logistics of Houston, Inc. (Diamond), we are required to pay cash consideration to the former owners of Diamond based on a percentage of revenues generated through November 2008.

In connection with the 2006 acquisition of Assure Intermodal, LLC (Assure), we are required to pay cash consideration to the former owners of Assure based on a percentage of revenues generated through January 2009.

In connection with the 2006 acquisition of Djewels, Inc. (Djewels), we are required to pay cash consideration to the former owner of Djewels based on a percentage of revenues generated through February 2008.

In connection with the 2006 acquisition of TriStar Express N.C., Inc. (TriStar) we are required to pay cash consideration to the former owners of TriStar based on a percentage of revenues generated through July 2009.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2006. There have been no changes in the accounting policies followed by us during the thirteen weeks ended March 31, 2007.

Effect of Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for us as of January 1, 2008. The Company believes once adopted, SFAS 159 will not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for us as of January 1, 2008. The Company believes once adopted, SFAS 157 will not have a significant impact on the Company’s financial statements.

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

Included in cash and cash equivalents is $778,000 in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

We did not have any interest rate swap agreements as of March 31, 2007.

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

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 31, 2007 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2006.

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

Universal Truckload Services, Inc. (Registrant)

Date: May 9, 2007	By:	/S/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief
Financial Officer, Secretary and Treasurer

Date: May 9, 2007	By:	/S/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer

Exhibit No.	Description
2.1	Purchase Agreement, dated as of August 12, 2004, between Angelo A. Fonzi and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended on April 25, 2007 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2007 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Form of indemnification agreement entered into by the Registrant with each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.2+	Universal Truckload Services, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.3+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Don Cochran (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.4+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Bob Sigler (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.6+	Consulting Agreement, dated as of August 12, 2004, between Universal Am-Can, Ltd. And Angelo A. Fonzi (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.7+	Covenant Not to Compete, dated as of August 12, 2004, between Angelo A. Fonzi, Universal Am-Can, Ltd. and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.8	Second Amendment to Loan Agreement, dated as of June 29, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason-Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.9	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.10	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.11	First Amendment to Security Agreement, dated as of June 29, 2004, by and between Mason Dixon Intermodal, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.12	Security Agreement, dated as of June 29, 2004, by and between Economy Transport, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

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