Form 10-Q
period 2007-06-30
Universal Truckload Services, Inc.
filed 2007-08-08
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of the registrant’s common stock, no par value, issued and outstanding as of July 30, 2007, was 16,117,500.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,313	$5,008
Marketable securities	9,179	15,330
Accounts receivable – net of allowance for doubtful accounts of $3,833 and $3,264, respectively	89,154	82,259
Due from CenTra and affiliates	193	251
Prepaid expenses and other	7,289	5,283
Deferred income taxes	3,854	3,437

Total current assets	115,982	111,568

Property and equipment	75,662	67,012
Less accumulated depreciation	(17,703)	(15,726)

Property and equipment – net	57,959	51,286

Goodwill	11,043	10,179
Intangible assets – net of accumulated amortization of $4,834 and $3,625, respectively	15,423	16,684
Other assets	3,544	1,183

Total assets	$203,951	$190,900

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$33,263	$30,156
Income taxes payable	1,071	—
Accrued expenses and other current liabilities	20,541	19,561

Total current liabilities	54,875	49,717

Long-term liabilities:
Long-term debt	910	1,000
Deferred income taxes	4,254	3,958
Other long-term liabilities	1,497	1,772

Total long-term liabilities	6,661	6,730

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 16,117,500 shares	16,118	16,118
Paid-in capital	79,806	79,806
Retained earnings	46,078	38,176
Accumulated other comprehensive income	413	353

Total shareholders’ equity	142,415	134,453

Total liabilities and shareholders’ equity	$203,951	$190,900

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

June 30, 2007 and July 1, 2006

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	2007	2006	2007	2006
Operating revenues:
Truckload	$107,449	$95,843	$200,516	$183,162
Brokerage	43,080	41,360	84,069	79,480
Intermodal	27,650	22,803	52,471	43,249

Total operating revenues	178,179	160,006	337,056	305,891

Operating expenses:
Purchased transportation	136,125	122,907	257,774	233,782
Commissions expense	11,475	9,939	22,074	19,395
Other operating expense, net	2,803	2,469	5,363	4,430
Selling, general, and administrative	12,281	10,927	24,474	22,215
Insurance and claims	5,924	3,896	10,796	7,743
Depreciation and amortization	2,031	1,372	3,938	2,642

Total operating expenses	170,639	151,510	324,419	290,207

Income from operations	7,540	8,496	12,637	15,684
Interest income	148	319	357	569
Interest expense	(12)	(17)	(26)	(17)

Income before provision for income taxes	7,676	8,798	12,968	16,236
Provision for income taxes	2,958	3,402	5,066	6,278

Net income	$4,718	$5,396	$7,902	$9,958

Earnings per common share:
Basic	$0.29	$0.33	$0.49	$0.62
Diluted	$0.29	$0.33	$0.49	$0.62
Average common shares outstanding:
Basic	16,118	16,118	16,118	16,118
Diluted	16,122	16,184	16,131	16,160

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Twenty-six Weeks ended June 30, 2007 and July 1, 2006

(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$7,902	$9,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,938	2,642
(Gains) losses on disposal of property and equipment	(56)	70
Gains on disposal of marketable securities	(19)	—
Bad debt expense	773	316
Deferred income taxes	(167)	(30)
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	(7,610)	(7,326)
Prepaid expenses and other	(4,367)	3,014
Accounts payable and accrued expenses	6,588	5,650
Due to CenTra	—	(1,542)

Net cash provided by operating activities	6,982	12,752

Cash flows from investing activities:
Capital expenditures	(12,476)	(7,223)
Proceeds from the sale of property and equipment	1,242	315
Purchases of marketable securities	(5,785)	(17,378)
Proceeds from sale of marketable securities	12,061	14,375
Payment of earnout obligations related to acquisitions	(719)	(508)
Acquisition of business	—	(2,734)

Net cash used in investing activities	(5,677)	(13,153)

Cash flows from financing activities:
Borrowings under long-term debt	—	1,000

Net cash provided by financing activities	—	1,000

Net increase in cash and cash equivalents	1,305	599
Cash and cash equivalents – beginning of period	5,008	5,342

Cash and cash equivalents – end of period	$6,313	$5,941

Supplemental cash flow information:
Cash paid for interest	$26	$17

Cash paid for taxes	$3,795	$2,253

Fair value of assets acquired, including goodwill	$—	$3,890
Remaining acquisition obligations	—	(1,096)
Liabilities assumed	—	(60)

Acquisition of businesses	$—	$2,734

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

Certain reclassifications have been made to the prior financial statements in order for them to conform to the June 30, 2007 presentation.

(2)	Transactions with CenTra and Affiliates

UTSI’s former parent, CenTra, Inc., or CenTra, has historically provided management services to UTSI, including legal and human resources. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006 are presented in the table below. In connection with the spin-off on December 31, 2004, UTSI entered into a transition services agreement with CenTra that ensures UTSI will continue to have access to these services. Pursuant to the transition services agreement, UTSI has agreed to pay CenTra $155,000 for 2007. The transition services agreement had an initial term of 2 years and has since been extended through December 31, 2007, which will permit UTSI to engage in an orderly transition of the services to our own administrative staff. The level of administrative services can be cut back by UTSI without penalty at any time, but CenTra is not obligated to provide substantial additional services beyond the current level.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(2)	Transactions with CenTra and Affiliates - continued

In addition to the management services described above, UTSI purchases other services from CenTra. Following is a schedule of services provided and amounts paid to CenTra (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Management services	$39	$39	78	$114
Building & terminal rents	129	88	265	190
Maintenance services	117	198	363	363
Trailer rents	11	8	20	17
Health insurance	485	330	1,000	651

Total	$781	$663	$1,726	$1,335

An affiliate of CenTra charged UTSI $3,222,000 and $3,051,000 for personal liability and property damage insurance for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively. Charges for the twenty-six weeks ended June 30, 2007 and July 1, 2006 were $7,232,000 and $6,041,000, respectively.

Operating revenues for the thirteen weeks ended June 30, 2007 and July 1, 2006 include approximately $131,000 and $139,000, respectively, of freight services provided to CenTra. Operating revenues for the twenty-six weeks ended June 30, 2007 and July 1, 2006 include approximately $215,000 and $289,000, respectively, of freight services provided to CenTra. Related accounts receivable due from CenTra and affiliates were $193,000 and $251,000 as of June 30, 2007 and December 31, 2006, respectively.

Purchased transportation for the thirteen weeks ended June 30, 2007 and July 1, 2006 includes $4,088,000 and $3,466,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Purchased transportation for the twenty-six weeks ended June 30, 2007 and July 1, 2006 includes $8,402,000 and $5,661,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Related accounts payable of $832,000 and $560,000 at June 30, 2007 and December 31, 2006, respectively, are included in accounts payable in the accompanying balance sheet.

Prior to 2007, the Company provided certain computer services to a subsidiary of CenTra. Amounts charged for such services totaled $63,000 and $123,000 for the thirteen and twenty-six weeks ended July 1, 2006, respectively, and are reflected as a reduction of selling, general, and administrative expenses in the statements of income.

In March 2007, the Company sold its former corporate headquarters located in Warren, MI, to Linc Logistics Company, a related party, for $1.2 million, an amount which approximated the market and carrying value. The sale included the property, building, and all improvements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(3)	Debt

Universal Truckload Services, Inc. and First Tennessee Bank National Association entered into a Loan Agreement dated November 28, 2006 for the period November 28, 2006 to May 31, 2008. Under our unsecured line of credit with First Tennessee Bank our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20.0 million at any one time. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 7.0% at June 30, 2007). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, and tangible net worth is defined as net worth, less (a) the value assigned to intangibles and any other assets properly classified as intangibles, in accordance with generally accepted accounting principles (b) any accumulated earnings attributable to interests in the capital stock and retained earnings of other persons, and (c) deferred assets. In addition, any amounts due to us from CenTra, Inc, its subsidiaries or affiliates, or any affiliate of ours, will be deducted from net worth. The agreement also may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The Company did not have any amounts outstanding under its line of credit at June 30, 2007 or December 31, 2006, and there were $951,500 and $1,036,500 letters of credit issued against the line, respectively.

On May 1, 2006, UTS Realty, LLC (Realty) received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at a rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. The forgiveness will be recorded as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum, commencing on January 31, 2007. The remaining principal of $550,000 is due at maturity. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $910,000 standby letter of credit that expires February 14, 2008. The letter of credit is reduced by the annual amount of forgiveness plus any amounts repaid by the Company. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property. At June 30, 2007 and December 31, 2006, the outstanding balance under the loan was $910,000 and $1,000,000, respectively. The Company believes the fair value of this debt approximates the carrying value based on current rates available for similar issues.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Weighted average number of common shares	16,118	16,118	16,118	16,118
Incremental shares from assumed exercise of stock options	4	66	13	42

Weighted average number of common shares and common share equivalents	16,122	16,184	16,131	16,160

(5)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan (the Plan), which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of June 30, 2007 and December 31, 2006 was $0 and $312,500, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(5)	Stock Based Compensation - continued

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2007	250,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at June 30, 2007	250,000	$22.50

Exercisable	250,000	$22.50

(6)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$4,718	$5,396	$7,902	$9,958
Unrealized holding gains on available for sale investments, net of income tax	44	3	60	94

Comprehensive income	$4,762	$5,399	$7,962	$10,052

(7)	Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007.

As a result of the adoption, we recognized a $75,000 increase in our accrual for income taxes, and a corresponding increase in our income tax expense. As of January 1, 2007, the total amount of unrecognized tax benefits was $370,000, all of which would impact the effective tax rate if recognized. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. As June 30, 2007, there are no positions for which it is reasonably

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(7)	Income Taxes—continued

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(10)	Subsequent Events

In July 2007, the Company finalized the settlement of and funded an accident claim for approximately $5.8 million. The Company used cash and marketable securities on hand to fund the settlement.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and twenty-six weeks ended June 30, 2007, approximately 86.5% and 86.3%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $0.5 million and $12.5 million, respectively.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006, as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	76.4	76.8	76.5	76.4
Commissions expense	6.4	6.2	6.5	6.3
Other operating expenses	1.6	1.5	1.6	1.4
Selling, general and administrative	6.9	6.8	7.3	7.3
Insurance and claims	3.3	2.4	3.2	2.5
Depreciation and amortization	1.1	0.9	1.2	0.9

Total operating expenses	95.8	94.7	96.3	94.9

Operating income	4.2	5.3	3.7	5.1
Interest income, net	0.1	0.2	0.1	0.2

Income before provision for income taxes	4.3	5.5	3.8	5.3
Provision for income taxes	1.7	2.1	1.5	2.1

Net income	2.6%	3.4%	2.3%	3.3%

Twenty-six Weeks Ended June 30, 2007 Compared to Twenty-six Weeks ended July 1, 2006

Operating revenues. Operating revenues for the twenty-six weeks ended June 30, 2007 increased by $31.2 million, or 10.2%, to $337.1 million from $305.9 million for the twenty-six weeks ended July 1, 2006. Approximately $22.5 million of the increase in operating revenues is attributable to acquisitions made since the middle of the first quarter of 2006. The increase in operating revenues relating to these acquisitions consisted of a $14.4 million increase in truckload operations, a $2.9 million increase in brokerage operations, and a $5.2 million increase in intermodal operations. For the twenty-six weeks ended June 30, 2007, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations decreased to $2.07 from $2.14 for the twenty-six weeks ended July 1, 2006. Excluding the effects of acquisitions made since the middle of the first quarter of 2006, revenue from our truckload operations increased by $2.9 million, or 1.6%, to $186.1 million for the twenty-six weeks ended June 30, 2007 from $183.2 million for the twenty-six weeks ended July 1, 2006. Excluding the effects of acquisitions made since the middle of the first quarter of 2006, revenue from our brokerage operations increased by $1.7 million, or 2.1%, to $81.2 million for the for the twenty-six weeks ended June 30, 2007 compared to $79.5 million for the twenty-six weeks ended July 1, 2006. Excluding the effects of acquisitions made since the middle of the first quarter of 2006, revenue from our intermodal support services increased by $4.1 million, or 9.3%, to $47.3 million for the twenty-six weeks ended June 30, 2007 from $43.2 million for the twenty-six weeks ended July 1, 2006.

Purchased transportation. Purchased transportation expense for the twenty-six weeks ended June 30, 2007 increased by $24.0 million, or 10.3%, to $257.8 million from $233.8 million for the twenty-six weeks ended July 1, 2006. As a percentage of operating revenues, purchased transportation expense increased to 76.5% for the twenty-six weeks ended June 30, 2007 from 76.4% for the twenty-six weeks ended July 1, 2006. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in purchased transportation rates related to acquisitions made since the middle of the first quarter of 2006 and a $4.0 million increase in fuel surcharges, which are passed through to owner-operators. These increases are slightly offset by a change in the mix of revenues, specifically, lower brokerage revenues which typically yield higher purchased transportation rates and higher intermodal revenues which typically yield lower purchased transportation rates. Fuel surcharges for the twenty-six weeks ended June 30, 2007 were $31.6 million compared to $27.6 million for the twenty-six weeks ended July 1, 2006.

Commissions expense. Commissions expense for the twenty-six weeks ended June 30, 2007 increased by $2.7 million, or 13.8%, to $22.1 million from $19.4 million for the twenty-six weeks ended July 1, 2006. As a percentage of operating revenues, commissions expense increased to 6.5% for the twenty-six weeks ended June 30, 2007 compared to 6.3% for twenty-six weeks ended July 1, 2006. The absolute increase was primarily due to the growth in our operating revenues. The increase in commissions expense as a percent of revenues is primarily the result of commissions paid to an agency of the Company that was formerly operated by employees.

Other operating expense. Other operating expense for the twenty-six weeks ended June 30, 2007 increased by $0.9 million, or 21.1%, to $5.4 million from $4.4 million for the twenty-six weeks ended July 1, 2006. As a percentage of operating revenues, other operating expense increased to 1.6% for the twenty-six weeks ended June 30, 2007 compared to 1.4% for twenty-six weeks ended July 1, 2006. The absolute increase was primarily due to the increased operating costs related to acquisitions made since the middle of the first quarter of 2006 and increase in repairs and maintenance cost on company owned equipment, including equipment obtained in the fiscal 2006 acquisitions.

Selling, general and administrative. Selling, general and administrative expense for the twenty-six weeks ended June 30, 2007 increased by $2.3 million, or 10.2%, to $24.5 million from $22.2 million for the twenty-six weeks ended July 1, 2006. As a percentage of operating revenues, selling, general and administrative expense remained constant at 7.3%. The absolute increase in selling, general and administrative expense was primarily the result of a $1.5 million increase in salaries, wages and benefit costs primarily attributable to the acquisitions made since the middle of the first quarter of 2006 and an increase of $0.5 million in facility costs related to these acquisitions and from the transition to our new corporate headquarters.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended June 30, 2007 increased by $3.1 million, or 39.4%, to $10.8 million from $7.7 million for the twenty-six weeks ended July 1, 2006. As a percentage of operating revenues, insurance and claims increased to 3.2% for the twenty-six weeks ended June 30, 2007 from 2.5% for the twenty-six weeks ended July 1, 2006. The absolute increase was primarily due to an increase in insurance premiums resulting from the growth in our owner-operator provided fleet of tractors which are covered under our liability insurance policies and an increase in insurance rates. Also included in insurance and claims expense was a $0.7 million charge to settle certain accident claims in the second quarter of 2007.

Depreciation and amortization. Depreciation and amortization for the twenty-six weeks ended June 30, 2007 increased by $1.3 million, or 49.0%, to $3.9 million from $2.6 million for the twenty-six weeks ended July 1, 2006. As a percent of operating revenues, depreciation and amortization increased to 1.2% for the twenty-six weeks ended June 30, 2007 compared to 0.9% for the twenty-six weeks ended July 1, 2006. The absolute increase is primarily a result of a $0.8 increase in depreciation expense relating to the $15.5 million of capital expenditures made in 2006 and $12.5 million in capital expenditures made during the twenty-six weeks ended June 30, 2007 and a $0.5 million increase in amortization expense primarily attributable to the acquisitions made since the middle of the first quarter of 2006.

Interest expense (income), net. Net interest income for the twenty-six weeks ended June 30, 2007 was $331,000 compared to net interest income of $552,000 for the twenty-six weeks ended July 1, 2006. The decrease in net interest income of $222,000 or 40.2% is the result of lower average invested balances which were used to fund our 2006 and 2007 capital expenditures and our 2006 acquisitions.

Provision for income taxes. Provision for income taxes for the twenty-six weeks ended June 30, 2007 decreased by $1.2 million, or 19.3%, to $5.1 million from $6.3 million for the twenty-six weeks ended July 1, 2006. For the twenty-six weeks ended June 30, 2007 and July 1, 2006, we had an effective income tax rate of 39.1% and 38.7%, respectively, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

Thirteen Weeks Ended June 30, 2007 Compared to Thirteen Weeks ended July 1, 2006

Operating revenues. Operating revenues for the thirteen weeks ended June 30, 2007 increased by $18.2 million, or 11.4%, to $178.2 million from $160.0 million for the thirteen weeks ended July 1, 2006. Approximately $11.3 million of the increase in operating revenues is attributable to acquisitions made in the third quarter of 2006. The increase in operating revenues relating to these acquisitions consisted of a $7.5 million increase in truckload operations, a $1.5 million increase in brokerage operations, and a $2.3 million increase in intermodal operations. For the thirteen weeks ended June 30, 2007, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations decreased to $2.08 from $2.14 for the thirteen weeks ended July 1, 2006. Excluding the effects of acquisitions made in the third quarter of 2006, revenue from our truckload operations increased by $4.1 million, or 4.3%, to $99.9 million for thirteen weeks ended June 30, 2007 from $95.8 million for the thirteen weeks ended July 1, 2006. Excluding the effects of acquisitions made in the third quarter of 2006, revenue from our brokerage operations increased by $0.2 million, or 0.7%, to $41.6 million for the thirteen weeks ended June 30, 2007 compared to $41.4 million for the thirteen weeks ended July 1, 2006. Excluding the effects of acquisitions made in the third quarter of 2006, revenue from our intermodal support services increased by $2.5 million, or 11.1%, to $25.3 million for the thirteen weeks ended June 30, 2007 from $22.8 million for the thirteen weeks ended July 1, 2006.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended June 30, 2007 increased by $13.2 million, or 10.8%, to $136.1 million from $122.9 million for the thirteen weeks ended June 30, 2007. As a percentage of operating revenues, purchased transportation expense decreased to 76.4% for the thirteen weeks ended June 30, 2007 from 76.8% for the thirteen weeks ended July 1, 2006. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The decrease in purchased transportation as a percent of operating revenues is primarily attributed to a change in the mix of revenues, specifically, lower brokerage revenues which typically yield higher purchased transportation rates and higher intermodal revenues which typically yield lower purchased transportation rates. Fuel surcharges for the thirteen weeks ended June 30, 2007 were $17.8 million compared to $15.6 million for the thirteen weeks ended July 1, 2006.

Commissions expense. Commissions expense for the thirteen weeks ended June 30, 2007 increased by $1.5 million, or 15.5%, to $11.4 million from $9.9 million for the thirteen weeks ended July 1, 2006. As a percentage of operating revenues, commissions expense increased to 6.4% for the thirteen weeks ended June 30, 2007 compared to 6.2% for thirteen weeks ended July 1, 2006. The absolute increase was primarily due to the growth in our operating revenues. The increase in commissions expense as a percentage of revenue is primarily the result of commissions paid to an agency of the Company that was formerly operated by employees.

Other operating expense. Other operating expense for the thirteen weeks ended June 30, 2007 increased by $0.3 million, or 13.5%, to $2.8 million from $2.5 million for the thirteen weeks ended July 1, 2006. As a percentage of operating revenues, other operating expense increased slightly to 1.6% for the thirteen weeks ended June 30, 2007 compared to 1.5% for the thirteen weeks ended July 1, 2006. The absolute increase was primarily due to the increased operating costs related to acquisitions made in the third quarter of 2006.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended June 30, 2007 increased by $1.4 million, or 12.4%, to $12.3 million from $10.9 million for the thirteen weeks ended July 1, 2006. As a percentage of operating revenues, selling, general and administrative expense increased to 6.9% for the thirteen weeks ended June 30, 2007 from 6.8% for the thirteen weeks ended July 1, 2006. The absolute increase in selling, general and administrative expense principally results from a $0.8 million increase in salaries, wages and benefit costs primarily attributable to the acquisitions made in the third quarter of 2006 and an increase of $0.2 million in facility costs related to these acquisitions. In addition, bad debt expense increased by $0.4 million compared to the thirteen weeks ended July 1, 2006.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended June 30, 2007 increased by $2.0 million or 52.1%, to $5.9 million from $3.9 million for the thirteen weeks ended July 1, 2006. As a percentage of operating revenues, insurance and claims increased to 3.3% for the thirteen weeks ended June 30, 2007 from 2.4% for the thirteen weeks ended July 1, 2006. The absolute increase was primarily due to an increase in insurance premiums resulting from the growth in our owner-operator provided fleet of tractors which are covered under our liability insurance policies and an increase in insurance rates. Also included in insurance and claims expense was a $0.7 million charge to settle certain accident claims in the second quarter of 2007.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended June 30, 2007 increased by $0.6 million, or 48.0%, to $2.0 million from $1.4 million for the thirteen weeks ended July 1, 2006. As a percent of operating revenues, depreciation and amortization increased to 1.1% for the thirteen weeks ended June 30, 2007 compared to 0.9% for the thirteen weeks ended July 1, 2006. The absolute increase is primarily a result of a $0.4 increase in depreciation expense relating to the $15.5 million of capital expenditures made in 2006 and $12.5 million in capital expenditures made during the twenty-six weeks ended June 30, 2007 and a $0.2 million increase in amortization expense primarily attributable to the acquisitions made in the third quarter of 2006.

Interest income, net. Net interest income for the thirteen weeks ended June 30, 2007 was $136,000 compared to $302,000 for the thirteen weeks ended July 1, 2006. The decrease in net interest income of $166,000 or 54.9% is the result of lower average invested balances which were used to fund our 2006 and 2007 capital expenditures and our 2006 acquisitions.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended June 30, 2007 decreased by $444,000, or 13.1%, to $3.0 million from $3.4 million for the thirteen weeks ended July 1, 2006. For the thirteen weeks ended June 30, 2007 and July 1, 2006, we had an effective income tax rate of 38.5% and 38.7%, respectively, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

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

During the thirteen and twenty-six weeks ended June 30, 2007, we made capital expenditures totaling $0.5 million and $12.5 million, respectively. These expenditures primarily consisted of land and land improvements, building improvements, and tractors and trailers.

Through the end of 2007, exclusive of acquisitions, we estimate that we will incur additional capital expenditures of $600,000 relating to real property improvements to our existing container facilities. We also expect to incur between $2.3 million and $3.3 million of additional capital expenditures for trailers and other equipment. We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability under our line of credit and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

Additionally, in July 2007, we finalized the settlement of and funded an accident claim for approximately $5.8 million. The Company used cash and marketable securities on hand to fund the settlement.

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

Unsecured Lines of Credit

Under our unsecured line of credit with First Tennessee Bank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20.0 million at any one time. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 7.0% at June 30, 2007). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, and tangible net worth is defined as net worth, less (a) the value assigned to intangibles and any other assets properly classified as intangibles, in accordance with generally accepted accounting principles (b) any accumulated earnings attributable to interests in the capital stock and retained earnings of other persons, and (c) deferred assets. In addition, any amounts due to us from CenTra, Inc, its subsidiaries or affiliates, or any affiliate of ours, will be deducted from net worth. The agreement also may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The Company did not have any amounts outstanding under its line of credit at June 30, 2007 or December 31, 2006, and there were $951,500 and $1,036,500 letters of credit issued against the line, respectively.

Discussion of Cash Flows

At June 30, 2007, we had cash and cash equivalents of $6.3 million compared to $5.0 million at December 31, 2006. The increase in cash and cash equivalents of $1.3 million for the twenty-six weeks ended June 30, 2007 resulted from $7.0 million in cash generated from operations, offset by $5.7 million of cash used in investing activities.

The $7.0 million in cash provided by operations was primarily attributed to $7.9 million of net income and $3.9 million of non-cash charges for depreciation and amortization, partially offset by an increase in the working capital position of the Company of $5.4 million. The increase in the working capital position is primarily the result of an increase in prepaid expenses and other, consisting primarily of prepaid auto liability insurance premiums, and an increase in accounts receivable. The increase is partially offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities for twenty-six weeks ended June 30, 2007 was $5.7 million, consisting primarily of proceeds from the sale of marketable securities of $12.1 million and proceeds from the sale of our former corporate headquarters of $1.2 million, offset by capital expenditures of $12.5 million and the purchase of marketable securities totaling $5.8 million.

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

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2006. There have been no changes in the accounting policies followed by us during the twenty-six weeks ended June 30, 2007.

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

Included in cash and cash equivalents is $6.1 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

We did not have any interest rate swap agreements as of June 30, 2007.

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

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the twenty-six weeks ended June 30, 2007 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 15, 2007 at which the following actions were taken:

1.	Our shareholders ratified the appointment of KPMG LLP as our independent registered public accountants for the year ended December 31, 2007. 15,872,869 shares were voted for, 12,852 shares were voted against and 700 shares were voted to abstain.

2.	The shareholders elected the following persons to our Board of Directors, and the results of the vote on this matter were as follows:

Name	Voted For	Withheld	Abstained	Broker Non-Votes
Donald B. Cochran	15,407,771	478,650	—	—
Matthew T. Moroun	15,372,378	514,043	—	—
Manuel J. Moroun	15,372,378	514,043	—	—
Joseph J. Casaroll	15,871,677	14,744	—	—
Daniel C. Sullivan	15,414,771	471,650	—	—
Richard P. Urban	15,871,677	14,744	—	—
Ted B. Wahby	15,871,677	14,744	—	—
Angelo A. Fonzi	15,414,771	471,650	—	—

There were no other directors whose term of office continued after the meeting.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: August 6, 2007	By:	/s/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: August 6, 2007	By:	/s/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer

Exhibit No.	Description
2.1	Purchase Agreement, dated as of August 12, 2004, between Angelo A. Fonzi and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended on April 25, 2007 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2007 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Form of indemnification agreement entered into by the Registrant with each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.2+	Universal Truckload Services, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.3+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Don Cochran (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.4+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Bob Sigler (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.6+	Consulting Agreement, dated as of August 12, 2004, between Universal Am-Can, Ltd. And Angelo A. Fonzi (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.7+	Covenant Not to Compete, dated as of August 12, 2004, between Angelo A. Fonzi, Universal Am-Can, Ltd. and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.8	Second Amendment to Loan Agreement, dated as of June 29, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason-Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.9	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.10	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.11	First Amendment to Security Agreement, dated as of June 29, 2004, by and between Mason Dixon Intermodal, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.12	Security Agreement, dated as of June 29, 2004, by and between Economy Transport, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

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