Form 10-Q
period 2007-09-29
Universal Truckload Services, Inc.
filed 2007-11-06
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

or

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

The number of shares of the registrant’s common stock, no par value, issued and outstanding as of October 29, 2007, was 16,122,483.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

September 29, 2007 and December 31, 2006

(In thousands, except share data)

	September 29, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,171	$5,008
Marketable securities	11,079	15,330
Accounts receivable – net of allowance for doubtful accounts of $4,071 and $3,264, respectively	87,772	82,259
Due from CenTra and affiliates	115	251
Prepaid income taxes	1,190	—
Prepaid expenses and other	7,112	5,283
Deferred income taxes	2,349	3,437

Total current assets	113,788	111,568

Property and equipment	77,326	67,012
Less accumulated depreciation	(19,063)	(15,726)

Property and equipment – net	58,263	51,286

Goodwill	11,206	10,179
Intangible assets – net of accumulated amortization of $5,453 and $3,625, respectively	14,803	16,684
Other assets	3,447	1,183

Total assets	$201,507	$190,900

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,488	$30,156
Accrued expenses and other current liabilities	15,750	19,561

Total current liabilities	47,238	49,717

Long-term liabilities:
Long-term debt	910	1,000
Deferred income taxes	4,461	3,958
Other long-term liabilities	1,406	1,772

Total long-term liabilities	6,777	6,730

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 16,117,500 shares	16,118	16,118
Paid-in capital	79,806	79,806
Retained earnings	51,208	38,176
Accumulated other comprehensive income	360	353

Total shareholders’ equity	147,492	134,453

Total liabilities and shareholders’ equity	$201,507	$190,900

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

September 29, 2007 and September 30, 2006

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2007	2006	2007	2006
Operating revenues:
Truckload	$101,578	$99,505	$302,095	$282,667
Brokerage	42,783	46,758	126,851	126,238
Intermodal	27,415	25,644	79,885	68,893

Total operating revenues	171,776	171,907	508,831	477,798

Operating expenses:
Purchased transportation	130,886	132,443	388,659	366,225
Commissions expense	11,353	10,834	33,428	30,229
Other operating expense, net	2,248	2,122	7,611	6,552
Selling, general, and administrative	11,881	11,610	36,355	33,825
Insurance and claims	5,146	4,134	15,942	11,877
Depreciation and amortization	2,027	1,611	5,965	4,253

Total operating expenses	163,541	162,754	487,960	452,961

Income from operations	8,235	9,153	20,871	24,837

Interest income	203	266	560	836

Interest expense	(12)	(18)	(38)	(36)

Income before provision for income taxes	8,426	9,401	21,393	25,637

Provision for income taxes	3,295	3,636	8,361	9,914

Net income	$5,131	$5,765	$13,032	$15,723

Earnings per common share:
Basic	$0.32	$0.36	$0.81	$0.98
Diluted	$0.32	$0.36	$0.81	$0.97

Average common shares outstanding:
Basic	16,118	16,118	16,118	16,118
Diluted	16,118	16,182	16,118	16,168

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirty-nine Weeks ended September 29, 2007 and September 30, 2006

(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$13,032	$15,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,965	4,253
(Gains) losses on disposal of property and equipment	(51)	75
(Gains) on disposal of marketable securities	(19)	—
Bad debt expense	1,132	575
Deferred income taxes	1,580	33
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	(6,509)	(19,252)
Prepaid expenses and other	(5,282)	3,220
Accounts payable and accrued expenses	(1,089)	9,709
Due to CenTra	—	(1,542)

Net cash provided by operating activities	8,759	12,794

Cash flows from investing activities:
Capital expenditures	(14,216)	(8,638)
Proceeds from the sale of property and equipment	1,260	342
Purchases of marketable securities	(7,773)	(17,400)
Proceeds from sale of marketable securities	12,061	22,575
Payment of earnout obligations related to acquisitions	(928)	(758)
Acquisition of business	—	(15,482)

Net cash used in investing activities	(9,596)	(19,361)

Cash flows from financing activities:
Borrowings under credit agreements	—	290
Borrowings under long-term debt	—	1,000

Net cash provided by financing activities	—	1,290

Net decrease in cash and cash equivalents	(837)	(5,277)
Cash and cash equivalents – beginning of period	5,008	5,342

Cash and cash equivalents – end of period	$4,171	$65

Supplemental cash flow information:
Cash paid for interest	$38	$36

Cash paid for taxes	$7,605	$6,403

Fair value of assets acquired, including goodwill	$—	$19,014
Remaining acquisition obligations	—	(3,048)
Liabilities assumed	—	(484)

Acquisition of businesses	$—	$15,482

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

Certain reclassifications have been made to the prior financial statements in order for them to conform to the September 29, 2007 presentation.

(2)	Transactions with CenTra and Affiliates

UTSI’s former parent, CenTra, Inc., or CenTra, has historically provided management services to UTSI, including legal and human resources. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006 are presented in the table below. In connection with the spin-off on December 31, 2004, UTSI entered into a transition services agreement with CenTra that ensures UTSI will continue to have access to these services. Pursuant to the transition services agreement, UTSI has agreed to pay CenTra $155,000 for 2007. The transition services agreement had an initial term of 2 years and has since been extended through December 31, 2007, which will permit UTSI to engage in an orderly transition of the services to our own administrative staff. The level of administrative services can be cut back by UTSI without penalty at any time, but CenTra is not obligated to provide substantial additional services beyond the current level.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(2)	Transactions with CenTra and Affiliates—continued

In addition to the management services described above, UTSI purchases other services from CenTra. Following is a schedule of services provided and amounts paid to CenTra (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Management services	$38	$39	$116	$153
Building & terminal rents	126	118	391	308
Maintenance services	1	248	364	611
Trailer rents	5	7	25	24
Health insurance	458	332	1,458	983

Total	$628	$744	$2,354	$2,079

An affiliate of CenTra charged UTSI $3,605,000 and $3,224,000 for personal liability and property damage insurance for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively. Charges for the thirty-nine weeks ended September 29, 2007 and September 30, 2006 were $10,837,000 and $9,265,000, respectively.

Operating revenues for the thirteen weeks ended September 29, 2007 and September 30, 2006 include approximately $137,000 and $274,000, respectively, of freight services provided to CenTra. Operating revenues for the thirty-nine weeks ended September 29, 2007 and September 30, 2006 include approximately $352,000 and $563,000, respectively, of freight services provided to CenTra. Related accounts receivable due from CenTra and affiliates were $115,000 and $251,000 as of September 29, 2007 and December 31, 2006, respectively.

Purchased transportation for the thirteen weeks ended September 29, 2007 and September 30, 2006 includes $2,705,000 and $4,255,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Purchased transportation for the thirty-nine weeks ended September 29, 2007 and September 30, 2006 includes $11,107,000 and $9,916,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Related accounts payable of $731,000 and $560,000 at September 29, 2007 and December 31, 2006, respectively, are included in accounts payable in the accompanying balance sheet.

Prior to 2007, the Company provided certain computer services to a subsidiary of CenTra. Amounts charged for such services totaled $65,000 and $188,000 for the thirteen and thirty-nine weeks ended September 30, 2006, respectively, and are reflected as a reduction of selling, general, and administrative expenses in the statements of income.

In March 2007, the Company sold its former corporate headquarters located in Warren, MI, to Linc Logistics Company, a related party, for $1.2 million, an amount which approximated the market and carrying value. The sale included the property, building, and all improvements.

In September 2007, the Company purchased 118 trailers at fair market value from GLS Leasco, Inc., a related party, for $1.0 million in cash. The Company utilized an unrelated third party appraiser to determine fair value in the transaction.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(3)	Debt

Universal Truckload Services, Inc. and First Tennessee Bank National Association entered into a Loan Agreement dated November 28, 2006 for the period November 28, 2006 to May 31, 2008. Under our unsecured line of credit with First Tennessee Bank our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20.0 million at any one time. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 6.9% at September 29, 2007). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, and tangible net worth is defined as net worth, less (a) the value assigned to intangibles and any other assets properly classified as intangibles, in accordance with generally accepted accounting principles (b) any accumulated earnings attributable to interests in the capital stock and retained earnings of other persons, and (c) deferred assets. In addition, any amounts due to us from CenTra, Inc, its subsidiaries or affiliates, or any affiliate of ours, will be deducted from net worth. The agreement also may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The Company did not have any amounts outstanding under its line of credit at September 29, 2007 or December 31, 2006, and there were $951,500 and $1,036,500 letters of credit issued against the line, respectively.

On May 1, 2006, UTS Realty, LLC (Realty) received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. The forgiveness will be recorded as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum, commencing on January 31, 2007. The remaining principal of $550,000 is due at maturity. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $910,000 standby letter of credit that expires February 14, 2008. The letter of credit is reduced by the annual amount of forgiveness plus any amounts repaid by the Company. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property. At September 29, 2007 and December 31, 2006, the outstanding balance under the loan was $910,000 and $1,000,000, respectively. The Company believes the fair value of this debt approximates the carrying value based on current rates available for similar issues.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Weighted average number of common shares	16,118	16,118	16,118	16,118
Incremental shares from assumed exercise of stock options	—	64	—	50

Weighted average number of common shares and common share equivalents	16,118	16,182	16,118	16,168

For both the thirteen and thirty-nine weeks ended September 29, 2007, 250,000 options were outstanding to purchase shares of common stock, which were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(5)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan (the Plan), which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of September 29, 2007 and December 31, 2006 was $0 and $312,500, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(5)	Stock Based Compensation—continued

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2007	250,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at September 29, 2007	250,000	$22.50

Exercisable	250,000	$22.50

(6)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$5,131	$5,765	$13,032	$15,723
Unrealized holding gains on available for sale investments, net of income tax	(53)	85	7	179

Comprehensive income	$5,078	$5,850	$13,039	$15,902

(7)	Income Taxes

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

as an increase or decrease to the provision for income taxes and would impact our effective tax rate. As September 29, 2007, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months. The Company recognizes interest related to unrecognized tax benefits in income tax expense and penalties in other operating expenses. As of January 1, 2007, the amount of accrued interest and penalties was $41,000 and $57,000, respectively.

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

On October 29, 2007, the Company entered into a loan agreement with KeyBank National Association for the period October 29, 2007 to October 28, 2008. Under the agreement, our maximum permitted borrowings may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.05%. The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. The existing revolving unsecured line of credit with First Tennessee Bank also remains in effect.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and thirty-nine weeks ended September 29, 2007, approximately 87.0% and 86.5%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $1.7 million and $14.2 million, respectively.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006, as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	76.2	77.0	76.4	76.6
Commissions expense	6.6	6.3	6.6	6.3
Other operating expenses	1.3	1.2	1.5	1.4
Selling, general and administrative	6.9	6.8	7.1	7.1
Insurance and claims	3.0	2.4	3.1	2.5
Depreciation and amortization	1.2	0.9	1.2	0.9

Total operating expenses	95.2	94.7	95.9	94.8

Operating income	4.8	5.3	4.1	5.2
Interest income, net	0.1	0.1	0.1	0.2

Income before provision for income taxes	4.9	5.5	4.2	5.4
Provision for income taxes	1.9	2.1	1.6	2.1

Net income	3.0%	3.4%	2.6%	3.3%

Thirty-nine Weeks Ended September 29, 2007 Compared to Thirty-nine Weeks ended September 30, 2006

Operating revenues. Operating revenues for the thirty-nine weeks ended September 29, 2007 increased by $31.0 million, or 6.5%, to $508.8 million from $477.8 million for the thirty-nine weeks ended September 30, 2006. Approximately $25.5 million of the increase in operating revenues is attributable to acquisitions made since the middle of the first quarter of 2006. The increase in operating revenues relating to these acquisitions consisted of a $16.5 million increase in truckload operations, a $3.1 million increase in brokerage operations, and a $5.9 million increase in intermodal operations. For the thirty-nine weeks ended September 29, 2007, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations decreased to $2.10 from $2.16 for the thirty-nine weeks ended September 30, 2006. Excluding the effects of acquisitions made since the middle of the first quarter of 2006, revenue from our truckload operations increased by $2.9 million, or 1.0%, to $285.6 million for the thirty-nine weeks ended September 29, 2007 from $282.7 million for the thirty-nine weeks ended September 30, 2006. Excluding the effects of acquisitions made since the middle of the first quarter of 2006, revenue from our brokerage operations decreased by $2.5 million, or 1.9%, to $123.8 million for the for the thirty-nine weeks ended September 29, 2007 compared to $126.2 million for the thirty-nine weeks ended September 30, 2006. Excluding the effects of acquisitions made since the middle of the first quarter of 2006, revenue from our intermodal support services increased by $5.1 million, or 7.4%, to $74.0 million for the thirty-nine weeks ended September 29, 2007 from $68.9 million for the thirty-nine weeks ended September 30, 2006.

Purchased transportation. Purchased transportation expense for the thirty-nine weeks ended September 29, 2007 increased by $22.5 million, or 6.1%, to $388.7 million from $366.2 million for the thirty-nine weeks ended September 30, 2006. As a percentage of operating revenues, purchased transportation expense decreased to 76.4% for the thirty-nine weeks ended September 29, 2007 from 76.6% for the thirty-nine weeks ended September 30, 2006. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The decrease in purchased transportation as a percent of operating revenues is primarily due to a change in the mix of revenues, specifically, lower brokerage revenues which typically yield higher purchased transportation rates and higher intermodal revenues which typically yield lower purchased transportation rates. Fuel surcharges for the thirty-nine weeks ended September 29, 2007 were $47.6 million compared to $45.4 million for the thirty-nine weeks ended September 30, 2006.

Commissions expense. Commissions expense for the thirty-nine weeks ended September 29, 2007 increased by $3.2 million, or 10.6%, to $33.4 million from $30.2 million for the thirty-nine weeks ended September 30, 2006. As a percentage of operating revenues, commissions expense increased to 6.6% for the thirty-nine weeks ended September 29, 2007 compared to 6.3% for thirty-nine weeks ended September 30, 2006. The absolute increase was primarily due to the growth in our operating revenues. The increase in commissions expense as a percent of revenues is primarily the result of commissions paid to agencies of the Company that were formerly operated by employees.

Other operating expense. Other operating expense for the thirty-nine weeks ended September 29, 2007 increased by $1.0 million, or 16.2%, to $7.6 million from $6.6 million for the thirty-nine weeks ended September 30, 2006. As a percentage of operating revenues, other operating expense increased slightly to 1.5% for the thirty-nine weeks ended September 29, 2007 compared to 1.4% for thirty-nine weeks ended September 30, 2006. The absolute increase was primarily due to the increased operating costs related to acquisitions made since the middle of the first quarter of 2006 and increase in repairs and maintenance cost on company owned equipment, including equipment obtained in the fiscal 2006 acquisitions.

Selling, general and administrative. Selling, general and administrative expense for the thirty-nine weeks ended September 29, 2007 increased by $2.6 million, or 7.5%, to $36.4 million from $33.8 million for the thirty-nine weeks ended September 30, 2006. As a percentage of operating revenues, selling, general and administrative expense remained constant at 7.1%. The absolute increase in selling, general and administrative expense was primarily the result of a $1.9 million increase in salaries, wages and benefit costs, primarily attributable to the acquisitions made since the middle of the first quarter of 2006 and a $0.6 million increase in facility costs related to these acquisitions and from the transition to our new corporate headquarters.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended September 29, 2007 increased by $4.0 million, or 34.2%, to $15.9 million from $11.9 million for the thirty-nine weeks ended September 30, 2006. As a percentage of operating revenues, insurance and claims increased to 3.1% for the thirty-nine weeks ended September 29, 2007 from 2.5% for the thirty-nine weeks ended September 30, 2006. The absolute increase was primarily due to a $2.3 million increase in auto liability claims expense, including a $0.7 million charge to settle certain accident claims in the second quarter of 2007 and a $1.7 million increase in insurance premiums. The increase in auto liability claims expense is based on the frequency and severity of claims incurred and the increase in auto liability premiums resulting from the growth in our owner-operator provided fleet of tractors which are covered under our liability insurance policies as well as an increase in insurance rates.

Depreciation and amortization. Depreciation and amortization for the thirty-nine weeks ended September 29, 2007 increased by $1.7 million, or 40.3%, to $6.0 million from $4.3 million for the thirty-nine weeks ended September 30, 2006. As a percent of operating revenues, depreciation and amortization increased to 1.2% for the thirty-nine weeks ended September 29, 2007 compared to 0.9% for the thirty-nine weeks ended September 30, 2006. The absolute increase is primarily a result of a $1.1 increase in depreciation expense relating to the $15.5 million of capital expenditures made in 2006 and $14.2 million in capital expenditures made during the thirty-nine weeks ended September 29, 2007 and a $0.6 million increase in amortization expense primarily attributable to the acquisitions made since the middle of the first quarter of 2006.

Interest expense (income), net. Net interest income for the thirty-nine weeks ended September 29, 2007 was $522,000 compared to net interest income of $800,000 for the thirty-nine weeks ended September 30, 2006. The decrease in net interest income of $278,000 or 34.8% is the result of lower average invested balances which were used to fund our 2006 and 2007 capital expenditures and our 2006 acquisitions.

Provision for income taxes. Provision for income taxes for the thirty-nine weeks ended September 29, 2007 decreased by $1.5 million, or 15.7%, to $8.4 million from $9.9 million for the thirty-nine weeks ended September 30, 2006. For the thirty-nine weeks ended September 29, 2007 and September 30, 2006, we had an effective income tax rate of 39.1% and 38.7%, respectively, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

Thirteen Weeks Ended September 29, 2007 Compared to Thirteen Weeks ended September 30, 2006

Operating revenues. Operating revenues for the thirteen weeks ended September 29, 2007 decreased by $0.1 million, or 0.1%, to $171.8 million from $171.9 million for the thirteen weeks ended September 30, 2006. Included in operating revenues is approximately $3.0 million of incremental operating revenues attributable to acquisitions made in the third quarter of 2006. Incremental operating revenues consisted of $2.1 million in truckload operations, $0.2 million in brokerage operations, and $0.7 million in intermodal operations. For the thirteen weeks ended September 29, 2007, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations decreased to $2.17 from $2.19 for the thirteen weeks ended September 30, 2006. Excluding the effects of acquisitions made in the third quarter of 2006, revenue from our truckload operations remained flat at $99.5 million for the thirteen weeks ended September 29, 2007 compared to the thirteen weeks ended September 30, 2006. Excluding the effects of acquisitions made in the third quarter of 2006, revenue from our brokerage operations decreased by $4.1 million, or 8.8%, to $42.6 million for the thirteen weeks ended September 29, 2007 compared to $46.8 million for the thirteen weeks ended September 30, 2006. Excluding the effects of acquisitions made in the third quarter of 2006, revenue from our intermodal support services increased by $1.1 million, or 4.1%, to $26.7 million for the thirteen weeks ended September 29, 2007 from $25.6 million for the thirteen weeks ended September 30, 2006.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended September 29, 2007 decreased by $1.5 million, or 1.2%, to $130.9 million from $132.4 million for the thirteen weeks ended September 30, 2006. As a percentage of operating revenues, purchased transportation expense decreased to 76.2% for the thirteen weeks ended September 29, 2007 from 77.0% for the thirteen weeks ended September 30, 2006. The decrease in purchased transportation is primarily attributed to a change in the mix of revenues, specifically, lower brokerage revenues which typically yield higher purchased transportation rates and higher intermodal revenues which typically yield lower purchased transportation rates. In addition, purchased transportation decreased due to a decrease in fuel surcharges. Fuel surcharges for the thirteen weeks ended September 29, 2007 were $16.0 million compared to $17.8 million for the thirteen weeks ended September 30, 2006.

Commissions expense. Commissions expense for the thirteen weeks ended September 29, 2007 increased by $0.5 million, or 4.8%, to $11.3 million from $10.8 million for the thirteen weeks ended September 30, 2006. As a percentage of operating revenues, commissions expense increased to 6.6% for the thirteen weeks ended September 29, 2007 compared to 6.3% for thirteen weeks ended September 30, 2006. The increase in commissions expense is primarily the result of commissions paid to agencies of the Company that were formerly operated by employees.

Other operating expense. Other operating expense for the thirteen weeks ended September 29, 2007 increased by $0.1 million, or 5.9%, to $2.2 million from $2.1 million for the thirteen weeks ended September 30, 2006. As a percentage of operating revenues, other operating expense increased slightly to 1.3% for the thirteen weeks ended September 29, 2007 compared to 1.2% for the thirteen weeks ended September 30, 2006. The absolute increase was primarily due to the increased operating costs related to acquisitions made in the third quarter of 2006.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended September 29, 2007 increased by $0.3 million, or 2.3%, to $11.9 million from $11.6 million for the thirteen weeks ended September 30, 2006. As a percentage of operating revenues, selling, general and administrative expense increased slightly to 6.9% for the thirteen weeks ended September 29, 2007 from 6.8% for the thirteen weeks ended September 30, 2006. The absolute increase in selling, general and administrative expense was primarily due to a $0.1 million increase in salaries, wages and benefit costs primarily attributable to the acquisitions made in the third quarter of 2006, a $0.1 million in facility costs and a $0.1 million increase in bad debt expense.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended September 29, 2007 increased by $1.0 million or 24.5%, to $5.1 million from $4.1 million for the thirteen weeks ended September 30, 2006. As a percentage of operating revenues, insurance and claims increased to 3.0% for the thirteen weeks ended September 29, 2007 from 2.4% for the thirteen weeks ended September 30, 2006. The absolute increase was primarily due to a $0.8 million increase in auto liability claims expense and a $0.4 million increase in insurance premiums, partially offset by a $0.2 million decrease in our cargo claims expense. The increase in auto liability claims expense is based on the frequency and severity of claims incurred and the increase in auto liability premiums resulting from the growth in our owner-operator provided fleet of tractors which are covered under our liability insurance policies as well as an increase in insurance rates.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended September 29, 2007 increased by $0.4 million, or 25.8%, to $2.0 million from $1.6 million for the thirteen weeks ended September 30, 2006. As a percent of operating revenues, depreciation and amortization increased to 1.2% for the thirteen weeks ended September 29, 2007 compared to 0.9% for the thirteen weeks ended September 30, 2006. The absolute increase is primarily a result of a $0.3 million increase in depreciation expense and a $0.1 million increase in amortization expense primarily attributable to the acquisitions made in the third quarter of 2006.

Interest income, net. Net interest income for the thirteen weeks ended September 29, 2007 was $191,000 compared to $248,000 for the thirteen weeks ended September 30, 2006. The decrease in net interest income of $57,000 or 23.1% is the result of lower average invested balances which were used to fund our 2006 and 2007 capital expenditures and our 2006 acquisitions.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended September 29, 2007 decreased by $0.3 million or 9.4%, to $3.3 million from $3.6 million for the thirteen weeks ended September 30, 2006. For the thirteen weeks ended September 29, 2007 and September 30, 2006, we had an effective income tax rate of 39.1% and 38.7%, respectively, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

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

During the thirteen and thirty-nine weeks ended September 29, 2007, we made capital expenditures totaling $1.7 million and $14.2 million, respectively. These expenditures primarily consisted of land and land improvements, building improvements, and tractors and trailers.

Through the end of 2007, exclusive of acquisitions, we estimate that we will incur additional capital expenditures of $600,000 relating to real property improvements to our existing container facilities. We also expect to incur between $1.3 million and $2.0 million of additional capital expenditures for trailers and other equipment. We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability under our line of credit and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future. We continue to evaluate business development opportunities, including potential acquisitions that fit our strategic plans. There can be no assurance that we will identify any opportunities that fit our strategic plans or that we will be able to execute any such opportunities on terms acceptable to us. Any such opportunities will be financed from available cash on hand and our unsecured line of credit.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

Unsecured Lines of Credit

Under our unsecured line of credit with First Tennessee Bank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20.0 million at any one time. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 6.9% at September 29, 2007). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, and tangible net worth is defined as net worth, less (a) the value assigned to intangibles and any other assets properly classified as intangibles, in accordance with generally accepted accounting principles (b) any accumulated earnings attributable to interests in the capital stock and retained earnings of other persons, and (c) deferred assets. In addition, any amounts due to us from CenTra, Inc, its subsidiaries or affiliates, or any affiliate of ours, will be deducted from net worth. The agreement also may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The Company did not have any amounts outstanding under its line of credit at September 29, 2007 or December 31, 2006, and there were $951,500 and $1,036,500 letters of credit issued against the line, respectively.

Discussion of Cash Flows

At September 29, 2007, we had cash and cash equivalents of $4.2 million compared to $5.0 million at December 31, 2006. The decrease in cash and cash equivalents of $0.8 million for the thirty-nine weeks ended September 29, 2007 resulted from $9.6 million used in investing activities, offset by $8.8 million in cash generated from operations.

The $8.8 million in cash provided by operations was primarily attributed to $13.0 million of net income and $6.0 million of non-cash charges for depreciation and amortization, partially offset by an increase in the working capital position of the Company of $12.9 million. The increase in the working capital position is primarily the result of an increase accounts receivables and an increase in prepaid expenses and other, consisting primarily of prepaid auto liability insurance premiums. The increase is partially offset by a decrease in accounts payable and accrued expenses after the settlement of certain accident claims in the third quarter of 2007 for approximately $5.8 million.

Net cash used in investing activities for thirty-nine weeks ended September 29, 2007 was $9.6 million, consisting primarily of proceeds from the sale of marketable securities of $12.1 million and proceeds from the sale of our former corporate headquarters of $1.2 million, offset by capital expenditures of $14.2 million and the purchase of marketable securities totaling $7.8 million.

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

In connection with the 2006 acquisition of Djewels, Inc. (Djewels), we are required to pay cash consideration to the former owner of Djewels based on a percentage of revenues generated through February 2009.

In connection with the 2006 acquisition of TriStar Express N.C., Inc. (TriStar) we are required to pay cash consideration to the former owners of TriStar based on a percentage of revenues generated through July 2009.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2006. There have been no changes in the accounting policies followed by us during the thirty-nine weeks ended September 29, 2007.

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

Included in cash and cash equivalents is $3.8 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

We did not have any interest rate swap agreements as of September 29, 2007.

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

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2007, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirty-nine weeks ended September 29, 2007 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 24, 2007 the Board of Directors of Registrant authorized the extension of the Corporation’s Incentive Compensation Plan C (the Plan), without change, for an additional three-year term. The Plan, adopted December 10, 2004, was formally extended on November 5, 2007 for an additional three year term. A copy of the Plan, before extension, is included as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2005 (Commission File No. 000-51142)).

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: November 5, 2007	By:	/s/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: November 5, 2007	By:	/s/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer

Exhibit No.	Description
2.1	Purchase Agreement, dated as of August 12, 2004, between Angelo A. Fonzi and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended on April 25, 2007 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2007 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Form of indemnification agreement entered into by the Registrant with each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.2+	Universal Truckload Services, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.3+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Don Cochran (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.4+	Employment Agreement, dated as of September 13, 2004, by and between Universal Truckload Services, Inc. and Bob Sigler (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.6+	Consulting Agreement, dated as of August 12, 2004, between Universal Am-Can, Ltd. and Angelo A. Fonzi (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.7+	Covenant Not to Compete, dated as of August 12, 2004, between Angelo A. Fonzi, Universal Am-Can, Ltd. and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.8	Second Amendment to Loan Agreement, dated as of June 29, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason-Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.9	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.10	Second Amendment to Security Agreement, dated as of June 29, 2004, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.11	First Amendment to Security Agreement, dated as of June 29, 2004, by and between Mason Dixon Intermodal, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.12	Security Agreement, dated as of June 29, 2004, by and between Economy Transport, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.13	Security Agreement, dated as of June 29, 2004, by and between Louisiana Transportation, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.14	Tax Separation Agreement, dated as of December 31, 2004, between CenTra, Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.15	Transitional Services Agreement, dated as of December 31, 2004, between the Registrant and CenTra, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.16	Fourth Amendment to Loan Agreement, dated as of December 27, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.17	Debt Subordination Agreement, dated as of December 27, 2004, by and among CenTra, Inc., Universal Truckload Services, Inc., and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.18+	Universal Truckload Services, Inc. Incentive Compensation Plan C, Calendar Years 2004 – 2006, as extended for 2007 – 2009, (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2005 (Commission File No. 000-51142))

10.19+	Amendment No. 1, dated September 28, 2005, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2004 (Commission File No. 000-51142))

10.20	Fifth Amendment to Loan Agreement, dated as of August 31, 2005, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Lines, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.21	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.22	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.23+	Amendment No. 2, dated June 29, 2006, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006 (Commission File No. 000-51142))

10.24	Agreement of Purchase and Sale of a furnished office building between the Company and Dürr Systems, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006 (Commission File No. 000-51142))

10.25	Loan Agreement, dated as of November 28, 2006, between Universal Truckload Services, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2006 (Commission File No. 000-51142))

10.26+	Consulting Agreement effective August 1, 2007, between Universal Truckload Services, Inc. and Manuel J. Moroun (Incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 (Commission File No. 000-51142))

10.27+	Director compensation agreement effective August 1, 2007, between Universal Truckload Services, Inc. and Mathew T. Moroun (Incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 (Commission File No. 000-51142))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.