Form 10-K
period 2007-12-31
Universal Truckload Services, Inc.
filed 2008-03-12
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 30, 2007, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 29, 2007, as reported by The Nasdaq Stock Market, was approximately $121.1 million (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of common stock, no par value, outstanding as of March 3, 2008, was 16,088,183.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2008 Annual Meeting of Shareholders	Part III, Items 10 - 14

UNIVERSAL TRUCKLOAD SERVICES, INC.

2007 ANNUAL REPORT ON FORM 10-K

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

We primarily operate through a contractor network of agents and owner-operators who provide us with approximately 3,600 tractors and approximately 2,900 trailers. At December 31, 2007, the Company had approximately 770 agents. Customer relationships are primarily managed by our agents who solicit freight business directly from shippers and also provide dispatch and other services to our owner-operators. Our owner-operators own, operate and maintain substantially all of the tractors and over 50% of the trailers used in our business. Some of our owner-operators also act as fleet contractors and provide us with multiple tractors and drivers. In return for their services, we pay our agents and owner-operators fixed commissions based on a percentage of the revenue they generate for us. This network of agents and owner-operators allows us to minimize our investment in tractors and trailers, manage our sales effort in a manner we believe is more efficient than employing a large sales staff, and maximize the variable portion of our cost structure. In addition, through our brokerage operations, we are able to expand our capacity by arranging for other carriers to transport shipments when we generate more freight shipments than our owner-operators can service.

We believe our commission schedule, prompt payment practices, industry reputation, financial stability, back office support and national freight network helps us to attract agents and owner-operators. In addition, we acquired the operations of 14 transportation companies between October 2000 and December 2007. We are continually evaluating new acquisition opportunities.

We were incorporated in Michigan on December 11, 2001. Our principal executive offices are located at 12755 E. Nine Mile Road, Warren, Michigan 48089. Our website address is www.goutsi.com. The information contained on, or accessible through, our website is not a part of this Form 10-K.

Industry

According to the American Trucking Association, or ATA, the trucking industry was estimated at approximately $645.6 billion in revenue in 2006 and accounted for approximately 83.8% of domestic spending on freight transportation. The trucking industry is highly competitive on the basis of service and price and is necessary in many industries operating in the United States. Customers generally choose truck transportation over other surface transportation modes due to the industry’s higher levels of reliability, shipment integrity and speed.

The trucking industry includes both private fleets and “for-hire” carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods and, according to the ATA, accounted for approximately $287.9 billion of revenue in 2006. For-hire carriers include both truckload and less-than truckload operations. We primarily operate in the highly fragmented for-hire truckload segment of this market, which according to the ATA generated revenues of approximately $357.7 billion in 2006. Truckload carriers dedicate an entire trailer to one customer from origin to destination and can be further classified by the trailing equipment they use to haul a customer’s freight, such as dry van, temperature-controlled, tank or flatbed.

Our primary source of revenue results from hauling flatbed and dry van freight, which during the year ended December 31, 2007 accounted for $573.9 million, or 84.4% of our revenues. We believe the private fleet market offers significant opportunities for expansion by for-hire carriers, such as ourselves, because shippers increasingly are focused on operating within and conserving capital for, their core competencies, which often do not include freight transportation. In our intermodal support services, which during the year ended December 31, 2007 accounted for $106.5 million or 15.6% of our revenues, we believe that third party logistics companies, railroads and ocean carriers are increasingly seeking efficiencies gained by using companies with greater service offerings, capacity and geographic coverage than the smaller private operators upon which they have historically relied.

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

Non-Asset Based Strategy

We employ a primarily non-asset based business model. Substantially all tractors and over 50% of trailers are provided by our owner-operators. In addition, our use of agents reduces our need for sizable non-driver facilities. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our intermodal depot facilities, our headquarters facility and our management information systems. We believe that our business model offers the following advantages compared with primarily asset-based trucking companies that own significant tractor fleets and use an employee sales force:

•

Variable cost structure. We pay our agents and owner-operators a percentage of the revenue they generate, which gives us flexibility to quickly adjust to increases or decreases in customer demand. Additionally, having a high proportion of variable costs reduces our risks of making fixed payments on under-utilized equipment and personnel and minimizes our exposure to fluctuating equipment values. In 2007, approximately 86.6% of our total operating expenses were variable in nature.

•

Reduced capital expenditures. Limiting our investment in tractors and trailers reduces our capital needs and allows us to grow organically using relatively small amounts of cash. This allows us to conserve our financial resources to fund our expansion strategy, including acquisitions. Our operating revenues have grown from $213.3 million in 2001 to $680.4 million in 2007, while we have spent an aggregate of $62.1 million on capital expenditures over the same period of time, excluding property and equipment acquired in connection with the acquisitions of businesses.

•

Higher financial returns. Given similar operating performance, we believe that our low fixed costs and capital expenditure requirements will produce higher returns on our assets than many of our asset-based competitors. We manage our business with a view toward enhancing these returns. In 2007, we achieved a 9% return on average assets.

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

Growth Strategy

We believe that our flexible business model offers us substantial opportunities to grow. By continuing to implement our strategy, we believe that we can continue to increase our revenues and profitability, while generating a higher return on assets than many of our asset-based competitors. The key elements of our strategy are as follows:

•

Grow our brokerage operations. Our brokerage services have grown substantially, expanding to $171.8 million in operating revenues in 2007 from $25.7 million in 2001, a compound annual growth rate of 37.3%. In 2007, brokerage services accounted for 25.3% of our operating revenues. We encourage our agents to generate shipping contracts above the levels that can be accommodated by our owner-operators and provide the training and management information systems that enable our agents to broker these contracts to third party carriers. We intend to continue to grow this business because it requires little capital and gives our agents an opportunity to expand their revenues.

•

Make strategic acquisitions. Acquisitions have been an important part of our growth and we continually evaluate strategic acquisition opportunities. Our acquisition plan is to focus on targets that are primarily non-asset based, but we also will consider companies that derive a portion of their business from asset-based operations. Since our predecessor was founded in 1981, we have successfully integrated 17 acquisitions, 14 of which we have consummated between October 2000 and December 2007. Our operational integration strategy is to centralize administrative functions of acquired businesses at our headquarters, while maintaining the localized operations of the acquired businesses and maintaining the target’s network of agents and owner-operators. We believe that allowing most of our acquired businesses to continue to operate under their pre-acquisition names, in their original regions and with the same agents and owner-operators enables us to maintain the loyalty of the agents and owner-operators and continue pre-existing customer relationships.

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

•

Expand our intermodal support services. Our intermodal support services have grown from $28.9 million in operating revenues in 2001 to $106.5 million in 2007, a compound annual growth rate of 24.3%. We intend to continue the growth of this business by expanding our service offerings, acquiring or renting additional intermodal facilities and also expanding our network of intermodal agents. We will evaluate future intermodal facility sites based on regional and international shipping volumes and market saturation. We currently operate eight full service container yards located in the mid-western and south-western United States. These facilities provide container and chassis inventory systems, full service repair facilities, and overhead lift capabilities. U.S. Customs has approved our Dearborn, Michigan facility as a container freight station. With the assistance of our container and chassis management services, we are able to offer steamship companies a neutral facility to store, repair, and track their equipment for future use. At our container freight station in Michigan, we can transfer bonded freight between overseas containers and other equipment for delivery to its final destination. We believe that providing container and chassis management as well as bonded customs services will allow us the opportunity to provide additional services for these customers.

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

•

Truckload. Our truckload operations represented approximately $402.1 million, or 59.1%, of our operating revenues in 2007. We transport a wide variety of general commodities, including machinery, building materials, paper, food, consumer goods, automotive parts, furniture, steel and other metals on behalf of customers in various industries.

•

Brokerage. Our brokerage operations represented approximately $171.8 million, or 25.3%, of our operating revenues in 2007. We broker freight to third party transportation providers through our agent network at times when we generate more freight business than we can service with our available owner-operators. These transportation providers may include competing truckload carriers or, occasionally, shipper-owned and operated private motor carrier transport fleets with excess capacity.

•

Intermodal support services. Our intermodal support services represented $106.5 million or 15.6% of our operating revenues in 2007. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer.

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

Agents

Our agents provide the primary interaction with our shippers. Approximately 72.8% of the freight we hauled in 2007 was solicited and controlled by our agents, with the remaining 27.2% generated by company-managed terminals and our CrossRoad Carriers subsidiary. Of our approximately 770 agents, 425 generated more than $100,000 of operating revenues and 143 generated more than $1.0 million of operating revenues, in 2007. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

We believe that our commission schedule, prompt payment practices, industry reputation, financial stability, back-office support and national freight network are attractive to agents and we have grown from 209 agents who generated more than $100,000 of operating revenues in 2000 to 425 who generated more than $100,000 of operating revenues in 2007. Our top 100 agents in 2007 generated 44.7% of our annual operating revenues. We generally pay our full-service agents a commission of 8% of revenue generated, excluding fuel surcharges. While we have signed agreements with most of our newer agents, we rely on verbal agreements with most of our long-term agents. We believe that very few of our agents work exclusively with us. The loss of any large-volume agent or a significant decrease in volume from one of these agents could have a materially adverse effect on our results of operations.

Owner-Operators

Owner-operators are individuals who own, operate and maintain one or more tractors that they either provide drivers for, or drive themselves. Our owner-operators provide us with approximately 3,600 tractors, which represent substantially all of the tractors used in our business. Owner-operators also may own trailers that they provide to us in addition to their tractor and driving services. Our owner-operators provide approximately 2,900 trailers, which represent over 50% of the trailers we use in our business. Owner-operators are responsible for all expenses of owning and operating their equipment, including the wages and benefits paid to any drivers, fuel, physical damage insurance, maintenance, fuel taxes, highway use taxes and debt service.

We believe that our commission schedule, prompt payment practices, financial stability, back-office support and national freight network are attractive to owner-operators. The number of tractors provided by our owner-operators has grown from 2,266 at December 31, 2001 to 3,626 at December 31, 2007, a compound annual growth rate of 8.2%. We generally pay our owner-operators a commission of 75% of the revenue generated from the freight they haul, if both a tractor and trailer are supplied. We also pass on 100% of any fuel surcharges we receive and a portion of other accessorial charges (at the commission rate) to our owner-operators. Most owner-operators are recruited directly by our agents. All owner-operators enter into standard, short-term written contracts with one of our operating subsidiaries that can be terminated by either party on short notice.

Pursuant to our arrangements with the owner-operators, we maintain the federal and state licensing required for them to operate a motor coach carrier. We also provide insurance coverage for the owner-operators and are primarily liable to the shipper for damaged or lost freight and to third parties for personal injury claims arising out of accidents involving the owner-operators. We also administer the owner-operators’ compliance with safety, vehicle licensing and fuel-tax reporting rules. Each owner-operator must meet our guidelines with respect to matters such as motor vehicle records, or MVR’s, insurance, driving experience and past work history and must pass a federally mandated physical exam. Additionally, our owner-operators are also subject to pre-lease drug and alcohol screening and are subject to subsequent random testing.

Corporate Services

We oversee certain administrative functions at our headquarters, while all operations and sales efforts are performed by our operating subsidiaries, each of which functions as a distinct operational unit and is not dependant on the operations of any of the other subsidiaries. These administrative functions are primarily focused on providing support to our agents, which includes billing and collections, contractor settlements, management information systems, purchasing, safety, and risk management. In addition, we conduct our accounting, strategic planning and human resource management functions at our headquarters. The management information systems used by our agents and owner-operators in connection with our operations are centralized in our corporate administrative offices in Warren, Michigan. We provide systems that handle all billing with shippers, allow agents to list pending freight shipments and owner-operators with available capacity, and track particular shipments at various points in the shipping route. We rely on the proper operation of our management information systems. Any significant disruption or failure of these systems could have a materially adverse effect on our operations and results of operations.

Customers

We provide our truckload, brokerage and intermodal support services throughout the United States and in the Canadian provinces of Ontario and Quebec to a wide variety of shippers, including a number of Fortune 500 and multi-national companies across a wide variety of industries. Our largest concentration of customers comes from the automotive and steel industries. In addition, a significant portion of our revenue results from our providing capacity to other transportation companies who aggregate loads from a variety of shippers in these and other industries. No single customer has accounted for more than 6% of our operating revenues in 2005, 2006 or 2007, and the aggregate operating revenues generated by our top ten customers did not account for more than 17% of our operating revenues in any such year. We believe the diversity of our customers and their industries lessens the impact of business cycles affecting any one company or industry.

Revenue Equipment

We offer our customers a wide range of transportation services by utilizing a diverse fleet of trailing equipment provided by us and our owner-operators. At December 31, 2007, our owner-operators provided us with approximately 3,600 tractors and 2,900 trailers. At December 31, 2007, the Company owned approximately 70 tractors and 1,500 trailers.

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

On July 24, 2007, the court struck down the 2005 FMCSA provisions relating to the 11-hour drive time and 34-hour restart provisions. On December 11, 2007, the FMCSA submitted and passed an Interim Final Rule (IFR) preserving the 2005 drive time and restart provisions. The IFR allows commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hours workday and mandates the 10 consecutive off-duty hours between workdays with drivers allowed to restart their calculations of weekly on-duty time after having at least 34 consecutive hours off duty. The FMCSA believed the 2005 rules maintained highway safety and provided flexibility to companies and drivers.

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

In August 2005, UTS Realty, LLC, or Realty, purchased a container storage facility in Cleveland, Ohio. In connection with the acquisition of the property, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property.

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

Employees

At December 31, 2007, we employed 642 individuals. None of our employees is represented by a collective bargaining unit. We believe that our employee relations are good.

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

In recent years, these factors have caused many owner-operators to join company-owned fleets or to exit the industry entirely. As a result of the smaller available pool of qualified owner-operators, the already strong competition among carriers for their services has intensified. Due to the difficult operating environment and intense competition, turnover among owner-operators in the trucking industry is high. In 2007, turnover among our owner-operators was approximately 108%. Additionally, our agreements with our owner-operators are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified owner-operators to replace those who have left our fleet. If we are unable to retain our existing owner-operators or recruit new owner-operators, it could have a materially adverse effect on our business and results of operations.

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

We compete with other trucking companies that utilize agent networks both to recruit quality agents and for the business that they generate, which typically involves both competition with respect to the freight rates that we charge shippers and the compensation paid to the agents. There can be no assurance that we will be able to retain our agents or that our agents will continue to refer to us the amount of business that they have in the past. In 2007, 143 of our agents generated more than $1.0 million in operating revenues each and our five largest revenue-producing agents generated an aggregate of approximately 6.8% of our operating revenues. If we were to lose the service of an agent or agents responsible for a significant portion of our operating revenues or if any such agent or agents were to significantly reduce the volume of business that they refer to us, it would have a materially adverse effect on our operating revenues and results of operations. Further, if we were required to increase the compensation we pay to agents in order to retain, or maintain business volumes with them, our operating results would be adversely affected to the extent that we could not pass these increased costs on to our customers.

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

The nature of our industry is that auto accidents occur and, when they do, they almost always result in equipment damage and they often result in injuries or death. Since January 1, 2000, less than 1% of our total casualty claims exceeded our insurance policy limits. If we experience claims that are not covered by our insurance or that exceed our reserves, or if we experience claims for which coverage is not provided, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition and results of operations.

The levels of our insurance coverage are greater than we have historically maintained. Accordingly, as a result of increased premiums, we expect our insurance and claims expense to increase over historical levels, even if we do not experience an increase in the number of insurance claims. Insurance carriers have significantly raised premiums for many businesses, including trucking companies. If this continues, the cost of maintaining our insurance would increase. In addition, if we decide to increase our insurance coverage in the future, our costs would be expected to further increase.

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

Our owner-operators bear the costs of operating their tractors, including the cost of fuel and fuel taxes. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. For example, average weekly diesel fuel prices ranged from $3.04 per gallon to $3.44 per gallon in the fourth quarter 2007, compared with $2.50 per gallon to $2.62 per gallon in the fourth quarter of 2006. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. These arrangements will not fully protect our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. Our owner-operators also may seek higher compensation from us in the form of higher commissions, which could have a materially adverse effect on our results of operations. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our business and results of operations.

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

The U.S. Federal Motor Carrier Safety Administration, or FMCSA, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our owner-operators must comply with the safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing and hours-of-service. There also are regulations specifically relating to the trucking industry, including testing and specifications of equipment and product handling requirements. These measures could disrupt or impede the timing of our deliveries and we may fail to meet the needs of our customers. The cost of complying with these regulatory measures, or any future measures, could have a materially adverse effect on our business or results of operations. On January 4, 2004, new FMCSA hours-of-service regulations took effect. However, after nine months of operation under the new regulations, citizens’ advocacy groups successfully challenged the new regulations in court, alleging that they were developed without properly considering issues of driver health. Subsequently, on October 1, 2005, the FMCSA again revised the hours of service regulations to address the concerns noted by the federal court. The only significant change effecting our operations is the new requirement that at least one of the two periods of a recognized sleeper berth break be at least 8 consecutive hours. Previously, a driver could accumulate the required 10-hour sleeper berth break in two separate periods as long as each period was at least 2 hours and the two periods combined equaled 10 hours. Requiring a minimum 8 consecutive hour sleeper break will possibly result in a decline in miles per truck because, under the new rule, drivers will no longer have the flexibility to take a shorter sleeper berth break of less than 8 hours while waiting to load or unload at a customer facility. On July 24, 2007, the court struck down the 2005 FMCSA provisions relating to the 11-hour drive time and 34-hour restart provisions. On December 11, 2007, the FMCSA submitted and passed an Interim Final Rule (IFR) preserving the 2005 drive time and restart provisions. The IFR allows commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hours workday and mandates the 10 consecutive off-duty hours between workdays with drivers allowed to restart their calculations of weekly on-duty time after having at least 34 consecutive hours off duty.

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

ITEM 1B:	UNRESOLVED SECURITIES & EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan. We own our corporate administrative offices, as well as terminal yards in the following locations: Dearborn, Michigan; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Cleveland, Ohio; Gary, Indiana; Millwood, West Virginia; Dallas, Texas and Garden City, Georgia; offices in Hammond, Indiana and Tampa, Florida and a condominium in Monroeville, Pennsylvania. As of December 31, 2007, our subsidiaries also leased 53 office, terminal and yard facilities in various cities and states. The leased facilities are generally leased on a month-to-month basis and 18 of these facilities are leased from affiliates of CenTra, an entity controlled by our majority shareholders. We believe that all of the properties we lease from affiliates of our majority shareholders are leased at market rates. We believe that all of the properties leased by us are suitable for their purposes and adequate to meet our needs.

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

No matters were voted on by security holders during the fourth quarter of 2007.

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

	2007		2006
Fiscal Period	High	Low	High	Low
First Quarter	$28.51	$21.92	$26.87	$21.18
Second Quarter	$27.76	$18.93	$35.50	$23.44
Third Quarter	$23.62	$16.25	$37.57	$24.70
Fourth Quarter	$23.87	$15.83	$27.61	$21.31

The reported last sale price per share of the Common Stock as quoted through the NASDAQ National Market System on March 3, 2008 was $18.36 per share. The number of shareholders of record on March 3, 2008, was 4. However, we estimate that we have a significantly greater number of shareholders because a substantial number of our common shares are held by brokers or dealers for their customers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding the Company’s purchases of its Common Stock during the period from September 30, 2007 to December 31, 2007, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Sept. 30, 2007 – Oct. 27, 2007	—	$—	—	—
Oct. 28, 2007 – Nov. 24, 2007	20,500	16.43	20,500	779,500
Nov. 25, 2007 – Dec. 31, 2007	8,700	16.53	29,200	770,800

Total	29,200	$16.46	29,200	770,800

On November 6, 2007, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market. No specific expiration date has been assigned to the authorization.

Dividends

In 2005 we paid, from the proceeds of our initial public offering, a $50.0 million cash dividend to CenTra. No other dividends or distributions on our common stock were paid during 2005, 2006 or 2007. We currently intend to retain any future earnings to finance the growth, development and expansion of our business and do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

Limitations on our ability to pay dividends are described under the section captioned “Liquidity and Capital Resources—Unsecured Lines of Credit” in Item 7 of this Form 10-K.

Equity Compensation Plan Information

We maintain one stock incentive plan, the 2004 Stock Incentive Plan. In December 2004, our Board of Directors approved, effective upon completion of our initial public offering, the issuance of 260,000 stock options to employees under such plan. These options were issued on February 11, 2005. Through December 2007, 4,983 of these options were exercised and 10,000 were forfeited. For more information on the 2004 Stock Incentive Plan, see Note 13 to the Consolidated Financial Statements, included in Item 8 of this report. The following table presents information related to securities authorized for issuance under this plan at December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	245,017	$22.50	240,000

Total	245,017	$22.50	240,000

Performance Graph

The graph below matches the cumulative 34-month total return of holders of Universal Truckload Services, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 2/10/2005, the company’s IPO date, and tracks it through 12/31/2007.

	2/05	12/05	12/06	12/07
Universal Truckload Services, Inc.	100.00	115.00	118.75	95.80
NASDAQ Composite	100.00	107.97	120.28	131.42
NASDAQ Transportation	100.00	117.03	130.92	135.88

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented. The selected historical balance sheet data at December 31, 2007, 2006, 2005, 2004, and 2003 and the selected historical statement of income data for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 have been derived from our audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K. The following financial and operating data may not be indicative of our future performance.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$680,359	$641,627	$531,339	$362,016	$277,698
Operating expenses:
Purchased transportation	520,064	491,840	406,367	269,687	204,947
Commissions expense	45,081	40,360	34,678	27,354	22,228
Other operating expense	9,429	8,642	6,596	5,268	4,069
Selling, general and administrative	48,418	46,137	37,354	27,640	22,570
Insurance and claims	21,178	15,828	14,334	9,602	6,954
Depreciation and amortization	8,163	5,730	4,344	3,913	2,863

Total operating expenses	652,333	608,537	503,673	343,464	263,631

Income from operations	28,026	33,090	27,666	18,552	14,067
Interest and non-operating expense (income), net	(944)	(1,043)	(425)	777	246

Income before provision for income taxes	28,970	34,133	28,091	17,775	13,821
Provision for income taxes	11,134	13,124	10,924	6,657	5,103

Net income	$17,836	$21,009	$17,167	$11,118	$8,718

Earnings per common share:
Basic	$1.11	$1.30	$1.12	$1.11	$0.87
Diluted	1.11	1.30	1.12	1.11	0.87
Average common shares outstanding:
Basic	16,115	16,118	15,372	10,023	10,023
Diluted	16,122	16,159	15,372	10,023	10,023
Cash dividends per common share (1)	$—	$—	$4.99	$0.31	$—

Balance Sheet Data (end of year):
Cash and cash equivalents	$5,416	$5,008	$5,342	$904	$423
Total assets	207,188	190,900	158,666	106,544	66,840
Lines of credit and long-term debt, including current portion	910	1,000	—	37,998	16,644
Total shareholders’ equity (deficit)	151,442	134,453	113,172	(16,825)	31,486

Other Financial Data (unaudited):
Pretax margin	4.3%	5.3%	5.3%	4.9%	5.0%
EBITDA (2)	$36,189	$38,820	$32,010	$22,465	$16,930
Capital expenditures (3)	$14,774	$15,530	$11,626	$5,007	$3,643
Return on average assets (4)	9.0%	12.0%	12.9%	12.8%	13.9%

Operating Data (unaudited):
Number of agents (5)	425	395	357	359	327
Average number of tractors provided by owner-operators	3,776	3,420	2,754	2,306	2,114
Number of employees	642	644	494	460	271
Operating revenues per loaded mile (6)	$2.34	$2.36	$2.21	$1.90	$1.66
Operating revenues per load (6)	$1,031	$1,032	$966	$922	$907
Average length of haul (in miles) (6)	439	437	436	484	547
Number of loads (6)	529,497	492,305	453,676	349,453	274,213

(1)	Does not include $4.5 million and $6.4 million of in-kind distributions paid to CenTra in 2003 and 2004, respectively.
(2)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. Our management believes that the presentation of EBITDA included in this Form 10-K provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business. EBITDA is not measured under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. Investors also should note that our presentation of EBITDA may not be comparable to similarly titled measures used by other companies.

EBITDA is calculated in the following manner for each of the periods presented:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Net income	$17,836	$21,009	$17,167	$11,118	$8,718
Add (subtract):
Interest (income) expense, net	(944)	(1,043)	(425)	777	246
Provision for income taxes	11,134	13,124	10,924	6,657	5,103
Depreciation and amortization	8,163	5,730	4,344	3,913	2,863

EBITDA	$36,189	$38,820	$32,010	$22,465	$16,930

(3)	Excludes property and equipment acquired in connection with the acquisition of businesses in each period as follows: $41,000 in 2003; and $7.7 million in 2004. 2005 excludes $4.9 million in trailers acquired in a trailer exchange with CenTra (see Note 3 to Consolidated Financial Statements).
(4)	Net income divided by total average assets during the period. Average assets are the sum of our total assets at the end of the fiscal year and our total assets at the end of the prior fiscal year divided by two.
(5)	Includes only those agents who generated at least $100,000 in operating revenues during the period indicated.
(6)	Includes fuel surcharges and excludes operating data from our intermodal support services and the operating results of CrossRoad Carriers in order to improve the relevance of the statistical data related to our truckload and brokerage services and improve the comparability to our peer companies.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our owner-operators provided us with approximately 3,600 tractors and approximately 2,900 trailers, which represented substantially all of the tractors and over 50% of the trailers used in our business. Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. In 2007, approximately 86.6%, of our total operating expenses were variable in nature. Our capital expenditures for 2007 were $14.8 million. In 2007, our return on average assets was 9.0%.

Over the past six years, our operating revenues have increased to $680.4 million in 2007 from $213.3 million in 2001, a compounded annual growth rate of 21.3%. Our net income has increased to $17.8 million in 2007 from $5.2 million in 2001, a compounded annual growth rate of 22.8%. We have achieved this growth through a mixture of organic growth and acquisitions. We expect to continue to make strategic acquisitions of companies that complement our non-asset based business model, as well as companies that derive a portion of their revenues from asset based operations. We believe that our willingness to expand our business to include a portion of asset based operations will expand the universe of potential acquisition targets, as most companies that we consider acquiring use a combination of asset based and non-asset based operations. We also intend to continue our organic growth, primarily by recruiting new agents and increasing the productivity of our existing agents. We believe that increasing our agent network is critical to our ability to penetrate new shipping markets and also to expand our network of owner-operators.

In January 2005, we acquired Xxtreme Trucking, LLC, or Xxtreme, for $100,000 in cash. Xxtreme is a regional provider of truckload and brokerage services primarily in the Southern United States.

In October 2005, we acquired Marc Largent, Inc., or Largent, for $873,000 in cash. Largent is a regional provider of intermodal services primarily in the Western United States.

In November 2005, we acquired Diamond Logistics of Houston, Inc., or Diamond, for $475,000 in cash. We are also required to pay additional cash consideration to the former owners of Diamond based on a percentage of revenues generated through November 2008. Diamond is a regional provider of intermodal services primarily in the Southwestern United States.

In January 2006, we acquired certain assets of Assure Intermodal, LLC, or Assure, for $2,730,000 in cash. We are also required to pay additional cash consideration to the former owner of Assure based on a percentage of revenues generated through January 2009. Assure is a regional provider of intermodal services primarily in the Southern United States.

In February 2006, we acquired certain assets of Djewels, Inc., or Djewels for $1,100,000 in cash. We are also required to pay additional cash consideration to the former owners of Djewels based on a percentage of revenues generated through February 2009. Djewels is a regional provider of intermodal services primarily in the Western United States.

In July 2006, we acquired certain assets of Noble and Pitts, Inc., or Noble & Pitts, for $9,000,000 in cash. Noble & Pitts provides primarily flatbed and brokerage trucking services throughout the United States and operates through a contractor network of independent sales agents and owner-operators.

In July 2006, we acquired certain assets of TriStar Express N.C., Inc., or TriStar, for $3,200,000 in cash. We are also required to pay additional cash consideration to the former owners of TriStar based on a percentage of revenues generated through July 2009. TriStar is a regional provider of intermodal and brokerage services primarily in the Western United States and operates through a contractor network of independent owner-operators.

In September 2006, we acquired certain assets of Mallard Transport, Inc., or Mallard, for $2,500,000 in cash. Mallard provides primarily flatbed and brokerage trucking services primarily in the Southeastern United States and operates through a contractor network of owner-operators.

In November 2007, we acquired certain assets of Glenn National Carriers, Inc., or Glenn, for $2,241,000. Through December 31, 2007, $1,733,000 of the purchase price was paid in cash. The remaining $500,000 is included in accrued expenses and other current liabilities at December 31, 2007. We are also required to pay additional cash consideration to the former owners of Glenn based on a percentage of revenues generated through November 2010. Glenn provides primarily van and brokerage trucking services throughout the United States and operates through a contractor network of independent sales agents and owner-operators.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the years ended December 31, 2007, 2006, and 2005, presented as a percentage of operating revenues:

	Year Ended December 31,
	2007	2006	2005
Operating revenues	100%	100%	100%
Operating expenses:
Purchased transportation	76.4	76.7	76.5
Commissions expense	6.6	6.3	6.5
Other operating expenses	1.4	1.3	1.2
Selling, general and administrative	7.1	7.2	7.0
Insurance and claims	3.1	2.5	2.7
Depreciation and amortization	1.2	0.9	0.8

Total operating expenses	95.9	94.8	94.8

Operating income	4.1	5.2	5.2
Interest and non-operating income, net	0.1	0.2	0.1

Income before provision for income taxes	4.3	5.3	5.3
Provision for income taxes	1.6	2.0	2.1

Net income	2.6%	3.3%	3.2%

2007 Compared to 2006

Operating revenues. Operating revenues increased by $38.8 million, or 6.0%, to $680.4 million for 2007 from $641.6 million for 2006. Approximately, $26.6 million of the increase in operating revenues is attributable to our acquisitions made in 2006 and 2007. The increase in operating revenues relating to these acquisitions consisted of a $17.6 million increase in truckload operations, a $3.1 million increase in brokerage operations, and a $5.9 million increase in intermodal operations. The remaining increase of $12.1 million was principally a result of increased freight volumes and fuel surcharges. Our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations decreased slightly to $2.12 for 2007 from $2.13 for 2006. Additionally, fuel surcharges increased by $5.0 million or 8.3% to $65.8 million in 2007 from $60.8 million in 2006. Excluding the effects of acquisitions made in the 3rd quarter of 2006 and 4th quarter 2007, revenue from our truckload operations increased by $9.2 million, or 2.5%, to $384.4 million for 2007 from $375.2 million for 2006. Excluding the effects of our 2nd quarter 2006 acquisitions, revenue from our brokerage operations decreased by $1.8 million, or 1.1%, to $168.7 million for 2007 compared to $170.5 million for 2006. Excluding the effects of our 2006 and 2007 acquisitions, revenue from our intermodal support services increased by $4.7 million, or 4.9%, to $100.5 million for 2007 from $95.8 million for 2006.

Purchased transportation. Purchased transportation increased by $28.3 million or 5.7% to $520.1 million for 2007 from $491.8 million for 2006. As a percentage of operating revenues, purchased transportation expense decreased to 76.4% for 2007 from 76.7% for 2006. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party carriers. The decrease in purchased transportation as a percentage of revenue was primarily due to a greater mix of intermodal revenue, which historically yield lower purchased transportation rates as compared to truckload and brokerage revenue, and a lower mix of brokerage revenue, which historically yield higher transportation rates compared to truckload and intermodal revenue. The decrease in purchased transportation was partially offset by a $5.0 million increase in fuel surcharges, which are passed through to owner-operators.

Commissions expense. Commissions expense increased by $4.7 million, or 11.7%, to $45.1 million for 2007 from $40.4 million for 2006. As a percentage of operating revenues, commissions expense increased to 6.6% for 2007 compared to 6.3% for 2006. The absolute increase was primarily due to the growth in our operating revenues. The increase in commissions expense as a percent of revenues is primarily the result of an increase in revenue generated by agencies compared to revenues generated by Company owned terminals, which do not earn commissions.

Other operating expense. Other operating expense increased by $0.8 million, or 9.1%, to $9.4 million for 2007 from $8.6 million for 2006. As a percentage of operating revenues, other operating expense increased slightly in 2007 to 1.4% from 1.3% for 2006. The absolute increase was primarily due to the inclusion of operating expenses from our acquisitions made in 2006 and 2007, and additional fuel tax expense recorded as a result of a fuel tax audit completed during 2007.

Selling, general and administrative. Selling, general and administrative expense increased by $2.3 million, or 4.9%, to $48.4 million for 2007 from $46.1 million for 2006. As a percentage of operating revenues, selling, general and administrative expense decreased slightly to 7.1% for 2007 from 7.2% for 2006. The absolute increase in selling, general and administrative expense was primarily the result of a $0.7 million increase in our bad debt expense and a $0.8 million increase in our legal and professional services fees.

Insurance and claims. Insurance and claims expense increased by $5.4 million, or 33.8%, to $21.2 million for 2007 from $15.8 million for 2006. As a percentage of operating revenues, insurance and claims increased to 3.1% for 2007 from 2.5% for 2006. The absolute increase was due primarily to an increase in insurance premiums resulting from the growth in our owner-operator provided fleet of tractors, which are covered under our liability insurance policies, an increase in insurance rates, and an increase in our auto liability claims expense resulting from the severity of claims incurred.

Depreciation and amortization. Depreciation and amortization increased by $2.5 million, or 42.4%, to $8.2 million for 2007 from $5.7 million for 2006. As a percent of operating revenues, depreciation and amortization increased to 1.2% for 2007 compared to 0.9% for 2006. The absolute increase was primarily a result of a $1.7 million increase in depreciation on our 2006 and 2007 capital expenditures and a $0.7 million increase in amortization expense relating to our 2006 and 2007 acquisitions.

Non-operating income. Non operating income for 2007 was $622 thousand compared to $689 thousand for 2006. The decrease of $67 thousand or 9.7% was primarily the result of decreased dividends on available-for-sale investments, which was partially offset by an increase in realized gains on available-for-sale securities.

Interest income, net. Net interest income for 2007 was $322 thousand compared to net interest income of $354 thousand for 2006. The decrease in net interest income of $32 thousand or 9.0% resulted from slightly lower average balances of cash available for investing in 2007.

Provision for income taxes. Provision for income taxes decreased by $2.0 million, or 15.2%, to $11.1 million for 2007 from $13.1 million for 2006. For 2007 and 2006, we had an effective income tax rate of 38.4%, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

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

Depreciation and amortization. Depreciation and amortization increased by $1.4 million, or 31.9%, to $5.7 million for 2006 from $4.3 million for 2005. As a percent of operating revenues, depreciation and amortization increased slightly to 0.9% for 2006 compared to 0.8% for 2005. The absolute increase was primarily a result of an $886,000 increase in amortization expense relating to our 4th quarter 2005 and fiscal 2006 acquisitions and depreciation relating to $15.5 million in capital expenditures.

Non-operating income. Non operating income for 2006 was $689 thousand compared to $360 thousand for 2005. The increase of $329 thousand or 91.1% was primarily the result of increased dividends on available-for-sale investments.

Interest expense (income), net. Net interest income for 2006 was $354 thousand compared to net interest income of $65 thousand for 2005. The increase in net interest income of $289 thousand or 445% resulted from the repayment of $38.0 million under our secured lines of credit and secured equipment loans in 2005 using the proceeds from our initial public offering. Additionally, in 2006, interest income has been generated on the remaining proceeds from our offering and cash provided by operations.

Provision for income taxes. Provision for income taxes increased by $2.2 million, or 20.1%, to $13.1 million for 2006 from $10.9 million for 2005. For 2006 and 2005, we had an effective income tax rate of 38.4% and 38.9%, respectively, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

Liquidity and Capital Resources

Our primary sources of liquidity are the funds generated by operations and our revolving unsecured lines of credit with KeyBank and First Tennessee Bank.

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

In 2007, we have made capital expenditures totaling $14.8 million. These expenditures can be segregated into equipment purchases totaling $6.2 million and real property acquisitions totaling $8.6 million. Equipment purchases consist primarily of tractors, trailers, computer equipment and other miscellaneous equipment. Real property acquisitions consist of land and buildings and land improvements.

In 2008, exclusive of acquisitions, we expect to incur capital expenditures of $5.0 million to $5.5 million relating to real property acquisitions, renovations and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $5.6 million to $6.4 million for tractors, trailers and other equipment.

Additionally, in the 1st quarter of 2008, we expect to fund insurance premiums and claims of approximately $8.1 million. The Company expects to use cash and marketable securities on hand, as well as funds generated from first quarter operations, to fund these payments.

We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability under our lines of credit and other financing sources and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

We continue to evaluate business development opportunities, including potential acquisitions that fit our strategic plans. There can be no assurance that we will identify any opportunities that fit our strategic plans or will be able to execute any such opportunities on terms acceptable to us. Any such opportunities will be financed from available cash on hand and our unsecured lines of credit.

Unsecured Lines of Credit

Universal Truckload Services, Inc. and KeyBank National Association entered into a loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008. Under the agreement, our maximum permitted borrowings may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.05% (effective rate of 5.5% at December 31, 2007). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2007, there were no borrowings outstanding under our line of credit and $6,400 of letters of credit issued against the line.

Universal Truckload Services, Inc. and First Tennessee Bank National Association entered into a Loan Agreement dated November 28, 2006 for the period November 28, 2006 to May 31, 2008. Upon the expiration of its term, the Company does not expect to renew this agreement. Under our unsecured line of credit with First Tennessee Bank our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20.0 million at any one time. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 6.9% at December 31, 2007). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a ratio of debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, and tangible net worth is defined as net worth, less (a) the value assigned to intangibles and any other assets properly classified as intangibles, in accordance with generally accepted accounting principles (b) any accumulated earnings attributable to interests in the capital stock and retained earnings of other persons, and (c) deferred assets. In addition, any amounts due to us from CenTra, Inc, its subsidiaries or affiliates, or any affiliate of ours, will be deducted from net worth. The agreement also may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2007, there were no borrowings outstanding under our line of credit and $951,500 letters of credit issued against the line.

Discussion of Cash Flows

At December 31, 2007, we had cash and cash equivalents of $5.4 million compared to $5.0 million at December 31, 2006. The increase in cash and cash equivalents of $0.4 million in 2007 resulted from $20.2 million in cash generated from operations, offset by $19.4 million in cash used in investing activities and $0.4 million in cash used in financing activities.

The $20.2 million in cash provided by operations was generated from $17.8 million of net income, $8.2 million of non-cash charges for depreciation and amortization, and an increase in the working capital position of the Company of $8.9 million. The increase in the working capital position is primarily the result of an increase in accounts receivable, an increase in prepaid expenses and other, consisting primarily of agent incentive advances, and a decrease in accounts payable and other accrued expenses.

The $19.4 million in net cash used in investing activities for 2007 consisted primarily of capital expenditures of $14.8 million. In addition, the Company purchased and sold marketable securities totaling $15.6 million and $12.4 million, respectively.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years		3 – 5 Years	More Than 5 Years
Long-Term Debt	$550	$—	$		$550	$—
Operating Lease Obligations	2,629	1,123		1,506	—	—
Purchase Obligations	2,387	2,387		—	—	—

Total	$5,566	$3,510		$1,506	$550	$—

The long-term debt represents the amount due under the loan from the County of Cuyahoga, Ohio, upon maturity. The above purchase obligations relate to firm purchase commitments for properties, tractors, trailers, and shipping container lifts. As of December 31, 2007, the total amount of gross unrecognized tax benefits was $468,000. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities.

Off-Balance Sheet Arrangements

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

In connection with the 2007 acquisition of Glenn, we are required to pay cash consideration to the former owners of Glenn based on a percentage of revenues generated through November 2010.

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

Allowance for Uncollectible Receivables

The allowance for potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. Management continuously monitors these factors to arrive at the estimate of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators. Past due balances over 240 days and over $5,000 are reviewed individually for collectability. All other balances are reviewed on a pooled basis. This analysis requires us to make significant estimates. Changes in the facts and circumstances that these estimates are based upon and changes in the general economic environment could result in a material change to the allowance for uncollectible receivables. These changes include, but are not limited to, deterioration of customers’ financial position, changes in our relationships with our customers, agents and owner-operators and unforeseen issues relating to individual receivables.

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

As of December 31, 2007, we did not have any reserves for workers’ compensation or general liability claims. We do establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition and results of operations.

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

Recently Issued Accounting Pronouncements Not Currently Effective

In December 2007, the Financial Accounting Standards Board, which we refer to as FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS No. 141. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination, measures contingent consideration at the acquisition-date fair value and requires transaction costs to be recognized as expense in the period in which they are incurred. SFAS 141R is effective for the Company January 1, 2009, and will be applicable prospectively for business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51”, or SFAS 160. This Statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements to provide disclosures to clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. SFAS 160 is effective for the Company as of January 1, 2009. The Company believes once adopted, SFAS 160 will not have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, or SFAS 159. This Statement allows the

Company the irrevocable option to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company as of January 1, 2008. The Company believes once adopted, SFAS 159 will not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The Statement is effective for fair value measurements already required or permitted by other standards for the Company’s fiscal year beginning on January 1, 2008. The Statement is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In February 2008, the FASB issued FSP FAS 157-2 which provided a one-year deferral of SFAS 157’s fair-value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company believes once adopted, SFAS 157 will not have a significant impact on the Company’s financial statements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is affected by changes in interest rates. Our unsecured lines of credit with Key Bank and First Tennessee Bank bear interest at a floating rate equal to LIBOR plus 1.05% and 1.65%, respectively. Accordingly, changes in LIBOR would affect the interest rate on and therefore our cost under the lines of credit. We currently do not have an outstanding balance under our lines of credit.

Included in cash and cash equivalents is $5.1 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

Included in marketable securities is $9.5 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. Accordingly, any future interest rate risk on these short-term investments would not be material.

We did not have any interest rate swap agreements as of December 31, 2007.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited the accompanying consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Truckload Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Detroit, Michigan

March 11, 2008

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In thousands, except share data)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$5,416	$5,008
Marketable securities	17,961	15,330
Accounts receivable—net of allowance for doubtful accounts of $3,874 and $3,264, respectively	86,626	82,259
Due from CenTra and affiliates	44	251
Prepaid income taxes	239	—
Prepaid expenses and other	4,768	5,283
Deferred income taxes	3,197	3,437

Total current assets	118,251	111,568

Property and equipment	77,588	67,012
Less accumulated depreciation	(20,439)	(15,726)

Property and equipment—net	57,149	51,286

Goodwill	11,031	10,179
Intangible assets—net of accumulated amortization of $6,165 and $3,625, respectively	17,121	16,684
Other assets	3,636	1,183

Total assets	$207,188	$190,900

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, including related party amounts of $465 and $560, respectively	29,975	30,156
Accrued expenses and other current liabilities	18,468	19,561

Total current liabilities	48,443	49,717

Long-term liabilities:
Long-term debt	910	1,000
Deferred income taxes	5,146	3,958
Other long-term liabilities	1,247	1,772

Total long-term liabilities	7,303	6,730

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 and 16,117,500 shares issued; 16,093,283 and 16,117,500 shares outstanding at December 31, 2007 and December 31, 2006, respectively	16,122	16,118
Paid-in capital	79,914	79,806
Treasury stock, at cost; 29,200 shares at December 31, 2007	(480)	—
Retained earnings	56,012	38,176
Accumulated other comprehensive income (loss)—unrealized holding gain (loss) on available-for-sale securities, net of taxes of $82 and $(220), respectively	(126)	353

Total shareholders’ equity	151,442	134,453

Total liabilities and shareholders’ equity	$207,188	$190,900

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2007, 2006, and 2005

(In thousands, except per share data)

	2007	2006	2005
Operating revenues:
Truckload, including related party amounts of $467, $604 and $940, respectively	$402,082	$375,194	$332,178
Brokerage	171,814	170,576	147,132
Intermodal	106,463	95,857	52,029

Total operating revenues	680,359	641,627	531,339

Operating expenses:
Purchased transportation, including related party amounts of $13,235, $14,574 and $7,209, respectively	520,064	491,840	406,367
Commissions expense	45,081	40,360	34,678
Other operating expense, net, including related party amounts of $376, $768 and $867, respectively	9,429	8,642	6,596
Selling, general, and administrative, including related party amounts of $2,615, $1,826 and $1,430, respectively	48,418	46,137	37,354
Insurance and claims, including related party amounts of $14,436, $12,472 and $10,509, respectively	21,178	15,828	14,334
Depreciation and amortization	8,163	5,730	4,344

Total operating expenses	652,333	608,537	503,673

Income from operations	28,026	33,090	27,666
Non-operating income	622	689	360
Interest income	379	399	396
Interest expense	(57)	(45)	(331)

Income before provision for income taxes	28,970	34,133	28,091
Provision for income taxes	11,134	13,124	10,924

Net income	$17,836	$21,009	$17,167

Earnings per common share:
Basic	$1.11	$1.30	$1.12
Diluted	$1.11	$1.30	$1.12
Average common shares outstanding:
Basic	16,115	16,118	15,372
Diluted	16,122	16,159	15,372

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2007, 2006, and 2005

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Distributions in excess of CenTra’s Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balances—January 1, 2005	$10,023	$—	$—	$—	$(26,848)	$—	$(16,825)
Capital contribution	—	1,835	—	—	—	—	1,835
Proceeds from issuance of common stock, net of offering costs	6,095	77,971	—	—	26,848	—	110,914
Comprehensive income
Net income	—	—	—	17,167	—	—	17,167
Unrealized gain on available for sale investments, net of income taxes of $(57)	—	—	—	—	—	81	81

Total comprehensive income							17,248

Balances—December 31, 2005	$16,118	$79,806	$—	$17,167	$—	$81	$113,172
Comprehensive income
Net income	—	—	—	21,009	—	—	21,009
Unrealized gain on available for sale investments, net of income taxes of $(163)	—	—	—	—	—	272	272

Total comprehensive income							21,281

Balances—December 31, 2006	$16,118	$79,806	$—	$38,176	$—	$353	$134,453
Comprehensive income
Net income	—	—	—	17,836	—	—	17,836
Unrealized loss on available for sale investments, net of income taxes of $302	—	—	—	—	—	(479)	(479)

Total comprehensive income							17,357
Purchases of treasury stock	—	—	(480)	—	—	—	(480)
Exercise of stock options	4	108	—	—	—	—	112

Balances—December 31, 2007	$16,122	$79,914	$(480)	$56,012	$—	$(126)	$151,442

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$17,836	$21,009	$17,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,163	5,730	4,344
Gain on sale of marketable equity securities	(228)	—	—
Loss on disposal of property and equipment	90	88	37
Bad debt expense	1,573	867	1,308
Deferred income taxes	1,730	332	118
Change in assets and liabilities:
Accounts receivable and due from CenTra & affiliates	(5,759)	(10,784)	(13,695)
Prepaid expenses and other	(2,177)	4,955	(517)
Accounts payable and accrued expenses	(1,017)	7,606	3,869
Due to CenTra	—	(1,542)	167

Net cash provided by operating activities	20,211	28,261	12,798

Cash flows from investing activities:
Capital expenditures	(14,774)	(15,530)	(11,626)
Proceeds from the sale of property and equipment	1,333	455	141
Purchases of marketable securities	(15,593)	(26,539)	(40,368)
Proceeds from sale of marketable securities	12,410	31,100	21,050
Payment of earnout obligations related to acquisitions	(1,078)	(1,051)	(789)
Repayment of loans to CenTra	—	—	1,764
Acquisitions of businesses	(1,733)	(18,030)	(1,448)

Net cash used in investing activities	(19,435)	(29,595)	(31,276)

Cash flows from financing activities:
Long-term debt borrowings	—	1,000	—
Repayments of long-term debt	—	—	(6,400)
Net borrowings under lines of credit	—	—	(31,598)
Distributions to CenTra	—	—	(50,000)
Proceeds from issuance of common stock	—	—	113,367
Proceeds from exercise of stock options	112	—	—
Purchases of treasury stock	(480)	—	—
Payment of offering costs	—	—	(2,453)

Net cash (used in) provided by financing activities	(368)	1,000	22,916

Net increase (decrease) in cash	408	(334)	4,438
Cash and cash equivalents—January 1	5,008	5,342	904

Cash and cash equivalents—December 31	$5,416	$5,008	$5,342

Supplemental cash flow information:
Cash paid for interest	$57	$44	$444

Cash paid for income taxes	$9,401	$9,072	$15,183

Fair value of assets acquired, including goodwill	$2,693	$19,014	$1,491
Remaining acquisitions obligations	(508)	(500)	—
Liabilities assumed	(452)	(484)	(43)

Net cash paid	$1,733	$18,030	$1,448

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years ended December 31, 2007, 2006, and 2005

(In thousands)

Non-cash investing and financing transactions (Note 3):

On January 31, 2007, the Company began recording the forgiveness of the loan from the County of Cuyahoga at a rate of $90,000 per annum as a reduction of the loan and as a reduction of the underlying land improvements.

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

December 31, 2007, 2006, and 2005

(1)	Summary of Significant Accounting Policies

(a)	Business

Universal Truckload Services, Inc., referred to herein as UTSI or the Company, through its subsidiaries, operates as an owner operator and agency based truckload motor carrier in the United States and in the Canadian provinces of Ontario and Quebec. Through December 31, 2004, UTSI was a wholly owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of UTSI’s common stock to Matthew T. Moroun and a trust controlled by Manuel J. Moroun, the sole shareholders of CenTra, Inc. CenTra, Inc., its subsidiaries and affiliates are referred to as “CenTra.”

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Am-Can Ltd., or UACL, The Mason & Dixon Lines, Inc., or MADL, Mason Dixon Intermodal, Inc., or MDII, Economy Transport, Inc., or ECON, Louisiana Transportation, Inc., or LTI, Great American Lines, Inc., or GAML, CrossRoad Carriers, Inc., or CRC, and NYP of Michigan, Inc., or NYP. In 2007, the Company completed one acquisition through the UACL operating subsidiary. The accounts of the acquired company are included from the date of acquisition through December 31, 2007 (see Note 2). All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements present the historical financial position, results of operations, and cash flows of the Company and are not necessarily indicative of what the financial position, results of operations, or cash flows would have been had the Company operated as an unaffiliated company during the periods presented.

Certain reclassifications have been made to the December 31, 2006 and 2005 statements of income in order for them to conform to the December 31, 2007 presentation.

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

It is the policy of the Company to record checks issued in excess of funds on deposit as accounts payable for balance sheet presentation, and include the changes in these positions as cash flows from operations in the statements of cash flows. Accounts payable include reclassifications of checks issued in excess of funds on deposit in the amount of $9.6 million and $11.2 million at December 31, 2007 and 2006, respectively. The change in the reclassified amounts of checks issued in excess of funds on deposit of $(1.6) million, $2.9 million and $2.6 million for 2007, 2006, and 2005, respectively, is included in cash flows from operations in the statements of cash flows.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(1)	Summary of Significant Accounting Policies—continued

(e)	Marketable Securities

Marketable securities, all of which are available for sale, consist of common and preferred stocks, variable demand rate notes and auction rate securities. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss). Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in non-operating income. During 2007, the Company received proceeds of approximately $483,000 for the sale of equity securities with a combined cost of approximately $255,000, resulting in a realized gain of approximately $228,000.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type as of December 31, 2007 and 2006 were as follows (in thousands):

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At December 31, 2007
Auction Rate Securities	$4,000	$—	$—	$4,000
Variable Rate Demand Notes	5,540	—	—	5,540
Equity Securities	8,629	658	(866)	8,421

	$18,169	$658	$(866)	$17,961

At December 31, 2006
Auction Rate Securities	$8,950	$—	$—	$8,950
Variable Rate Demand Notes	3,000	—	—	3,000
Equity Securities	2,808	575	(3)	3,380

	$14,758	$575	$(3)	$15,330

Included in equity securities are securities in a loss position. There were no equity securities in a cumulative loss position for a period of 12 months or greater, and as a result, in addition to our intent and ability to hold these shares, these investments are not considered other-than-temporarily impaired.

(f)	Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and the aging of its current outstanding accounts receivable. Past due balances over 240 days and $5,000 are reviewed individually for collectability. Balances are considered past due based on original invoiced terms. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(1)	Summary of Significant Accounting Policies—continued

(g)	Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line basis over estimated useful lives of seven years for trailers and tractors, five years for computers and office equipment, five years for miscellaneous equipment, and the remaining lease term for leasehold improvements. The Company evaluates the salvage value, useful life, and annual depreciation of trailers annually based on the current market environment and its recent experience with disposition values. The amount recorded for depreciation expense was $5,623,000, $3,937,000, and $3,439,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

(h)	Intangible Assets

Intangible assets consist of the cost of customer and agent relationships that have been acquired in business combinations. The gross amount recorded for the agent contracts and customer relationships is $23,286,000 and $20,309,000 at December 31, 2007 and 2006, respectively. The agent contracts and customer relationships are being amortized over periods ranging from seven to fifteen years which represents the expected average life of the customer and agent relationships. As of December 31, 2007, the weighted average amortization period for customer and agent relationships was approximately 9 years. Accumulated amortization is $6,165,000 and $3,625,000 as of December 31, 2007 and 2006, respectively. The amount recorded for amortization expense was $2,540,000, $1,793,000, and $905,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Estimated amortization expense by year is as follows (in thousands):

2008	2,814
2009	2,728
2010	2,711
2011	2,652
2012	2,196
Thereafter	4,020

Total	$17,121

(i)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets”, UTSI is required to test goodwill for impairment annually or more frequently if an impairment indicator exists. During the third quarter of 2007, UTSI completed its goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded the carrying value of the net assets of each reporting unit. Accordingly, no impairment loss was recognized.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(1)	Summary of Significant Accounting Policies—continued
(i)	Goodwill—continued

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are as follows (in thousands):

Balance as of January 1, 2006	$4,076
Business Acquisitions	5,640
Additional Contingent Consideration	463

Balance as of December 31, 2006	10,179
Business Acquisitions	—
Purchase Price Adjustments	(84)
Additional Contingent Consideration	936

Balance as of December 31, 2007	$11,031

(j)	Income Taxes

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

On January 1, 2007, the Company adopted FASB Interpretation No., or FIN, 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”. Upon adoption, the Company recognized the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(1)	Summary of Significant Accounting Policies—continued
(j)	Income Taxes—continued

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

The Company is the primary obligor when rendering its truckload, brokerage and intermodal services and assumes the corresponding credit risk with customers. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when evidence of an arrangement exists, delivery has occurred at the receiver’s location, the revenue and related expenses are fixed or determinable and collectability is reasonably assured. Fuel surcharges of $65,833,000, $60,773,000 and $36,668,000 for the years ended December 31, 2007, 2006, and 2005, respectively, are included in operating revenues and purchased transportation.

(l)	Insurance & Claim Costs

Insurance and claims expense represents premiums paid by the Company and the accruals made for claims within the Company’s self-insured retention amounts. The accruals are primarily related to auto liability, cargo and equipment damage claims. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported claims based on historical experience and for claims expected to exceed the Company’s policy limits. The Company may also make accruals for personal injury and property damage to third parties, and workers’ compensation claims if a claim exceeds UTSI’s insurance coverage. Such accruals are based upon individual cases and estimates of ultimate losses, incurred but not reported losses, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. Since the reported accrual is an estimate, the ultimate liability may be different from the amount recorded. If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period. The Company maintains insurance with licensed insurance carriers.

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

Repairs and maintenance costs are expensed as incurred.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(1)	Summary of Significant Accounting Policies—continued

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

For cash equivalents, marketable securities, accounts receivables, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily redeemable or short-term in nature and the liabilities are short-term in nature. Available for sale investments, consisting of equity securities, variable rate demand notes and auction rate securities, are carried at fair market value as determined by quoted market prices. The carrying amounts for the lines of credit, if any, would approximate fair value because the interest rates are adjusted frequently.

(r)	Share based Payments

The Company accounts for share-based payments under the provisions of SFAS No. 123R, “Share-Based Payment”, which was adopted on January 1, 2006. The Company records compensation expense for stock or stock options granted on or after January 1, 2006. The Company adopted SFAS 123R using the modified version of prospective application, which required the Company to recognize compensation cost on a prospective basis. As of January 1, 2006 the Company did not have any unvested options on and no options were granted in 2007 or 2006. As such, no compensation expense was recorded.

(s)	New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS No. 141. This Statement establishes principles and requirements for

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(1)	Summary of Significant Accounting Policies—continued
(s)	New Accounting Standards—continued

how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination, measures contingent consideration at the acquisition-date fair value and requires transaction costs to be recognized as expense in the period in which they are incurred. SFAS 141R is effective for the Company January 1, 2009, and will be applicable prospectively for business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51”, or SFAS 160. This Statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements to provide disclosures to clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. SFAS 160 is effective for the Company as of January 1, 2009. The Company believes once adopted, SFAS 160 will not have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, or SFAS 159. This Statement allows the Company the irrevocable option to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company as of January 1, 2008. The Company believes once adopted, SFAS 159 will not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The Statement is effective for fair value measurements already required or permitted by other standards for the Company’s fiscal year beginning on January 1, 2008. The Statement is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In February 2008, the FASB issued FSP FAS 157-2 which provided a one-year deferral of SFAS 157’s fair-value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company believes once adopted, SFAS 157 will not have a significant impact on the Company’s financial statements.

In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for public companies with fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(1)	Summary of Significant Accounting Policies—continued
(s)	New Accounting Standards—continued

recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 on January 1, 2007 did not have a significant impact on our financial position, results of operations or cash flows.

(t)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant, and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by a long-lived asset to its carrying value. If the carrying value of the long-lived asset is deemed not to be recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market prices and independent third-party appraisals. Any changes in management’s judgments could result in greater or lesser annual depreciation expense or impairment charges in the future.

(t)	Contingent Consideration

Contingent consideration is evaluated in accordance with Emerging Issues Task Force, or EITF, Issue 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” to determine whether contingent consideration is, in substance, additional purchase price of the acquired enterprise or compensation for services, use of property or profit sharing.

(2)	Acquisitions

In November 2007, the Company acquired certain assets of Glenn National Carriers, Inc., or Glenn, for $2,241,000. Through December 31, 2007, $1,733,000 of the original purchase price was paid in cash. The remaining $508,000 is included in accrued expenses and other current liabilities at December 31, 2007. We are also required to pay additional cash consideration to the former owners of Glenn based on a percentage of revenues generated through November 2010. Additional consideration, up to $452,000, paid to the former owners of Glenn will be treated as an additional cost of acquiring Glenn and will be recorded as a reduction of an earn-out liability. Any additional consideration paid in excess of the recorded earn-out liability at December 31, 2007 will be treated as an additional cost of acquiring Glenn and will be recorded as goodwill. Glenn provides primarily van and brokerage trucking services throughout the United States and operates through a contractor network of independent sales agents and owner-operators. The Company used cash and marketable securities on hand to finance the acquisition. Glenn operates as part of UACL.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(2)	Acquisitions—continued

The pro forma effect of the acquisition has been omitted as the effect is immaterial to UTSI’s results of operations, financial position and cash flows. The allocation of the initial purchase price of the Glenn acquisition based on the assets acquired and liabilities assumed is as follows (in thousands):

Intangible asset	$2,693
Accrued liabilities	(452)

$2,241

The intangible asset acquired represents the acquired company’s customer relationships and is amortized over a period of seven years.

In 2006, UTSI acquired the following five companies for a total cost of $18,530,000:

•

Assure Intermodal, LLC, or Assure, for $2,730,000 on January 3, 2006. The Company acquired certain assets of Assure through an Asset Purchase Agreement. Additionally, UTSI is required to pay cash consideration to the former owners of Assure based on a percentage of revenues generated during the period from January 3, 2006 to January 2, 2009. As of December 31, 2007 and 2006, the total of the additional consideration paid to the former owners of Assure was approximately $299,000 and $157,000, respectively. Additional consideration, up to an additional $128,000, paid to the former owners of Assure will be treated as an additional cost of acquiring Assure and will be recorded as a reduction of an earn-out liability. Any additional consideration paid in excess of the recorded earn-out liability at December 31, 2007 will be treated as an additional cost of acquiring Assure and will be recorded as goodwill. Assure is a regional provider of intermodal services primarily in the Southern United States. The Company used cash and marketable securities on hand to finance the acquisition. Assure operates as part of MDII.

•

Djewels, Inc., or Djewels, for $1,100,000 on February 13, 2006. The Company acquired certain assets of Djewels through an Asset Purchase Agreement. Additionally, UTSI is required to pay cash consideration to the former owner of Djewels based on a percentage of revenues generated during the period from February 13, 2006 to February 12, 2009. As of December 31, 2007 and 2006, the total of the additional consideration paid to the former owners of Djewels was approximately $505,000 and $125,000, respectively. These additional amounts have been recorded as goodwill. Any additional consideration paid to the former owner of Djewels will be treated as an additional cost of acquiring Djewels and will be recorded as goodwill. Djewels is a regional provider of intermodal services primarily in the Western United States. The Company used cash and marketable securities on hand to finance the acquisition. Djewels operates as part of MDII.

•

Noble and Pitts, Inc., or Noble & Pitts, for $9,000,000 on July 10, 2006. The Company acquired certain assets of Noble & Pitts through an Asset Purchase Agreement. Noble and Pitts provides primarily flatbed and brokerage trucking services throughout the United States and operates through a contractor network of independent sales agents and owner-operators. The Company used cash and marketable securities on hand to finance the acquisition. Noble and Pitts operates as part of MADL.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(2)	Acquisitions—continued

•

TriStar Express N.C., Inc., or TriStar, for $3,200,000 on July 31, 2006. The Company acquired certain assets of TriStar through an Asset Purchase Agreement. Additionally, UTSI is required to pay cash consideration to the former owners of TriStar based on a percentage of revenues generated during the period from August 1, 2006 to July 31, 2009. As of December 31, 2007 and 2006, the total of the additional consideration paid to the former owners of TriStar was approximately $216,000 and $69,000, respectively. These additional amounts have been recorded as goodwill. Any additional consideration paid to the former owners will be treated as an additional cost of acquiring TriStar and will be recorded as goodwill. TriStar is a regional provider of intermodal and brokerage services primarily in the Western United States and operates through a contractor network of independent owner-operators. The Company used cash and marketable securities on hand to finance the acquisition. TriStar operates as part of MDII.

•

Mallard Transport, Inc., or Mallard, for $2,500,000 on September 25, 2006. The Company acquired certain assets of Mallard through an Asset Purchase Agreement. Mallard provides primarily flatbed and brokerage trucking services primarily in the Southeastern United States and operates through a contractor network of owner-operators. The Company used cash and marketable securities on hand to finance the acquisition. Mallard operates as part of UACL.

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

The allocation of the initial purchase price of these companies based on the assets acquired and liabilities assumed is as follows (in thousands):

Equipment	$3,779
Intangible assets	8,587
Goodwill (tax deductible)	5,640
Other assets	1,008
Accrued liabilities	(484)

$18,530

The intangible assets acquired represent the acquired companies’ customer relationships and are amortized over a period of seven years.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(2)	Acquisitions—continued

In 2005, UTSI acquired the following three companies for a total cost of $1,448,000, which was paid in cash:

•

Xxtreme Trucking, LLC, or Xxtreme, for $100,000 on January 1, 2005. Additionally, UTSI was required to pay cash consideration to the former owner of Xxtreme based on a percentage of revenues generated during the period from January 1, 2005 to December 31, 2007, up to an aggregate of $650,000. As of December 31, 2007 and 2006, the total of the additional consideration paid to the former owners of Xxtreme was approximately $191,000 and $191,000, respectively. These additional amounts have been recorded as goodwill. Xxtreme is a regional provider of truckload and brokerage services primarily in the Southern United States.

•

Marc Largent, Inc., or Largent, for $873,000 on October 14, 2005. Additionally, UTSI is required to pay cash consideration to the former owner of Largent based on a percentage of revenues generated during the period from October 14, 2005 to October 13, 2008. As of December 31, 2007 and 2006, the total of the additional consideration paid to the former owners of Largent was approximately $43,000 and $37,000, respectively. These additional amounts have been recorded as goodwill. Any additional consideration paid to the former owner of Largent will be treated as an additional cost of acquiring Largent and will be recorded as goodwill. Largent is a regional provider of intermodal services primarily in the Western United States.

•

Diamond Logistics of Houston, Inc., or Diamond, for $475,000 on November 17, 2005. Additionally, UTSI is required to pay cash consideration to the former owners of Diamond based on a percentage of revenues generated during the period from November 17, 2005 to November 16, 2008. As of December 31, 2007 and 2006, the total of the additional consideration paid to the former owners of Diamond was approximately $62,000 and $43,000, respectively. These additional amounts have been recorded as goodwill. Any additional consideration paid to the former owners of Diamond will be treated as an additional cost of acquiring Diamond and will be recorded as goodwill. Diamond is a regional provider of intermodal services primarily in the Southwestern United States.

The pro forma effect of these acquisitions has been omitted as the effect is immaterial to UTSI’s results of operations, financial position and cash flows. The allocation of the initial purchase price of these three companies based on the assets acquired and liabilities assumed is as follows (in thousands):

Intangible asset	$879
Goodwill (tax deductible)	612
Accrued liabilities	(43)

$1,448

(3)	Transactions with CenTra and Affiliates

CenTra historically provided management services to UTSI, including legal, human resources, and tax services. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(3)	Transactions with CenTra and Affiliates—continued

performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the years ended December 31, 2007, 2006 and 2005 are presented in the table which follows. For 2008, the Company has agreed to pay CenTra a management service fee based on actual services rendered to the Company.

In addition to the management services described above, UTSI reimburses CenTra and affiliates for other services. Following is a schedule of services provided and amounts paid to CenTra and affiliates for the years ended December 31 (in thousands):

	2007	2006	2005
Management services	$155	$155	$305
Building and terminal rents (month to month basis)	546	489	245
Maintenance services	376	768	867
Trailer rents	32	32	63
Health insurance	1,914	1,396	1,059

Total	$3,023	$2,840	$2,539

An affiliate of CenTra charged UTSI approximately $14,436,000, $12,472,000 and $10,509,000 in 2007, 2006 and 2005, respectively, for personal liability and property damage insurance.

Operating revenues for the years ended December 31, 2007, 2006, and 2005 include approximately $467,000, $604,000, and $940,000, respectively, of freight services provided to CenTra. Purchased transportation includes $13,203,000, $14,542,000 and $7,146,000, of transportation services provided by CenTra to CrossRoad Carriers for the years ended December 31, 2007, 2006 and 2005, respectively. Related accounts receivable due from CenTra and affiliates were $44,000 and $251,000 as of December 31, 2007 and 2006, respectively. Related accounts payable due to CenTra, included in accounts payable, were $465,000 and $560,000 as of December 31, 2007 and 2006, respectively.

In March 2007, the Company sold its former corporate headquarters located in Warren, MI, to Linc Logistics Company, a related party, for $1.2 million, an amount which approximated the market and carrying value. The sale included the property, building, and all improvements.

In September 2007, the Company purchased 118 used trailers at fair market value from GLS Leasco, Inc., a related party, for $1.0 million in cash. The Company utilized an unrelated third party appraiser to determine fair value in the transaction.

Prior to 2007, the Company provided certain computer services to a subsidiary of CenTra. Amounts charged for such services totaled $214,000 and $179,000 for the years ended December 31, 2006 and 2005, respectively, and are reflected as a reduction of selling, general, and administrative expenses in the statements of income.

In May 2005, the Company exchanged equipment with CenTra whereby UTSI transferred 429 of its older trailers with a net book value of $915,000 to CenTra in exchange for 300 newer trailers owned by CenTra. The Company believes the exchange qualifies as a tax-free exchange under the Internal Revenue Code. UTSI paid CenTra $1,000,000, the difference in fair values of the trailers given and received. UTSI recorded the trailers it received at $4,875,000, CenTra’s net book value. For tax purposes, UTSI recorded the trailers at $1,535,000, UTSI’s tax basis in the trailers given of $535,000

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(3)	Transactions with CenTra and Affiliates—continued

plus the $1,000,000 of consideration paid. A deferred tax liability of $1,125,000 was recorded resulting from the difference in the book and tax bases of the trailers received less the deferred tax liability that existed on the trailers given. Additionally, UTSI recorded a deemed capital contribution equaling $1,835,000, the net book value of trailers received less the net book value of the trailers given, the consideration paid and the deferred tax liability recorded.

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

(4)	Retirement Plans

The Company maintains a 401(k) plan for its employees. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. Effective June 1, 2005, the plan was amended to allow employees of GAML to participate. The plan matches contributions up to $600 for employees who are not considered highly compensated. The expense for the Company match in 2007, 2006, and 2005 was $55,000, $70,000 and $53,000, respectively.

GAML maintained a Simplified Employee Pension Plan, which covers all full-time employees. Eligibility requirements include completion of one year of service and attaining the age of 21. Contributions to the plan were at management’s discretion. No contributions were made under this plan for the years ended December 31, 2007 or 2006. Contributions for the year ended December 31, 2005 were $184,000.

(5)	Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2007	2006	2005
Balance at beginning of year	$3,264	$2,472	$3,439
Bad debt expense	1,573	867	1,308
Uncollectible accounts written off	(963)	(75)	(2,275)

Balance at end of year	$3,874	$3,264	$2,472

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(6)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2007	2006
Trailers	$27,859	$24,743
Tractors	8,584	7,025
Computer equipment and software	2,133	1,724
Office and miscellaneous equipment	5,649	4,648
Land and buildings	29,426	17,627
Construction in process	3,937	11,245

	77,588	67,012
Less accumulated depreciation and amortization	(20,439)	(15,726)

Total	$57,149	$51,286

(7)	Income Taxes

The provision for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2007	2006	2005
Current:
U.S. Federal	$8,135	$10,817	$9,163
State	1,269	1,975	1,643
Deferred:
U.S. Federal	1,497	300	63
State	233	32	55

Total	$11,134	$13,124	$10,924

The Company also recorded income taxes directly to shareholders’ equity relating to unrealized gains on available for sale investments in the amount of $(302,000), $163,000, and $57,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(7)	Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2007		2006
	Current	Long-term	Current	Long-term
Deferred tax assets:
Allowance for doubtful accounts	$956	$—	$700	$—
Accrued expenses	3,680	—	4,168	—

Total	4,636	—	4,868	—

Deferred tax liabilities:
Prepaid expenses	(1,439)	—	(1,431)	—
Property and equipment	—	(5,399)	—	(3,859)
Other assets	—	253	—	(99)

Total	(1,439)	(5,146)	(1,431)	(3,958)

Net deferred tax asset (liability)	$3,197	$(5,146)	$3,437	$(3,958)

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

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2007	2006	2005
Federal statutory rate	35%	35%	35%
State—net of federal benefit	3	3	4

Effective tax rate	38%	38%	39%

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007.

As a result of the adoption, we recognized a $75,000 increase in our accrual for income taxes, and a corresponding increase in our income tax expense. As of December 31, 2007, the total amount of unrecognized tax benefits was $468,000, $304,000 of which would impact the effective tax rate if recognized. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. At December 31, 2007, there are no positions for which it is reasonably possible that the total amounts of

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(7)	Income Taxes—continued

unrecognized tax benefits would significantly increase or decrease within 12 months. The Company recognizes interest related to unrecognized tax benefits in income tax expense and penalties in other operating expenses. As of December 31, 2007, the amount of accrued interest and penalties was $45,000 and $57,000, respectively.

The changes in the Company’s unrecognized tax benefits year ended December 31, 2007 are as follows (in thousands):

Balance as of January 1, 2007	$295
Increase related to prior year tax positions	75
Increase due to positions taken during 2007	98
Decrease due to settlements with taxing authorities	—
Decrease due to lapse of statutes	—

Balance as of December 31, 2007	$468

(8)	Accrued Expenses

Accrued expenses consist of the following items at December 31 (in thousands):

	2007	2006
Taxes, interest, and insurance	$1,107	$965
Cargo claims	1,453	1,625
Auto liability claims	4,450	4,850
Commissions	1,577	1,324
Payroll related items	3,027	3,115
Driver escrow liabilities	4,347	3,834
Other	2,507	3,848

Total	$18,468	19,561

(9)	Debt

Universal Truckload Services, Inc. and KeyBank National Association entered into a loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008. Under the line of credit with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.05% (effective rate of 5.5% at December 31, 2007). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2007, there were no borrowings outstanding under our line of credit and $6,400 of letters of credit issued against the line.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(9)	Debt—continued

Universal Truckload Services, Inc. and First Tennessee Bank National Association entered into a Loan Agreement dated November 28, 2006 for the period November 28, 2006 to May 31, 2008. Under our unsecured line of credit with First Tennessee Bank our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20.0 million at any one time. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 6.9% at December 31, 2007). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a ratio of debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, and tangible net worth is defined as net worth, less (a) the value assigned to intangibles and any other assets properly classified as intangibles, in accordance with generally accepted accounting principles (b) any accumulated earnings attributable to interests in the capital stock and retained earnings of other persons, and (c) deferred assets. In addition, any amounts due to us from CenTra, Inc, its subsidiaries or affiliates, or any affiliate of ours, will be deducted from net worth. The agreement also may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2007 and 2006, there were no borrowings outstanding under our line of credit and $951,500 and $1,036,500 of letters of credit issued against the line, respectively.

On May 1, 2006, UTS Realty, LLC, or Realty, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal of $550,000 is due at maturity. As of December 31, 2007 and 2006, the outstanding balance under the loan was $910,000 and $1,000,000, respectively. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $910,000 standby letter of credit that expires February 14, 2008. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property. The Company believes the fair value of this debt approximates the carrying value based on current rates available for similar issues.

(10)	Operating Leases

The Company leases office space, terminal yards and equipment under non-cancelable operating leases. Total rent expense amounted to approximately $1,821,000, $2,149,000, and $1,284,000 for 2007, 2006 and 2005, respectively. It is expected that in the ordinary course of business that leases will

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(10)	Operating Leases—continued

be renewed or replaced as they expire. Future minimum rental payments under non-cancelable operating leases having initial or remaining terms in excess of one year are as follows (in thousands):

2008	$1,123
2009	960
2010	427
2011	119
2012	—
Thereafter	—

Total	$2,629

(11)	Comprehensive Income

Comprehensive income includes the following for the years ended December 31, 2007, 2006, and 2005 (in thousands).

	2007	2006	2005
Net income	$17,836	$21,009	$17,167
Unrealized holding gains (losses) on available for sale investments, net of income taxes of $302, $(163), and $(57), respectively	(479)	272	81

Comprehensive income	$17,357	$21,281	$17,248

The unrealized holding loss on available-for-sale investments for 2007 represents the mark-to-market adjustment of $781,000 net of related income taxes of $302,000. The unrealized holding gain on available-for-sale investments for 2006 represents the mark-to-market adjustment of $435,000 net of related income taxes of $163,000. The unrealized holding gain on available-for-sale investments for 2005 represents the mark-to-market adjustment of $138,000 net of related income taxes of $57,000.

(12)	Contingencies

There are pending actions arising during the ordinary conduct of business. In the opinion of the Company, the liability, if any, arising from these actions will not have a material effect on the Company’s financial position, results of operations or cash flows.

(13)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(13)	Stock Based Compensation—continued

recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The total intrinsic value of stock options exercised in 2007 was $4,725. The total intrinsic value of all outstanding options as of December 31, 2007 and 2006 was $0 and $312,500, respectively.

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005, as if UTSI had applied the fair value recognition provisions of SFAS No. 123R to options granted under the Company’s stock option plan prior to the adoption of SFAS No. 123R on January 1, 2006 (in thousands, except per share data):

Net income, as reported	$17,167
Less: Total stock based compensation determined using the fair value method, net of income tax	1,753

Pro forma net income	$15,414

Earnings per common share—basic
As reported	$1.12
Pro forma	$1.10
Earnings per common share—diluted
As reported	$1.12
Pro forma	$1.10

The estimated grant date fair value of the stock options granted during the year ended December 31, 2005 was $10.88 per share and was determined using the Black-Scholes option-pricing model. The assumptions used in estimating the grant date fair value are as follows:

Underlying share price	$22.50
Exercise price of the option	$22.50
Expected dividend rate	0.0%
Expected volatility	39.57%
Expected term of the option (in years)	7
Risk-free interest rate	4.02%

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(13)	Stock Based Compensation—continued

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2006	260,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	10,000	$22.50

Balance at December 31, 2006	250,000	$22.50
Granted	—	—
Exercised	4,983	22.50
Expired	—	—
Forfeited	—	—

Balance at December 31, 2007	245,017	$22.50

Exercisable at December 31, 2007	245,017	$22.50

(14)	Initial Public Offering

On February 10, 2005, UTSI completed an initial public offering of 5,300,000 shares of common stock at $20.00 per share. After underwriting discounts and the payment of offering costs, UTSI received net proceeds of $96,127,000. The proceeds from the offering were used to pay a $50,000,000 dividend declared to CenTra and to repay all amounts outstanding under UTSI’s secured lines of credit.

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

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. As of December 31, 2007, there were 6,700 weighted average dilutive stock options included in the denominator for the calculation of diluted earnings per share.

For the year ended December 31, 2007, 245,000 options purchase shares of common stock, were excluded from the calculation of diluted earnings per share because such options were anti-dilutive. For the year ended December 31 2006, there were no options outstanding to purchase shares of common

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(15)	Earnings Per Share—continued

stock excluded from the calculation of diluted earnings per share because of antidilution. For the year ended December 31, 2005, 260,000 options purchase shares of common stock, were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(16)	Quarterly Financial Data (unaudited)

	2007
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$158,876	$178,179	$171,776	$171,528
Operating income	5,097	7,539	8,235	7,155
Income before income taxes	5,291	7,676	8,426	7,577
Provision for income taxes	2,108	2,958	3,295	2,773

Net income	$3,183	$4,718	$5,131	$4,804

Earnings per common share:
Basic	$0.20	$0.29	$0.32	$0.30
Diluted	$0.20	$0.29	$0.32	$0.30
Average common shares outstanding:
Basic	16,118	16,118	16,118	16,104
Diluted	16,140	16,122	16,118	16,104

	2006
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$145,885	$160,006	$171,907	$163,829
Operating income	7,188	8,496	9,153	8,253
Income before income taxes	7,438	8,798	9,401	8,496
Provision for income taxes	2,876	3,402	3,636	3,210

Net income	$4,562	$5,396	$5,765	$5,286

Earnings per common share:
Basic	$0.28	$0.33	$0.36	$0.33
Diluted	$0.28	$0.33	$0.36	$0.33
Average common shares outstanding:
Basic	16,118	16,118	16,118	16,118
Diluted	16,129	16,184	16,182	16,142

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal years 2006 or 2007.

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the SEC filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Universal Truckload Services, Inc. or the Company, is responsible for establishing and maintaining effective internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

The scope of management’s assessment as of December 31, 2007 did not include an assessment of the internal control over financial reporting for Glenn National Carriers, Inc., or the Acquired Company, during 2007, and management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, the Acquired Company’s internal control over financial reporting associated with total assets of $1.2 million and total revenues of $1.2 million included in the consolidated financial statements of Universal Truckload Services, Inc. as of and for the year ended December 31, 2007. For the fiscal year ending December 31, 2008, the scope of management’s assessment on internal control over financial reporting will include the Acquired Company’s operations.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services, Inc:

We have audited Universal Truckload Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Truckload Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Universal Truckload Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Universal Truckload Services, Inc. acquired Glenn National Carriers, Inc. (the Acquired Company) during 2007, and management excluded from its assessment of the effectiveness of Universal Truckload Services, Inc.’s internal control over financial reporting as of December 31, 2007, the Acquired Company’s internal control over financial reporting associated with total assets of $1.2 million and total revenues of $1.2 million included in the consolidated financial statements of Universal Truckload Services, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Universal Truckload Services, Inc. also excluded an evaluation of the internal control over financial reporting of the Acquired Company.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 11, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Detroit, Michigan

March 11, 2008

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item concerning the Directors and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007, and is incorporated herein by reference. The information required by this Item concerning Director Independence, the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is set forth under the captions “Director Compensation,” “Executive Officer Compensation,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity and Related Stockholder Matters” in Part II, Item 5 of this report, and is incorporated by reference herein.

The information required by this Item pursuant to Item 403 of Regulation S-K is set forth under the captions “Security Ownership by Management and Others” and “Equity Compensation Plan Information,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007, and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Transactions With Management and Others” and “Transactions With Management and Others and Certain Business Relationships” and “Compensation Committee Interlocks and Insider Participation,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2007, and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the captions “Report of the Audit Committee” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2007, and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	34
Consolidated Balance Sheets	35
Consolidated Statements of Income	36
Consolidated Statements of Shareholders’ (Deficit) Equity and Comprehensive Income (Loss)	37
Consolidated Statements of Cash Flows	38
Notes to Consolidated Financial Statements	40

(2) Financial Statement Schedules
Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3) Exhibits

Exhibit No.	Description
2.1	Purchase Agreement, dated as of August 12, 2004, between Angelo A. Fonzi and Universal Truckload Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended effective November 1, 2007 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2007 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Form of indemnification agreement entered into by the Registrant with each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.2+	Universal Truckload Services, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

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

10.14	Tax Separation Agreement, dated as of December 31, 2004, between CenTra, Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.15	Transitional Services Agreement, dated as of December 31, 2004, between the Registrant and CenTra, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.16	Fourth Amendment to Loan Agreement, dated as of December 27, 2004, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

Exhibit No.	Description
10.17	Debt Subordination Agreement, dated as of December 27, 2004, by and among CenTra, Inc., Universal Truckload Services, Inc., and First Tennessee Bank National Association (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.18+	Universal Truckload Services, Inc. Incentive Compensation Plan C, Calendar Years 2004 – 2006, as extended for 2007 – 2009, (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2005 (Commission File No. 000-51142))

10.19+	Amendment No. 1, dated September 28, 2005, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2004 (Commission File No. 000-51142))

10.20	Fifth Amendment to Loan Agreement, dated as of August 31, 2005, by and among Universal Truckload Services, Inc., Universal Am-Can, Ltd., The Mason and Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Lines, Inc., Great American Logistics, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.21	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between Universal Am-Can, Ltd. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.22	Fourth Amendment to Security Agreement, dated as of August 31, 2005, by and between The Mason and Dixon Lines, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.20 to the Registrants Quarterly Report filed on November 14, 2005 (Commission File No. 000-51142))

10.23+	Amendment No. 2, dated June 29, 2006, to Consulting Agreement dated August 12, 2004 between Universal Am-Can, Ltd. and Angelo A. Fonzi. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006 (Commission File No. 000-51142))

10.24	Agreement of Purchase and Sale of a furnished office building between the Company and Dürr Systems, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006 (Commission File No. 000-51142))

10.25	Loan Agreement, dated as of November 28, 2006, between Universal Truckload Services, Inc. and First Tennessee Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2006 (Commission File No. 000-51142))

10.26+	Consulting Agreement effective August 1, 2007, between Universal Truckload Services, Inc. and Manuel J. Moroun (Incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 (Commission File No. 000-51142))

10.27+	Director compensation agreement effective August 1, 2007, between Universal Truckload Services, Inc. and Mathew T. Moroun (Incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on August 6, 2007 (Commission File No. 000-51142))

10.28	Loan Agreement, dated as of October 29, 207, between Universal Truckload Services, Inc. and KeyBank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2007 (Commission File No. 000-51142))

Exhibit No.	Description
21.1*	Subsidiaries of Universal Truckload Services, Inc.

23.1*	Consent of KPMG LLP

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

By:	/s/ ROBERT E. SIGLER
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: March 11, 2008

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

Signatures	Title	Date

/s/ DONALD B. COCHRAN Donald B. Cochran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2008

/s/ ROBERT E. SIGLER Robert E. Sigler	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 11, 2008

/s/ MATTHEW T. MOROUN Matthew T. Moroun	Chairman of the Board	March 11, 2008

/s/ MANUEL J. MOROUN Manuel J. Moroun	Director	March 11, 2008

/s/ JOSEPH J. CASAROLL Joseph J. Casaroll	Director	March 11, 2008

/s/ ANGELO A. FONZI Angelo A. Fonzi	Director	March 11, 2008

/s/ DANIEL C. SULLIVAN Daniel C. Sullivan	Director	March 11, 2008

/s/ RICHARD P. URBAN Richard P. Urban	Director	March 11, 2008

/s/ TED B. WAHBY Ted B. Wahby	Director	March 11, 2008