Form 10-Q
period 2008-03-29
Universal Truckload Services, Inc.
filed 2008-05-08
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of April 28, 2008, was 16,088,183.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

March 29, 2008 and December 31, 2007

(In thousands, except share data)

	March 29, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,772	$5,416
Marketable securities	14,536	17,961
Accounts receivable – net of allowance for doubtful accounts of $4,114 and $3,874, respectively	91,959	86,626
Due from CenTra and affiliates	162	44
Prepaid income taxes	388	239
Prepaid expenses and other	8,144	4,768
Deferred income taxes	4,189	3,197

Total current assets	124,150	118,251

Property and equipment	78,899	77,588
Less accumulated depreciation	(21,657)	(20,439)

Property and equipment – net	57,242	57,149

Goodwill	11,696	11,031
Intangible assets – net of accumulated amortization of $6,896 and $6,165, respectively	17,388	17,121
Other assets	3,797	3,636

Total assets	$214,273	$207,188

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,419	$29,975
Accrued expenses and other current liabilities	20,692	18,468

Total current liabilities	53,111	48,443

Long-term liabilities:
Long-term debt	820	910
Deferred income taxes	4,949	5,146
Other long-term liabilities	1,040	1,247

Total long-term liabilities	6,809	7,303

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 16,088,183 and 16,093,283 shares outstanding at March 29, 2008 and December 31, 2007, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury Stock, at cost; 34,300 and 29,200 shares at March 29, 2008 and December 31, 2007, respectively	(565)	(480)
Retained earnings	59,356	56,012
Accumulated other comprehensive income	(474)	(126)

Total shareholders’ equity	154,353	151,442

Total liabilities and shareholders’ equity	$214,273	$207,188

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

Thirteen Weeks ended March 29, 2008 and March 31, 2007

(In thousands, except per share data)

	2008	2007
Operating revenues:
Truckload	$99,244	$93,068
Brokerage	44,093	40,989
Intermodal	26,798	24,820

Total operating revenues	170,135	158,877

Operating expenses:
Purchased transportation	131,600	121,648
Commissions expense	10,566	10,599
Other operating expense, net	2,290	2,560
Selling, general, and administrative	12,691	12,193
Insurance and claims	5,545	4,872
Depreciation and amortization	2,232	1,907

Total operating expenses	164,924	153,779

Income from operations	5,211	5,098
Non-operating income	233	135
Interest income	41	73
Interest expense	(21)	(14)

Income before provision for income taxes	5,464	5,292
Provision for income taxes	2,120	2,108

Net income	$3,344	$3,184

Earnings per common share:
Basic	$0.21	$0.20
Diluted	$0.21	$0.20
Average common shares outstanding:
Basic	16,088	16,118
Diluted	16,088	16,140

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirteen Weeks ended March 29, 2008 and March 31, 2007

(In thousands)

	2008	2007
Cash flows from operating activities:
Net income	$3,344	$3,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,232	1,907
Gains on disposal of property and equipment	(56)	(41)
Gains on disposal of marketable securities	—	(19)
Bad debt expense	349	336
Deferred income taxes	(970)	471
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	(5,800)	(6,263)
Prepaid expenses and other	(3,686)	(8,717)
Accounts payable and accrued expenses	5,035	4,927

Net cash provided by (used in) operating activities	448	(4,215)

Cash flows from investing activities:
Capital expenditures	(1,562)	(11,959)
Proceeds from the sale of property and equipment	148	1,199
Purchases of marketable securities	(11,383)	(870)
Proceeds from sale of marketable securities	14,240	12,061
Payment of earnout obligations related to acquisitions	(173)	(246)
Acquisition of businesses	(2,277)	—

Net cash (used in) provided by investing activities	(1,007)	185

Cash flows from financing activities:
Purchases of treasury stock	(85)	—

Net cash used in financing activities	(85)	—

Net decrease in cash and cash equivalents	(644)	(4,030)
Cash and cash equivalents – beginning of period	5,416	5,008

Cash and cash equivalents – end of period	$4,772	$978

Supplemental cash flow information:
Cash paid for interest	$21	$14

Cash paid for income taxes	$3,203	$3,468

Fair value of assets acquired, including goodwill	$1,777	$—
Payment of acquisition obligations	500	—
Remaining acquisition obligations	—	—
Liabilities assumed	—	—

Acquisition of businesses	$2,277	$—

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying consolidated financial statements of Universal Truckload Services, Inc. and its wholly owned subsidiaries, or the Company or UTSI, have been prepared by UTSI, without audit by an independent registered public accounting firm. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007 in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

The Company’s fiscal year ends on December 31. The Company’s fiscal year consists of four quarters, each with thirteen weeks.

Certain reclassifications have been made to the prior financial statements in order for them to conform to the March 29, 2008 presentation.

(2)	Transactions with CenTra and Affiliates

UTSI’s former parent, CenTra, Inc., or CenTra, has historically provided management services to UTSI, including legal and human resources. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. Beginning in 2008, the Company has agreed to pay CenTra management service fees based on actual services rendered to the Company. The amounts charged to UTSI for the thirteen weeks ended March 29, 2008 and March 31, 2007 are presented in the table below.

In addition to the management services described above, UTSI purchases other services from CenTra. Following is a schedule of services provided and amounts paid to CenTra (in thousands):

	Thirteen weeks ended
	March 29, 2008	March 31, 2007
Management services	$79	$39
Building and terminal rents (month to month basis)	206	136
Maintenance services	—	246
Trailer rents	9	9
Health insurance	513	515

Total	$807	$945

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Transactions with CenTra and Affiliates – continued

An affiliate of CenTra charged UTSI approximately $3,577,000 and $4,010,000 for personal liability and property damage insurance for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively.

Operating revenues for the thirteen weeks ended March 29, 2008 and March 31, 2007 include approximately $135,000 and $84,000, respectively, of freight services provided to CenTra. Related accounts receivable due from CenTra and affiliates were $162,000 and $44,000 as of March 31, 2007 and December 31, 2007, respectively. During the thirteen weeks ended March 29, 2008 and March 31, 2007, UTSI paid CenTra $1,727,000 and $4,314,000, respectively, for transportation services provided to UTSI.

(3)	Debt

Universal Truckload Services, Inc. and KeyBank National Association entered into a loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008. Under the line of credit with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 3.5% at March 29, 2008). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The Company did not have any amounts outstanding under its line of credit at March 29, 2008 or December 31, 2007, and there were $836,400 and $6,400 letters of credit issued against the line, respectively.

Universal Truckload Services, Inc. and First Tennessee Bank National Association entered into a Loan Agreement dated November 28, 2006 for the period November 28, 2006 to May 31, 2008. On March 31, 2008, the Company closed the line of credit with First Tennessee Bank because the Company has completed its transition of banking activities to KeyBank. Under the unsecured line of credit with First Tennessee Bank the maximum permitted borrowings and letters of credit in the aggregate may not exceed $20.0 million at any one time. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 4.7% at March 29, 2008). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a ratio of debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, net worth is defined as the difference between our total assets and total liabilities, and tangible net worth is defined as net worth, less (a) the value assigned to intangibles and any other assets properly classified as intangibles, in accordance with generally accepted accounting principles (b) any accumulated earnings attributable to interests in the capital stock and retained earnings of other persons, and (c) deferred assets. In addition, any amounts due to us from CenTra, Inc, its subsidiaries or affiliates, or any affiliate of ours, will be deducted from net worth. The agreement also may, in certain circumstances, limit our ability and the ability of our subsidiaries to sell or dispose of assets, incur additional debt, pay dividends or distributions or redeem common stock. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of March 29, 2008 and December 31, 2007, there were no borrowings outstanding under our line of credit and $6,500 and $1,036,500 of letters of credit issued against the line, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)	Debt – continued

On May 1, 2006, UTS Realty, LLC, or Realty, received a $1,000,000 loan from the County of Cuyahoga, Ohio, which we will refer to as the County for this section, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal of $550,000 is due at maturity. As of March 29, 2008 and December 31, 2007, the outstanding balance under the loan was $820,000 and $910,000, respectively. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $820,000 standby letter of credit that expires January 15, 2009. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property. The Company believes the fair value of this debt approximates the carrying value based on current rates available for similar issues.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen weeks ended
	March 29, 2008	March 31, 2007
Weighted average number of common shares	16,088	16,118
Incremental shares from assumed exercise of stock options	—	22

Weighted average number of common shares and common share equivalents	16,088	16,140

For the thirteen weeks ended March 29, 2008, 195,000 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan (“the Plan”), which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of March 29, 2008 and March 31, 2007 was $0 and $428,000, respectively.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2008	245,017	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	50,017	—

Balance at March 29, 2008	195,000	$22.50

Exercisable	195,000	$22.50

(6)	Acquisitions

On January 14, 2008, the Company acquired certain assets of Trimodal, Inc., or Trimodal, for $1,777,000 through an Asset Purchase Agreement. Trimodal is a regional provider of intermodal services in the Midwestern United States. Trimodal operates as part of Mason Dixon Intermodal, Inc.

The pro forma effect of this acquisition has been omitted, as the effect is immaterial to the Company’s results of operations, financial position and cash flows. The preliminary allocation of the purchase price of this company is as follows (in thousands):

Equipment	$228
Intangible assets	998
Goodwill	551

$1,777

The intangible assets acquired represent the acquired company’s customer relationships and are amortized over a period of seven years.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands).

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
Net income	$3,344	$3,184
Unrealized holding (losses ) gains on available for sale investments, net of income tax	(348)	16

Comprehensive income	$2,996	$3,200

(8)	Contingencies

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations, or cash flows. The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FASB Staff Position FAS 157-2 delayed the effective date for all non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis until January 1, 2009.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. generally accepted accounting principles.

The following table summarizes the Company’s assets measured at fair value on a recurring basis (in thousands):

	March 29, 2008
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash Equivalents	$4,060	$—	$—	$4,060
Available-for-sale securities	12,536	2,000	—	14,536

Total Assets	$16,596	$2,000	$—	$18,596

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Subsequent Events

On March 31, 2008, the Loan Agreement, or the Agreement, between the Company and First Tennessee Bank National Association dated November 28, 2006 for the period November 28, 2006 to May 31, 2008 was terminated, without penalty. There were no amounts due under the Agreement and both parties have mutually agreed to its cancellation. The Agreement was terminated because the Company has completed its transition of banking activities to KeyBank.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2007, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen weeks ended March 29, 2008, approximately 86.2% of our total operating expenses were variable in nature and our capital expenditures were $1.6 million.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended March 29, 2008 and March 31, 2007, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
Operating revenues	100%	100%
Operating expenses:
Purchased transportation	77.4	76.6
Commissions expense	6.2	6.7
Other operating expenses	1.3	1.6
Selling, general and administrative	7.5	7.7
Insurance and claims	3.3	3.1
Depreciation and amortization	1.3	1.2

Total operating expenses	96.9	96.8

Operating income	3.1	3.2
Interest income (expense), net	0.1	0.1

Income before provision for income taxes	3.2	3.3
Provision for income taxes	1.2	1.3

Net income	2.0%	2.0%

Thirteen Weeks Ended March 29, 2008 Compared to Thirteen Weeks ended March 31, 2007

Operating revenues. Operating revenues for the thirteen weeks ended March 29, 2008 increased by $11.3 million, or 7.1%, to $170.1 million from $158.9 million for the thirteen weeks ended March 31, 2007. Approximately $6.2 million of the increase in operating revenues is attributable to acquisitions made in the fourth quarter of 2007 and first quarter of 2008. The increase in operating revenues relating to these acquisitions consisted of a $4.5 million increase in truckload operations, a $0.5 million increase in brokerage operations, and a $1.2 million increase in intermodal operations. For the thirteen weeks ended March 29, 2008, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.20 from $2.06 for the thirteen weeks ended March 31, 2007. Excluding the effects of acquisitions made in the fourth quarter of 2007, revenue from our truckload operations increased by $1.6 million, or 1.8%, to $94.7 million for the thirteen weeks ended March 29, 2008 from $93.1 million for the thirteen weeks ended March 31, 2007. Excluding the effects of acquisitions made in the fourth quarter of 2007 and first quarter of 2008, revenue from our brokerage operations increased by $2.6 million, or 6.3%, to $43.6 million for the thirteen weeks ended March 29, 2008 compared to $41.0 million for the thirteen weeks ended March 31, 2007. Excluding the effects of acquisitions made in the first quarter of 2008, revenue from our intermodal support services increased by $0.8 million, or 3.2%, to $25.6 million for the thirteen weeks ended March 29, 2008 from $24.8 million for the thirteen weeks ended March 31, 2007.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended March 29, 2008 increased by $10.0 million, or 8.2%, to $131.6 million from $121.6 million for the thirteen weeks ended March 31, 2007. As a percentage of operating revenues, purchased transportation expense increased to 77.4% for the thirteen weeks ended March 29, 2008 from 76.6% for the thirteen weeks ended March 31, 2007. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirteen weeks ended March 29, 2008 were $19.3 million compared to $13.8 million for the thirteen weeks ended March 31, 2007.

Commissions expense. Commissions expense for the thirteen weeks ended March 29, 2008 decreased by $34 thousand, or 0.3%, to $10.6 million from $10.6 million for the thirteen weeks ended March 31, 2007.

As a percentage of operating revenues, commissions expense decreased to 6.2% for the thirteen weeks ended March 29, 2008 compared to 6.7% for thirteen weeks ended March 31, 2007. As a percentage of revenues, commissions expense decreased primarily due to $5.5 million of the increase in operating revenues being attributable to an increase in fuel surcharges, which are passed on through to our owner operators and as such no commission is paid. Additionally, there were lower commissions paid on the revenues attributable to the companies acquired in the fourth quarter of 2007 and first quarter of 2008.

Other operating expense. Other operating expense for the thirteen weeks ended March 29, 2008 decreased by $0.3 million, or 10.5%, to $2.3 million from $2.6 million for the thirteen weeks ended March 31, 2007. As a percentage of operating revenues, other operating expense decreased to 1.3% for the thirteen weeks ended March 29, 2008 from 1.6% for the thirteen weeks ended March 31, 2007. The decrease was primarily due to a decrease in repairs and maintenance cost.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended March 29, 2008 increased by $0.5 million, or 4.1%, to $12.7 million from $12.2 million for the thirteen weeks ended March 31, 2007. As a percentage of operating revenues, selling, general and administrative expense decreased to 7.5% for the thirteen weeks ended March 29, 2008 from 7.7% for the thirteen weeks ended March 31, 2007. The absolute increase in selling, general and administrative expense was primarily the result of an increase of $275 thousand in legal and professional fees primarily due to a settlement in excess of our estimate and an increase of $175 thousand in building rents primarily due to rental costs related to the first quarter 2008 acquisition and various other rental increases.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended March 29, 2008 increased by $0.6 million, or 13.8%, to $5.5 million from $4.9 million for the thirteen weeks ended March 31, 2007. As a percentage of operating revenues, insurance and claims expense increased to 3.3% for the thirteen weeks ended March 29, 2008 from 3.1% for the thirteen weeks ended March 31, 2007. The absolute increase is the result of a $0.3 million increase in auto liability insurance premiums and claims expense and a $0.3 million increase in cargo claims expense in thirteen weeks ended March 29, 2008 compared to the thirteen weeks ended March 31, 2007.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended March 29, 2008 increased by $0.3 million, or 17.0%, to $2.2 million from $1.9 million for the thirteen weeks ended March 31, 2007. Depreciation for the thirteen weeks ended March 29, 2008 increased by $175 thousand, or 13.2%, to $1.5 million from $1.3 million for the thirteen weeks ended March 31, 2007. Amortization for the thirteen weeks ended March 29, 2008 increased by $150 thousand, or 26%, to $731 thousand from $581 thousand for the thirteen weeks ended March 31, 2007. As a percent of operating revenues, depreciation and amortization increased slightly to 1.3% for the thirteen weeks ended March 29, 2008 from 1.2% for the thirteen weeks ended March 31, 2007. The absolute increases are primarily the results of a $150 thousand increase in amortization expense relating to acquisitions made in the fourth quarter of 2007 and first quarter of 2008 and additional depreciation on $14.8 million of capital expenditures made throughout 2007.

Non-operating income. Non operating income for the thirteen weeks ended March 29, 2008 was $233 thousand compared to $135 thousand for the thirteen weeks ended March 31, 2007. The increase of $98 thousand or 72.6% was primarily the result of increased dividends on available-for-sale investments.

Interest income, net. Net interest income for the thirteen weeks ended March 29, 2008 was $20 thousand compared to net interest income of $59 thousand for the thirteen weeks ended March 31, 2007. The decrease in net interest income of $39 thousand or 66.1% is the result of lower average invested balances.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended March 29, 2008 increased by $12 thousand, or 0.6%, to $2.1 million from $2.1 million for the thirteen weeks ended March 31, 2007. For the thirteen weeks ended March 29, 2008 and March 31, 2007, we had an effective income tax rate of 38.8% and 39.8%, respectively, based upon our income before provision for income taxes. We do not expect any material change to our effective income tax rate in future periods.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations and our revolving unsecured line of credit with KeyBank.

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

During the thirteen weeks ended March 29, 2008, we made capital expenditures totaling $1.6 million. These expenditures primarily consisted of land and land improvements, building improvements, and tractors and trailers.

Through the end of 2008, exclusive of acquisitions, we expect to incur capital expenditures of $5.0 million to $5.5 million relating to real property acquisitions, renovations and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $4.4 million to $5.3 million for tractors, trailers and other equipment.

Additionally, in the 2nd quarter of 2008, we expect to pay insurance premiums and claims of approximately $8.1 million. The Company expects to use cash and marketable securities on hand, as well as funds generated from second quarter operations, to fund these payments.

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

Unsecured Lines of Credit

Universal Truckload Services, Inc. and KeyBank National Association entered into a loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008. Under the line of credit with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 3.5% at March 29, 2008). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The Company did not have any amounts outstanding under its line of credit at March 29, 2008 or December 31, 2007, and there were $836,400 and $6,400 letters of credit issued against the line, respectively.

On March 31, 2008, the Company closed the line of credit with First Tennessee Bank because the Company has completed its transition of banking activities to Key Bank.

Discussion of Cash Flows

At March 29, 2008, we had cash and cash equivalents of $4.8 million compared to $5.4 million at December 31, 2007. The decrease in cash and cash equivalents of $0.6 million for the thirteen weeks ended March 29, 2008 resulted from $1.0 million in cash used in investing activities, offset by $0.4 million in cash generated from operations.

The $0.4 million in cash provided by operations was generated from $3.3 million of net income, $2.2 million of non-cash charges for depreciation and amortization, and an increase in the working capital position of the Company of $4.5 million. The increase in the working capital position is primarily the result of an increase in accounts receivable, an increase in prepaid expenses and other, consisting primarily of prepaid auto liability premiums, offset by an increase in accounts payable and other accrued expenses consisting primarily of increases in trade payables and an increase in our auto liability and cargo claims accruals.

The $1.0 million in net cash used in investing activities for the thirteen weeks ended March 29, 2008 consisted primarily of capital expenditures of $1.6 million and $2.3 million for the acquisition of businesses. In addition, the Company purchased and sold marketable securities totaling $11.4 million and $14.2 million, respectively.

Off Balance Sheet Arrangements

In connection with the 2005 acquisition of Diamond Logistics of Houston, Inc., or Diamond, we are required to pay cash consideration to the former owners of Diamond based on a percentage of revenues generated through November 2008.

In connection with the 2006 acquisition of Assure Intermodal, LLC, or Assure, we are required to pay cash consideration to the former owners of Assure based on a percentage of revenues generated through January 2009.

In connection with the 2006 acquisition of Djewels, Inc., or Djewels, we are required to pay cash consideration to the former owner of Djewels based on a percentage of revenues generated through February 2009.

In connection with the 2006 acquisition of TriStar Express N.C., Inc., or TriStar, we are required to pay cash consideration to the former owners of TriStar based on a percentage of revenues generated through July 2009.

In connection with the 2007 acquisition of Glenn National Carriers, Inc., or Glenn, we are required to pay cash consideration to the former owners of Glenn based on a percentage of revenues generated through November 2010.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2007. There have been no changes in the accounting policies followed by us during the thirteen weeks ended March 29, 2008.

Effect of Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for us on January 1, 2008. The adoption of SFAS 159 did not have an impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was effective for us on January 1, 2008. The adoption of SFAS 157 did not have an impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS No. 141. For information on this Statement, see Part I, Item 1, Note (9) to the Notes to Unaudited Consolidated Financial Statements in this report.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51”, or SFAS 160. For information on this Statement, see Part I, Item 1, Note (9) to the Notes to Unaudited Consolidated Financial Statements in this report.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the second, third and fourth quarters.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is affected by changes in interest rates. Our unsecured line of credit bears interest at a floating rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05%. Accordingly, changes in the Prime Rate or LIBOR would affect the interest rate on and therefore our cost under the line of credit. We currently do not have a balance outstanding under the line of credit.

Included in cash and cash equivalents is $4.1 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

We did not have any interest rate swap agreements as of March 29, 2008.

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

Short Term Investments

The Company from time to time invests cash in excess of its current needs in marketable securities. As of March 29, 2008 the value of equity securities held as short term investments was $12.5 million. The value of these securities fluctuates with market conditions. A sudden drop in market prices or other unstable market conditions could cause a loss in the value of the Company’s short term investments.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2008, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 29, 2008 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Information with respect to legal proceedings and other exposures appears in Part I, Item 1, Note (8) of the “Notes to Unaudited Consolidated Financial Statements,” and in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.

ITEM 1A:	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its Common Stock during the period from January 1, 2008 to March 29, 2008, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
December 31, 2007				770,800
Jan. 1, 2008 – Jan. 26, 2008	5,100	$16.50	34,300	765,700
Jan. 27, 2008 – Feb. 23, 2008	—	—	—	765,700
Feb. 24, 2008 – Mar. 29, 2008	—	—	—	765,700

Total	5,100	$16.50	34,300	765,700

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended effective November 1, 2007 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2007 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: May 8, 2008	By:	/s/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: May 8, 2008	By:	/s/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer