Form 10-Q
period 2008-06-28
Universal Truckload Services, Inc.
filed 2008-08-07
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of July 28, 2008, was 16,088,183.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

June 28, 2008 and December 31, 2007

(In thousands, except share data)

	June 28, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,532	$5,416
Marketable securities	13,621	17,961
Accounts receivable – net of allowance for doubtful accounts of $4,240 and $3,874, respectively	99,835	86,626
Due from CenTra and affiliates	72	44
Prepaid income taxes	—	239
Prepaid expenses and other	7,087	4,768
Deferred income taxes	3,698	3,197

Total current assets	126,845	118,251

Property and equipment	82,172	77,588
Less accumulated depreciation	(22,888)	(20,439)

Property and equipment – net	59,284	57,149

Goodwill	11,783	11,031
Intangible assets – net of accumulated amortization of $7,670 and $6,165, respectively	18,272	17,121
Other assets	3,854	3,636

Total assets	$220,038	$207,188

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$36,677	$29,975
Income taxes payable	183	—
Accrued expenses and other current liabilities	17,709	18,468

Total current liabilities	54,569	48,443
Long-term liabilities:
Long-term debt	820	910
Deferred income taxes	5,151	5,146
Other long-term liabilities	1,260	1,247

Total long-term liabilities	7,231	7,303

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 16,088,183 and 16,093,283 shares outstanding at June 28, 2008 and December 31, 2007, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury Stock, at cost; 34,300 and 29,200 shares at June 28, 2008 and December 31, 2007, respectively	(565)	(480)
Retained earnings	62,859	56,012
Accumulated other comprehensive loss	(92)	(126)

Total shareholders’ equity	158,238	151,442

Total liabilities and shareholders’ equity	$220,038	$207,188

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

June 28, 2008 and June 30, 2007

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	2008	2007	2008	2007
Operating revenues:
Truckload	$118,991	$107,449	$218,235	$200,516
Brokerage	49,830	43,080	93,923	84,069
Intermodal	30,599	27,650	57,397	52,471

Total operating revenues	199,420	178,179	369,555	337,056

Operating expenses:
Purchased transportation	155,777	136,125	287,377	257,774
Commissions expense	12,177	11,475	22,743	22,074
Other operating expense, net	2,587	2,803	4,877	5,363
Selling, general, and administrative	12,841	12,281	25,532	24,474
Insurance and claims	5,918	5,924	11,463	10,796
Depreciation and amortization	2,359	2,031	4,591	3,938

Total operating expenses	191,659	170,639	356,583	324,419

Income from operations	7,761	7,540	12,972	12,637

Interest income	25	93	66	167

Interest expense	(26)	(12)	(47)	(26)

Other non-operating income (expense)	(2,014)	55	(1,781)	190

Income before provision for income taxes	5,746	7,676	11,210	12,968
Provision for income taxes	2,243	2,958	4,363	5,066

Net income	$3,503	$4,718	$6,847	$7,902

Earnings per common share:
Basic	$0.22	$0.29	$0.43	$0.49
Diluted	$0.22	$0.29	$0.43	$0.49

Average common shares outstanding:
Basic	16,088	16,118	16,088	16,118
Diluted	16,088	16,122	16,088	16,131

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Twenty-six Weeks ended June 28, 2008 and June 30, 2007

(In thousands)

	2008	2007
Cash flows from operating activities:
Net income	$6,847	$7,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,591	3,938
Other-than-temporary impairment of marketable securities	2,222	—
Gains on disposal of property and equipment	(144)	(56)
Gains on disposal of marketable securities	—	(19)
Bad debt expense	676	773
Deferred income taxes	(520)	(167)
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	(13,913)	(7,610)
Prepaid expenses and other	(2,298)	(4,367)
Accounts payable and accrued expenses	6,152	6,588

Net cash provided by operating activities	3,613	6,982

Cash flows from investing activities:
Capital expenditures	(4,294)	(12,476)
Proceeds from the sale of property and equipment	336	1,242
Purchases of marketable securities	(12,063)	(5,785)
Proceeds from sale of marketable securities	14,240	12,061
Payment of earnout obligations related to acquisitions	(378)	(719)
Acquisition of businesses	(4,253)	—

Net cash used in investing activities	(6,412)	(5,677)

Cash flows from financing activities:
Purchases of treasury stock	(85)	—

Net cash used in financing activities	(85)	—

Net increase (decrease) in cash and cash equivalents	(2,884)	1,305
Cash and cash equivalents – beginning of period	5,416	5,008

Cash and cash equivalents – end of period	$2,532	$6,313

Supplemental cash flow information:
Cash paid for interest	$47	$26

Cash paid for income taxes	$4,555	$3,795

Fair value of assets acquired, including goodwill	$4,433	$—
Payment of acquisition obligations	500
Remaining acquisition obligations	(680)	—
Liabilities assumed	—	—

Acquisition of businesses	$4,253	$—

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

The Company’s fiscal year ends on December 31. The Company’s fiscal year consists of four quarters, each with thirteen weeks.

Certain reclassifications have been made to the prior financial statements in order for them to conform to the June 28, 2008 presentation.

(2)	Transactions with CenTra and Affiliates

Historically, UTSI’s former parent, CenTra, Inc., or CenTra, provided management services to UTSI, including legal and human resources. The cost of these services was based on the estimated utilization of specific services and an annual allocation charge was agreed upon at the beginning of each fiscal year. Management believed the allocation methods were reasonable. However, the costs of these services charged to UTSI were not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. Beginning in 2008, the Company has agreed to pay CenTra management service fees based on the actual use of services rendered to the Company. The amounts charged to UTSI for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007 are presented in the table below.

In addition to the management services described above, UTSI purchases other services from CenTra. Following is a schedule of services provided and amounts paid to CenTra (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Management services	$78	$39	$157	$78
Building & terminal rents (month to month basis)	226	129	432	265
Maintenance services	—	117	—	363
Trailer rents	7	11	16	20
Health insurance	488	485	1,001	1,000

Total	$799	$781	$1,606	$1,726

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Transactions with CenTra and Affiliates - continued

An affiliate of CenTra charged UTSI $4,121,000 and $3,222,000 for personal liability and property damage insurance for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. Charges for the twenty-six weeks ended June 28, 2008 and June 30, 2007 were $7,698,000 and $7,232,000, respectively.

Operating revenues for the thirteen weeks ended June 28, 2008 and June 30, 2007 include approximately $3,000 and $131,000, respectively, of freight services provided to CenTra. Operating revenues for the twenty-six weeks ended June 28, 2008 and June 30, 2007 include approximately $138,000 and $215,000, respectively, of freight services provided to CenTra. Related accounts receivable due from CenTra and affiliates were $72,000 and $44,000 as of June 28, 2008 and December 31, 2007, respectively.

Purchased transportation for the thirteen weeks ended June 28, 2008 and June 30, 2007 includes $1,786,000 and $4,088,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Purchased transportation for the twenty-six weeks ended June 28, 2008 and June 30, 2007 includes $3,513,000 and $8,402,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Related accounts payable of $213,000 and $465,000 at June 28, 2008 and December 31, 2007, respectively, are included in accounts payable in the accompanying balance sheet.

(3)	Debt

Universal Truckload Services, Inc. and KeyBank National Association entered into a loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008. Under the line of credit with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 3.25% at June 28, 2008). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The Company did not have any amounts outstanding under its line of credit at June 28, 2008 or December 31, 2007, and there were $839,000 and $6,400 letters of credit issued against the line, respectively.

On May 1, 2006, UTS Realty, LLC, or Realty, received a $1,000,000 loan from the County of Cuyahoga, Ohio, which we will refer to as the County for this section, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal of $550,000 is due at maturity. As of June 28, 2008 and December 31, 2007, the outstanding balance under the loan was $820,000 and $910,000, respectively. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $820,000 standby letter of credit that expires January 15, 2009. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Weighted average number of common shares	16,118	16,118	16,118	16,118
Incremental shares from assumed exercise of stock options	—	4	—	13

Weighted average number of common shares and common share equivalents	16,118	16,122	16,118	16,131

For the thirteen and twenty-six weeks ended June 28, 2008, 190,000 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(5)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of June 28, 2008 and June 30, 2007 was $0.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Stock Based Compensation - continued

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2008	245,017	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	55,017	$22.50

Balance at June 28, 2008	190,000	$22.50

Exercisable	190,000	$22.50

(6)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$3,503	$4,718	$6,847	$7,902

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale investments arising during the period, net of income tax	(973)	44	(1,321)	60
Reclassification adjustment for losses on available for sale investments reclassified into income, net of tax	1,355	—	1,355	—

Net gain recognized in other comprehensive income	382	44	34	60

Total Comprehensive income	$3,885	$4,762	$6,881	$7,962

Accumulated other comprehensive loss at June 28, 2008 of $92,000 represents the unrealized holding losses on available for sale investments of $149,000, net of related income tax benefits of $57,000. At June 28, 2008, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments was $877,000 and $1,026,000, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Acquisitions

In 2008, UTSI acquired the following companies for a total cost of $3,753,000.

•

On January 14, 2008, the Company acquired certain assets of Trimodal, Inc., or Trimodal, for $1,777,000 through an Asset Purchase Agreement. Trimodal is a regional provider of intermodal services in the Midwestern United States. The Company used cash and marketable securities on hand to finance the acquisition. Trimodal operates as part of Mason Dixon Intermodal, Inc.

•

On June 13, 2008, the Company acquired certain assets of Overnite Express, Inc., or Overnite, for $1,976,000 through an Asset Purchase Agreement. Additionally, the Company is required to pay cash consideration to the former owners of Overnite based on a percentage of revenues generated during the period from July 1, 2008 to June 30, 2010. Overnite is a regional provider of van trucking services in the Midwestern United States. Overnite operates as part of Universal Am-Can, Ltd.

The pro forma effect of these acquisitions has been omitted, as the effect is immaterial to the Company’s results of operations, financial position and cash flows. The preliminary allocation of the purchase price of these companies is as follows (in thousands):

Equipment	$1,226
Intangible assets	2,656
Goodwill (tax deductible)	551
Accrued Liabilities	(680)

$3,753

The intangible assets acquired represent the acquired company’s customer relationships and are amortized over a period of seven years.

(8)	Fair Value Measurements

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Fair Value Measurements - continued

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

The following table summarizes the Company’s assets measured at fair value on a recurring basis (in thousands):

	June 28, 2008
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash Equivalents	$2,187	$—	$—	$2,187
Available-for-sale securities	11,621	2,000	—	13,621

Total Assets	$13,808	$2,000	$—	$15,808

The valuation techniques used to measure fair value for the items in the table above are as follows:

•	Cash Equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Available-for-sale securities – Included within this asset category are both equity and debt securities. Equity securities consisting of stocks which are actively traded on public exchanges are listed as Level 1 assets. Fair value was measured based on quoted prices for identical securities in active markets. Debt securities, classified as Level 2 assets, consist of auction rate securities. Fair value was determined using dealer quoted prices for similar assets.

(9)	Marketable Securities

Marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income and are included in non-operating income (expense).

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Marketable Securities - continued

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type as of June 28, 2008 is as follows (in thousands):

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
Auction Rate Securities	$2,000	$—	$—	$2,000
Equity Securities	11,770	877	(1,026)	11,621

	$13,770	$877	$(1,026)	$13,621

Included in equity securities at June 28, 2008 are $5.4 million of securities with a cumulative loss position of $1.0 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuer, and our intent and ability to hold these securities.

There were no equity securities in a cumulative loss position for a period of 12 months or greater; however, during the second quarter of 2008, the Company recorded a pre-tax other-than-temporary impairment charge of $2.2 million for marketable equity securities classified as available for sale. This charge resulted from our equity holdings in the financial sector and was driven mainly by the declines in the value caused by current credit market conditions. As such, the amortized cost basis of these securities has been adjusted to fair value, and the charge has been included in the statements of income for the thirteen and twenty-six weeks ended June 28, 2008.

(10)	Contingencies

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

(11)	Recent Accounting Pronouncements

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

(11)	Recent Accounting Pronouncements - continued

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and twenty-six weeks ended June 28, 2008, approximately 87.6% and 87.0%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $2.7 million and $4.3 million, respectively.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007, as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	78.1	76.4	77.8	76.5
Commissions expense	6.1	6.4	6.2	6.5
Other operating expenses	1.3	1.6	1.3	1.6
Selling, general and administrative	6.4	6.9	6.9	7.3
Insurance and claims	3.0	3.3	3.1	3.2
Depreciation and amortization	1.2	1.1	1.2	1.2

Total operating expenses	96.1	95.8	96.5	96.3

Operating income	3.9	4.2	3.5	3.7
Interest income, net	—	0.1	—	—
Other non-operating income (expense)	(1.0)	—	(0.5)	0.1

Income before provision for income taxes	2.9	4.3	3.0	3.8
Provision for income taxes	1.1	1.7	1.2	1.5

Net income	1.8%	2.6%	1.9%	2.3%

Twenty-six Weeks Ended June 28, 2008 Compared to Twenty-six Weeks Ended June 30, 2007

Operating revenues. Operating revenues for the twenty-six weeks ended June 28, 2008 increased by $32.5 million, or 9.6%, to $369.6 million from $337.1 million for the twenty-six weeks ended June 30, 2007. Approximately $15.0 million of the increase in operating revenues is attributable to acquisitions made since the fourth quarter of 2007. The increase in operating revenues relating to these acquisitions consisted of a $10.0 million increase in truckload operations, a $1.3 million increase in brokerage operations, and a $3.7 million increase in intermodal operations. For the twenty-six weeks ended June 28, 2008, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.29 from $2.07 for the twenty-six weeks ended June 30, 2007. Excluding the effects of acquisitions made since the fourth quarter of 2007, revenue from our truckload operations increased by $7.7 million, or 3.8%, to $208.2 million for the twenty-six weeks ended June 28, 2008 from $200.5 million for the twenty-six weeks ended June 30, 2007. Excluding the effects of acquisitions made since the fourth quarter of 2007, revenue from our brokerage operations increased by $8.5 million, or 10.1%, to $92.6 million for the twenty-six weeks ended June 28, 2008 compared to $84.1 million for the twenty-six weeks ended June 30, 2007. Excluding the effects of acquisitions made in the first half of 2008, revenue from our intermodal support services increased by $1.2 million, or 2.3%, to $53.7 million for the twenty-six weeks ended June 28, 2008 from $52.5 million for the twenty-six weeks ended June 30, 2007.

Purchased transportation. Purchased transportation expense for the twenty-six weeks ended June 28, 2008 increased by $29.6 million, or 11.5%, to $287.4 million from $257.8 million for the twenty-six weeks ended June 30, 2007. As a percentage of operating revenues, purchased transportation expense increased to 77.8% for the twenty-six weeks ended June 28, 2008 from 76.5% for the twenty-six weeks ended June 30, 2007. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the twenty-six weeks ended June 28, 2008 were $48.9 million compared to $31.6 million for the twenty-six weeks ended June 30, 2007.

Commissions expense. Commissions expense for the twenty-six weeks ended June 28, 2008 increased by $0.6 million, or 3.0%, to $22.7 million from $22.1 million for the twenty-six weeks ended June 30, 2007. As a percentage of operating revenues, commissions expense decreased to 6.2% for the twenty-six weeks ended June 28, 2008 compared to 6.5% for twenty-six weeks ended June 30, 2007. As a percentage of revenues, commissions expense decreased primarily due to $17.3 million of the increase in operating revenues being attributable to an increase in fuel surcharges, which are passed on through to our owner operators and, as such, no commissions are paid.

Other operating expense. Other operating expense for the twenty-six weeks ended June 28, 2008 decreased by $0.5 million, or 9.1%, to $4.9 million from $5.4 million for the twenty-six weeks ended June 30, 2007. As a percentage of operating revenues, other operating expense decreased to 1.3% for the twenty-six weeks ended June 28, 2008 compared to 1.6% for twenty-six weeks ended June 30, 2007. The decrease was primarily due to a decrease in repairs and maintenance cost.

Selling, general and administrative. Selling, general and administrative expense for the twenty-six weeks ended June 28, 2008 increased by $1.0 million, or 4.3%, to $25.5 million from $24.5 million for the twenty-six weeks ended June 30, 2007. As a percentage of operating revenues, selling, general and administrative expense decreased to 6.9% for the twenty-six weeks ended June 28, 2008 compared to 7.3% for twenty-six weeks ended June 30, 2007. The absolute increase in selling, general and administrative expense was primarily the result of a $0.4 million increase in salaries, wages and benefit costs primarily attributable to a higher average headcount and acquisitions made in the first half of 2008, a $0.4 million increase in building rents primarily due to rental costs related to acquisitions made in the first half of 2008 and various other rental increases, and $0.2 million in additional travel costs for training and acquisition related travel costs.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended June 28, 2008 increased by $0.7 million, or 6.2%, to $11.5 million from $10.8 million for the twenty-six weeks ended June 30, 2007. As a percentage of operating revenues, insurance and claims decreased to 3.1% for the twenty-six weeks ended June 28, 2008 from 3.2% for the twenty-six weeks ended June 30, 2007. The absolute increase is the result of a $0.6 million increase in cargo claims expense for the twenty-six weeks ended June 28, 2008 compared to the twenty-six weeks ended June 30, 2007.

Depreciation and amortization. Depreciation and amortization for the twenty-six weeks ended June 28, 2008 increased by $0.7 million, or 16.6%, to $4.6 million from $3.9 million for the twenty-six weeks ended June 30, 2007. As a percent of operating revenues, depreciation and amortization remained consistent at 1.2% for the twenty-six weeks ended June 28, 2008 compared to the twenty-six weeks ended June 30, 2007. The absolute increase is primarily a result of a $0.4 million increase in depreciation expense relating to the $4.3 million in capital expenditures made during the twenty-six weeks ended June 28, 2008 and the additional depreciation on equipment acquired in connection with the acquisitions made in the first half of 2008 and a $0.3 million increase in amortization expense primarily attributable to the acquisitions made since the fourth quarter of 2007.

Interest expense (income), net. Net interest income for the twenty-six weeks ended June 28, 2008 was $19 thousand compared to net interest income of $141 thousand for the twenty-six weeks ended June 30, 2007. The decrease in net interest income of $122 thousand or 86.5% is the result of lower average invested balances.

Other non-operating income (expense). Non-operating expense for the twenty-six weeks ended June 28, 2008 was $1.8 million compared to non-operating income of $190 thousand for the twenty-six weeks ended June 30, 2007. Included in non-operating expense for the twenty-six weeks ended June 28, 2008 was a $2.2 million pre-tax charge for other-than-temporary impairments of marketable equity securities classified as available for sale. Excluding this charge, there was an increase of non-operating income of $251 thousand or 132% which was primarily the result of increased dividends on available-for-sale investments.

Provision for income taxes. Provision for income taxes for the twenty-six weeks ended June 28, 2008 decreased by $0.7 million, or 13.9%, to $4.4 million from $5.1 million for the twenty-six weeks ended June 30, 2007. For the twenty-six weeks ended June 28, 2008 and June 30, 2007, we had an effective income tax rate of 38.9% and 39.1%, respectively, based upon our income before provision for income taxes.

Thirteen Weeks Ended June 28, 2008 Compared to Thirteen Weeks Ended June 30, 2007

Operating revenues. Operating revenues for the thirteen weeks ended June 28, 2008 increased by $21.2 million, or 11.9%, to $199.4 million from $178.2 million for the thirteen weeks ended June 30, 2007. Approximately $8.8 million of the increase in operating revenues is attributable to acquisitions made since the fourth quarter of 2007. The increase in operating revenues relating to these acquisitions consisted of a $5.5 million increase in truckload operations, a $0.8 million increase in brokerage operations, and a $2.5 million increase in intermodal operations. For the thirteen weeks ended June 28, 2008, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.37 from $2.08 for the thirteen weeks ended June 30, 2007. Excluding the effects of acquisitions made since the fourth quarter of 2007, revenue from our truckload operations increased by $6.0 million, or 5.6%, to $113.5 million for thirteen weeks ended June 28, 2008 from $107.5 million for the thirteen weeks ended June 30, 2007. Excluding the effects of acquisitions made since the fourth quarter of 2007, revenue from our brokerage operations increased by $5.9 million, or 13.7%, to $49.0 million for the thirteen weeks ended June 28, 2008 compared to $43.1 million for the thirteen weeks ended June 30, 2007. Excluding the effects of acquisitions made in the first half of 2008, revenue from our intermodal support services increased by $0.4 million, or 1.5%, to $28.1 million for the thirteen weeks ended June 28, 2008 from $27.7 million for the thirteen weeks ended June 30, 2007.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended June 28, 2008 increased by $19.7 million, or 14.4%, to $155.8 million from $136.1 million for the thirteen weeks ended June 28, 2008. As a percentage of operating revenues, purchased transportation expense increased to 78.1% for the thirteen weeks ended June 28, 2008 from 76.4% for the thirteen weeks ended June 30, 2007. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirteen weeks ended June 28, 2008 were $29.6 million compared to $17.8 million for the thirteen weeks ended June 30, 2007.

Commissions expense. Commissions expense for the thirteen weeks ended June 28, 2008 increased by $0.7 million, or 6.1%, to $12.2 million from $11.5 million for the thirteen weeks ended June 30, 2007. As a percentage of operating revenues, commissions expense decreased to 6.1% for the thirteen weeks ended June 28, 2008 compared to 6.4% for thirteen weeks ended June 30, 2007. The absolute increase was primarily due to the growth in our operating revenues. As a percentage of revenues, commissions expense decreased primarily due to $11.8 million of the increase in operating revenues being attributable to an increase in fuel surcharges, which are passed on through to our owner operators and as such, no commissions are paid.

Other operating expense. Other operating expense for the thirteen weeks ended June 28, 2008 decreased by $0.2 million, or 7.7%, to $2.6 million from $2.8 million for the thirteen weeks ended June 30, 2007. As a percentage of operating revenues, other operating expense decreased to 1.3% for the thirteen weeks ended June 28, 2008 compared to 1.6% for the thirteen weeks ended June 30, 2007. The decrease was primarily due to a decrease in repairs and maintenance cost.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended June 28, 2008 increased by $0.5 million, or 4.6%, to $12.8 million from $12.3 million for the thirteen weeks ended June 30, 2007. As a percentage of operating revenues, selling, general and administrative expense decreased to 6.4% for the thirteen weeks ended June 28, 2008 from 6.9% for the thirteen weeks ended June 30, 2007. The absolute increase in selling, general and administrative expense principally results from a $0.4 million increase in salaries, wages and benefit costs primarily attributable to a higher average headcount and acquisitions made in the first half of 2008, a $0.2 million increase in building rents primarily due to rental costs related to acquisitions made in the first half of 2008 and various other rental increases, and $0.1 million in additional travel costs for training and acquisition related travel costs. These increases were partially offset by a decrease in bad debt expense of $0.1 million compared to the thirteen weeks ended June 30, 2007.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended June 28, 2008 remained consistent at $5.9 million compared to the thirteen weeks ended June 30, 2007. As a percentage of operating revenues, insurance and claims decreased to 3.0% for the thirteen weeks ended June 28, 2008 from 3.3% for the thirteen weeks ended June 30, 2007. Insurance and claims expense has decreased as a percentage of operating revenues primarily as a result of the effects of fuel increases on operating revenues.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended June 28, 2008 increased by $0.3 million, or 16.1%, to $2.3 million from $2.0 million for the thirteen weeks ended June 30, 2007. As a percent of operating revenues, depreciation and amortization increased to 1.2% for the thirteen weeks ended June 28, 2008 compared to 1.1% for the thirteen weeks ended June 30, 2007. The absolute increase is primarily the result of a $0.2 million increase in depreciation expense relating to the $4.3 million in capital expenditures made during the twenty-six weeks ended June 28, 2008 and the additional depreciation on equipment acquired in connection with the acquisitions made in the first half of 2008 and a $0.1 million increase in amortization expense primarily attributable to the acquisitions made since the fourth quarter of 2007.

Interest expense (income), net. Net interest expense for the thirteen weeks ended June 28, 2008 was $1 thousand compared to net interest income of $81 thousand for the thirteen weeks ended June 30, 2007. The decrease in net interest income of $82 thousand or 101% is the result of lower average invested balances.

Other non-operating income (expense). Non-operating expense for the thirteen weeks ended June 28, 2008 was $2.0 million compared to non-operating income of $55 thousand for the thirteen weeks ended June 30, 2007. Included in non-operating expense for the thirteen weeks ended June 28, 2008 was a $2.2 million pre-tax charge for other-than-temporary impairments of marketable equity securities classified as available for sale. Excluding this charge, there was an increase of non-operating income of $153 thousand or 278% which was primarily the result of increased dividends on available-for-sale investments.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended June 28, 2008 decreased by $0.7 million, or 24.2%, to $2.2 million from $3.0 million for the thirteen weeks ended June 30, 2007. For the thirteen weeks ended June 28, 2008 and June 30, 2007, we had an effective income tax rate of 39.0% and 38.5%, respectively, based upon our income before provision for income taxes.

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

During the thirteen and twenty-six weeks ended June 28, 2008, we made capital expenditures totaling $2.7 million and $4.3 million, respectively. These expenditures primarily consisted of land improvements, building improvements, and tractors and trailers.

Through the end of 2008, exclusive of acquisitions, we expect to incur additional capital expenditures of $4.0 million to $5.5 million relating to real property acquisitions, renovations and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur additional capital expenditures of $3.2 million to $4.2 million for tractors, trailers and other equipment.

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

Unsecured Lines of Credit

The Company and KeyBank National Association entered into a loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008. Under the line of credit with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 3.25% at June 28, 2008). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The Company did not have any amounts outstanding under its line of credit at June 28, 2008 or December 31, 2007, and there were $839,000 and $6,400 letters of credit issued against the line, respectively.

Discussion of Cash Flows

At June 28, 2008, we had cash and cash equivalents of $2.5 million compared to $5.4 million at December 31, 2007. The decrease in cash and cash equivalents of $2.9 million for the twenty-six weeks ended June 28, 2008 resulted from $6.4 million of cash used in investing activities and $0.1 million used in financing activities, offset by $3.6 million in cash generated from operations.

The $6.4 million in net cash used in investing activities for the twenty-six weeks ended June 28, 2008 consisted of capital expenditures of $4.3 million, $4.3 million for the acquisition of businesses, purchases of marketable securities totaling $12.1 million and sales of marketable securities totaling $14.2 million.

The $3.6 million in cash provided by operations was primarily attributed to $6.8 million of net income and $4.6 million of non-cash charges for depreciation and amortization, $2.2 million of impairment charges on marketable securities classified as available for sale, $0.7 million of non-cash charges for bad debt expense, and an increase in the working capital position of the Company of $10.1 million. The increase in the working capital position is primarily the result of an increase in prepaid expenses and other, consisting primarily of prepaid auto liability insurance premiums, and an increase in accounts receivable due to increased revenue. The increase is partially offset by an increase in accounts payable and accrued expenses.

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

In connection with the 2008 acquisition of Overnite, we are required to pay cash consideration to the former owners of Overnite based on a percentage of revenues generated through June 2010.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2007. There have been no changes in the accounting policies followed by us during the twenty-six weeks ended June 28, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS No. 141. For information on this Statement, see Part I, Item 1, Note (11) to the Notes to Unaudited Consolidated Financial Statements in this report.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51”, or SFAS 160. For information on this Statement, see Part I, Item 1, Note (11) to the Notes to Unaudited Consolidated Financial Statements in this report.

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

Included in cash and cash equivalents is $2.2 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

We did not have any interest rate swap agreements as of June 28, 2008.

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

Short Term Investments

The Company from time to time invests cash in excess of its current needs in marketable securities, much of which is held in equity securities, which are actively traded on public exchanges. Holdings of equity securities subjects the Company to fluctuations in the market value of its investment portfolio based on current market prices. A drop in market prices or other unstable market conditions could cause a loss in the value of the Company’s short term investments.

Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income. See Part I, Item 1, Note (9) of “Notes to Unaudited Consolidated Financial Statements.”

As of June 28, 2008 the value of equity securities held as short term investments was $11.6 million compared to $8.6 million at December 31, 2007. The increase during the twenty-six weeks ended June 28, 2008 represents additional purchases of $5.3 million, partially offset by other-than-temporary charges of $2.2 million and other net unrealized holding losses of $0.1 million.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2008, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s, or SEC, filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the twenty-six weeks ended June 28, 2008 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Information with respect to legal proceedings and other exposures appears in Part I, Item 1, Note (10) of the “Notes to Unaudited Consolidated Financial Statements,” and in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.

ITEM 1A:	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 13, 2008 at which the following actions were taken:

1.	Our shareholders ratified the appointment of KPMG LLP as our independent registered public accountants for the year ended December 31, 2008. 15,883,745 shares were voted for, 4,592 shares were voted against and 7,585 shares were voted to abstain.

2.	The shareholders elected the following persons to our Board of Directors, and the results of the vote on this matter were as follows:

Name	Voted For	Withheld	Abstained	Broker Non-Votes
Donald B. Cochran	15,373,125	522,797	—	—
Matthew T. Moroun	14,906,362	989,560	—	—
Manuel J. Moroun	14,906,362	989,560	—	—
Joseph J. Casaroll	15,882,986	12,936	—	—
Angelo A. Fonzi	15,362,811	533,111	—	—
Daniel C. Sullivan	15,882,986	12,936	—	—
Richard P. Urban	15,882,986	12,936	—	—
Ted B. Wahby	15,882,986	12,936	—	—

There were no other directors whose term of office continued after the meeting.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended effective November 1, 2007 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2007 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: August 6, 2008	By:	/s/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: August 6, 2008	By:	/s/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer