Form 10-Q
period 2008-09-27
Universal Truckload Services, Inc.
filed 2008-11-04
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of October 27, 2008, was 16,033,183.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

September 27, 2008 and December 31, 2007

(In thousands, except share data)

	September 27, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,768	$5,416
Marketable securities	13,074	17,961
Accounts receivable – net of allowance for doubtful accounts of $4,388 and $3,874, respectively	103,493	86,626
Due from CenTra and affiliates	—	44
Prepaid income taxes	1,428	239
Prepaid expenses and other	5,002	4,768
Deferred income taxes	4,233	3,197

Total current assets	132,998	118,251

Property and equipment	83,231	77,588
Less accumulated depreciation	(24,447)	(20,439)

Property and equipment – net	58,784	57,149

Goodwill	11,826	11,031
Intangible assets – net of accumulated amortization of $8,483 and $6,165, respectively	17,459	17,121
Other assets	3,399	3,636

Total assets	$224,466	$207,188

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,429	$29,975
Accrued expenses and other current liabilities	18,454	18,468
Due to CenTra and affiliates	57	—

Total current liabilities	52,940	48,443
Long-term liabilities:
Long-term debt	820	910
Deferred income taxes	5,350	5,146
Other long-term liabilities	1,455	1,247

Total long-term liabilities	7,625	7,303

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 16,088,183 and 16,093,283 shares outstanding at September 27, 2008 and December 31, 2007, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury Stock, at cost; 34,300 and 29,200 shares at September 27, 2008 and December 31, 2007, respectively	(565)	(480)
Retained earnings	68,265	56,012
Accumulated other comprehensive income (loss)	165	(126)

Total shareholders’ equity	163,901	151,442

Total liabilities and shareholders’ equity	$224,466	$207,188

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

September 27, 2008 and September 29, 2007

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2008	2007	2008	2007
Operating revenues:
Truckload	$122,053	$101,578	$340,288	$302,095
Brokerage	60,190	42,783	154,113	126,851
Intermodal	30,751	27,415	88,148	79,885

Total operating revenues	212,994	171,776	582,549	508,831

Operating expenses:
Purchased transportation	168,219	130,886	455,596	388,659
Commissions expense	12,637	11,353	35,380	33,428
Other operating expense, net	2,129	2,248	7,006	7,611
Selling, general, and administrative	13,223	11,881	38,755	36,355
Insurance and claims	5,453	5,146	16,916	15,942
Depreciation and amortization	2,531	2,027	7,122	5,965

Total operating expenses	204,192	163,541	560,775	487,960

Income from operations	8,802	8,235	21,774	20,871

Interest income	63	102	129	269

Interest expense	(16)	(12)	(63)	(38)

Other non-operating income (expense)	2	101	(1,779)	291

Income before provision for income taxes	8,851	8,426	20,061	21,393

Provision for income taxes	3,445	3,295	7,808	8,361

Net income	$5,406	$5,131	$12,253	$13,032

Earnings per common share:
Basic	$0.34	$0.32	$0.76	$0.81
Diluted	$0.34	$0.32	$0.76	$0.81

Average common shares outstanding:
Basic	16,088	16,118	16,088	16,118
Diluted	16,106	16,118	16,088	16,118

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirty-nine Weeks ended September 27, 2008 and September 29, 2007

(In thousands)

	2008	2007
Cash flows from operating activities:
Net income	$12,253	$13,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,122	5,965
Other-than-temporary impairment of marketable securities	2,717	—
Gains on disposal of property and equipment	(50)	(51)
Gains on disposal of marketable securities	(303)	(19)
Bad debt expense	1,012	1,132
Deferred income taxes	(1,018)	1,580
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	(17,835)	(6,509)
Prepaid expenses and other	(1,186)	(5,282)
Accounts payable and accrued expenses	4,854	(1,089)

Net cash provided by operating activities	7,566	8,759

Cash flows from investing activities:
Capital expenditures	(5,639)	(14,216)
Proceeds from the sale of property and equipment	366	1,260
Purchases of marketable securities	(12,480)	(7,773)
Proceeds from sale of marketable securities	15,428	12,061
Payment of earnout obligations related to acquisitions	(551)	(928)
Acquisition of businesses	(4,253)	—

Net cash used in investing activities	(7,129)	(9,596)

Cash flows from financing activities:
Purchases of treasury stock	(85)	—

Net cash used in financing activities	(85)	—

Net increase (decrease) in cash and cash equivalents	352	(837)
Cash and cash equivalents – beginning of period	5,416	5,008

Cash and cash equivalents – end of period	$5,768	$4,171

Supplemental cash flow information:
Cash paid for interest	$63	$38

Cash paid for taxes	$10,107	$7,605

Fair value of assets acquired, including goodwill	$4,433	$—
Payment of acquisition obligations	500	—
Acquisition obligations	(680)	—

Acquisition of businesses	$4,253	$—

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

Certain reclassifications have been made to the prior financial statements in order for them to conform to the September 27, 2008 presentation.

(2)	Transactions with CenTra and Affiliates

Historically, UTSI’s former parent, CenTra, Inc., or CenTra, provided management services to UTSI, including legal and human resources. The cost of these services was based on the estimated utilization of specific services and an annual allocation charge was agreed upon at the beginning of each fiscal year. Management believed the allocation methods were reasonable. However, the costs of these services charged to UTSI were not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. Beginning in 2008, the Company has agreed to pay CenTra management service fees based on the actual use of services rendered to the Company. The amounts charged to UTSI for the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007 are presented in the table below.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(2)	Transactions with CenTra and Affiliates—continued

In addition to the management services described above, UTSI purchases other services from CenTra. Following is a schedule of services provided and amounts paid to CenTra (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Management services	$79	$38	$236	$116
Building & terminal rents	239	126	671	391
Maintenance services	19	1	19	364
Trailer rents	—	5	16	25
Health insurance	460	458	1,461	1,458

Total	$797	$628	$2,403	$2,354

An affiliate of CenTra charged UTSI $4,221,000 and $3,605,000 for personal liability and property damage insurance for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. Charges for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 were $11,919,000 and $10,837,000, respectively.

Operating revenues for the thirteen weeks ended September 27, 2008 and September 29, 2007 include approximately $62,000 and $137,000, respectively, of freight services provided to CenTra. Operating revenues for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 include approximately $200,000 and $352,000, respectively, of freight services provided to CenTra. Related accounts payable due to CenTra and affiliates were $57,000 as of September 27, 2008, and related accounts receivable due from CenTra and affiliates were $44,000 as of December 31, 2007.

Purchased transportation for the thirteen weeks ended September 27, 2008 and September 29, 2007 includes $1,769,000 and $2,705,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Purchased transportation for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 includes $5,282,000 and $11,107,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. Related accounts payable of $213,000 and $465,000 at September 27, 2008 and December 31, 2007, respectively, are included in accounts payable in the accompanying balance sheet.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(3)	Debt

Universal Truckload Services, Inc. and KeyBank National Association, or KeyBank, entered into a loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008. Under the line of credit with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 3.25% at September 27, 2008). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The Company did not have any amounts outstanding under its line of credit at September 27, 2008 or December 31, 2007, and there were $839,000 and $6,400 letters of credit issued against the line, respectively.

On May 1, 2006, UTS Realty, LLC, or Realty, received a $1,000,000 loan from the County of Cuyahoga, Ohio, which we will refer to as the County for this section, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal of $550,000 is due at maturity. As of September 27, 2008 and December 31, 2007, the outstanding balance under the loan was $820,000 and $910,000, respectively. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $820,000 standby letter of credit that expires January 15, 2009. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property. The Company believes the fair value of this debt approximates the carrying value based on current rates available for similar issues.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Weighted average number of common shares	16,088	16,118	16,088	16,118
Incremental shares from assumed exercise of stock options	18	—	—	—

Weighted average number of common shares and common share equivalents	16,106	16,118	16,088	16,118

For the thirty-nine weeks ended September 27, 2008, 190,000 options were outstanding to purchase shares of common stock, which were excluded from the calculation of diluted earnings per share because such options were anti-dilutive. For both the thirteen and thirty-nine weeks ended September 29, 2007, 250,000 options were outstanding to purchase shares of common stock, which were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(5)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of September 27, 2008 and September 29, 2007 was $378,000 and $0, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(5)	Stock Based Compensation—continued

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2008	245,017	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	55,017	$22.50

Balance at September 27, 2008	190,000	$22.50

Exercisable	190,000	$22.50

(6)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income	$5,406	$5,131	$12,253	$13,032

Other comprehensive income (loss):
Unrealized holding gains (losses) on Available-for-sale investments arising during the period, net of income tax	65	(53)	(1,256)	7
Reclassification adjustment for losses on Available-for-sale investments reclassified into income, net of tax	192	—	1,547	—

Net gain recognized in other comprehensive income (loss)	257	(53)	291	7

Total comprehensive income	$5,663	$5,078	$12,544	$13,039

Accumulated other comprehensive income at September 27, 2008 of $165,000 represents the unrealized holding gains on available–for-sale investments of $267,000, net of related income tax expense of $102,000. At September 27, 2008, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $991,000 and $724,000, respectively.

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

The pro forma effect of these acquisitions has been omitted, as the effect is immaterial to the Company’s results of operations, financial position and cash flows. The allocation of the purchase price of these companies is as follows (in thousands):

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(8)	Fair Value Measurements—continued

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

The following table summarizes the Company’s assets measured at fair value on a recurring basis (in thousands):

	September 27, 2008
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash Equivalents	$5,188	$—	$—	$5,188
Available-for-sale securities	11,224	1,850	—	13,074

Total Assets	$16,412	$1,850	$—	$18,262

The valuation techniques used to measure fair value for the items in the table above are as follows:

•	Cash Equivalents—This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Available-for-sale securities—Included within this asset category are both equity and debt securities. Equity securities consisting of stocks which are actively traded on public exchanges are listed as Level 1 assets. Fair value was measured based on quoted prices for identical securities in active markets. Debt securities, classified as Level 2 assets, consist of auction rate securities. Fair value was determined using dealer quoted prices for similar assets.

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

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type as of September 27, 2008 is as follows (in thousands):

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
Auction Rate Securities	$1,850	$—	$—	$1,850
Equity Securities	10,957	991	(724)	11,224

	$12,807	$991	$(724)	$13,074

Included in equity securities at September 27, 2008 are $5.7 million of securities with a cumulative loss position of $724 thousand, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuer, and our intent and ability to hold these securities.

There were no equity securities in a cumulative loss position for a period of 12 months or greater; however, during the thirteen and thirty-nine weeks ended September 27, 2008, the Company recorded pre-tax other-than-temporary impairment charges of $495 thousand and $2.7 million, respectively, for marketable equity securities classified as available-for-sale. These charges resulted primarily from our equity holdings in the financial sector and were driven mainly by the declines in the value caused by current credit market conditions. As such, the amortized cost basis of these securities has been adjusted to fair value, and the charges have been included in the statements of income for the thirteen and thirty-nine weeks ended September 27, 2008.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

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

(12)	Subsequent Events

In light of the recent tightening of available credit from lending institutions, on September 29, 2008, the Company drew down $19.0 million on its unsecured line of credit with KeyBank. These funds were immediately invested in a highly liquid money market fund consisting primarily of commercial paper, US government issuances, bank obligations, and corporate notes. On November 3, 2008, the Company fully repaid the $19.0 million on its unsecured line of credit.

The Company and KeyBank entered into a First Amendment to Loan Agreement and First Amendment to Promissory Note, or the Agreement, dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, amending the previous loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008, which terminated due to the expiration of its term. Under the new Agreement with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05%. The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and thirty-nine weeks ended September 27, 2008, approximately 88.6% and 87.6%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $1.3 million and $5.6 million, respectively.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007, as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	79.0	76.2	78.2	76.4
Commissions expense	5.9	6.6	6.1	6.6
Other operating expenses	1.0	1.3	1.2	1.5
Selling, general and administrative	6.2	6.9	6.7	7.1
Insurance and claims	2.6	3.0	2.9	3.1
Depreciation and amortization	1.2	1.2	1.2	1.2

Total operating expenses	95.9	95.2	96.3	95.9

Operating income	4.1	4.8	3.7	4.1
Interest income, net	—	0.1	—	0.1
Other non-operating income (expense)	—	—	(0.3)	—

Income before provision for income taxes	4.1	4.9	3.4	4.2
Provision for income taxes	1.6	1.9	1.3	1.6

Net income	2.5%	3.0%	2.1%	2.6%

Thirty-nine Weeks Ended September 27, 2008 Compared to Thirty-nine Weeks Ended September 29, 2007

Operating revenues. Operating revenues for the thirty-nine weeks ended September 27, 2008 increased by $73.7 million, or 14.5%, to $582.5 million from $508.8 million for the thirty-nine weeks ended September 29, 2007. Approximately $29.2 million of the increase in operating revenues is attributable to acquisitions made since the fourth quarter of 2007. The increase in operating revenues relating to these acquisitions consisted of a $19.8 million increase in truckload operations, a $2.8 million increase in brokerage operations, and a $6.6 million increase in intermodal operations. For the thirty-nine weeks ended September 27, 2008, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.37 from $2.10 for the thirty-nine weeks ended September 29, 2007. Excluding the effects of acquisitions made since the fourth quarter of 2007, revenue from our truckload operations increased by $18.4 million, or 6.1%, to $320.5 million for the thirty-nine weeks ended September 27, 2008 from $302.1 million for the thirty-nine weeks ended September 29, 2007. Excluding the effects of acquisitions made since the fourth quarter of 2007, revenue from our brokerage operations increased by $24.5 million, or 19.3%, to $151.4 million for the for the thirty-nine weeks ended September 27, 2008 compared to $126.9 million for the thirty-nine weeks ended September 29, 2007. Excluding the effects of acquisitions made in the first half of 2008, revenue from our intermodal support services increased by $1.6 million, or 2.0%, to $81.5 million for the thirty-nine weeks ended September 27, 2008 from $79.9 million for the thirty-nine weeks ended September 29, 2007.

Purchased transportation. Purchased transportation expense for the thirty-nine weeks ended September 27, 2008 increased by $66.9 million, or 17.2%, to $455.6 million from $388.7 million for the thirty-nine weeks ended September 29, 2007. As a percentage of operating revenues, purchased transportation expense increased to 78.2% for the thirty-nine weeks ended September 27, 2008 from 76.4% for the thirty-nine weeks ended September 29, 2007. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirty-nine weeks ended September 27, 2008 were $81.1 million compared to $47.6 million for the thirty-nine weeks ended September 29, 2007.

Commissions expense. Commissions expense for the thirty-nine weeks ended September 27, 2008 increased by $2.0 million, or 5.8%, to $35.4 million from $33.4 million for the thirty-nine weeks ended September 29, 2007. As a percentage of operating revenues, commissions expense decreased to 6.1% for the thirty-nine weeks ended September 27, 2008 compared to 6.6% for thirty-nine weeks ended September 29, 2007. The absolute increase was primarily due to the growth in our operating revenues. As a percentage of revenues, commissions expense decreased primarily due to $33.4 million of the increase in operating revenues being attributable to an increase in fuel surcharges, which are passed on through to our owner operators and, as such, no commissions are paid.

Other operating expense. Other operating expense for the thirty-nine weeks ended September 27, 2008 decreased by $0.6 million, or 7.9%, to $7.0 million from $7.6 million for the thirty-nine weeks ended September 29, 2007. As a percentage of operating revenues, other operating expense decreased to 1.2% for the thirty-nine weeks ended September 27, 2008 compared to 1.5% for thirty-nine weeks ended September 29, 2007. The decrease was primarily due to a decrease in repairs and maintenance cost.

Selling, general and administrative. Selling, general and administrative expense for the thirty-nine weeks ended September 27, 2008 increased by $2.4 million, or 6.6%, to $38.8 million from $36.4 million for the thirty-nine weeks ended September 29, 2007. As a percentage of operating revenues, selling, general and administrative expense remained decreased to 6.7% for the thirty-nine weeks ended September 27, 2008 compared to 7.1% for thirty-nine weeks ended September 29, 2007. The absolute increase in selling, general and administrative expense was primarily the result of a $1.5 million increase in salaries, wages and benefit costs primarily attributable to a higher average headcount and acquisitions made in the first half of 2008, a $0.7 million increase in building rents primarily due to rental costs related to acquisitions made in the first half of 2008 and various other rental increases, and $0.3 million in additional travel costs for training and acquisition related travel costs. These increases were partially offset by a decrease in legal and professional fees of $0.5 million.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended September 27, 2008 increased by $1.0 million, or 6.1%, to $16.9 million from $15.9 million for the thirty-nine weeks ended September 29, 2007. As a percentage of operating revenues, insurance and claims decreased to 2.9% for the thirty-nine weeks ended September 27, 2008 from 3.1% for the thirty-nine weeks ended September 29, 2007. The absolute increase is the result of a $0.7 million increase in auto liability insurance premiums and claims expense and a $0.3 million increase in cargo claims expense.

Depreciation and amortization. Depreciation and amortization for the thirty-nine weeks ended September 27, 2008 increased by $1.1 million, or 19.4%, to $7.1 million from $6.0 million for the thirty-nine weeks ended September 29, 2007. As a percent of operating revenues, depreciation and amortization remained consistent at 1.2% for the thirty-nine weeks ended September 27, 2008 compared to the thirty-nine weeks ended September 29, 2007. The absolute increase is primarily a result of a $0.7 million increase in depreciation expense relating to the $5.6 million in capital expenditures made during the thirty-nine weeks ended September 27, 2008 and equipment acquired in connection with the acquisitions made in the first half of 2008 and a $0.4 million increase in amortization expense primarily attributable to the acquisitions made since the fourth quarter of 2007.

Interest expense (income), net. Net interest income for the thirty-nine weeks ended September 27, 2008 was $66 thousand compared to net interest income of $231 thousand for the thirty-nine weeks ended September 29, 2007. The decrease in net interest income of $165 thousand or 71.4% is the result of lower average invested balances in interest bearing accounts.

Other non-operating income (expense). Other non-operating expense for the thirty-nine weeks ended September 27, 2008 was $1.8 million compared to other non-operating income of $291 thousand for the thirty-nine weeks ended September 29, 2007. Included in other non-operating expense for the thirty-nine weeks ended September 27, 2008 were $2.7 million of pre-tax charges for other-than-temporary impairments of marketable equity securities classified as available-for-sale. Excluding these charges, there was an increase in other non-operating income of $647 thousand or 222% which was primarily the result of increased dividends on available-for-sale investments.

Provision for income taxes. Provision for income taxes for the thirty-nine weeks ended September 27, 2008 decreased by $0.6 million, or 6.6%, to $7.8 million from $8.4 million for the thirty-nine weeks ended September 29, 2007. For the thirty-nine weeks ended September 27, 2008 and September 29, 2007, we had an effective income tax rate of 38.9% and 39.1%, respectively, based upon our income before provision for income taxes.

Thirteen Weeks Ended September 27, 2008 Compared to Thirteen Weeks Ended September 29, 2007

Operating revenues. Operating revenues for the thirteen weeks ended September 27, 2008 increased by $41.2 million, or 24.0%, to $213.0 million from $171.8 million for the thirteen weeks ended September 29, 2007. Approximately $14.1 million of the increase in operating revenues is attributable to acquisitions made since the fourth quarter of 2007. The increase in operating revenues relating to these acquisitions consisted of a $9.8 million increase in truckload operations, a $1.4 million increase in brokerage operations, and a $2.9 million increase in intermodal operations. For the thirteen weeks ended September 27, 2008, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.52 from $2.17 for the thirteen weeks ended September 29, 2007. Excluding the effects of acquisitions made since the fourth quarter of 2007, revenue from our truckload operations increased by $10.7 million, or 10.6%, to $112.3 million for the thirteen weeks ended September 27, 2008 compared to $101.6 million for the thirteen weeks ended September 29, 2007. Excluding the effects of acquisitions made since the fourth quarter of 2007, revenue from our brokerage operations increased by $16.0 million, or 37.4%, to $58.8 million for the thirteen weeks ended September 27, 2008 compared to $42.8 million for the thirteen weeks ended September 29, 2007. Excluding the effects of acquisitions made in the first half of 2008, revenue from our intermodal support services increased by $0.4 million, or 1.5%, to $27.8 million for the thirteen weeks ended September 27, 2008 from $27.4 million for the thirteen weeks ended September 29, 2007.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended September 27, 2008 increased by $37.3 million, or 28.5%, to $168.2 million from $130.9 million for the thirteen weeks ended September 29, 2007. As a percentage of operating revenues, purchased transportation expense increased to 79.0% for the thirteen weeks ended September 27, 2008 from 76.2% for the thirteen weeks ended September 29, 2007. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirteen weeks ended September 27, 2008 were $32.2 million compared to $16.0 million for the thirteen weeks ended September 29, 2007.

Commissions expense. Commissions expense for the thirteen weeks ended September 27, 2008 increased by $1.3 million, or 11.3%, to $12.6 million from $11.3 million for the thirteen weeks ended September 29, 2007. As a percentage of operating revenues, commissions expense decreased to 5.9% for the thirteen weeks ended September 27, 2008 compared to 6.6% for thirteen weeks ended September 29, 2007. As a percentage of revenues, commissions expense decreased primarily due to $16.2 million of the increase in operating revenues being attributable to an increase in fuel surcharges, which are passed on through to our owner operators and as such, no commissions are paid.

Other operating expense. Other operating expense for the thirteen weeks ended September 27, 2008 decreased by $0.1 million, or 5.3%, to $2.1 million from $2.2 million for the thirteen weeks ended September 29, 2007. As a percentage of operating revenues, other operating expense decreased to 1.0% for the thirteen weeks ended September 27, 2008 compared to 1.3% for the thirteen weeks ended September 29, 2007.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended September 27, 2008 increased by $1.3 million, or 11.3%, to $13.2 million from $11.9 million for the thirteen weeks ended September 29, 2007. As a percentage of operating revenues, selling, general and administrative expense decreased to 6.2% for the thirteen weeks ended September 27, 2008 from 6.9% for the thirteen weeks ended September 29, 2007. The absolute increase in selling, general and administrative expense was primarily the result of a $1.1 million increase in salaries, wages and benefit costs primarily attributable to a higher average headcount and acquisitions made in the first half of 2008, a $0.3 million increase in building rents primarily due to rental costs related to acquisitions made in the first half of 2008 and various other rental increases, and $0.1 million in additional travel costs for training and acquisition related travel costs. These increases were partially offset by a decrease in legal and professional fees of $0.4 million.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended September 27, 2008 increased by $0.3 million or 6.0%, to $5.4 million from $5.1 million for the thirteen weeks ended September 29, 2007. As a percentage of operating revenues, insurance and claims decreased to 2.6% for the thirteen weeks ended September 27, 2008 from 3.0% for the thirteen weeks ended September 29, 2007. The absolute increase is the result of a $0.6 million increase in auto liability insurance premiums and claims expense, which was partially offset by a $0.3 million decrease in cargo claims expense.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended September 27, 2008 increased by $0.5 million, or 24.8%, to $2.5 million from $2.0 million for the thirteen weeks ended September 29, 2007. As a percent of operating revenues, depreciation and amortization remained consistent at 1.2% for the thirteen weeks ended September 27, 2008 compared to the thirteen weeks ended September 29, 2007. The absolute increase is primarily the result of a $0.3 million increase in depreciation expense relating to the $5.6 million in capital expenditures made during the thirty-nine weeks ended September 27, 2008 and equipment acquired in connection with the acquisitions made in the first half of 2008 and a $0.2 million increase in amortization expense primarily attributable to the acquisitions made since the fourth quarter of 2007.

Interest income, net. Net interest income for the thirteen weeks ended September 27, 2008 was $47 thousand compared to $90 thousand for the thirteen weeks ended September 29, 2007. The decrease in net interest income of $43 thousand or 48.0% is the result of lower average invested balances in interest bearing accounts.

Other non-operating income (expense). Other non-operating income for the thirteen weeks ended September 27, 2008 was $2 thousand compared to other non-operating income of $101 thousand for the thirteen weeks ended September 29, 2007. Included in other non-operating income for the thirteen weeks ended September 27, 2008 was a $495 thousand pre-tax charge for other-than-temporary impairments of marketable equity securities classified as available–for-sale. Excluding this charge, there was an increase in other non-operating income of $396 thousand or 392% which was primarily the result of increased dividends on available-for-sale investments.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended September 27, 2008 increased by $0.1 million or 4.5%, to $3.4 million from $3.3 million for the thirteen weeks ended September 29, 2007. For the thirteen weeks ended September 27, 2008 and September 29, 2007, we had an effective income tax rate of 38.9% and 39.1%, respectively, based upon our income before provision for income taxes.

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

During the thirteen and thirty-nine weeks ended September 27, 2008, we made capital expenditures totaling $1.3 million and $5.6 million, respectively. These expenditures primarily consisted of land improvements, building improvements, and tractors and trailers.

Through the end of 2008, exclusive of acquisitions, we expect to incur additional capital expenditures of $1.5 million to $2.0 million for tractors, trailers and other equipment.

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

Unsecured Lines of Credit

The Company and KeyBank National Association entered into a loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008. Under the line of credit with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 3.25% at September 27, 2008). The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The Company did not have any amounts outstanding under its line of credit at September 27, 2008 or December 31, 2007, and there were $839,000 and $6,400 letters of credit issued against the line, respectively. However, in light of the recent tightening of available credit from lending institutions, on September 29, 2008, the Company drew down $19.0 million on its unsecured line of credit with KeyBank. These funds were immediately invested in a highly liquid money market fund consisting primarily of commercial paper, US government issuances, bank obligations, and corporate notes. On November 3, 2008, the Company fully repaid the $19.0 million on its unsecured line of credit.

Discussion of Cash Flows

At September 27, 2008, we had cash and cash equivalents of $5.8 million compared to $5.4 million at December 31, 2007. The increase in cash and cash equivalents of $0.4 million for the thirty-nine weeks ended September 27, 2008 resulted from $7.5 million in cash generated from operations offset by $7.1 million used in investing activities.

The $7.5 million in cash provided by operations was primarily attributed to $12.3 million of net income and $7.1 million of non-cash charges for depreciation and amortization, $2.7 million of impairment charges on marketable securities classified as available–for-sale, $1.0 million of non-cash charges for bad debt expense, and an increase in the working capital position of the Company of $14.2 million. The increase in the working capital position is primarily the result of an increase in accounts receivable due to increased revenue, and an increase in prepaid expenses and other, consisting primarily of prepaid auto liability insurance premiums. The increase is partially offset by an increase in accounts payable and accrued expenses.

The $7.1 million in net cash used in investing activities for the thirty-nine weeks ended September 27, 2008 consisted of capital expenditures of $5.6 million, $4.3 million for the acquisition of businesses, purchases of marketable securities totaling $12.5 million, and sales of marketable securities totaling $15.4 million.

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

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2007. There have been no changes in the accounting policies followed by us during the thirty-nine weeks ended September 27, 2008.

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

Interest Rate Risk

Our market risk is affected by changes in interest rates. Our unsecured line of credit bears interest at a floating rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05%. Accordingly, changes in the Prime Rate or LIBOR would affect the interest rate on and therefore our cost under the line of credit. As of September 27, 2008 we did not have a balance outstanding under the line of credit, however see Part I, Item 1, Note (12) of the “Notes to Unaudited Consolidated Financial Statements.”

Included in cash and cash equivalents is $5.2 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

We did not have any interest rate swap agreements as of September 27, 2008.

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

Short Term Investments

The Company from time to time invests cash in excess of its current needs in marketable securities, much of which is held in equity securities, which are actively traded on public exchanges. Holding equity securities subjects the Company to fluctuations in the market value of its investment portfolio based on current market prices. A drop in market prices or other unstable market conditions could cause a loss in the value of the Company’s short term investments.

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

As of September 27, 2008 the value of equity securities held as short term investments was $11.2 million compared to $8.6 million at December 31, 2007. The increase during the thirty-nine weeks ended September 27, 2008 represents additional purchases of $5.7 million, partially offset by other-than-temporary charges of $2.5 million on our remaining holdings, sales of $0.9 million, and other net unrealized holding gains of $0.3 million.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2008, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirty-nine weeks ended September 27, 2008 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended effective November 1, 2007 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2007 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.1+	Employment Agreement, dated as of September 13, 2008, by and between Universal Truckload Services, Inc. and Don Cochran (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2008 (Commission File No. 000-51142))

10.2+	Employment Agreement, dated as of September 13, 2008, by and between Universal Truckload Services, Inc. and Bob Sigler (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 16, 2008 (Commission File No. 000-51142))

10.3	First Amendment to Loan Agreement and First Amendment to Promissory Note, dated as of October 28, 2008, between Universal Truckload Services, Inc. and KeyBank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2008 (Commission File No. 000-51142))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: November 3, 2008	By:	/s/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: November 3, 2008	By:	/s/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer