Form 10-K
period 2008-12-31
Universal Truckload Services, Inc.
filed 2009-03-13
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2008

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

Common Stock, no par value

(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 28, 2008, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 27, 2008, as reported by The Nasdaq Stock Market, was approximately $131.3 million (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of common stock, no par value, outstanding as of March 2, 2009, was 15,983,483.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2009 Annual Meeting of Shareholders	Part III, Items 10 - 14

UNIVERSAL TRUCKLOAD SERVICES, INC.

2008 ANNUAL REPORT ON FORM 10-K

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

We primarily operate through a contractor network of agents and owner-operators who provide us with approximately 3,400 tractors and approximately 2,800 trailers. At December 31, 2008, the Company had approximately 690 agents. Customer relationships are primarily managed by our agents who solicit freight business directly from shippers and also provide dispatch and other services to our owner-operators. Our owner-operators own, operate and maintain substantially all of the tractors and over 50% of the trailers used in our business. Some of our owner-operators also act as fleet contractors and provide us with multiple tractors and drivers. In return for their services, we pay our agents and owner-operators fixed commissions based on a percentage of the revenue they generate for us. This network of agents and owner-operators allows us to minimize our investment in tractors and trailers, manage our sales effort in a manner we believe is more efficient than employing a large sales staff, and maximize the variable portion of our cost structure. In addition, through our brokerage operations, we are able to expand our capacity by arranging for other carriers to transport shipments when we generate more freight shipments than our owner-operators can service.

We believe our commission schedule, prompt payment practices, industry reputation, financial stability, back office support and national freight network helps us to attract agents and owner-operators. In addition, we acquired the operations of 17 transportation companies between October 2000 and December 2008. We are continually evaluating new acquisition opportunities.

We were incorporated in Michigan on December 11, 2001. Our principal executive offices are located at 12755 E. Nine Mile Road, Warren, Michigan 48089. Our website address is www.goutsi.com. The information contained on, or accessible through, our website is not a part of this Form 10-K.

Industry

According to the American Trucking Association, or ATA, the trucking industry was estimated at approximately $649.3 billion in revenue in 2007 and accounted for approximately 84.1% of domestic spending on freight transportation. The trucking industry is highly competitive on the basis of service and price and is necessary in many industries operating in the United States. Customers generally choose truck transportation over other surface transportation modes due to the industry’s higher levels of reliability, shipment integrity and speed.

The trucking industry includes both private fleets and “for-hire” carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods and, according to the ATA, accounted for approximately $292.1 billion of revenue in 2007. For-hire carriers include both truckload and less-than truckload operations. We primarily operate in the highly fragmented for-hire truckload segment of this market, which according to the ATA generated revenues of approximately $357.2 billion in 2007. Truckload carriers dedicate an entire trailer to one customer from origin to destination and can be further classified by the trailing equipment they use to haul a customer’s freight, such as dry van, temperature-controlled, tank or flatbed.

Our primary source of revenue results from hauling flatbed and dry van freight, which during the year ended December 31, 2008 accounted for $646.5 million, or 85.1% of our revenues. We believe the private fleet market offers significant opportunities for expansion by for-hire carriers, such as ourselves, because shippers increasingly are focused on operating within and conserving capital for, their core competencies, which often do not include freight transportation. In our intermodal support services, which during the year ended December 31, 2008 accounted for $113.0 million or 14.9% of our revenues, we believe that third party logistics companies, railroads and ocean carriers are increasingly seeking efficiencies gained by using companies with greater service offerings, capacity and geographic coverage than the smaller private operators upon which they have historically relied.

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

Non-Asset Based Strategy

We employ a primarily non-asset based business model. Substantially all tractors and over 50% of trailers are provided by our owner-operators. In addition, our use of agents reduces our need for sizable non-driver facilities. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our intermodal depot facilities, our headquarters facility and our management information systems. We believe that our business model offers the following advantages compared with primarily asset-based trucking companies that own significant tractor fleets and use an employee sales force:

•

Variable cost structure. We pay our agents and owner-operators a percentage of the revenue they generate, which gives us flexibility to quickly adjust to increases or decreases in customer demand. Additionally, having a high proportion of variable costs reduces our risks of making fixed payments on under-utilized equipment and personnel and minimizes our exposure to fluctuating equipment values. In 2008, approximately 87.3% of our total operating expenses were variable in nature.

•

Reduced capital expenditures. Limiting our investment in tractors and trailers reduces our capital needs and allows us to grow organically using relatively small amounts of cash. This allows us to conserve our financial resources to fund our expansion strategy, including acquisitions. Our operating revenues have grown from $213.3 million in 2001 to $759.5 million in 2008, while we have spent an aggregate of $72.2 million on capital expenditures over the same period of time, excluding property and equipment acquired in connection with the acquisitions of businesses.

•

Higher financial returns. Given similar operating performance, we believe that our low fixed costs and capital expenditure requirements will produce higher returns on our assets than many of our asset-based competitors. We manage our business with a view toward enhancing these returns. In 2008, we achieved a 7% return on average assets.

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

Growth Strategy

We believe that our flexible business model offers us substantial opportunities to grow. By continuing to implement our strategy, we believe that we can continue to increase our revenues and profitability, while generating a higher return on assets than many of our asset-based competitors. The key elements of our strategy are as follows:

•

Grow our brokerage operations. Our brokerage services have grown substantially, expanding to $208.3 million in operating revenues in 2008 from $25.7 million in 2001, a compound annual growth rate of 34.8%. In 2008, brokerage services accounted for 27.4% of our operating revenues. We encourage our agents to generate shipping contracts above the levels that can be accommodated by our owner-operators and provide the training and management information systems that enable our agents to broker these contracts to third party carriers. We intend to continue to grow this business because it requires little capital and gives our agents an opportunity to expand their revenues.

•

Make strategic acquisitions. Acquisitions have been an important part of our growth and we continually evaluate strategic acquisition opportunities. Our acquisition plan is to focus on targets that are primarily non-asset based, but we also will consider companies that derive a portion of their business from asset-based operations. Since our predecessor was founded in 1981, we have successfully integrated 20 acquisitions, 17 of which we have consummated between October 2000 and December 2008. Our operational integration strategy is to centralize administrative functions of acquired businesses at our headquarters, while maintaining the localized operations of the acquired businesses and maintaining the target’s network of agents and owner-operators. We believe that allowing most of our acquired businesses to continue to operate under their pre-acquisition names, in their original regions and with the same agents and owner-operators enables us to maintain the loyalty of the agents and owner-operators and continue pre-existing customer relationships.

•	Expand our network of agents and owner-operators. Increasing the number of agents and owner-operators has also been driver of our historical growth. We intend to continue to recruit qualified

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

•

Expand our intermodal support services. Our intermodal support services have grown from $28.9 million in operating revenues in 2001 to $113.0 million in 2008, a compound annual growth rate of 21.5%. We intend to continue the growth of this business by expanding our service offerings, acquiring or renting additional intermodal facilities and also expanding our network of intermodal agents. We will evaluate future intermodal facility sites based on regional and international shipping volumes and market saturation. We currently operate eight full service container yards located in the mid-western and south-western United States. These facilities provide container and chassis inventory systems, full service repair facilities, and overhead lift capabilities. U.S. Customs has approved our Dearborn, Michigan facility as a container freight station. With the assistance of our container and chassis management services, we are able to offer steamship companies a neutral facility to store, repair, and track their equipment for future use. At our container freight station in Michigan, we can transfer bonded freight between overseas containers and other equipment for delivery to its final destination. We believe that providing container and chassis management as well as bonded customs services will allow us the opportunity to provide additional services for these customers.

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

•

Truckload. Our truckload operations represented approximately $438.2 million, or 57.7%, of our operating revenues in 2008. We transport a wide variety of general commodities, including machinery, building materials, paper, food, consumer goods, automotive parts, furniture, steel and other metals on behalf of customers in various industries.

•	Brokerage. Our brokerage operations represented approximately $208.3 million, or 27.4%, of our operating revenues in 2008. We broker freight to third party transportation providers through our agent network at times when we generate more freight business than we can service with our available owner-operators. These transportation providers may include competing truckload carriers or, occasionally, shipper-owned and operated private motor carrier transport fleets with excess capacity.

•

Intermodal support services. Our intermodal support services represented $113.0 million or 14.9% of our operating revenues in 2008. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer.

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

Agents

Our agents provide the primary interaction with our shippers. Approximately 74.3% of the freight we hauled in 2008 was solicited and controlled by our agents, with the remaining 25.7% generated by company-managed terminals and our CrossRoad Carriers subsidiary. Of our approximately 690 agents, 409 generated more than $100,000 of operating revenues and 157 generated more than $1.0 million of operating revenues, in 2008. Our agents typically focus on a small number of shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

We believe that our commission schedule, prompt payment practices, industry reputation, financial stability, back-office support and national freight network are attractive to agents and we have grown from 209 agents who generated more than $100,000 of operating revenues in 2000 to 409 who generated more than $100,000 of operating revenues in 2008. Our top 100 agents in 2008 generated 50.8% of our annual operating revenues. We generally pay our full-service agents a commission of 8% of revenue generated, excluding fuel surcharges. While we have signed agreements with most of our newer agents, we rely on verbal agreements with most of our long-term agents. We believe that very few of our agents work exclusively with us. The loss of any large-volume agent or a significant decrease in volume from one of these agents could have a materially adverse effect on our results of operations.

Owner-Operators

Owner-operators are individuals who own, operate and maintain one or more tractors that they either provide drivers for, or drive themselves. Our owner-operators provide us with approximately 3,400 tractors, which represent substantially all of the tractors used in our business. Owner-operators also may own trailers that they provide to us in addition to their tractor and driving services. Our owner-operators provide approximately 2,800 trailers, which represent over 50% of the trailers we use in our business. Owner-operators are responsible for all expenses of owning and operating their equipment, including the wages and benefits paid to any drivers, fuel, physical damage insurance, maintenance, fuel taxes, highway use taxes and debt service.

We believe that our commission schedule, prompt payment practices, financial stability, back-office support and national freight network are attractive to owner-operators. The number of tractors provided by our owner-operators has grown from 2,266 at December 31, 2001 to 3,424 at December 31, 2008, a compound annual growth rate of 6.0%. We generally pay our owner-operators a commission of 75% of the revenue generated from the freight they haul, if both a tractor and trailer are supplied. We also pass on 100% of any fuel surcharges we receive and a portion of other accessorial charges (at the commission rate) to our owner-operators. Most owner-operators are recruited directly by our agents. All owner-operators enter into standard, short-term written contracts with one of our operating subsidiaries that can be terminated by either party on short notice.

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

Customers

We provide our truckload, brokerage and intermodal support services throughout the United States and in the Canadian provinces of Ontario and Quebec to a wide variety of shippers, including a number of Fortune 500 and multi-national companies across a wide variety of industries. Our largest concentration of customers comes from the steel and automotive industries geographically located throughout the United States. In addition, a significant portion of our revenue results from our providing capacity to other transportation companies who aggregate loads from a variety of shippers in these and other industries. No single customer has accounted for more than 5% of our operating revenues in 2006, 2007 or 2008, and the aggregate operating revenues generated by our top ten customers did not account for more than 18% of our operating revenues in any such year. We believe the diversity of our customers and their industries lessens the impact of business cycles affecting any one company or industry.

Revenue Equipment

We offer our customers a wide range of transportation services by utilizing a diverse fleet of trailing equipment provided by us and our owner-operators. At December 31, 2008, our owner-operators provided us with approximately 3,400 tractors and 2,800 trailers. At December 31, 2008, the Company owned approximately 60 tractors and 1,600 trailers.

Insurance

We maintain auto liability, workers compensation and general liability insurance with licensed insurance carriers. We are self-insured for all cargo and equipment damage claims. Insurance and claims expense represents premiums paid by us and the accruals made for claims within our self-insured retention amounts. The accruals are primarily related to auto liability, cargo and equipment damage claims. A liability is recognized for the estimated cost of all self-insured claims and for claims expected to exceed our policy limit, based on our knowledge of the facts and, in certain cases, opinions of outside counsel, including estimates of incurred but not reported claims based on historical experience. We may also make accruals for personal injury and property damage to third parties, and workers’ compensation claims if a claim exceeds our insurance coverage.

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

On January 4, 2004, new FMCSA hours-of-service regulations took effect. However, after nine months of operation under the new regulations, citizens’ advocacy groups successfully challenged the new regulations in court, alleging that they were developed without properly considering issues of driver health. Subsequently, on October 1, 2005, the FMCSA again revised the hours of service regulations to address the concerns noted by the federal court. The only significant change effecting our operations is the new requirement that at least one of the two periods of a recognized sleeper berth break be at least 8 consecutive hours. Previously, a driver could accumulate the required 10-hour sleeper berth break in two separate periods as long as each period was at least 2 hours and the two periods combined equaled 10 hours. On July 24, 2007, the court struck down the 2005 FMCSA provisions relating to the 11-hour drive time and 34-hour restart provisions. In December 2007, the FMCSA submitted and passed an Interim Final Rule (IFR) preserving the 2005 drive time and restart provisions.

In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, the FMCSA adopted the final provisions of its December 2007 IFR, which allows commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hour workday and mandates at least 10 consecutive off-duty hours between workdays. The ruling also allows drivers to continue to restart their calculations of weekly on-duty time limits after having at least 34 consecutive hours off-duty. Advocacy groups may continue to challenge the final rule and we are unable to predict how a court may rule on such challenges. We will continue to monitor the actions of the FMCSA.

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

Employees

At December 31, 2008, we employed 649 individuals. None of our employees is represented by a collective bargaining unit. We believe that our employee relations are good.

Available Information

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. Our website address is www.goutsi.com. The SEC maintains a website at www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.

ITEM 1A:	RISK FACTORS

We primarily rely on owner-operators to provide transportation services to our customers, and continued reliance primarily on owner-operators, as well as reductions in our pool of available driver candidates could limit our growth.

The transportation services that we provide are primarily carried out by owner-operators who are generally responsible for paying for their own equipment, fuel and other operating costs. Our owner-operators provide substantially all of the tractors and over 50% of the trailers used in our business. Owner-operators make up a relatively small portion of the pool of all truck drivers. Thus, continued reliance primarily on owner-operators could limit our ability to grow. In addition, the following factors recently have combined to create a difficult operating environment for owner-operators:

•	increases in the prices of new and used tractors;

•	a tightening of financing sources available to owner-operators for the acquisition of equipment;

•	high fuel prices; and

•	increases in insurance costs.

In recent years, these factors have caused many owner-operators to join company-owned fleets or to exit the industry entirely. As a result of the smaller available pool of qualified owner-operators, the already strong competition among carriers for their services has intensified. Due to the difficult operating environment and intense competition, turnover among owner-operators in the trucking industry is high. In 2008, turnover among our owner-operators was approximately 92%. Additionally, our agreements with our owner-operators are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified owner-operators to replace those who have left our fleet. If we are unable to retain our existing owner-operators or recruit new owner-operators, it could have a materially adverse effect on our business and results of operations.

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

We compete with other trucking companies that utilize agent networks both to recruit quality agents and for the business that they generate, which typically involves both competition with respect to the freight rates that we charge shippers and the compensation paid to the agents. There can be no assurance that we will be able to retain our agents or that our agents will continue to refer to us the amount of business that they have in the past. In 2008, 157 of our agents generated more than $1.0 million in operating revenues each and our five largest revenue-producing agents generated an aggregate of approximately 9.8% of our operating revenues. If we were to lose the service of an agent or agents responsible for a significant portion of our operating revenues or if any such agent or agents were to significantly reduce the volume of business that they refer to us, it would have a materially adverse effect on our operating revenues and results of operations. Further, if we were required to increase the compensation we pay to agents in order to retain, or maintain business volumes with them, our operating results would be adversely affected to the extent that we could not pass these increased costs on to our customers.

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

Our insurance premiums continue to increase over our historical levels and as a result we expect our insurance and claims expense to continue to increase over historical levels, even if we do not experience an increase in the number of insurance claims. Insurance carriers have significantly raised premiums for many businesses, including trucking companies. If this continues, the cost of maintaining our insurance would increase. In addition, if we decide to increase our insurance coverage in the future, our costs would be expected to further increase.

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

Our owner-operators bear the costs of operating their tractors, including the cost of fuel and fuel taxes. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. For example, average weekly diesel fuel prices ranged from $2.33 per gallon to $3.88 per gallon in the fourth quarter 2008, compared with $3.04 per gallon to $3.44 per gallon in the fourth quarter of 2007. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. These arrangements will not fully protect our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. Our owner-operators also may seek higher compensation from us in the form of higher commissions, which could have a materially adverse effect on our results of operations. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our business and results of operations.

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

In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, the FMCSA adopted the final provisions of its December 2007 IFR, which allows commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hour workday and mandates at least 10 consecutive off-duty hours between workdays. The ruling also allows drivers to continue to restart their calculations of weekly on-duty time limits after having at least 34 consecutive hours off-duty. Advocacy groups may continue to challenge the final rule and we are unable to predict how a court may rule on such challenges. We will continue to monitor the actions of the FMCSA.

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

We may be required to write down goodwill and other intangible assets, causing our financial condition and results to be negatively impacted.

When we acquire a business, a portion of the purchase price is allocated to goodwill and other identifiable intangible assets. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the our acquisitions. At December 31, 2008, our goodwill and other identifiable intangible assets were approximately $28.6 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment on the 1st day of our 3rd fiscal quarter. During the third quarter of 2008 we completed our impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2008. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our financial results.

We may be subject to additional impairment charges due to further declines in the fair value of our equity securities.

As of December 31, 2008, we held equity securities with a fair value of $8.8 million as short term investments. Holding equity securities subjects us to fluctuations in the market value of our investment portfolio based on current market prices. Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge is included in the determination of net income. During 2008, the Company recorded pre-tax other-than-temporary impairment charges of $3.6 million for marketable equity securities classified as available-for-sale. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

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

ITEM 1B: UNRESOLVED SECURITIES & EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan. We own our corporate administrative offices, as well as terminal yards in the following locations: Dearborn, Michigan; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Cleveland, Ohio; Gary, Indiana; Millwood, West Virginia; Dallas, Texas and Garden City, Georgia; offices in Hammond, Indiana; Tampa, Florida; Houston, Texas and a condominium in Monroeville, Pennsylvania. As of December 31, 2008, our subsidiaries also leased 48 office, terminal and yard facilities in various cities and states. The leased facilities are generally leased on a month-to-month basis and 12 of these facilities are leased from affiliates of CenTra, an entity controlled by our majority shareholders. We believe that all of the properties we lease from affiliates of our majority shareholders are leased at market rates. We believe that all of the properties leased by us are suitable for their purposes and adequate to meet our needs.

ITEM 3: LEGAL PROCEEDINGS

The nature of our business routinely results in litigation incidental to the ordinary course of our business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, we believe all such litigation is adequately covered by insurance or otherwise reserved for and that adverse results in one or more of those cases would not have a materially adverse effect on our financial condition, operating results and cash flows.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted on by security holders during the fourth quarter of 2008.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “UACL”. Our common stock began trading on February 11, 2005, the date of our initial public offing. Prior to such date, there was no public market for our common stock. The following table shows the reported high and low sales prices of our common stock for the periods indicated

	2008		2007
Fiscal Period	High	Low	High	Low
First Quarter	$22.20	$16.34	$28.51	$21.92
Second Quarter	$25.17	$18.95	$27.76	$18.93
Third Quarter	$27.85	$20.63	$23.62	$16.25
Fourth Quarter	$24.36	$12.40	$23.87	$15.83

The reported last sale price per share of the Common Stock as quoted through the NASDAQ Global Select Market on March 2, 2009 was $12.09 per share. The number of shareholders of record on March 2, 2009, was 4. However, we estimate that we have a significantly greater number of shareholders because a substantial number of our common shares are held by brokers or dealers for their customers.

Dividends

Historically, we have not paid dividends and no dividends or distributions on our common stock were paid during 2006, 2007 or 2008. However, on February 25, 2009, the board of directors declared a special one-time cash dividend of $1.00 per common share payable to stockholders of record on March 7, 2009. As a result of the special dividend, a total of approximately $16.0 million will be paid on our 16.0 million common shares outstanding. We currently intend to retain any future earnings to finance the growth, development and expansion of our business and do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

Limitations on our ability to pay dividends are described under the section captioned “Liquidity and Capital Resources—Unsecured Line of Credit” in Item 7 of this Form 10-K.

Equity Compensation Plan Information

We maintain one stock incentive plan, the 2004 Stock Incentive Plan. In December 2004, our Board of Directors approved, effective upon completion of our initial public offering, the issuance of 260,000 stock options to employees under such plan. These options were issued on February 11, 2005. Through December 31, 2008, 4,983 of these options were exercised and 65,017 were forfeited. For more information on the 2004 Stock Incentive Plan, see Note 14 to the Consolidated Financial Statements, included in Item 8 of this report. The following table presents information related to securities authorized for issuance under this plan at December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	190,000	$22.50	240,000

Total	190,000	$22.50	240,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding the Company’s purchases of its Common Stock during the period from September 28, 2008 to December 31, 2008, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
September 28, 2008			34,300	765,700
Sept. 28, 2008 – Oct. 25, 2008	47,300	$14.33	81,600	718,400
Oct. 26, 2008 – Nov. 22, 2008	29,300	13.52	110,900	689,100
Nov. 23, 2008 – Dec. 31, 2008	4,200	15.19	115,100	684,900

Total	80,800	$14.08	115,100	684,900

On November 6, 2007, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market. No specific expiration date has been assigned to the authorization.

Performance Graph

The graph below matches the cumulative 46-month total return of holders of Universal Truckload Services, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 2/10/05 and tracks it through 12/31/2008.

	2/05	12/05	12/06	12/07	12/08
Universal Truckload Services, Inc.	100.00	115.00	118.75	95.80	70.80
NASDAQ Composite	100.00	108.13	121.18	132.31	77.09
NASDAQ Transportation	100.00	117.80	133.51	135.58	97.28

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented. The selected historical balance sheet data at December 31, 2008, 2007, 2006, 2005, and 2004 and the selected historical statement of income data for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 have been derived from our audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K. The following financial and operating data may not be indicative of our future performance.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$759,517	$680,359	$641,627	$531,339	$362,016
Operating expenses:
Purchased transportation	592,982	520,064	491,840	406,367	269,687
Commissions expense	47,333	45,081	40,360	34,678	27,354
Other operating expense	9,510	9,429	8,642	6,596	5,268
Selling, general and administrative	52,036	48,418	46,137	37,354	27,640
Insurance and claims	21,388	21,178	15,828	14,334	9,602
Depreciation and amortization	9,638	8,163	5,730	4,344	3,913

Total operating expenses	732,887	652,333	608,537	503,673	343,464

Income from operations	26,630	28,026	33,090	27,666	18,552
Interest and non-operating expense (income), net	2,375	(944)	(1,043)	(425)	777

Income before provision for income taxes	24,255	28,970	34,133	28,091	17,775
Provision for income taxes	9,369	11,134	13,124	10,924	6,657

Net income	$14,886	$17,836	$21,009	$17,167	$11,118

Earnings per common share:
Basic	$0.93	$1.11	$1.30	$1.12	$1.11
Diluted	0.93	1.11	1.30	1.12	1.11
Average common shares outstanding:
Basic	16,073	16,115	16,118	15,372	10,023
Diluted	16,077	16,122	16,159	15,372	10,023
Cash dividends per common share (1)	$—	$—	$—	$4.99	$0.31

Balance Sheet Data (end of year):
Cash and cash equivalents	$28,767	$5,416	$5,008	$5,342	$904
Total assets	211,547	207,188	190,900	158,666	106,544
Line of credit and long-term debt, including current portion	820	910	1,000	—	37,998
Total shareholders’ equity (deficit)	164,477	151,442	134,453	113,172	(16,825)

Other Financial Data (unaudited):
Pretax margin	3.2%	4.3%	5.3%	5.3%	4.9%
EBITDA (2)	$33,881	$36,811	$39,509	$32,370	$22,465
Capital expenditures (3)	$10,108	$14,774	$15,530	$11,626	$5,007
Return on average assets (4)	7.1%	9.0%	12.0%	12.9%	12.8%

Operating Data (unaudited):
Number of agents (5)	409	425	395	357	359
Average number of tractors provided by owner-operators	3,618	3,776	3,420	2,754	2,306
Number of employees	649	642	644	494	460
Operating revenues per loaded mile (6)	$2.74	$2.34	$2.36	$2.21	$1.90
Operating revenues per load (6)	$1,175	$1,031	$1,032	$966	$922
Average length of haul (in miles) (6)	429	439	437	436	484
Number of loads (6)	531,716	529,497	492,305	453,676	349,453

(1)	Does not include $6.4 million of in-kind distributions paid to CenTra in 2004.
(2)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. Our management believes that the presentation of EBITDA included in this Form 10-K provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Although our management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business. EBITDA is not measured under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. Investors also should note that our presentation of EBITDA may not be comparable to similarly titled measures used by other companies.

EBITDA is calculated in the following manner for each of the periods presented:

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Net income	$14,886	$17,836	$21,009	$17,167	$11,118
Add (subtract):
Interest (income) expense, net	(12)	(322)	(354)	(65)	777
Provision for income taxes	9,369	11,134	13,124	10,924	6,657
Depreciation and amortization	9,638	8,163	5,730	4,344	3,913

EBITDA	$33,881	$36,811	$39,509	$32,370	$22,465

(3)	Excludes property and equipment acquired in connection with the acquisition of businesses in each period as follows: $7.7 million in 2004, $3.8 million in 2006, and $1.2 million in 2008. 2005 excludes $4.9 million in trailers acquired in a trailer exchange with CenTra.
(4)	Net income divided by total average assets during the period. Average assets are the sum of our total assets at the end of the fiscal year and our total assets at the end of the prior fiscal year divided by two.
(5)	Includes only those agents who generated at least $100,000 in operating revenues during the period indicated.
(6)	Includes fuel surcharges and excludes operating data from our intermodal support services and the operating results of CrossRoad Carriers in order to improve the relevance of the statistical data related to our truckload and brokerage services and improve the comparability to our peer companies.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our owner-operators provided us with approximately 3,400 tractors and approximately 2,800 trailers, which represented substantially all of the tractors and over 50% of the trailers used in our business. Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. In 2008, approximately 87.3%, of our total operating expenses were variable in nature. Our capital expenditures for 2008 were $10.1 million. In 2008, our return on average assets was 7.1%.

Over the past seven years, our operating revenues have increased to $759.5 million in 2008 from $213.3 million in 2001, a compounded annual growth rate of 19.9%. Our net income has increased to $14.9 million in 2008 from $5.2 million in 2001, a compounded annual growth rate of 16.2%. We have achieved this growth through a mixture of organic growth and acquisitions. We expect to continue to make strategic acquisitions of companies that complement our non-asset based business model, as well as companies that derive a portion of their revenues from asset based operations. We believe that our willingness to expand our business to include a portion of asset based operations will expand the universe of potential acquisition targets, as most companies that we consider acquiring use a combination of asset based and non-asset based operations. We also intend to continue our organic growth, primarily by recruiting new agents and increasing the productivity of our existing agents. We believe that increasing our agent network is critical to our ability to penetrate new shipping markets and also to expand our network of owner-operators.

In January 2005, we acquired Xxtreme Trucking, LLC, or Xxtreme, for $100,000 in cash. Xxtreme is a regional provider of truckload and brokerage services primarily in the Southern United States.

In October 2005, we acquired Marc Largent, Inc., or Largent, for $873,000 in cash. Largent is a regional provider of intermodal services primarily in the Western United States.

In November 2005, we acquired Diamond Logistics of Houston, Inc., or Diamond, for $475,000 in cash. We were also required to pay additional cash consideration to the former owners of Diamond based on a percentage of revenues generated through November 2008 totaling $72,000. Diamond is a regional provider of intermodal services primarily in the Southwestern United States.

In January 2006, we acquired certain assets of Assure Intermodal, LLC, or Assure, for $2,730,000 in cash. We are also required to pay additional cash consideration to the former owner of Assure based on a percentage of revenues generated through January 2009. Assure is a regional provider of intermodal services primarily in the Southern United States.

In February 2006, we acquired certain assets of Djewels, Inc., or Djewels, for $1,100,000 in cash. We are also required to pay additional cash consideration to the former owners of Djewels based on a percentage of revenues generated through February 2009. Djewels is a regional provider of intermodal services primarily in the Western United States.

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

In January 2008, we acquired certain assets of Trimodal, Inc., or Trimodal, for $1,777,000 through an Asset Purchase Agreement. Trimodal is a regional provider of intermodal services in the Midwestern United States. Trimodal operates as part of Mason Dixon Intermodal, Inc.

In June 2008, we acquired certain assets of Overnite Express, Inc., or Overnite, for $1,976,000 through an Asset Purchase Agreement. We are also required to pay cash consideration to the former owners of Overnite based on a percentage of revenues generated during the period from July 1, 2008 to June 30, 2010. Overnite is a regional provider of van trucking services in the Midwestern United States. Overnite operates as part of Universal Am-Can, Ltd.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the years ended December 31, 2008, 2007, and 2006, presented as a percentage of operating revenues:

	Year Ended December 31,
	2008	2007	2006
Operating revenues	100%	100%	100%
Operating expenses:
Purchased transportation	78.1	76.4	76.7
Commissions expense	6.2	6.6	6.3
Other operating expenses	1.3	1.4	1.3
Selling, general and administrative	6.9	7.1	7.2
Insurance and claims	2.8	3.1	2.5
Depreciation and amortization	1.3	1.2	0.9

Total operating expenses	96.5	95.9	94.8

Operating income	3.5	4.1	5.2
Interest and non-operating income (expense), net	(0.3)	0.1	0.2

Income before provision for income taxes	3.2	4.3	5.3
Provision for income taxes	1.2	1.6	2.0

Net income	2.0%	2.6%	3.3%

2008 Compared to 2007

Operating revenues. Operating revenues increased by $79.2 million, or 11.6%, to $759.5 million for 2008 from $680.4 million for 2007. Approximately, $38.5 million of the increase in operating revenues is attributable to our acquisitions made since the fourth quarter of 2007. The increase in operating revenues relating to these acquisitions consisted of a $25.5 million increase in truckload operations, a $3.9 million increase in brokerage operations, and a $9.1 million increase in intermodal operations. The remaining increase of $40.7 million was principally a result of increased fuel surcharges and higher operating revenues per loaded mile. Our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.39 for 2008 from $2.12 for 2007. Additionally, fuel surcharges increased by $35.5 million or 54.0% to $101.3 million in 2008 from $65.8 million in 2007. These increases were partially offset by a decrease in the number of loads in our truckload and intermodal operations. Excluding the effects of acquisitions made since the 4th quarter 2007, revenue from our truckload operations increased by $10.6 million, or 2.6%, to $412.7 million for 2008 from $402.1 million for 2007. Excluding the effects of our acquisitions since 4th quarter 2007, revenue from our brokerage operations increased by $32.6 million, or 19.0%, to $204.4 million for 2008 compared to $171.8 million for 2007. Excluding the effects of our 2008 acquisitions, revenue from our intermodal support services decreased by $2.5 million, or 2.4%, to $103.9 million for 2008 from $106.5 million for 2007.

Purchased transportation. Purchased transportation increased by $72.9 million or 14.0% to $593.0 million for 2008 from $520.1 million for 2007. As a percentage of operating revenues, purchased transportation expense increased to 78.1% for 2008 from 76.4% for 2007. The absolute increase was primarily due to the growth in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party carriers. The increase in purchased transportation as a percentage of revenue was primarily due to a $35.5 million increase in fuel surcharges, which are passed through to owner-operators, a greater mix of brokerage revenue, which historically yield higher purchased transportation rates as compared to truckload and intermodal revenue, and a lower mix of intermodal revenue, which historically yield lower transportation rates compared to truckload and brokerage revenue.

Commissions expense. Commissions expense increased by $2.3 million, or 5.0%, to $47.3 million for 2008 from $45.1 million for 2007. As a percentage of operating revenues, commissions expense decreased to 6.2% for 2008 compared to 6.6% for 2007. The absolute increase was primarily due to the growth in our operating revenues. The decrease in commissions expense as a percent of revenues is primarily the result of a $35.5 million increase in fuel surcharges included in operating revenues, which are passed to our owner-operators at 100%, thus no commissions are paid. Excluding fuel surcharges, as a percentage of revenues, commissions expense decreased slightly by 0.1% to 7.2% for 2008 compared to 7.3% for 2007.

Other operating expense. Other operating expense increased by $0.1 million, or 0.9%, to $9.5 million for 2008 from $9.4 million for 2007. As a percentage of operating revenues, other operating expense decreased slightly in 2008 to 1.3% from 1.4% for 2007. The absolute increase was primarily due to the additional operating expenses attributable to our acquisitions made in 2008.

Selling, general and administrative. Selling, general and administrative expense increased by $3.6 million, or 7.5%, to $52.0 million for 2008 from $48.4 million for 2007. As a percentage of operating revenues, selling, general and administrative expense decreased to 6.9% for 2008 from 7.1% for 2007. The absolute increase in selling, general and administrative expense was primarily the result of a $2.2 million increase in salaries, wages and benefit cost attributed to our acquisitions made since 4th quarter 2007, $1.0 million increase in building rents from additional rental costs related to our 2008 acquisitions and general rent increases, and an increase in travel costs for training and acquisition related travel of $0.4 million.

Insurance and claims. Insurance and claims expense increased by $0.2 million, or 1.0%, to $21.4 million for 2008 from $21.2 million for 2007. As a percentage of operating revenues, insurance and claims decreased to 2.8% for 2008 from 3.1% for 2007. The absolute increase was due primarily to an increase in auto liability insurance premiums and claims expense and an increase in cargo claim expense.

Depreciation and amortization. Depreciation and amortization increased by $1.5 million, or 18.1%, to $9.6 million for 2008 from $8.2 million for 2007. As a percent of operating revenues, depreciation and amortization increased to 1.3% for 2008 compared to 1.2% for 2007. The absolute increase was primarily the result of a $0.9 million increase in depreciation on our capital expenditures and additional equipment acquired in connection with our 2008 acquisitions and a $0.6 million increase in amortization expense relating to our acquisitions since 4th quarter 2007.

Other non-operating income (expense). Other non-operating expense for 2008 was $2.4 million compared to other non-operating income of $0.6 million for 2007. Included in other non-operating expense in 2008 were $3.6 million of pre-tax charges for other-than-temporary impairments of marketable equity securities classified as available-for-sale. Excluding these charges, there was an increase in other non-operating income of $633 thousand or 102% which was primarily the result of increased dividends on available-for-sale investments.

Interest income, net. Net interest income for 2008 was $12 thousand compared to net interest income of $322 thousand for 2007. The decrease in net interest income of $310 thousand or 96.1% resulted from a decrease in interest rates on our invested balances and an increase in interest expense of $81 thousand resulting from the Company drawing down $19.0 million on its available line of credit during the fourth quarter of 2008.

Provision for income taxes. Provision for income taxes decreased by $1.8 million, or 15.9%, to $9.4 million for 2008 from $11.1 million for 2007. The effective income tax rate was 38.6% for 2008 compared to 38.4% for 2007, based upon our income before provision for income taxes.

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

Other non-operating income. Non-operating income for 2007 was $622 thousand compared to $689 thousand for 2006. The decrease of $67 thousand or 9.7% was primarily the result of decreased dividends on available-for-sale investments, which was partially offset by an increase in realized gains on available-for-sale securities.

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

Liquidity and Capital Resources

Our primary sources of liquidity are the funds generated by operations and our revolving unsecured line of credit with KeyBank.

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

In 2008, we have made capital expenditures totaling $10.1 million. These expenditures can be segregated into equipment purchases totaling $5.9 million and real property acquisitions totaling $4.2 million. Equipment purchases consist primarily of tractors, trailers, computer equipment and other miscellaneous equipment. Real property acquisitions consist of land and buildings and land improvements.

In 2009, exclusive of acquisitions, we expect to incur capital expenditures of $3.2 million to $6.0 million relating to real property acquisitions, renovations and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $1.6 million to $2.1 million for tractors, trailers and other equipment.

Additionally, in the 1st quarter of 2009, we expect to pay a special cash dividend of $16.0 million. The Company intends to use cash and cash equivalents to fund this payment and expects to maintain sufficient liquidity for operational needs after funding this payment.

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

On March 31, 2008, the Company closed the $20.0 million line of credit with First Tennessee Bank because the Company had completed its transition of banking activities to KeyBank.

Unsecured Line of Credit

The Company and KeyBank National Association, or KeyBank, entered into a First Amendment to Loan Agreement and First Amendment to Promissory Note, or the Agreement, dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, amending the previous loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008, which terminated due to the expiration of its term. Under the amended Agreement with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 1.5% at December 31, 2008). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2008, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at December 31, 2008, and there were $839,000 letters of credit issued against the line. The Agreement will not restrict our ability to pay the special dividend of $16.0 million as approved by the Board of Directors on February 25, 2009.

Discussion of Cash Flows

At December 31, 2008, we had cash and cash equivalents of $28.8 million compared to $5.4 million at December 31, 2007. The increase in cash and cash equivalents of $23.4 million in 2008 resulted from $34.5 million in cash generated from operations, offset by $9.9 million in cash used in investing activities and $1.2 million in cash used in financing activities.

The $34.5 million in cash provided by operations was primarily attributed to $14.9 million of net income and $9.6 million of non-cash charges for depreciation and amortization, $3.6 million of impairment charges on marketable securities classified as available–for-sale, $1.5 million of non-cash charges for bad debt expense, and a decrease in the working capital position of the Company of $7.1 million. The decrease in the working capital position is primarily the result of a decrease in accounts receivable and related amounts payable to drivers due to the lower revenue volumes near the close of 2008 and a decrease in prepaid expenses and other due to lower prepaid insurance and rents.

The $9.9 million in net cash used in investing activities for 2008 consisted primarily of capital expenditures of $10.1 million and $4.3 million for the acquisition of businesses. In addition, the Company purchased and sold marketable securities totaling $12.5 million and $17.3 million, respectively.

In the 1st quarter of 2009, we expect to pay a special cash dividend of $16.0 million. The Company expects to use cash and cash equivalents to fund this payment.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Payments due by period
Contractual Obligations		Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-Term Debt	$820	$90	$730	$—	$—
Operating Lease Obligations	3,187	1,744	1,443	—	—
Purchase Obligations	2,792	2,792	—	—	—

Total	$6,799	$4,626	$2,173	$—	$—

The long-term debt represents the amount due under the loan from the County of Cuyahoga, Ohio, upon maturity and the un-forgiven amounts to be forgiven provided the Company meets the conditions for forgiveness at each measurement period. The above purchase obligations relate to firm purchase commitments for properties and trailers. As of December 31, 2008, the total amount of gross unrecognized tax benefits was $537,000. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities.

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

As of December 31, 2008, we did not have any reserves for workers’ compensation or general liability claims. We do establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition and results of operations.

Valuation of Long-Lived Asset, including Goodwill and Intangible Assets

Under Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets”, we are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment on the 1st day of our 3rd fiscal quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The goodwill impairment test is a two-step test. Under the first step, we compare the fair value of each of the Company’s reporting units with goodwill to their related carrying values. If the fair value of a reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions. The Company estimates the fair value of its reporting units utilizing the income approach through the application of a discounted cash flow analysis. Key assumptions used to determine the fair value of each reporting unit are: (a) future expected cash flows; (b) estimated residual growth rates; and (c) discount rates, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital of 14.8%. Additionally, the Company considers its market capitalization in comparison to the fair value of its reporting units. During the third quarter of 2008, we completed our goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded the carrying value of its net assets. Accordingly, no impairment loss was recognized.

We evaluate the carrying value of long-lived assets, other than goodwill, for impairment by analyzing the operating performance and anticipated future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Our projection of future cash flows, the level of actual cash flows, the methods of estimation used for determining fair values and salvage values can impact impairment. Any changes in management’s judgments could result in greater or lesser annual depreciation and amortization expense or impairment charges in the future. Depreciation and amortization of long-lived assets is calculated using the straight-line method over the estimated useful lives of the assets.

Other-than-temporary Impairments

Periodically, we review all available-for-sale securities for other-than-temporary impairment in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and SEC Staff Accounting

Bulletin, or SAB, No. 59, which has been codified as SAB Topic 5.M “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”. An impairment that is an other-than-temporary impairment is a decline in the fair value of a security below its cost basis attributable to factors that indicate the cost basis in the security may not be recoverable in the near term. The determination of an other-than-temporary impairment is a subjective process, and requires judgment and assumptions that could affect the timing of loss realization. We consider several factors including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our ability intent and ability to hold these securities for a sufficient period of time to allow for a recovery. If, in our judgment, the impairment is determined to be other-than-temporary impairment, the cost basis of the security is written down to the then-current market value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. Gross unrealized holding losses of $1.6 million as of December 31, 2008 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

Recently Issued Accounting Pronouncements Not Currently Effective

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of Statement 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP FAS 157-2 is effective for the Company as of January 1, 2009. The Company is in the process of evaluating the impact, if any, of applying these provisions on its financial position and results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is affected by changes in interest rates. Our unsecured line of credit with Key Bank bears interest at a floating rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05%. Accordingly, changes in the Prime Rate or LIBOR would affect the interest rate on and therefore our cost under the line of credit. We currently do not have an outstanding balance under our line of credit.

Included in cash and cash equivalents is $26.4 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

We did not have any interest rate swap agreements as of December 31, 2008.

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

Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income. Gross unrealized holding losses of $1.6 million as of December 31, 2008 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary. See Part II, Item 8, Note 1(e) of “Notes to Consolidated Financial Statements.”

As of December 31, 2008 the fair value of equity securities held as short term investments was $8.8 million compared to $8.4 million at December 31, 2007. The increase during the year ended December 31, 2008 represents additional purchases of $5.8 million, partially offset by other-than-temporary charges of $3.6 million on our remaining holdings, sales of $0.8 million, and other net unrealized holding losses of $1.0 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $880 thousand.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services Inc.:

We have audited the accompanying consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Truckload Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Detroit, Michigan

March 11, 2009

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(In thousands, except share data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$28,767	$5,416
Marketable securities	8,808	17,961
Accounts receivable—net of allowance for doubtful accounts of $4,486 and $3,874, respectively	70,590	86,626
Due from CenTra and affiliates	—	44
Prepaid income taxes	—	239
Prepaid expenses and other	4,189	4,768
Deferred income taxes	5,759	3,197

Total current assets	118,113	118,251

Property and equipment	87,305	77,588
Less accumulated depreciation	(25,971)	(20,439)

Property and equipment—net	61,334	57,149

Goodwill	11,891	11,031
Intangible assets—net of accumulated amortization of $9,260 and $6,165, respectively	16,682	17,121
Other assets	3,527	3,636

Total assets	$211,547	$207,188

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, including related party amounts of $156 and $465, respectively	20,219	29,975
Accrued expenses and other current liabilities	19,421	18,468
Income taxes payable	365	—
Due to CenTra and affiliates	35	—

Total current liabilities	40,040	48,443

Long-term liabilities:
Long-term debt	820	910
Deferred income taxes	5,351	5,146
Other long-term liabilities	859	1,247

Total long-term liabilities	7,030	7,303

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 16,007,383 and 16,093,283 shares outstanding at December 31, 2008 and December 31, 2007, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury stock, at cost; 115,100 and 29,200 shares at December 31, 2008 and December 31, 2007, respectively	(1,703)	(480)
Retained earnings	70,898	56,012
Accumulated other comprehensive (loss)—unrealized holding loss on available-for-sale securities, net of taxes of $475 and $82, respectively	(754)	(126)

Total shareholders’ equity	164,477	151,442

Total liabilities and shareholders’ equity	$211,547	$207,188

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2008, 2007, and 2006

(In thousands, except per share data)

	2008	2007	2006
Operating revenues:
Truckload, including related party amounts of $201, $467 and $604, respectively	$438,203	$402,082	$375,194
Brokerage	208,289	171,814	170,576
Intermodal	113,025	106,463	95,857

Total operating revenues	759,517	680,359	641,627

Operating expenses:
Purchased transportation, including related party amounts of $6,377, $13,235 and $14,574, respectively	592,982	520,064	491,840
Commissions expense	47,333	45,081	40,360
Other operating expense, net, including related party amounts of $28, $376 and $768, respectively	9,510	9,429	8,642
Selling, general, and administrative, including related party amounts of $3,782, $2,615 and $1,826, respectively	52,036	48,418	46,137
Insurance and claims, including related party amounts of $15,289, $14,436 and $12,472, respectively	21,388	21,178	15,828
Depreciation and amortization	9,638	8,163	5,730

Total operating expenses	732,887	652,333	608,537

Income from operations	26,630	28,026	33,090
Other non-operating income (expense)	(2,387)	622	689
Interest income	150	379	399
Interest expense	(138)	(57)	(45)

Income before provision for income taxes	24,255	28,970	34,133
Provision for income taxes	9,369	11,134	13,124

Net income	$14,886	$17,836	$21,009

Earnings per common share:
Basic	$0.93	$1.11	$1.30
Diluted	$0.93	$1.11	$1.30
Average common shares outstanding:
Basic	16,073	16,115	16,118
Diluted	16,077	16,122	16,159

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2008, 2007, and 2006

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances—January 1, 2006	$16,118	$79,806	$—	$17,167	$81	$113,172
Comprehensive income
Net income	—	—	—	21,009	—	21,009
Unrealized gain on available for sale investments, net of income taxes of $(163)	—	—	—	—	272	272

Total comprehensive income						21,281

Balances—December 31, 2006	$16,118	$79,806	$—	$38,176	$353	$134,453
Comprehensive income
Net income	—	—	—	17,836	—	17,836
Unrealized loss on available for sale investments, net of income taxes of $302	—	—	—	—	(479)	(479)

Total comprehensive income						17,357
Purchases of treasury stock	—	—	(480)	—	—	(480)
Exercise of stock options	4	108	—	—	—	112

Balances—December 31, 2007	$16,122	$79,914	$(480)	$56,012	$(126)	$151,442
Comprehensive income
Net income	—	—	—	14,886	—	14,886
Unrealized loss on available for sale investments, net of income taxes of $393	—	—	—	—	(628)	(628)

Total comprehensive income						14,258
Purchases of treasury stock	—	—	(1,223)	—	—	(1,223)

Balances—December 31, 2008	$16,122	$79,914	$(1,703)	$70,898	$(754)	$164,477

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$14,886	$17,836	$21,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,638	8,163	5,730
Other-than-temporary impairment of marketable securities	3,642	—	—
Gain on sale of marketable equity securities	(303)	(228)	—
Loss on disposal of property and equipment	72	90	88
Bad debt expense	1,483	1,573	867
Deferred income taxes	(1,964)	1,730	332
Change in assets and liabilities:
Accounts receivable and due from CenTra & affiliates	14,597	(5,759)	(10,784)
Prepaid expenses and other	927	(2,177)	4,955
Accounts payable and accrued expenses	(8,461)	(1,017)	7,606
Due to CenTra	—	—	(1,542)

Net cash provided by operating activities	34,517	20,211	28,261

Cash flows from investing activities:
Capital expenditures	(10,108)	(14,774)	(15,530)
Proceeds from the sale of property and equipment	419	1,333	455
Purchases of marketable securities	(12,485)	(15,593)	(26,539)
Proceeds from sale of marketable securities	17,278	12,410	31,100
Payment of earnout obligations related to acquisitions	(794)	(1,078)	(1,051)
Acquisitions of businesses	(4,253)	(1,733)	(18,030)

Net cash used in investing activities	(9,943)	(19,435)	(29,595)

Cash flows from financing activities:
Long-term debt borrowings	—	—	1,000
Proceeds from exercise of stock options	—	112	—
Purchases of treasury stock	(1,223)	(480)	—

Net cash (used in) provided by financing activities	(1,223)	(368)	1,000

Net increase (decrease) in cash	23,351	408	(334)
Cash and cash equivalents—January 1	5,416	5,008	5,342

Cash and cash equivalents—December 31	$28,767	$5,416	$5,008

Supplemental cash flow information:
Cash paid for interest	$138	$57	$44

Cash paid for income taxes	$10,866	$9,401	$9,072

Fair value of assets acquired, including goodwill	$4,433	$2,693	$19,014
Payment of acquisitions obligations	500	—	—
Acquisition obligations	(680)	(508)	(500)
Liabilities assumed	—	(452)	(484)

Net cash paid	$4,253	$1,733	$18,030

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

Years ended December 31, 2008, 2007, and 2006

(In thousands)

Non-cash financing transactions (Note 9):

During 2008 and 2007, the Company recorded the forgiveness of the loan from the County of Cuyahoga at a rate of $90,000 per annum as a reduction of the loan and as a reduction of the underlying land improvements.

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

(1)	Summary of Significant Accounting Policies

(a)	Business

Universal Truckload Services, Inc., referred to herein as UTSI or the Company, through its subsidiaries, operates as an owner-operator and agency based truckload motor carrier in the United States and in the Canadian provinces of Ontario and Quebec. Our over-the-road trucking services include both flatbed and dry van operations and we provide rail-truck and steamship-truck intermodal support services. We also offer truck brokerage services, which allow us to supplement our capacity and provide our customers with transportation of freight not handled by our owner-operators.

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Am-Can Ltd., or UACL, The Mason & Dixon Lines, Inc., or MADL, Mason Dixon Intermodal, Inc., or MDII, Economy Transport, Inc., or ECON, Louisiana Transportation, Inc., or LTI, Great American Lines, Inc., or GAML, CrossRoad Carriers, Inc., or CRC, and NYP of Michigan, Inc., or NYP. In 2008, the Company completed two acquisitions through its UACL and MDII operating subsidiaries. The accounts of the acquired companies are included from the date of acquisition through December 31, 2008 (see Note 2). All significant intercompany accounts and transactions have been eliminated.

Through December 31, 2004, UTSI was a wholly owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of UTSI’s common stock to Matthew T. Moroun and a trust controlled by Manuel J. Moroun, collectively the Morouns, the sole shareholders of CenTra, Inc. CenTra, Inc., its subsidiaries and affiliates are referred to as “CenTra.” Subsequent to the initial public offering in 2005, the Morouns retained and continue to hold a controlling interest in UTSI. The accompanying consolidated financial statements present the historical financial position, results of operations, and cash flows of the Company and are not necessarily indicative of what the financial position, results of operations, or cash flows would have been had the Company operated as an unaffiliated company during the periods presented.

(c)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangible assets; other-than-temporary impairment of marketable securities; valuation allowances for receivables and deferred income tax assets; and liabilities related to insurance and claim costs. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with an original maturity of three months or less.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(1)	Summary of Significant Accounting Policies—continued
(d)	Cash and Cash Equivalents—continued

It is the policy of the Company to record checks issued in excess of funds on deposit as accounts payable for balance sheet presentation, and include the changes in these positions as cash flows from operations in the statements of cash flows. At December 31, 2008, funds on deposit were in excess of checks issued and no reclassification was necessary. Accounts payable included reclassification of checks issued in excess of funds on deposit in the amount of $9.6 million at December 31, 2007. The change in the reclassified amounts of checks issued in excess of funds on deposit of $(9.6) million, $(1.6) million, and $2.9 million for 2008, 2007, and 2006, respectively, is included in cash flows from operations in the statements of cash flows.

(e)	Marketable Securities

Marketable securities, all of which are available for sale, consist of common and preferred stocks at December 31, 2008, and common and preferred stocks, variable demand rate notes and auction rate securities at December 31, 2007. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income and are included in non-operating income (expense). Fair values are based on quoted market and dealer quoted prices at the reporting date. Interest and dividends on available-for-sale securities are included in non-operating income (expense). During the years ended December 31, 2008, 2007 and 2006, the Company received proceeds of approximately $17.3 million, $12.4 million, and $31.1 million for the sale of marketable securities with a combined cost of approximately $17.2 million, $12.2 million, and $31.1 million resulting in a realized gain of approximately $118,000, $228,000, and $0, respectively.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type as of December 31, 2008 and 2007 were as follows (in thousands):

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At December 31, 2008
Equity Securities	$10,037	$327	$(1,556)	$8,808

At December 31, 2007
Auction Rate Securities	$4,000	$—	$—	$4,000
Variable Rate Demand Notes	5,540	—	—	5,540
Equity Securities	8,629	658	(866)	8,421

	$18,169	$658	$(866)	$17,961

Included in equity securities at December 31, 2008 are $8.3 million of securities with a cumulative loss position of $1.6 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(1)	Summary of Significant Accounting Policies—continued
(e)	Marketable Securities—continued

our intent and ability to hold these securities. We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

There were no equity securities in a cumulative loss position for a period of 12 months or greater as of December 31, 2008; however, during 2008, the Company recorded pre-tax other-than-temporary impairment charges of $3.6 million for marketable equity securities classified as available-for-sale. These charges resulted primarily from our equity holdings in the financial sector, which have experienced severe declines in their respective stock prices. As such, the amortized cost basis of these securities has been adjusted to fair value, and the charges have been included in other non-operating expense in the statements of income for the year ended December 31, 2008.

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

Property and equipment are stated at cost and depreciated on the straight-line basis over estimated useful lives of seven years for trailers and tractors, five years for computers and office equipment, five years for miscellaneous equipment, and the remaining lease term for leasehold improvements. Annually, the Company evaluates the salvage value, useful life, and annual depreciation of trailers based on the current market environment and its recent experience with disposition values. The amounts recorded for depreciation expense were $6,543,000, $5,623,000, and $3,937,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

(h)	Intangible Assets

Intangible assets consist of the cost of customer and agent relationships that have been acquired in business combinations. The gross amount recorded for the agent contracts and customer relationships is $25,942,000 and $23,286,000 at December 31, 2008 and 2007, respectively. The agent contracts and customer relationships are being amortized over periods ranging from seven to fifteen years which represents the expected average life of the customer and agent relationships. As of December 31, 2008, the weighted average amortization period for customer and agent relationships was approximately 9 years. Accumulated amortization is $9,260,000 and $6,165,000 as of December 31, 2008 and 2007, respectively. The amounts recorded for amortization expense were $3,095,000, $2,540,000, and $1,793,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(1)	Summary of Significant Accounting Policies—continued
(h)	Intangible Assets—continued

Estimated amortization expense by year is as follows (in thousands):

2009	$3,107
2010	3,090
2011	3,031
2012	2,576
2013	1,620
Thereafter	3,258

Total	$16,682

(i)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets”, UTSI is required to test goodwill for impairment annually (on the first day of the Company’s third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. The annual impairment test is performed on the Company’s 1st day of its 3rd fiscal quarter. This step is done by initially comparing the fair value of each of the Company’s reporting units with goodwill to their related carrying values. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions. The Company estimates the fair value of its reporting units utilizing the income approach through the application of a discounted cash flow analysis. Key assumptions used to determine the fair value of each reporting unit as of the Company’s annual testing date were: (a) future expected cash flows; (b) estimated residual growth rates and (c) discount rates, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital. Additionally, the Company considers its market capitalization in comparison to the fair value of its reporting units. During the third quarter of 2008, UTSI completed its goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded the carrying value of the net assets of each reporting unit. Accordingly, no impairment loss was recognized.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(1)	Summary of Significant Accounting Policies—continued
(i)	Goodwill—continued

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008 are as follows (in thousands):

Balance as of January 1, 2007	$10,179
Purchase Price Adjustments	(84)
Additional Contingent Consideration paid for:
CRCI	384
Largent	6
Diamond	19
TriStar	147
Djewels	380

Total	936

Balance as of December 31, 2007	11,031
Business Acquisitions	616
Additional Contingent Consideration paid for:
Diamond	9
TriStar	147
Djewels	88

Total	244

Balance as of December 31, 2008	$11,891

(j)	Income Taxes

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(1)	Summary of Significant Accounting Policies—continued
(j)	Income Taxes—continued

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

Beginning with the adoption of FASB Interpretation No., or FIN, 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) on January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

(k)	Freight Revenue and Related Expenses

The Company is the primary obligor when rendering its truckload, brokerage and intermodal services and assumes the corresponding credit risk with customers. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when evidence of an arrangement exists, delivery has occurred at the receiver’s location, the revenue and related expenses are fixed or determinable and collectability is reasonably assured. Fuel surcharges of $101,258,000, $65,833,000 and $60,773,000 for the years ended December 31, 2008, 2007, and 2006, respectively, are included in operating revenues and purchased transportation.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(1)	Summary of Significant Accounting Policies—continued

(l)	Insurance & Claim Costs—continued

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

For cash equivalents, marketable securities, accounts receivables, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily redeemable or short-term in nature and the liabilities are short-term in nature. Available-for-sale investments, consisting of equity securities, variable rate demand notes and auction rate securities, are carried at fair market value as determined by quoted market and dealer quoted prices. The fair value of the long-term debt with the County of Cuyahoga approximates its carrying value based on current rates available for similar issues. The carrying amounts for the line of credit, if any, would approximate fair value because the interest rates are adjusted frequently.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(1)	Summary of Significant Accounting Policies—continued

(r)	Share based Payments

The Company accounts for share-based payments under the provisions of SFAS No. 123R, “Share-Based Payment”, which was adopted on January 1, 2006. The Company records compensation expense for stock or stock options granted on or after January 1, 2006. The Company adopted SFAS 123R using the modified version of prospective application, which required the Company to recognize compensation cost on a prospective basis. As of January 1, 2006 the Company did not have any unvested options and no options were granted in 2008 or 2007. As such, no compensation expense was recorded.

(s)	New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS No. 141. SFAS141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination, measures contingent consideration at the acquisition-date fair value and requires transaction costs to be recognized as expense in the period in which they are incurred. SFAS 141R is effective for the Company January 1, 2009, and will be applicable prospectively for business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements to provide disclosures to clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. SFAS 160 is effective for the Company as of January 1, 2009. The Company believes once adopted, SFAS 160 will not have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for us on January 1, 2008. The adoption of SFAS 159 did not have an impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.”, or SFAS 157. SFAS157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was effective for us on

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(1)	Summary of Significant Accounting Policies—continued
(s)	New Accounting Standards—continued

January 1, 2008. The adoption of SFAS 157 did not have an impact on our financial position, results of operations, or cash flows, but did expand our disclosures regarding fair value.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of Statement 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

On January 1, 2009, the Company will be required to apply the provisions of Statement 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is in the process of evaluating the impact, if any, of applying these provisions on its financial position and results of operations.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(2)	Acquisitions—(Continued)

•

On June 13, 2008, the Company acquired certain assets of Overnite Express, Inc., or Overnite, for $1,976,000 through an Asset Purchase Agreement. Additionally, the Company is required to pay cash consideration to the former owners of Overnite based on a percentage of revenues generated during the period from July 1, 2008 to June 30, 2010. As of December 31, 2008, the total of the additional consideration paid to the former owners of Overnite was approximately $104,000. Additional consideration, up to the Company remaining estimate of $576,000, paid to the former owners of Overnite will be treated as an additional cost of acquiring Overnite and will be recorded as a reduction of an earn-out liability. Any additional consideration paid in excess of the recorded earn-out liability at December 31, 2008 will be treated as an additional cost of acquiring Overnite and will be recorded as goodwill. Overnite is a regional provider of van trucking services in the Midwestern United States. Overnite operates as part of Universal Am-Can, Ltd.

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

In November 2007, the Company acquired certain assets of Glenn National Carriers, Inc., or Glenn, for $2,241,000. We are also required to pay additional cash consideration to the former owners of Glenn based on a percentage of revenues generated through November 2010. As of December 31, 2008 and 2007, the total of the additional consideration paid to the former owners of Glenn was approximately $270,000 and $13,000, respectively. Additional consideration, up to the Company remaining estimate of $182,000, paid to the former owners of Glenn will be treated as an additional cost of acquiring Glenn and will be recorded as a reduction of an earn-out liability. Any additional consideration paid in excess of the recorded earn-out liability at December 31, 2008 will be treated as an additional cost of acquiring Glenn and will be recorded as goodwill. Glenn provides primarily van and brokerage trucking services throughout the United States and operates through a contractor network of independent sales agents and owner-operators. The Company used cash and marketable securities on hand to finance the acquisition. Glenn operates as part of UACL.

The pro forma effect of the acquisition has been omitted as the effect is immaterial to UTSI’s results of operations, financial position and cash flows. The allocation of the initial purchase price of the Glenn acquisition based on the assets acquired and liabilities assumed is as follows (in thousands):

Intangible asset	$2,693
Accrued liabilities	(452)

$2,241

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(2)	Acquisitions—(Continued)

The intangible asset acquired represents the acquired company’s customer relationships and is amortized over a period of seven years.

In 2006, UTSI acquired the following five companies for a total cost of $18,530,000:

•

Assure Intermodal, LLC, or Assure, for $2,730,000 on January 3, 2006. The Company acquired certain assets of Assure through an Asset Purchase Agreement. Additionally, UTSI is required to pay cash consideration to the former owners of Assure based on a percentage of revenues generated during the period from January 3, 2006 to January 2, 2009. As of December 31, 2008 and 2007, the total of the additional consideration paid to the former owners of Assure was approximately $400,000 and $299,000, respectively. Additional consideration, up to the Company remaining estimate of $26,000, paid to the former owners of Assure will be treated as an additional cost of acquiring Assure and will be recorded as a reduction of an earn-out liability. Any additional consideration paid in excess of the recorded earn-out liability at December 31, 2008 will be treated as an additional cost of acquiring Assure and will be recorded as goodwill. Assure is a regional provider of intermodal services primarily in the Southern United States. The Company used cash and marketable securities on hand to finance the acquisition. Assure operates as part of MDII.

•

Djewels, Inc., or Djewels, for $1,100,000 on February 13, 2006. The Company acquired certain assets of Djewels through an Asset Purchase Agreement. Additionally, UTSI is required to pay cash consideration to the former owner of Djewels based on a percentage of revenues generated during the period from February 13, 2006 to February 12, 2009. As of December 31, 2008 and 2007, the total of the additional consideration paid to the former owners of Djewels was approximately $592,000 and $505,000, respectively. These additional amounts have been recorded as goodwill. Any additional consideration paid to the former owner of Djewels, which the Company estimates to be approximately $11,000, will be treated as an additional cost of acquiring Djewels and will be recorded as goodwill. Djewels is a regional provider of intermodal services primarily in the Western United States. The Company used cash and marketable securities on hand to finance the acquisition. Djewels operates as part of MDII.

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

•

TriStar Express N.C., Inc., or TriStar, for $3,200,000 on July 31, 2006. The Company acquired certain assets of TriStar through an Asset Purchase Agreement. Additionally, UTSI is required to pay cash consideration to the former owners of TriStar based on a percentage of revenues generated during the period from August 1, 2006 to July 31, 2009. As of December 31, 2008 and 2007, the total of the additional consideration paid to the former owners of TriStar was approximately $363,000 and $216,000, respectively. These additional amounts have been recorded as goodwill. Any additional consideration paid to the former owners of TriStar, which the Company estimates to be approximately $86,000, will be treated as an additional cost of acquiring TriStar and will be recorded as goodwill. TriStar is a regional provider of intermodal and brokerage services primarily in the Western United States and operates through a contractor

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(2)	Acquisitions—(Continued)

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

The following unaudited pro forma historical results of operations for the year ended December 31, 2006 is presented as if the Company had acquired Assure, Djewels, Noble & Pitts, TriStar, and Mallard on January 1, 2006 (in thousands, except per share amounts):

2006
Operating revenues	$678,323
Net income	22,480
Earnings per share:
Basic	$1.39
Diluted	$1.39
Average common shares outstanding:
Basic	16,118
Diluted	16,159

The allocation of the initial purchase price of these companies based on the assets acquired and liabilities assumed is as follows (in thousands):

Equipment	$3,779
Intangible assets	8,587
Goodwill (tax deductible)	5,640
Other assets	1,008
Accrued liabilities	(484)

$18,530

The intangible assets acquired represent the acquired companies’ customer relationships and are amortized over a period of seven years.

(3)	Transactions with CenTra and Affiliates

Through December 31, 2004, UTSI was a wholly owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of UTSI’s common stock to the sole shareholder of CenTra, the Morouns. Subsequent to the initial public offering in 2005, the Morouns retained and continue to hold a controlling interest in UTSI.

CenTra provides management services to UTSI, including legal, human resources, and tax services. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(3)	Transactions with CenTra and Affiliates—(Continued)

acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the years ended December 31, 2008, 2007 and 2006 are presented in the table which follows.

In addition to the management services described above, UTSI reimburses CenTra and affiliates for other services. Following is a schedule of services provided and amounts paid to CenTra and affiliates for the years ended December 31 (in thousands):

	2008	2007	2006
Management services	$950	$155	$155
Building and terminal rents (month to month basis)	870	546	489
Maintenance services	28	376	768
Trailer rents	16	32	32
Health insurance	1,962	1,914	1,396

Total	$3,826	$3,023	$2,840

An affiliate of CenTra charged UTSI approximately $15,289,000, $14,436,000 and $12,472,000 in 2008, 2007 and 2006, respectively, for personal liability and property damage insurance.

Operating revenues for the years ended December 31, 2008, 2007, and 2006 include approximately $201,000, $467,000, and $604,000, respectively, of freight services provided to CenTra. Purchased transportation includes $6,361,000, $13,203,000 and $14,542,000, of transportation services provided by CenTra to CrossRoad Carriers for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, amounts payable due to CenTra and affiliates was $35,000. Additionally, included in accounts payable were amounts due to CenTra of $156,000 and $465,000 as of December 31, 2008 and 2007, respectively. Related accounts receivable due from CenTra and affiliates as of December 31, 2007 was $44,000.

In November 2008, the Company purchased a facility and property located in Houston, TX, from Crown Enterprises, Inc., or the Seller, a related party, for $3.5 million. The Company utilized an unrelated third party appraiser to determine fair value in this transaction. Louisiana Transportation, Inc., an operating subsidiary of the Company, previously occupied this property under a lease with the Seller, and intends to continue use this facility as its corporate headquarters.

In March 2007, the Company sold its former corporate headquarters located in Warren, MI, to Linc Logistics Company, a related party, for $1.2 million, an amount which approximated the market and carrying value. The sale included the property, building, and all improvements.

In September 2007, the Company purchased 118 used trailers at fair market value from GLS Leasco, Inc., a related party, for $1.0 million in cash. The Company utilized an unrelated third party appraiser to determine fair value in this transaction.

Prior to 2007, the Company provided certain computer services to a subsidiary of CenTra. Amounts charged for such services totaled $214,000 for the year ended December 31, 2006 and is reflected as a reduction of selling, general, and administrative expenses in the statements of income.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(4)	Retirement Plans

The Company maintains a 401(k) plan for its employees. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. Effective June 1, 2005, the plan was amended to allow employees of GAML to participate. The plan matches contributions up to $600 for employees who are not considered highly compensated. The expense for the Company match in 2008, 2007, and 2006 was $51,000, $55,000 and $70,000, respectively.

GAML maintained a Simplified Employee Pension Plan, which covers all full-time employees. Eligibility requirements include completion of one year of service and attaining the age of 21. Contributions to the plan were at management’s discretion. No contributions were made under this plan for the years ended December 31, 2008, 2007 or 2006.

(5)	Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2008	2007	2006
Balance at beginning of year	$3,874	$3,264	$2,472
Bad debt expense	1,483	1,573	867
Uncollectible accounts written off	(871)	(963)	(75)

Balance at end of year	$4,486	$3,874	$3,264

(6)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2008	2007
Trailers	$32,313	$27,859
Tractors	8,738	8,584
Computer equipment and software	2,506	2,133
Office and miscellaneous equipment	6,163	5,649
Land and buildings	33,553	29,426
Construction in process	4,032	3,937

	87,305	77,588
Less accumulated depreciation and amortization	(25,971)	(20,439)

Total	$61,334	$57,149

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(7)	Income Taxes

The provision for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2008	2007	2006
Current:
U.S. Federal	$9,766	$8,135	$10,817
State	1,568	1,269	1,975
Deferred:
U.S. Federal	(1,751)	1,497	300
State	(214)	233	32

Total	$9,369	$11,134	$13,124

The Company also recorded income taxes directly to shareholders’ equity relating to unrealized gains (losses) on available–for-sale investments in the amount of $(393,000), $(302,000), and $163,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2008		2007
	Current	Long-term	Current	Long-term
Deferred tax assets:
Allowance for doubtful accounts	$1,176	$—	$956	$—
Marketable securities	1,408	—	—	—
Accrued expenses	4,517	—	3,680	—

Total	7,101	—	4,636	—

Deferred tax liabilities:
Prepaid expenses	(1,342)	—	(1,439)	—
Property and equipment	—	(5,943)	—	(5,399)
Other assets	—	592	—	253

Total	(1,342)	(5,351)	(1,439)	(5,146)

Net deferred tax asset (liability)	$5,759	$(5,351)	$3,197	$(5,146)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the deferred tax assets are expected to reverse, and the Company’s ability to generate future capital gains, management believes it is more likely than not that the Company will realize the benefits of

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(7)	Income Taxes—(Continued)

these deductible differences. Thus no valuation allowance has been established. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or capital gains are not realized.

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2008	2007	2006
Federal statutory rate	35%	35%	35%
State—net of federal benefit	4	3	3

Effective tax rate	39%	38%	38%

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007. The adoption did not have a significant impact on the provision for unrecognized tax benefits.

As of December 31, 2008, the total amount of unrecognized tax benefit was $537,000, of which $349,000 would impact the effective tax rate if recognized. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. At December 31, 2008, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months. The Company recognizes interest related to unrecognized tax benefits in income tax expense and penalties in other operating expenses. As of December 31, 2008, the amount of accrued interest and penalties was $45,000 and $57,000, respectively.

The changes in the Company’s unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2008	2007
Unrecognized tax benefit—beginning of year	$468	$295
Increase related to prior year tax positions	—	75
Increase related to current year tax positions	79	98
Decrease due to settlements with taxing authorities	(10)	—
Decrease due to lapse of statutes	—	—

Unrecognized tax benefit—end of year	$537	$468

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(8)	Accrued Expenses

Accrued expenses consist of the following items at December 31 (in thousands):

	2008	2007
Auto liability claims	$5,900	$4,450
Driver escrow liabilities	4,727	4,347
Payroll related items	3,237	3,027
Commissions	1,076	1,577
Cargo claims	1,135	1,453
Taxes, interest, and insurance	849	1,107
Other	2,862	2,507

Total	$19,786	$18,468

(9)	Debt

The Company and KeyBank National Association, or KeyBank entered into a First Amendment to Loan Agreement and First Amendment to Promissory Note, or the Agreement, dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, amending the previous loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008, which terminated due to the expiration of its term. Under the amended Agreement with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 1.5% at December 31, 2008). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2008, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at December 31, 2008, and there were $839,000 letters of credit issued against the line.

The previous loan agreement with KeyBank was unsecured and permitted maximum borrowings and letters of credit in the aggregate not to exceed $20 million. The unsecured line of credit bore interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 5.5% at December 31, 2007). The agreement contained various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $85.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. The Company did not have any amounts outstanding under its line of credit at December 31, 2007, and there were $6,400 letters of credit issued against the line.

On May 1, 2006, UTS Realty, LLC, or Realty, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(9)	Debt—(Continued)

facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal of $550,000 is due at maturity. As of December 31, 2008 and 2007, the outstanding balance under the loan was $820,000 and $910,000, respectively. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued an $820,000 standby letter of credit that expires February 14, 2009. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property. The Company believes the fair value of this debt approximates the carrying value based on current rates available for similar issues.

Universal Truckload Services, Inc. and First Tennessee Bank National Association entered into a Loan Agreement dated November 28, 2006 for the period November 28, 2006 to May 31, 2008. On March 31, 2008, the Company closed the line of credit with First Tennessee Bank because the Company had completed its transition of banking activities to KeyBank. Under the unsecured line of credit with First Tennessee Bank the maximum permitted borrowings and letters of credit in the aggregate may not exceed $20.0 million at any one time. The line of credit is unsecured, and bears interest at a rate equal to LIBOR plus 1.65% (effective rate of 6.9% at December 31, 2007). As of December 31, 2007, there were no borrowings outstanding under our line of credit and $951,500 of letters of credit issued against the line.

(10)	Operating Leases

The Company leases office space, terminal yards and equipment under non-cancelable operating leases. Total rent expense amounted to approximately $2,794,000, $1,821,000, and $2,149,000 for 2008, 2007 and 2006, respectively. It is expected that in the ordinary course of business that leases will be renewed or replaced as they expire. Future minimum rental payments under non-cancelable operating leases having initial or remaining terms in excess of one year are as follows (in thousands):

2009	$1,744
2010	662
2011	453
2012	328
2013	—
Thereafter	—

Total	$3,187

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(11)	Comprehensive Income

Comprehensive income includes the following for the years ended December 31 (in thousands):

	2008	2007	2006
Net income	$14,886	$17,836	$21,009
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments arising during the period, net of income tax of $1,728, $302, and $(163), respectively	(2,750)	(479)	272
Reclassification adjustment for losses on available-for-sale investments reclassified into income, net of tax of $(1,335)	2,122	—	—

Net gain (loss) recognized in other comprehensive income (loss)	(628)	(479)	272

Total comprehensive income	$14,258	$17,357	$21,281

The unrealized holding loss on available-for-sale investments for 2008 represents the mark-to-market adjustment of $1,021,000 net of related income taxes of $393,000. The unrealized holding loss on available-for-sale investments for 2007 represents the mark-to-market adjustment of $781,000 net of related income taxes of $302,000. The unrealized holding gain on available-for-sale investments for 2006 represents the mark-to-market adjustment of $435,000 net of related income taxes of $163,000.

(12)	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations, or cash flows. The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(12)	Fair Value Measurements—(Continued)

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

The following table summarizes the Company’s assets measured at fair value on a recurring basis (in thousands):

	December 31, 2008
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$26,353	$—	$—	$26,353
Available-for-sale securities	8,808	—	—	8,808

Total Assets	$35,161	$—	$—	$35,161

The valuation techniques used to measure fair value for the items in the table above are as follows:

•	Cash equivalents—This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Available-for-sale securities—Included within this asset category are equity securities. Equity securities consisting of stocks which are actively traded on public exchanges are listed as Level 1 assets. Fair value was measured based on quoted prices for identical securities in active markets.

(13)	Contingencies

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(14)	Stock Based Compensation—(Continued)

2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The total intrinsic value of all outstanding options as of December 31, 2008 and 2007 was $0 and $0, respectively. The total intrinsic value of stock options exercised in 2007 was $4,725.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2007	250,000	$22.50
Granted	—	—
Exercised	4,983	22.50
Expired	—	—
Forfeited	—	—

Balance at December 31, 2007	245,017	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	55,017	22.50

Balance at December 31, 2008	190,000	$22.50

Exercisable at December 31, 2008	190,000	$22.50

(15)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. As of December 31, 2008, there were 4,500 weighted average dilutive stock options included in the denominator for the calculation of diluted earnings per share.

For the years ended December 31, 2008 and 2007, 190,000 options and 245,000 options to purchase shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because such options were anti-dilutive. For the year ended December 31 2006, there were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(16)	Quarterly Financial Data (unaudited)

	2008
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$170,135	$199,420	$212,994	$176,968
Operating income	5,211	7,761	8,802	4,856
Income before income taxes	5,464	5,746	8,851	4,194
Provision for income taxes	2,120	2,243	3,445	1,561

Net income	$3,344	$3,503	$5,406	$2,633

Earnings per common share:
Basic	$0.21	$0.22	$0.34	$0.16
Diluted	$0.21	$0.22	$0.34	$0.16
Average common shares outstanding:
Basic	16,088	16,088	16,088	16,028
Diluted	16,088	16,088	16,106	16,028

	2007
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$158,876	$178,179	$171,776	$171,528
Operating income	5,097	7,539	8,235	7,155
Income before income taxes	5,291	7,676	8,426	7,577
Provision for income taxes	2,108	2,958	3,295	2,773

Net income	$3,183	$4,718	$5,131	$4,804

Earnings per common share:
Basic	$0.20	$0.29	$0.32	$0.30
Diluted	$0.20	$0.29	$0.32	$0.30
Average common shares outstanding:
Basic	16,118	16,118	16,118	16,104
Diluted	16,140	16,122	16,118	16,104

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal years 2007 or 2008.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the SEC filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Universal Truckload Services, Inc., or the Company, is responsible for establishing and maintaining effective internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited Universal Truckload Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Truckload Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Truckload Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 11, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Detroit, Michigan

March 11, 2009

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item concerning the Directors and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008, and is incorporated herein by reference. The information required by this Item concerning Director Independence, the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is set forth under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation and Stock Option Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008, and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity and Related Stockholder Matters” in Part II, Item 5 of this report, and is incorporated by reference herein.

The information required by this Item pursuant to Item 403 of Regulation S-K is set forth under the captions “Security Ownership by Management and Others” and “Equity Compensation Plan Information,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008, and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Transactions With Management and Others” and “Transactions With Management and Others and Certain Business Relationships” and “Compensation Committee Interlocks and Insider Participation,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2008, and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the captions “Report of the Audit Committee” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2008, and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	36
Consolidated Balance Sheets	37
Consolidated Statements of Income	38
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)	39
Consolidated Statements of Cash Flows	40
Notes to Consolidated Financial Statements	42

(2) Financial Statement Schedules
Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended effective November 1, 2007 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2007 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Employment Agreement, dated as of September 13, 2008, by and between Universal Truckload Services, Inc. and Don Cochran (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2008 (Commission File No. 000-51142))

10.2+	Employment Agreement, dated as of September 13, 2008, by and between Universal Truckload Services, Inc. and Bob Sigler (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 16, 2008 (Commission File No. 000-51142))

10.3	Tax Separation Agreement, dated as of December 31, 2004, between CenTra, Inc. and the Registrant (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.4+	Universal Truckload Services, Inc. Incentive Compensation Plan C, Calendar Years 2004—2006, as extended for 2007—2009, (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2005 (Commission File No. 000-51142))

10.5	Loan Agreement, dated as of October 29, 2007, between Universal Truckload Services, Inc. and KeyBank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2007 (Commission File No. 000-51142))

Exhibit No.	Description
10.6	First Amendment to Loan Agreement and First Amendment to Promissory Note, dated as of October 28, 2008, between Universal Truckload Services, Inc. and KeyBank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2008 (Commission File No. 000-51142))

21.1*	Subsidiaries of Universal Truckload Services, Inc.

23.1*	Consent of KPMG LLP

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc. (Registrant)

By:	/S/ ROBERT E. SIGLER
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: March 11, 2009

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

Signatures	Title	Date

/S/ DONALD B. COCHRAN Donald B. Cochran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2009

/S/ ROBERT E. SIGLER Robert E. Sigler	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 11, 2009

/S/ MATTHEW T. MOROUN Matthew T. Moroun	Chairman of the Board	March 11, 2009

/S/ MANUEL J. MOROUN Manuel J. Moroun	Director	March 11, 2009

/S/ JOSEPH J. CASAROLL Joseph J. Casaroll	Director	March 11, 2009

/S/ DANIEL C. SULLIVAN Daniel C. Sullivan	Director	March 11, 2009

/S/ RICHARD P. URBAN Richard P. Urban	Director	March 11, 2009

/S/ TED B. WAHBY Ted B. Wahby	Director	March 11, 2009