Form 10-Q
period 2009-03-28
Universal Truckload Services, Inc.
filed 2009-05-06
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of April 27, 2009, was 15,980,483.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

March 28, 2009 and December 31, 2008

(In thousands, except share data)

	March 28, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$6,653	$28,767
Marketable securities	9,153	8,808
Accounts receivable – net of allowance for doubtful accounts of $4,675 and $4,486, respectively	56,248	70,590
Prepaid income taxes	1,032	—
Prepaid expenses and other	5,154	4,189
Deferred income taxes	5,816	5,759

Total current assets	84,056	118,113

Property and equipment	101,763	87,305
Less accumulated depreciation	(27,717)	(25,971)

Property and equipment – net	74,046	61,334

Goodwill	11,909	11,891
Intangible assets – net of accumulated amortization of $10,037 and $9,260, respectively	15,906	16,682
Other assets	3,942	3,527

Total assets	$189,859	$211,547

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,363	$20,219
Accrued expenses and other current liabilities	19,530	19,421
Income taxes payable	—	365
Due to CenTra and affiliates	79	35

Total current liabilities	35,972	40,040

Long-term liabilities:
Long-term debt	730	820
Deferred income taxes	4,667	5,351
Other long-term liabilities	468	859

Total long-term liabilities	5,865	7,030

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 15,980,483 and 16,007,383 shares outstanding at March 28, 2009 and December 31, 2008, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury Stock, at cost; 142,000 and 115,100 shares at March 28, 2009 and December 31, 2008, respectively	(2,058)	(1,703)
Retained earnings	55,054	70,898
Accumulated other comprehensive (loss), net of income tax	(1,010)	(754)

Total shareholders’ equity	148,022	164,477

Total liabilities and shareholders’ equity	$189,859	$211,547

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

Thirteen Weeks ended March 28, 2009 and March 29, 2008

(In thousands, except per share data)

	2009	2008
Operating revenues:
Truckload	$68,715	$99,244
Brokerage	27,757	44,093
Intermodal	18,554	26,798

Total operating revenues	115,026	170,135

Operating expenses:
Purchased transportation	86,085	131,600
Commissions expense	7,602	10,566
Other operating expense	2,385	2,290
Selling, general, and administrative	11,841	12,691
Insurance and claims	3,782	5,545
Depreciation and amortization	2,562	2,232

Total operating expenses	114,257	164,924

Income from operations	769	5,211

Other non-operating income (expense)	(526)	233

Interest income	11	41

Interest expense	(31)	(21)

Income before provision for income taxes	223	5,464

Provision for income taxes	84	2,120

Net income	$139	$3,344

Earnings per common share:
Basic	$0.01	$0.21
Diluted	$0.01	$0.21
Weighted average number of common shares outstanding:
Basic	15,989	16,088
Diluted	15,989	16,088

Dividends paid per common share	$1.00	$—

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirteen Weeks ended March 28, 2009 and March 29, 2008

(In thousands)

	2009	2008
Cash flows from operating activities:
Net income	$139	$3,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,562	2,232
Other-than-temporary impairment of marketable securities	732	—
Loss (gain) on disposal of property and equipment	27	(56)
Bad debt expense	532	349
Deferred income taxes	(605)	(970)
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	13,810	(5,800)
Prepaid income taxes, expenses and other	(2,412)	(3,686)
Accounts payable, accrued income taxes, expenses and due to CenTra and affiliates	(4,361)	5,035

Net cash provided by operating activities	10,424	448

Cash flows from investing activities:
Capital expenditures	(14,632)	(1,562)
Proceeds from the sale of property and equipment	14	148
Purchases of marketable securities	(1,468)	(11,383)
Proceeds from sale of marketable securities	—	14,240
Payment of earnout obligations related to acquisitions	(114)	(173)
Acquisition of businesses	—	(2,277)

Net cash used in investing activities	(16,200)	(1,007)

Cash flows from financing activities:
Dividends paid	(15,983)	—
Purchases of treasury stock	(355)	(85)

Net cash used in financing activities	(16,338)	(85)

Net decrease in cash and cash equivalents	(22,114)	(644)
Cash and cash equivalents – beginning of period	28,767	5,416

Cash and cash equivalents – end of period	$6,653	$4,772

Supplemental cash flow information:
Cash paid for interest	$31	$21

Cash paid for income taxes	$2,087	$3,203

Fair value of assets acquired, including goodwill	$—	$1,777
Payment of acquisition obligations	—	500

Acquisition of businesses	$—	$2,277

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

Thirteen Weeks ended March 28, 2009 and March 29, 2008

(In thousands)

Non-cash financing transactions (Note 3):

During thirteen weeks ended March 28, 2009 and March 29, 2008, the Company recorded the forgiveness of the loan from the County of Cuyahoga at a rate of $90,000 per annum as a reduction of the loan and as a reduction of the underlying land improvements.

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited consolidated financial statements of Universal Truckload Services, Inc. and its wholly owned subsidiaries, or the Company or UTSI, have been prepared by UTSI. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008 in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

The Company’s fiscal year ends on December 31. The Company’s fiscal year consists of four quarters, each with thirteen weeks.

(2)	Transactions with CenTra and Affiliates

Through December 31, 2004, UTSI was a wholly owned subsidiary of CenTra, Inc, or CenTra. On December 31, 2004, CenTra distributed all of UTSI’s common stock to the sole shareholders of CenTra, Matthew T. Moroun and a trust controlled by Manuel J. Moroun, collectively the Morouns. Subsequent to the initial public offering in 2005, the Morouns retained and continue to hold a controlling interest in UTSI.

CenTra provides management services to UTSI, including legal, human resources, and tax services. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the thirteen weeks ended March 28, 2009 and March 29, 2008 are presented in the table below.

In addition to the management services described above, UTSI purchases other services from CenTra. Following is a schedule of services provided and amounts paid to CenTra (in thousands):

	Thirteen weeks ended
	March 28, 2009	March 29, 2008
Management services	$233	$79
Building and terminal rents (month to month basis)	187	206
Maintenance services	6	—
Trailer rents	—	9
Health insurance	797	513

Total	$1,223	$807

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Transactions with CenTra and Affiliates – continued

An affiliate of CenTra charged UTSI approximately $2,659,000 and $3,577,000 for personal liability and property damage insurance for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively.

No freight services were provided to CenTra for the thirteen weeks ended March 28, 2009. Operating revenues from such services were approximately $135,000 for the thirteen weeks ended March 29, 2008. For the thirteen weeks ended March 28, 2009 and March 29, 2008, purchased transportation includes $1,000 and $1,727,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers, Inc., a wholly owned subsidiary of the Company.

As of March 28, 2009 and December 31, 2008, amounts payable due to CenTra and affiliates were $79,000 and $35,000, respectively. Additionally, as of December 31, 2008, included in accounts payable were amounts due to CenTra of $156,000. There were no amounts included in accounts payable due to CenTra as of March 28, 2009.

In March 2009, the Company made a $12.0 million deposit towards the purchase of a facility and property located in South Kearny, NJ, from Crown Enterprises, Inc., a related party. This amount has been included in property and equipment in the Unaudited Consolidated Balance Sheets as of March 28, 2009. The Company will use this facility to consolidate local operations of two of its operating subsidiaries, and expand its operations in the Port of New Jersey area.

(3)	Debt

The Company and KeyBank National Association, or KeyBank entered into a First Amendment to Loan Agreement and First Amendment to Promissory Note, or the Agreement, dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, amending the previous loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008, which terminated due to the expiration of its term. Under the amended Agreement with KeyBank, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 1.50% at March 28, 2009). The Agreement governing the Company’s unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit the Company’s ability to pay dividends or distributions. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of March 28, 2009, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at March 28, 2009 or December 31, 2008, and there were $739,000 and $839,000 letters of credit issued against the line, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)	Debt – continued

On May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal of $550,000 is due at maturity. As of March 28, 2009 and December 31, 2008, the outstanding balance under the loan was $730,000 and $820,000, respectively. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $730,000 standby letter of credit that expires February 14, 2010. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property. The Company believes the fair value of this debt approximates the carrying value based on current rates available for similar issues.

(4)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options.

The following table provides a reconciliation of the number of weighted average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen weeks ended
	March 28, 2009	March 29, 2008
Weighted average number of common shares	15,989	16,088
Incremental shares from assumed exercise of dilutive stock options	—	—

Weighted average number of common shares and common share equivalents	15,989	16,088

For both the thirteen weeks ended March 28, 2009 and March 29, 2008, 190,000 and 195,000 options to purchase shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of March 28, 2009 and March 29, 2008 was $0.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2009	190,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at March 28, 2009	190,000	$22.50

Exercisable	190,000	$22.50

(6)	Comprehensive Income (Loss)

Comprehensive income (loss) includes the following (in thousands):

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
Net income	$139	$3,344

Other comprehensive income (loss):
Unrealized holding losses on available-for-sale investments arising during the period, net of income tax	(711)	(348)
Reclassification adjustment for losses on available-for-sale investments reclassified into income, net of income tax	455	—

Net gain (loss) recognized in other comprehensive income (loss)	(256)	(348)

Total comprehensive income (loss)	$(117)	$2,996

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Comprehensive Income – (continued)

Accumulated other comprehensive loss at March 28, 2009 of $1,010,000 represents the unrealized holding losses on available–for-sale investments of $1,621,000, net of related income tax benefit of $611,000. At March 28, 2009, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $361,000 and $1,982,000, respectively.

Accumulated other comprehensive loss at December 31, 2008 of $754,000 represents the unrealized holding losses on available–for-sale investments of $1,229,000, net of related income tax benefit of $475,000. At December 31, 2008, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $327,000 and $1,556,000, respectively.

(7)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS No. 141. This Statement established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also established disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination, measures contingent consideration at the acquisition-date fair value and requires transaction costs to be recognized as expense in the period in which they are incurred. SFAS 141R was effective for the Company on January 1, 2009, and will be applicable prospectively for any business combinations in 2009 or after.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. The Statement amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination arising from contingencies be recognized at fair value, if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies”. This Statement also eliminated the requirement to disclose an estimate of the range of outcomes of recognized contingencies and require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R. FSP FAS 141R-1 was effective for the Company on January 1, 2009, and will be applicable prospectively for any business combinations in 2009 or after.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of Statement 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Recent Accounting Pronouncements – (continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1, collectively the FSPs. FSP FAS 157-4 provides additional guidance on determining fair value when volumes and levels of activity for an asset or liability have significantly decreased and on determining when a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, provides additional guidance on determining when a debt security is other-than-temporarily impaired and provides for additional financial statement disclosures related to debt and equity securities. FSP FAS 107-1and APB 28-1 requires disclosures on an interim basis the disclosures about the fair value of financial instruments required by FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”. The effective date for the Company for all three FSP’s will be March 29, 2009. The Company does not expect the adoption of the FSPs to have a material impact on its financial position, results of operations, or cash flows, but the FSPs will require additional disclosures regarding fair value in interim periods.

(8)	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date and expanded disclosures with respect to fair value measurements. In February 2008, the FASB issued FSP FAS 157-2 which allowed companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities on January 1, 2008, and for nonfinancial assets and liabilities on January 1, 2009.

SFAS No. 157 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Fair Value Measurements – (continued)

The Company’s adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations, or cash flows. The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

The following tables summarize the Company’s assets measured at fair value on a recurring basis (in thousands):

	March 28, 2009
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash Equivalents	$1,735	$—	$—	$1,735
Available-for-sale securities	9,153	—	—	9,153

Total Assets	$10,888	$—	$—	$10,888

	December 31, 2008
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash Equivalents	$26,353	$—	$—	$26,353
Available-for-sale securities	8,808	—	—	8,808

Total Assets	$35,161	$—	$—	$35,161

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Cash equivalents – This category consists of money market and mutual funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Available-for-sale securities—Included within this asset category are equity securities. Equity securities consisting of stocks which are actively traded on public exchanges are listed as Level 1 assets. Fair value was measured based on quoted prices for identical securities in active markets.

(9)	Marketable Securities

At March 28, 2009, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income and are included in non-operating income (expense). Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Marketable Securities – (continued)

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type was as follows (in thousands):

	March 28, 2009
	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
Equity Securities	$10,774	$361	$(1,982)	$9,153

Total	$10,774	$361	$(1,982)	$9,153

	December 31, 2008
	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
Equity Securities	$10,037	$327	$(1,556)	$8,808

Total	$10,037	$327	$(1,556)	$8,808

Included in equity securities at March 28, 2009 are $7.6 million of securities with a cumulative loss position of $2.0 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

There were no equity securities in a cumulative loss position for a period of 12 months or greater as of March 28, 2009; however, during the thirteen weeks ended March 28, 2009, the Company recorded other-than-temporary impairment charges of $732 thousand for marketable equity securities classified as available-for-sale. These charges resulted primarily from the Company’s equity holdings in the automotive, transportation, and financial sectors, which have experienced severe declines in their respective stock prices. As such, the cost basis of these securities has been adjusted to fair value, and the charges have been included in other non-operating expense in the unaudited consolidated statements of income for the thirteen weeks ended March 28, 2009.

(10)	Contingencies

The Company is involved in claims and litigation arising in the ordinary course of business. These matters primarily involve claims for personal injury and property damage incurred in the transportation of freight. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, the Company believes all such litigation is adequately covered by insurance or otherwise reserved for and that adverse results in one or more of those cases would not have a materially adverse effect on its financial condition, operating results and cash flows. However, if the ultimate outcome of these matters, after provisions thereof, is materially different from the Company’s estimates, they could have a material effect on the Company’s operating results and cash flows in any given quarter or year.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Dividends

On February 25, 2009, the board of directors declared a special one-time cash dividend of $1.00 per common share payable to stockholders of record on March 7, 2009. The payment of this dividend did not violate any of the Company’s financial covenants under the Company’s Loan Agreement with KeyBank. The Company currently intends to retain future earnings to finance the growth, development and expansion of its business and do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of the Company’s board of directors and will depend on its financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2008, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen weeks ended March 28, 2009, approximately 82.0% of our total operating expenses were variable in nature and our capital expenditures were $14.6 million.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended March 28, 2009 and March 29, 2008, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
Operating revenues	100%	100%
Operating expenses:
Purchased transportation	74.8	77.4
Commissions expense	6.6	6.2
Other operating expenses	2.1	1.3
Selling, general and administrative	10.3	7.5
Insurance and claims	3.3	3.3
Depreciation and amortization	2.2	1.3

Total operating expenses	99.3	96.9

Operating income	0.7	3.1
Other non-operating income (expense)	(0.5)	—
Interest income (expense), net	—	0.1

Income before provision for income taxes	0.2	3.2
Provision for income taxes	0.1	1.2

Net income	0.1%	2.0%

Thirteen Weeks Ended March 28, 2009 Compared to Thirteen Weeks ended March 29, 2008

Operating revenues. Operating revenues for the thirteen weeks ended March 28, 2009 decreased by $55.1 million, or 32.4%, to $115.0 million from $170.1 million for the thirteen weeks ended March 29, 2008. The decrease in operating revenues is primarily attributable to a decrease in the number of loads in our truckload and intermodal operations attributable to the current economic recession, a decrease in fuel surcharges, and a decrease in operating revenues per loaded mile. The number of loads from our combined truckload and intermodal operations was 129,000 for the thirteen weeks ended March 28, 2009 compared to 182,000 for the thirteen weeks ended March 29, 2008. Included in operating revenues are fuel surcharges of $7.9 million for the thirteen weeks ended March 28, 2009 compared to $19.3 million for the thirteen weeks ended March 29, 2008. For the thirteen weeks ended March 28, 2009, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations decreased to $2.09 from $2.20 for the thirteen weeks ended March 29, 2008. These decreases were partially offset by increases in revenue attributable to acquisitions made in the first half of 2008. Included in operating revenues is approximately $2.4 million attributable to these acquisitions, consisting of $1.5 million in truckload operations, $0.3 million in brokerage operations, and $0.6 million in intermodal operations. Excluding the effects of acquisitions made in the first half of 2008, revenue from our truckload operations decreased by $32.0 million, or 32.2%, to $67.2 million for the thirteen weeks ended March 28, 2009 from $99.2 million for the thirteen weeks ended March 29, 2008. Excluding the effects of acquisitions made in the first half of 2008, revenue from our brokerage operations decreased by $16.7 million, or 37.8%, to $27.4 million for the thirteen weeks ended March 28, 2009 compared to $44.1 million for the thirteen weeks ended March 29, 2008. Excluding the effects of acquisitions made in the first half of 2008, revenue from our intermodal support services decreased by $8.8 million, or 33.0%, to $18.0 million for the thirteen weeks ended March 28, 2009 from $26.8 million for the thirteen weeks ended March 29, 2008.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended March 28, 2009 decreased by $45.5 million, or 34.6%, to $86.1 million from $131.6 million for the thirteen weeks ended March 29, 2008. As a percentage of operating revenues, purchased transportation expense decreased to 74.8% for the thirteen weeks ended March 28, 2009 from 77.4% for the thirteen weeks ended March 29, 2008. The absolute decrease was primarily due to the decrease in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The decrease in purchased transportation as a percent of operating revenues is primarily due to a decrease in fuel surcharges, which are passed through to owner-operators. Fuel surcharges for the thirteen weeks ended March 28, 2009 were $7.9 million compared to $19.3 million for the thirteen weeks ended March 29, 2008.

Commissions expense. Commissions expense for the thirteen weeks ended March 28, 2009 decreased by $3.0 million, or 28.0%, to $7.6 million from $10.6 million for the thirteen weeks ended March 29, 2008. As a percentage of operating revenues, commissions expense increased to 6.6% for the thirteen weeks ended March 28, 2009 compared to 6.2% for thirteen weeks ended March 29, 2008. As a percentage of revenues, commissions expense increased primarily due to $11.4 million of the decrease in operating revenues being attributable to a decrease in fuel surcharges, which are passed on through to our owner operators and as such no commission is paid.

Other operating expense. Other operating expense for the thirteen weeks ended March 28, 2009 increased by $0.1 million, or 4.2%, to $2.4 million from $2.3 million for the thirteen weeks ended March 29, 2008. As a percentage of operating revenues, other operating expense increased to 2.1% for the thirteen weeks ended March 28, 2009 from 1.3% for the thirteen weeks ended March 29, 2008. The increase was primarily due to an increase in repairs and maintenance cost.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended March 28, 2009 decreased by $0.9 million, or 6.7%, to $11.8 million from $12.7 million for the thirteen weeks ended March 29, 2008. As a percentage of operating revenues, selling, general and administrative expense increased to 10.3% for the thirteen weeks ended March 28, 2009 from 7.5% for the thirteen weeks ended March 29, 2008. The absolute decrease in selling, general and administrative expense was primarily the result of a decrease of $487 thousand in salaries and wage expense due to reductions in employee headcounts, and decreases in travel and entertainment expenditures of $335 thousand and decreases in legal and professional fees of $343 thousand due to a settlement in excess of our estimate in the prior year. These decreases were partially offset by an increase in our allowance for doubtful accounts and uncollectible agent loans of $323 thousand.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended March 28, 2009 decreased by $1.7 million, or 31.8%, to $3.8 million from $5.5 million for the thirteen weeks ended March 29, 2008. As a percentage of operating revenues, insurance and claims expense remained consistent at 3.3% for both the thirteen weeks ended March 28, 2009 and March 29, 2008. The absolute decrease is the result of a $1.3 million decrease in auto liability insurance premiums and claims expense and a $0.4 million decrease in cargo claims expense in thirteen weeks ended March 28, 2009 compared to the thirteen weeks ended March 29, 2008.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended March 28, 2009 increased by $0.3 million, or 14.8%, to $2.5 million from $2.2 million for the thirteen weeks ended March 29, 2008. Depreciation for the thirteen weeks ended March 28, 2009 increased by $284 thousand, or 18.9%, to $1.8 million from $1.5 million for the thirteen weeks ended March 29, 2008. Amortization for the thirteen weeks ended March 28, 2009 increased by $46 thousand, or 6.3%, to $777 thousand from $731 thousand for the thirteen weeks ended March 29, 2008. As a percent of operating revenues, depreciation and amortization increased to 2.2% for the thirteen weeks ended March 28, 2009 from 1.3% for the thirteen weeks ended March 29, 2008. The absolute increases are primarily the results of additional depreciation on our $10.1 million of capital expenditures made throughout 2008 and a $46 thousand increase in amortization expense relating to acquisitions made in the first half of 2008.

Other non-operating (expense) income. Other non-operating expense for the thirteen weeks ended March 28, 2009 was $526 thousand compared to other non-operating income of $233 thousand for the thirteen weeks ended March 29, 2008. Included in other non-operating expense for the thirteen weeks ended March 28, 2009 were $732 thousand of charges for other-than-temporary impairments of marketable equity securities classified as available-for-sale. Excluding these charges, other non-operating income was $206 thousand expense for the thirteen weeks ended March 28, 2009 compared to other $233 thousand for the thirteen weeks ended March 29, 2008 and consisted primarily of dividends on our available-for-sale investments.

Interest income, net. Net interest expense for the thirteen weeks ended March 28, 2009 was $20 thousand compared to net interest income of $20 thousand for the thirteen weeks ended March 29, 2008.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended March 28, 2009 decreased by $2.0 million, or 96.0%, to $0.1 million from $2.1 million for the thirteen weeks ended March 29, 2008. The decrease was primarily attributable to the decrease in our taxable income. For the thirteen weeks ended March 28, 2009 and March 29, 2008, we had an effective income tax rate of 37.7% and 38.8%, respectively, based upon our income before provision for income taxes.

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

During the thirteen weeks ended March 28, 2009, we made capital expenditures totaling $14.6 million. These expenditures primarily consisted of a $12.0 million deposit for land, land improvements, and a facility in South Kearny, NJ. We will use this facility to consolidate local operations of two of our subsidiaries, and expand operations in the Port of New Jersey area.

Through the end of 2009, exclusive of acquisitions, if any, we expect to incur capital expenditures of $5.5 million to $7.8 million relating to real property acquisitions, renovations and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $1.3 million to $1.8 million for tractors, trailers and other equipment.

We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability under our unsecured line of credit and assuming the continuation of our current operating cash flows, we do not expect that we will experience any liquidity constraints in the foreseeable future.

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

Unsecured Line of Credit

The Company and KeyBank National Association, or KeyBank, entered into a First Amendment to Loan Agreement and First Amendment to Promissory Note, or the Agreement, dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, amending the previous loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008, which terminated due to the expiration of its term. Under the amended Agreement with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 1.5% at March 28, 2009). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of March 28, 2009, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at March 28, 2009, and there were $739,000 letters of credit issued against the line.

Discussion of Cash Flows

At March 28, 2009, we had cash and cash equivalents of $6.7 million compared to $28.8 million at December 31, 2008. The decrease in cash and cash equivalents of $22.1 million for the thirteen weeks ended March 28, 2009 resulted from $16.2 million in cash used in investing activities and $16.3 million used in financing activities, offset by $10.4 million in cash generated from operations.

The $10.4 million in cash provided by operations was primarily attributed to $0.1 million of net income adjusted for $2.6 million of non-cash charges for depreciation and amortization, $0.7 million of impairment charges on marketable securities classified as available–for-sale, $0.5 million of non-cash charges for bad debt expense, and a decrease in the working capital position of the Company of $7.0 million. The decrease in the working capital position is primarily the result of a decrease in accounts receivable due to decreased revenue. This decrease is partially offset by an increase in prepaid expenses and other, consisting primarily of prepaid auto liability insurance premiums and other prepaid expenses and a decrease in accounts payable and accrued expenses.

The $16.2 million in net cash used in investing activities for the thirteen weeks ended March 28, 2009 consisted primarily of capital expenditures of $14.6 million and $1.5 million for purchases of marketable securities.

The $16.3 million in cash used in financing activities consisted of a $16.0 million special one-time cash dividend declared on February 25, 2009, paid to stockholders of record on March 7, 2009, and $355 thousand for the repurchase of treasury stock under our stock repurchase plan.

Off Balance Sheet Arrangements

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

In connection with the 2008 acquisition of Overnite Express, Inc., or Overnite, we are required to pay cash consideration to the former owners of Overnite based on a percentage of revenues generated through June 2010.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2008. There have been no changes in the accounting policies followed by us during the thirteen weeks ended March 28, 2009.

Effect of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, which replaces SFAS No. 141. For information on this Statement, see Part I, Item 1, Note (7) to the Notes to Unaudited Consolidated Financial Statements in this report.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. For information on this Statement, see Part I, Item 1, Note (7) to the Notes to Unaudited Consolidated Financial Statements in this report.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of Statement 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For information on this Statement, see Part I, Item 1, Notes (7) and (8) to the Notes to Unaudited Consolidated Financial Statements in this report.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1. For information on these Statements, see Part I, Item 1, Note (7) to the Notes to Unaudited Consolidated Financial Statements in this report.

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

Included in cash and cash equivalents is $1.7 million in short-term investment grade instruments with original maturities of three months or less. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

We did not have any interest rate swap agreements as of March 28, 2009.

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

Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income. Gross unrealized holding losses of $2.0 million as of March 28, 2009 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary. See Part I, Item 1, Note (9) to the Notes to Unaudited Consolidated Financial Statements in this report.

As of March 28, 2009 the fair value of equity securities held as short term investments was $9.2 million compared to $8.8 million at December 31, 2008. The increase during the thirteen weeks ended March 28, 2009 represents additional purchases of $1.5 million, partially offset by other-than-temporary charges of $0.7 million on our remaining holdings, and other net unrealized holding losses of $0.4 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $915 thousand.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2009, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 28, 2009 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Information with respect to legal proceedings and other exposures appears in Part I, Item 1, Note (10) of the “Notes to Unaudited Consolidated Financial Statements,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A:	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its Common Stock during the period from January 1, 2009 to March 28, 2009, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
December 31, 2008				684,900
Jan. 1, 2009 – Jan. 24, 2009	12,800	$14.28	127,900	672,100
Jan. 25, 2009 – Feb. 21, 2009	11,100	12.57	139,000	661,000
Feb. 22, 2009 – Mar. 28, 2009	3,000	11.08	142,000	658,000

Total	26,900	$13.22	142,000	658,000

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.1	Purchase Agreement by and between UTSI Finance, Inc. and Crown Enterprises, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2009 (Commission File No. 000-51142))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: May 5, 2009	By:	/s/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: May 5, 2009	By:	/s/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer