Form 10-Q
period 2009-06-27
Universal Truckload Services, Inc.
filed 2009-08-05
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 27, 2009 was 15,980,483.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

June 27, 2009 and December 31, 2008

(In thousands, except share data)

	June 27, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$6,209	$28,767
Marketable securities	12,043	8,808
Accounts receivable – net of allowance for doubtful accounts of $4,923 and $4,486, respectively	58,200	70,590
Prepaid income taxes	29	—
Prepaid expenses and other	3,263	4,189
Deferred income taxes	5,284	5,759

Total current assets	85,028	118,113

Property and equipment	105,819	87,305
Less accumulated depreciation	(29,232)	(25,971)

Property and equipment – net	76,587	61,334

Goodwill	11,945	11,891
Intangible assets – net of accumulated amortization of $10,813 and $9,260, respectively	15,129	16,682
Other assets	4,154	3,527

Total assets	$192,843	$211,547

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,130	$20,219
Accrued expenses and other current liabilities	19,936	19,421
Income taxes payable	—	365
Due to CenTra and affiliates	76	35

Total current liabilities	40,142	40,040

Long-term liabilities:
Long-term debt	730	820
Deferred income taxes	4,029	5,351
Other long-term liabilities	468	859

Total long-term liabilities	5,227	7,030

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 15,980,483 and 16,007,383 shares outstanding at June 27, 2009 and December 31, 2008, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury Stock, at cost; 142,000 and 115,100 shares at June 27, 2009 and December 31, 2008, respectively	(2,058)	(1,703)
Retained earnings	56,359	70,898
Accumulated other comprehensive loss, net of income tax	(2,863)	(754)

Total shareholders’ equity	147,474	164,477

Total liabilities and shareholders’ equity	$192,843	$211,547

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

June 27, 2009 and June 28, 2008

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	2009	2008	2009	2008
Operating revenues:
Truckload	$75,066	$118,991	$143,781	$218,235
Brokerage	26,120	49,830	53,877	93,923
Intermodal	18,711	30,599	37,265	57,397

Total operating revenues	119,897	199,420	234,923	369,555

Operating expenses:
Purchased transportation	88,947	155,777	175,032	287,377
Commissions expense	8,060	12,177	15,662	22,743
Other operating expense	2,117	2,587	4,502	4,877
Selling, general, and administrative	10,602	12,841	22,443	25,532
Insurance and claims	5,241	5,918	9,023	11,463
Depreciation and amortization	2,576	2,359	5,138	4,591

Total operating expenses	117,543	191,659	231,800	356,583

Income from operations	2,354	7,761	3,123	12,972

Interest income	32	25	43	66

Interest expense	(9)	(26)	(40)	(47)

Other non-operating expense	(294)	(2,014)	(820)	(1,781)

Income before provision for income taxes	2,083	5,746	2,306	11,210

Provision for income taxes	778	2,243	862	4,363

Net income	$1,305	$3,503	$1,444	$6,847

Earnings per common share:
Basic	$0.08	$0.22	$0.09	$0.43
Diluted	$0.08	$0.22	$0.09	$0.43
Weighted average number of common shares outstanding:
Basic	15,980	16,088	15,985	16,088
Diluted	15,980	16,088	15,985	16,088

Dividends paid per common share	$—	$—	$1.00	$—

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$400	$2,222	$1,132	$2,222
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	—	—	—

Net impairment loss recognized in earnings	$400	$2,222	$1,132	$2,222

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Twenty-six Weeks ended June 27, 2009 and June 28, 2008

(In thousands)

	2009	2008
Cash flows from operating activities:
Net income	$1,444	$6,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,138	4,591
Other-than-temporary impairment of marketable securities	1,132	2,222
(Gain) loss on disposal of property and equipment	96	(144)
Bad debt expense	1,048	676
Deferred income taxes	(1,322)	(520)
Change in assets and liabilities:
Accounts receivable and Due from CenTra and affiliates	11,342	(13,913)
Prepaid income taxes, expenses and other assets	270	(2,298)
Total current and other long-term liabilities	(11)	6,152

Net cash provided by operating activities	19,137	3,613

Cash flows from investing activities:
Capital expenditures	(19,345)	(4,294)
Proceeds from the sale of property and equipment	316	336
Purchases of marketable securities	(6,001)	(12,063)
Proceeds from sale of marketable securities	—	14,240
Payment of earnout obligations related to acquisitions	(327)	(378)
Acquisition of businesses	—	(4,253)

Net cash used in investing activities	(25,357)	(6,412)

Cash flows from financing activities:
Dividends paid	(15,983)	—
Purchases of treasury stock	(355)	(85)

Net cash used in financing activities	(16,338)	(85)

Net decrease in cash and cash equivalents	(22,558)	(2,884)
Cash and cash equivalents – beginning of period	28,767	5,416

Cash and cash equivalents – end of period	$6,209	$2,532

Supplemental cash flow information:
Cash paid for interest	$40	$47

Cash paid for income taxes	$2,608	$4,555

Acquisition of businesses
Fair value of assets acquired, including goodwill	$—	$4,433
Payment of acquisition obligations	—	500
Remaining acquisition obligations	—	(680)

Acquisition of businesses	$—	$4,253

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

Twenty-six Weeks ended June 27, 2009 and June 28, 2008

Non-cash financing transactions (Note 3):

During the twenty-six weeks ended June 27, 2009 and June 28, 2008, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90,000 per annum as a reduction of the loan and as a reduction of the underlying land improvements.

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

CenTra provides management services to UTSI, including legal, human resources, and tax services. The cost of these services is based on the utilization of the specific services. Management believes the allocation methods are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the thirteen and twenty-six weeks ended June 27, 2009 and June 28, 2008 are presented in the table below.

In addition to the management services described above, UTSI purchases other services from CenTra. Following is a schedule of services provided by CenTra (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Management services	$241	$78	$474	$157
Building and terminal rents	153	226	340	432
Maintenance services	8	—	14	—
Trailer rents	—	7	—	16
Health insurance	747	488	1,544	1,001

Total	$1,149	$799	$2,372	$1,606

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Transactions with CenTra and Affiliates – continued

An affiliate of CenTra charged UTSI $2,907,000 and $4,121,000 for personal liability and property damage insurance for the thirteen weeks ended June 27, 2009 and June 28, 2008, respectively. Charges for the twenty-six weeks ended June 27, 2009 and June 28, 2008 were $5,566,000 and $7,698,000, respectively.

No freight services were provided to CenTra for the thirteen or twenty-six weeks ended June 27, 2009. Operating revenues from such services for the thirteen and twenty-six weeks ended June 28, 2008 were approximately $3,000 and $138,000, respectively.

Purchased transportation for the thirteen weeks ended June 27, 2009 and June 28, 2008 includes $1,000 and $1,786,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers, Inc., a wholly owned subsidiary of the Company. Charges for such services included in purchased transportation for the twenty-six weeks ended June 27, 2009 and June 28, 2008 were $2,000 and $3,513,000, respectively

As of June 27, 2009 and December 31, 2008, amounts due to CenTra and affiliates were $76,000 and $35,000, respectively. Additionally, as of December 31, 2008, included in accounts payable were amounts due to CenTra of $156,000. There were no amounts included in accounts payable due to CenTra as of June 27, 2009.

In June 2009, the Company finalized the closing with Crown Enterprises, Inc., a related party, for the purchase of a facility and property located in South Kearny, NJ. The purchase price was $15.2 million. The Company will use this facility to consolidate local operations of two of its operating subsidiaries, and expand its operations in the Port of New Jersey area.

(3)	Debt

The Company and KeyBank National Association, or KeyBank, entered into a First Amendment to Loan Agreement and First Amendment to Promissory Note, or the Agreement, dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, amending the previous loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008, which terminated due to the expiration of its term. Under the amended Agreement with KeyBank, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 1.50% at June 27, 2009). The Agreement governing the Company’s unsecured line of credit contains various financial and restrictive covenants to be maintained by the Company including requiring it to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit the Company’s ability to pay dividends or distributions. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of June 27, 2009, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at June 27, 2009 or December 31, 2008, and there were $736,000 and $839,000 letters of credit issued against the line, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)	Debt – continued

On May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal of $550,000 is due at maturity. As of June 27, 2009 and December 31, 2008, the outstanding balance under the loan was $730,000 and $820,000, respectively. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $730,000 standby letter of credit that expires February 14, 2010. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property. The Company believes the fair value of this debt approximates the carrying value based on current rates available for similar issues.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Weighted average number of common shares	15,980	16,088	15,985	16,088

Incremental shares from assumed exercise of stock options	—	—	—	—

Weighted average number of common shares and common share equivalents	15,980	16,088	15,985	16,088

For both the thirteen and twenty-six weeks ended June 27, 2009 and June 28, 2008, 190,000 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of June 27, 2009 and June 28, 2008 was $0.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2009	190,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at June 27, 2009	190,000	$22.50

Exercisable	190,000	$22.50

(6)	Comprehensive Income (Loss)

Comprehensive income (loss) includes the following (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income	$1,305	$3,503	$1,444	$6,847

Other comprehensive income (loss):
Unrealized holding losses on available-for-sale investments arising during the period, net of income tax	(2,104)	(973)	(2,817)	(1,321)
Reclassification adjustment for losses on available-for-sale investments reclassified into income, net of tax	251	1,355	708	1,355

Net gain (loss) recognized in other comprehensive income	(1,853)	382	(2,109)	34

Total Comprehensive income (loss)	$(548)	$3,885	$(665)	$6,881

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Comprehensive Income (Loss) – (continued)

Accumulated other comprehensive loss at June 27, 2009 of $2,863,000 represents the unrealized holding losses on available–for-sale investments of $2,863,000, net of related income taxes of $0. Upon the initial recognition of deferred tax assets resulting from unrealized holding losses on available-for-sale investments arising during the thirteen weeks ended June 27, 2009, the Company recorded a valuation allowance of $1,070,000 directly to shareholders equity. At June 27, 2009, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $1,010,000 and $3,873,000, respectively.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Recent Accounting Pronouncements – continued

In April 2009, the FASB issued (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FSP FAS 157-4, (ii) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS 115-2 and FAS 124-2, and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1, collectively the FSPs. FSP FAS 157-4 provides additional guidance on determining fair value when volumes and levels of activity for an asset or liability have significantly decreased and on determining when a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, provides additional guidance on determining when a debt security is other-than-temporarily impaired and provides for additional financial statement disclosures related to debt and equity securities. FSP FAS 107-1 and APB 28-1 requires, on an interim basis, the disclosures about the fair value of financial instruments required by FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”. The Company adopted all three FSPs in the quarterly period beginning on March 29, 2009. The adoption did not have an effect on the Company’s financial position, results of operations, or cash flows, but does provide for additional disclosures beginning with this quarterly report on Form 10-Q for the period ended June 27, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, or SFAS 165, which establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date, but before financial statements are issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for the Company beginning with our Quarterly Report on Form 10-Q for the thirteen and twenty-six weeks ended June 27, 2009, and will be applied prospectively. The adoption of SFAS 165 had no impact on the Company’s financial position, results of operations, or cash flows, but provide for additional disclosures beginning with this quarterly report on Form 10-Q for the period ended June 27, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, or SFAS 168, which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. SFAS 162 provided a consistent framework for determining which accounting principles should be used when preparing financial statements presented in conformity with generally accepted accounting principles the United States, or GAAP. SFAS 168 identifies the FASB Accounting Standards Codification, or the Codification, as the source of accounting principles and the framework to be used for selecting principles as the authoritative source recognized by the FASB. SFAS 168 will be effective for the Company for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the SFAS 168 to have any impact on its financial position, results of operations, or cash flows.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Fair Value Measurements – continued

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

The following tables summarize the Company’s assets measured at fair value on a recurring basis (in thousands):

	June 27, 2009
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash Equivalents	$2,246	$—	$—	$2,246
Available-for-sale securities	12,043	—	—	12,043

Total Assets	$14,289	$—	$—	$14,289

	December 31, 2008
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash Equivalents	$26,353	$—	$—	$26,353
Available-for-sale securities	8,808	—	—	8,808

Total Assets	$35,161	$—	$—	$35,161

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Fair Value Measurements – continued

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Cash equivalents – This category consists of money market and mutual funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Available-for-sale securities – Included within this asset category are equity securities. Equity securities consisting of stocks which are actively traded on public exchanges are listed as Level 1 assets. Fair value was measured based on quoted prices for identical securities in active markets.

(9)	Marketable Securities

At June 27, 2009, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type was as follows (in thousands):

	June 27, 2009
	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
Equity Securities	$14,906	$1,010	$(3,873)	$12,043

Total	$14,906	$1,010	$(3,873)	$12,043

	December 31, 2008
	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
Equity Securities	$10,037	$327	$(1,556)	$8,808

Total	$10,037	$327	$(1,556)	$8,808

Included in equity securities at June 27, 2009 are $11.2 million of securities with a cumulative loss position of $3.9 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Marketable Securities – continued

The following table shows the gross unrealized holding losses and fair value of the Company’s marketable securities that are not deemed to be other-than temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position at June 27, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$7,340	$3,873	$—	$—	$7,340	$3,873

Total	$7,340	$3,873	$—	$—	$7,340	$3,873

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the transportation, energy, and banking and finance industries. The transportation industry accounts for approximately $3.5 million, or 48%, of the total fair value and $3.0 million, or 79%, of the total unrealized losses of equity securities in a continuous loss position, the energy industry accounts for approximately $1.3 million, or 18%, of the total fair value and $0.3 million, or 7%, of the total unrealized losses of equity securities in a continuous loss position, and the banking and finance industry accounts for approximately $1.0 million, or 14%, of the total fair value and $0.2 million, or 6%, of the total unrealized losses of equity securities in a continuous loss position.

The fair value and unrealized losses are distributed in over 25 publicly traded companies, with a concentration of losses in the transportation industry. The Company has evaluated the near-term prospects of certain issuers within this industry, as well as the other issuers in the remainder of its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 27, 2009.

The Company from time to time invests cash in excess of its current needs in marketable securities, much of which is held in equity securities, which are actively traded on public exchanges. It is the philosophy of the Company to minimize the risk of capital loss without foregoing the potential for capital appreciation through investing in value-and-income oriented investments. However, holding equity securities subjects the Company to fluctuations in the market value of its investment portfolio based on current market prices, and a drop in market prices or other unstable market conditions could cause a loss in the value of the Company’s marketable securities classified as available-for-sale.

There were no equity securities in a cumulative loss position for a period of 12 months or greater as of June 27, 2009; however, during the thirteen and twenty-six weeks ended June 27, 2009, the Company recorded other-than-temporary impairment charges of $400 thousand and $1.1 million, respectively, for marketable equity securities classified as available-for-sale. These charges resulted from the Company’s equity holdings in various industries including the automotive, transportation, energy, tobacco and the banking and finance sectors, which have experienced severe declines in their respective stock prices. The Company also recorded impairment charges of $2.2 million during the thirteen and twenty-six weeks ended June 28, 2008 for marketable equity securities classified as available-for-sale. As such, the average cost basis of these securities have been adjusted to fair value as of the reporting date, and the losses have been reclassified from accumulated other comprehensive income and included in other non-operating expense in the unaudited consolidated statements of income for the thirteen and twenty-six weeks ended June 27, 2009 and June 28, 2008.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Contingencies

The Company is involved in claims and litigation arising in the ordinary course of business. These matters primarily involve claims for personal injury and property damage incurred in the transportation of freight. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, the Company believes all such litigation is adequately covered by insurance or otherwise provided for and that adverse results in one or more of those cases would not have a materially adverse effect on its financial condition, operating results and cash flows. However, if the ultimate outcome of these matters, after provisions thereof, is materially different from the Company’s estimates, they could have a material effect on the Company’s operating results and cash flows in any given quarter or year.

(11)	Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 4, 2009. Except for the following matter, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Unaudited Consolidated Financial Statements.

In July 2009, the Company entered into a Limited Asset Purchase Agreement, or the Agreement, to acquire certain assets utilized in the operations of Pacer Transport, Inc., or Pacer Transport, and two of its subsidiaries, S&H Transport, Inc. and S&H Leasing, Inc., based in Desoto, Texas for approximately $2.0 million. Pacer Transport is a wholly-owned subsidiary of Pacer International, Inc. Under the terms of the Agreement, the Company will acquire certain assets including customer, owner-operator, and agent lists and files, as well as owned trailers, used in operations consisting primarily of flatbed, van, and specialized heavy-haul equipment services throughout United States. Subject to receipt of the appropriate consents, the Company will also assume two real property leases and certain equipment leases for tractors and trailers used in Pacer Transport’s operations. Pacer Transport will retain all receivables and payables generated through the closing date. The closing is expected to occur in August 2009. The Company and Pacer Transport have also agreed to a 30-month noncompetition covenant with respect to conducting business as an independent contractor-agency based transportation company for flat bed trucks or specialized heavy haul equipment in the United States, Mexico or Canada. The purchased assets will be integrated into the operations of Universal Am-Can, Ltd., a wholly-owned subsidiary of the Company.

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

Overview

We are primarily an asset-light provider of transportation services to shippers throughout the United States and in the Canadian provinces of Ontario and Quebec. We offer flatbed and dry van trucking services, as well as rail-truck and steamship-truck intermodal and truck brokerage services. We primarily operate through a contractor network of independent sales agents and owner-operators of tractors and trailers. In return for their services, we pay our agents and owner-operators a percentage of the revenue they generate for us.

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and twenty-six weeks ended June 27, 2009, approximately 82.5% and 82.3%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $4.7 million and $19.3 million, respectively.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and twenty-six weeks ended June 27, 2009 and June 28, 2008, as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	74.2	78.1	74.5	77.8
Commissions expense	6.7	6.1	6.7	6.2
Other operating expenses	1.8	1.3	1.9	1.3
Selling, general and administrative	8.8	6.4	9.6	6.9
Insurance and claims	4.4	3.0	3.8	3.1
Depreciation and amortization	2.1	1.2	2.2	1.2

Total operating expenses	98.0	96.1	98.7	96.5

Operating income	2.0	3.9	1.3	3.5
Interest income, net	—	—	—	—
Other non-operating income (expense)	(0.2)	(1.0)	(0.3)	(0.5)

Income before provision for income taxes	1.7	2.9	1.0	3.0
Provision for income taxes	0.6	1.1	0.4	1.2

Net income	1.1%	1.8%	0.6%	1.9%

Twenty-six Weeks Ended June 27, 2009 Compared to Twenty-six Weeks Ended June 28, 2008

Operating revenues. Operating revenues for the twenty-six weeks ended June 27, 2009 decreased by $134.6 million, or 36.4%, to $234.9 million from $369.6 million for the twenty-six weeks ended June 28, 2008. The decrease in operating revenues is primarily attributable to a decrease in the number of loads in our truckload, brokerage and intermodal operations attributable to the current economic recession, a decrease in fuel surcharges, and a decrease in operating revenues per loaded mile. The number of loads from our combined truckload, brokerage, and intermodal operations was 314,000 for the twenty-six weeks ended June 27, 2009 compared to 435,000 for the twenty-six weeks ended June 28, 2008. Included in operating revenues are fuel surcharges of $15.3 million for the twenty-six weeks ended June 27, 2009 compared to $48.9 million for the twenty-six weeks ended June 28, 2008. For the twenty-six weeks ended June 27, 2009, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations decreased to $2.06 from $2.29 for the twenty-six weeks ended June 28, 2008. These decreases in our operating revenues were partially offset by increases in revenue attributable to acquisitions made in the first half of 2008. Included in operating revenues is approximately $4.1 million attributable to these acquisitions, consisting of $2.7 million in truckload operations, $0.6 million in brokerage operations, and $0.8 million in intermodal operations. Excluding the effects of acquisitions made in the second quarter of 2008, revenue from our truckload operations decreased by $77.1 million, or 35.4%, to $141.1 million for the twenty-six weeks ended June 27, 2009 from $218.2 million for the twenty-six weeks ended June 28, 2008. Excluding the effects of acquisitions made in the first half of 2008, revenue from our brokerage operations decreased by $40.7 million, or 43.3%, to $53.2 million for the twenty-six weeks ended June 27, 2009 compared to $93.9 million for the twenty-six weeks ended June 28, 2008. Excluding the effects of acquisitions made in the first half of 2008, revenue from our intermodal support services decreased by $20.9 million, or 36.4%, to $36.5 million for the twenty-six weeks ended June 27, 2009 from $57.4 million for the twenty-six weeks ended June 28, 2008.

Purchased transportation. Purchased transportation expense for the twenty-six weeks ended June 27, 2009 decreased by $112.3 million, or 39.1%, to $175.1 million from $287.4 million for the twenty-six weeks ended June 28, 2008. As a percentage of operating revenues, purchased transportation expense decreased to 74.5% for the twenty-six weeks ended June 27, 2009 from 77.8% for the twenty-six weeks ended June 28, 2008. The absolute decrease was primarily due to the decrease in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The decrease in purchased transportation as a percent of operating revenues is primarily due to a decrease in fuel surcharges, which are passed through to owner-operators and a change in the mix of operating revenues attributable to lower brokerage revenues, which typically payout higher purchased transportation rates than truckload and intermodal revenues. Fuel surcharges for the twenty-six weeks ended June 27, 2009 were $15.3 million compared to $48.9 million for the twenty-six weeks ended June 28, 2008.

Commissions expense. Commissions expense for the twenty-six weeks ended June 27, 2009 decreased by $7.0 million, or 31.1%, to $15.7 million from $22.7 million for the twenty-six weeks ended June 28, 2008. As a percentage of operating revenues, commissions expense increased to 6.7% for the twenty-six weeks ended June 27, 2009 compared to 6.2% for twenty-six weeks ended June 28, 2008. As a percentage of revenues, commissions expense increased primarily due to $33.6 million of the decrease in operating revenues being attributable to a decrease in fuel surcharges, which are passed on through to our owner operators, and as such, no commission is paid.

Other operating expense. Other operating expense for the twenty-six weeks ended June 27, 2009 decreased by $0.4 million, or 8.0%, to $4.5 million from $4.9 million for the twenty-six weeks ended June 28, 2008. As a percentage of operating revenues, other operating expense increased to 1.9% for the twenty-six weeks ended June 27, 2009 compared to 1.3% for twenty-six weeks ended June 28, 2008. The absolute decrease was primarily attributable to a decrease in licensing and permit costs, associated with the decrease in operating revenues, and a decrease in other operating costs due to several cost saving initiatives and terminal consolidations. These decreases were partially offset by an increase in repairs and maintenance costs and an increase in highway use and fuel taxes.

Selling, general and administrative. Selling, general and administrative expense for the twenty-six weeks ended June 27, 2009 decreased by $3.1 million, or 12.1%, to $22.4 million from $25.5 million for the twenty-six weeks ended June 28, 2008. As a percentage of operating revenues, selling, general and administrative expense increased to 9.6% for the twenty-six weeks ended June 27, 2009 compared to 6.9% for twenty-six weeks ended June 28, 2008. The absolute decrease in selling, general and administrative expense was primarily the result of a $2.0 million decrease in compensation expense due to reductions in employee headcounts and several cost savings that include company wide pay decreases and the implementation of unpaid time-off in the second quarter of 2009. Other cost saving initiatives resulted in decreases in travel and entertainment expenditures of $650 thousand, a decrease in legal and professional fees and other selling, general, and administrative costs of $1.0 million, and decreases in building rents of $250 thousand. These decreases were partially offset by an increase in our allowance for doubtful accounts and uncollectible agent loans of $625 thousand.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended June 27, 2009 decreased by $2.5 million, or 21.3%, to $9.0 million from $11.5 million for the twenty-six weeks ended June 28, 2008. As a percentage of operating revenues, insurance and claims increased to 3.8% for the twenty-six weeks ended June 27, 2009 from 3.1% for the twenty-six weeks ended June 28, 2008. The absolute decrease is the result of a $2.7 million decrease in auto liability insurance premiums and claims expense for the twenty-six weeks ended June 27, 2009 compared to the twenty-six weeks ended June 28, 2008. This decrease was partially offset by a $0.2 million increase in other contractor insurance and safety costs.

Depreciation and amortization. Depreciation and amortization for the twenty-six weeks ended June 27, 2009 increased by $0.5 million, or 11.9%, to $5.1 million from $4.6 million for the twenty-six weeks ended June 28, 2008. Depreciation for the twenty-six weeks ended June 27, 2009 increased by $0.5 million, or 16.2%, to $3.6 million from $3.1 million for the twenty-six weeks ended June 28, 2008. Amortization for the twenty-six weeks ended June 27, 2009 increased by $0.1 million, or 3%, to $1.6 million from $1.5 million for the twenty-six weeks ended June 28, 2008. As a percent of operating revenues, depreciation and amortization increased to 2.2% for the twenty-six weeks ended June 27, 2009 compared to 1.2% for the twenty-six weeks ended June 28, 2008. The absolute increases are primarily the results of additional depreciation on our $10.1 million of capital expenditures made throughout 2008 and a $0.1 million increase in amortization expense relating to acquisitions made in the first half of 2008.

Interest expense (income), net. Net interest income for the twenty-six weeks ended June 27, 2009 was $3 thousand compared to net interest income of $19 thousand for the twenty-six weeks ended June 28, 2008.

Other non-operating income (expense). Other non-operating expense for the twenty-six weeks ended June 27, 2009 was $0.8 million compared to $1.8 million for the twenty-six weeks ended June 28, 2008. Included in other non-operating expense for the twenty-six weeks ended June 27, 2009 and June 28, 2008 were $1.1 million and $2.2 million, respectively, of pre-tax charges for other-than-temporary impairments of marketable equity securities classified as available for sale. Excluding these charges, there was a decrease of other non-operating income of $129 thousand or 29.3% which was primarily the result of decreased dividends on our available-for-sale investments.

Provision for income taxes. Provision for income taxes for the twenty-six weeks ended June 27, 2009 decreased by $3.5 million, or 80.2%, to $0.9 million from $4.4 million for the twenty-six weeks ended June 28, 2008. The decrease was primarily attributable to the decrease in our taxable income and a lower effective tax rate. For the twenty-six weeks ended June 27, 2009 and June 28, 2008, we had an effective income tax rate of 37.4% and 38.9%, respectively, based upon our income before provision for income taxes.

Thirteen Weeks Ended June 27, 2009 Compared to Thirteen Weeks Ended June 28, 2008

Operating revenues. Operating revenues for the thirteen weeks ended June 27, 2009 decreased by $79.5 million, or 39.9%, to $119.9 million from $199.4 million for the thirteen weeks ended June 28, 2008. The decrease in operating revenues is primarily attributable to a decrease in the number of loads in our truckload, brokerage and intermodal operations attributable to the current economic recession, a decrease in fuel surcharges, and a decrease in operating revenues per loaded mile. The number of loads from our combined truckload, brokerage and intermodal operations was 162,000 for the thirteen weeks ended June 27, 2009 compared to 224,000 for the thirteen weeks ended June 28, 2008. Included in operating revenues are fuel surcharges of $7.4 million for the thirteen weeks ended June 27, 2009 compared to $29.6 million for the thirteen weeks ended June 28, 2008. For the thirteen weeks ended June 27, 2009, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations decreased to $2.04 from $2.37 for the thirteen weeks ended June 28, 2008. These decreases were partially offset by increases in revenue attributable to acquisitions made in the first half of 2008. Included in operating revenues is approximately $1.7 million attributable to these acquisitions, consisting of $1.2 million in truckload operations, $0.3 million in brokerage operations, and $0.2 million in intermodal operations. Excluding the effects of acquisitions made in the second quarter of 2008, revenue from our truckload operations decreased by $45.2 million, or 38.0%, to $73.8 million for the thirteen weeks ended June 27, 2009 from $119.0 million for the thirteen weeks ended June 28, 2008. Excluding the effects of acquisitions made in the first half of 2008, revenue from our brokerage operations decreased by $24.0 million, or 48.1%, to $25.8 million for the thirteen weeks ended June 27, 2009 compared to $49.8 million for the thirteen weeks ended June 28, 2008. Excluding the effects of acquisitions made in the first half of 2008, revenue from our intermodal support services decreased by $12.1 million, or 39.5%, to $18.5 million for the thirteen weeks ended June 27, 2009 from $30.6 million for the thirteen weeks ended June 28, 2008.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended June 27, 2009 decreased by $66.8 million, or 42.9%, to $88.9 million from $155.8 million for the thirteen weeks ended June 27, 2009. As a percentage of operating revenues, purchased transportation expense decreased to 74.2% for the thirteen weeks ended June 27, 2009 from 78.1% for the thirteen weeks ended June 28, 2008. The absolute decrease was primarily due to a decrease in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third-party providers. The decrease in purchased transportation as a percent of operating revenues is primarily due to a decrease in fuel surcharges, which are passed through to owner-operators and a change in the mix of operating revenues attributable to lower brokerage revenues, which typically payout higher purchased transportation rates than truckload and intermodal revenues. Fuel surcharges for the thirteen weeks ended June 27, 2009 were $7.4 million compared to $29.6 million for the thirteen weeks ended June 28, 2008.

Commissions expense. Commissions expense for the thirteen weeks ended June 27, 2009 decreased by $4.1 million, or 33.8%, to $8.1 million from $12.2 million for the thirteen weeks ended June 28, 2008. As a percentage of operating revenues, commissions expense increased to 6.7% for the thirteen weeks ended June 27, 2009 compared to 6.1% for thirteen weeks ended June 28, 2008. The absolute decrease was primarily due to the decline in our operating revenues. As a percentage of revenues, commissions expense increased primarily due to $22.2 million of the decrease in operating revenues being attributable to a decrease in fuel surcharges, which are passed on through to our owner operators, and as such, no commissions are paid.

Other operating expense. Other operating expense for the thirteen weeks ended June 27, 2009 decreased by $0.5 million, or 18.2%, to $2.1 million from $2.6 million for the thirteen weeks ended June 28, 2008. As a percentage of operating revenues, other operating expense increased to 1.8% for the thirteen weeks ended June 27, 2009 compared to 1.3% for the thirteen weeks ended June 28, 2008. The absolute decrease was primarily attributable to a decrease in licensing and permit costs, associated with the decrease in operating revenues, and a decrease in other operating costs due to several cost saving initiatives and terminal consolidations. These decreases were partially offset by an increase in repairs and maintenance costs and an increase in highway use and fuel taxes.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended June 27, 2009 decreased by $2.2 million, or 17.4%, to $10.6 million from $12.8 million for the thirteen weeks ended June 28, 2008. As a percentage of operating revenues, selling, general and administrative expense increased to 8.8% for the thirteen weeks ended June 27, 2009 from 6.4% for the thirteen weeks ended June 28, 2008. The absolute decrease in selling, general and administrative expense was primarily the result of a $1.5 million decrease in compensation expense due to reductions in employee headcounts and several cost savings that include company wide pay decreases and the implementation of unpaid time-off in the second quarter of 2009. Other cost saving initiatives resulted in decreases in travel and entertainment expenditures of $320 thousand, a decrease in legal and professional fees and other selling, general, and administrative costs of $475 thousand, and decreases in building rents of $255 thousand. These decreases were partially offset by an increase in our allowance for doubtful accounts and uncollectible agent loans of $300 thousand.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended June 27, 2009 decreased by $0.7 million, or 11.4%, to $5.2 million from $5.9 million for the thirteen weeks ended June 28, 2008. As a percentage of operating revenues, insurance and claims increased to 4.4% for the thirteen weeks ended June 27, 2009 from 3.0% for the thirteen weeks ended June 28, 2008. The absolute decrease is the result of a $1.2 million decrease in auto liability insurance premiums and claims expense for the thirteen weeks ended June 27, 2009 compared to the thirteen weeks ended June 28, 2008. This decrease was partially offset by a $0.4 million increase in cargo claims expense in thirteen weeks ended June 27, 2009 compared to June 28, 2008.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended June 27, 2009 increased by $0.2 million, or 9.2%, to $2.5 million from $2.3 million for the thirteen weeks ended June 28, 2008. As a percent of operating revenues, depreciation and amortization increased to 2.1% for the thirteen weeks ended June 27, 2009 compared to 1.2% for the thirteen weeks ended June 28, 2008. Depreciation for the thirteen weeks ended June 27, 2009 increased by $215 thousand, or 13.6%, to $1.8 million from $1.6 million for the thirteen weeks ended June 28, 2008. Amortization remained consistent for the thirteen weeks ended June 27, 2009 compared to the thirteen weeks ended June 28, 2008 at $0.8 million. The absolute increase in depreciation expense is primarily the results of additional depreciation on our $10.1 million of capital expenditures made throughout 2008.

Interest expense (income), net. Net interest income for the thirteen weeks ended June 27, 2009 was $22 thousand compared to net interest expense of $1 thousand for the thirteen weeks ended June 28, 2008.

Other non-operating income (expense). Other non-operating expense for the thirteen weeks ended June 27, 2009 was $0.3 million compared to $2.0 million for the thirteen weeks ended June 28, 2008. Included in other non-operating expense for the thirteen weeks ended June 27, 2009 and June 28, 2008 were $0.4 million and $2.2 million, respectively, of pre-tax charges for other-than-temporary impairments of marketable equity securities classified as available for sale. Excluding these charges, there was a decrease of other non-operating income of $100 thousand or 48.6%.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended June 27, 2009 decreased by $1.4 million, or 65.3%, to $0.8 million from $2.2 million for the thirteen weeks ended June 28, 2008. The decrease was primarily attributable to the decrease in our taxable income and a lower effective tax rate. For the thirteen weeks ended June 27, 2009 and June 28, 2008, we had an effective income tax rate of 37.3% and 39.0%, respectively, based upon our income before provision for income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations and our revolving unsecured line of credit with KeyBank.

We employ a primarily asset-light operating strategy. Substantially all of the tractors and more than 50% of the trailers utilized in our business are provided by our owner-operators and we have no capital expenditure requirements relating to this equipment. As a result, our capital expenditure requirements are limited in comparison to most large trucking companies which maintain sizable fleets of owned tractors and trailers, requiring significant capital expenditures.

During the thirteen and twenty-six weeks ended June 27, 2009, we made capital expenditures totaling $4.7 million and $19.3 million, respectively. These expenditures consisted primarily of a $15.2 million purchase of land, land improvements, and a facility located in South Kearny, NJ. We will use this facility to consolidate local operations of two of our subsidiaries, and expand operations in the Port of New Jersey area. The remaining expenditures consisted primarily of land and building improvements and trailers.

Through the end of 2009, exclusive of acquisitions, we expect to incur capital expenditures of $1.0 million to $2.2 million relating to real property acquisitions, and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $1.0 million to $1.5 million for tractors, trailers and other equipment.

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

Unsecured Line of Credit

The Company and KeyBank National Association, or KeyBank, entered into a First Amendment to Loan Agreement and First Amendment to Promissory Note, or the Agreement, dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, amending the previous loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008, which terminated due to the expiration of its term. Under the amended Agreement with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 1.50% at June 27, 2009). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of June 27, 2009, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at June 27, 2009, and there were $736,000 letters of credit issued against the line.

Discussion of Cash Flows

At June 27, 2009, we had cash and cash equivalents of $6.2 million compared to $28.8 million at December 31, 2008. The decrease in cash and cash equivalents of $22.6 million for the twenty-six weeks ended June 27, 2009 resulted from $25.4 million in cash used in investing activities and an additional $16.3 million used in financing activities, offset by $19.1 million in cash generated from operations.

The $19.1 million in cash provided by operations was primarily attributed to $1.4 million of net income adjusted for $5.1 million of non-cash charges for depreciation and amortization, $1.1 million of other-than-temporary impairment charges on marketable securities classified as available–for-sale, $1.0 million of non-cash charges for bad debt expense, and a decrease in the working capital position of the Company of $11.6 million. The decrease in the working capital position is primarily the result of a decrease in accounts receivable due to decreased revenue. Additionally, accounts payable remained consistent compared to December 31, 2008, despite the decline in operating revenues, due to a change in payment terms with brokerage vendors, yielding an additional $3.2 million in operating cash flows.

The $25.4 million in net cash used in investing activities for the twenty-six weeks ended June 27, 2009 consisted of capital expenditures of $19.4 million, including $15.2 million for the purchase of facility and property located in South Kearny, NJ, and $6.0 million for purchases of marketable securities.

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

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2008. There have been no changes in the accounting policies followed by us during the twenty-six weeks ended June 27, 2009.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, or SFAS 165, which establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date, but before financial statements are issued. For information on this Statement, see Part I, Item 1, Note (7) to the Notes to Unaudited Consolidated Financial Statements in this report.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, or SFAS 168, which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. For information on this Statement, see Part I, Item 1, Note (7) to the Notes to Unaudited Consolidated Financial Statements in this report.

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

Included in cash and cash equivalents is $2.2 million in short-term investment grade instruments with original maturities of three months or less. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

We did not have any interest rate swap agreements as of June 27, 2009.

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

Marketable Securities

The Company from time to time invests cash in excess of its current needs in marketable securities, much of which is held in equity securities, which are actively traded on public exchanges. It is the philosophy of the Company to minimize the risk of capital loss without foregoing the potential for capital appreciation through investing in value-and-income oriented investments. However, holding equity securities subjects the Company to fluctuations in the market value of its investment portfolio based on current market prices. A drop in market prices or other unstable market conditions could cause a loss in the value of the Company’s marketable securities classified as available-for-sale.

Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income. Gross unrealized holding losses of $3.9 million as of June 27, 2009 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary. See Part I, Item 1, Note (9) to the Notes to Unaudited Consolidated Financial Statements in this report.

As of June 27, 2009 the fair value of equity securities was $12.1 million compared to $8.8 million at December 31, 2008. The increase during the twenty-six weeks ended June 27, 2009 represents additional purchases of $6.0 million, partially offset by other-than-temporary charges of $1.1 million on our remaining holdings, and other net unrealized holding losses of $1.6 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.2 million.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2009, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the twenty-six weeks ended June 27, 2009 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 12, 2009 at which the following actions were taken:

1.	Our shareholders ratified the appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2009. 15,822,769 shares were voted for, 31,777 shares were voted against and 700 shares were voted to abstain.

2.	The shareholders elected the following persons to our Board of Directors, and the results of the vote on this matter were as follows:

Name	Voted For	Withheld	Abstained	Broker Non-Votes
Donald B. Cochran	15,031,184	824,061	—	—
Matthew T. Moroun	14,555,858	1,299,387	—	—
Manuel J. Moroun	14,556,967	1,298,278	—	—
Joseph J. Casaroll	15,820,417	34,829	—	—
Daniel C. Sullivan	15,820,417	34,829	—	—
Richard P. Urban	15,819,308	35,937	—	—
Ted B. Wahby	15,820,357	34,889	—	—

There were no other directors whose term of office continued after the meeting.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: August 4, 2009	By:	/s/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: August 4, 2009	By:	/s/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer