Form 10-Q
period 2009-09-26
Universal Truckload Services, Inc.
filed 2009-11-03
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of October 26, 2009 was 15,980,483.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

September 26, 2009 and December 31, 2008

(In thousands, except share data)

	September 26, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$1,298	$28,767
Marketable securities	15,960	8,808
Accounts receivable – net of allowance for doubtful accounts of $5,379 and $4,486, respectively	64,242	70,590
Prepaid income taxes	387	—
Prepaid expenses and other	2,972	4,189
Deferred income taxes	3,658	5,759

Total current assets	88,517	118,113

Property and equipment	107,242	87,305
Less accumulated depreciation	(30,716)	(25,971)

Property and equipment – net	76,526	61,334

Goodwill	13,263	11,891
Intangible assets – net of accumulated amortization of $11,596 and $9,260, respectively	14,686	16,682
Other assets	4,796	3,527

Total assets	$197,788	$211,547

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$23,268	$20,219
Accrued expenses and other current liabilities	16,526	19,421
Income taxes payable	—	365
Due to CenTra and affiliates	90	35

Total current liabilities	39,884	40,040
Long-term liabilities:
Long-term debt	730	820
Deferred income taxes	3,935	5,351
Other long-term liabilities	468	859

Total long-term liabilities	5,133	7,030

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 15,980,483 and 16,007,383 shares outstanding at September 26, 2009 and December 31, 2008, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury Stock, at cost; 142,000 and 115,100 shares at September 26, 2009 and December 31, 2008, respectively	(2,058)	(1,703)
Retained earnings	58,058	70,898
Accumulated other comprehensive income (loss), net of income taxes	735	(754)

Total shareholders’ equity	152,771	164,477

Total liabilities and shareholders’ equity	$197,788	$211,547

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

September 26, 2009 and September 27, 2008

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2009	2008	2009	2008

Operating revenues:
Truckload	$81,839	$122,053	$225,620	$340,288
Brokerage	27,942	60,190	81,819	154,113
Intermodal	18,677	30,751	55,942	88,148

Total operating revenues	128,458	212,994	363,381	582,549

Operating expenses:
Purchased transportation	96,905	168,219	271,937	455,596
Commissions expense	8,677	12,637	24,339	35,380
Other operating expense	2,393	2,129	6,895	7,006
Selling, general, and administrative	10,935	13,223	33,378	38,755
Insurance and claims	4,084	5,453	13,107	16,916
Depreciation and amortization	2,583	2,531	7,721	7,122

Total operating expenses	125,577	204,192	357,377	560,775

Income from operations	2,881	8,802	6,004	21,774

Interest income	28	63	71	129

Interest expense	(164)	(16)	(204)	(63)

Other non-operating income (expense)	(17)	2	(837)	(1,779)

Income before provision for income taxes	2,728	8,851	5,034	20,061

Provision for income taxes	1,029	3,445	1,891	7,808

Net income	$1,699	$5,406	$3,143	$12,253

Earnings per common share:
Basic	$0.11	$0.34	$0.20	$0.76
Diluted	$0.11	$0.34	$0.20	$0.76
Weighted average number of common shares outstanding:
Basic	15,980	16,088	15,983	16,088
Diluted	15,980	16,106	15,983	16,088

Dividends paid per common share	$—	$—	$1.00	$—

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$126	$495	$1,258	$2,717
Portion of loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	$126	$495	$1,258	$2,717

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirty-nine Weeks ended September 26, 2009 and September 27, 2008

(In thousands)

	2009	2008

Cash flows from operating activities:
Net income	$3,143	$12,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,721	7,122
Other-than-temporary impairment of marketable securities	1,258	2,717
Losses (gains) on disposal of property and equipment	133	(50)
Gains on disposal of marketable securities	—	(303)
Bad debt expense	1,626	1,012
Deferred income taxes	(232)	(1,018)
Change in assets and liabilities:
Accounts receivable and due from CenTra and affiliates	4,722	(17,835)
Prepaid income taxes, expenses, and other assets	(439)	(1,186)
Total current and other long-term liabilities	(477)	4,854

Net cash provided by operating activities	17,455	7,566

Cash flows from investing activities:
Capital expenditures	(20,554)	(5,639)
Proceeds from the sale of property and equipment	418	366
Purchases of marketable securities	(6,004)	(12,480)
Proceeds from sale of marketable securities	—	15,428
Payment of earnout obligations related to acquisitions	(390)	(551)
Acquisition of businesses	(2,056)	(4,253)

Net cash used in investing activities	(28,586)	(7,129)

Cash flows from financing activities:
Dividends paid	(15,983)	—
Purchases of treasury stock	(355)	(85)

Net cash used in financing activities	(16,338)	(85)

Net increase (decrease) in cash and cash equivalents	(27,469)	352
Cash and cash equivalents – beginning of period	28,767	5,416

Cash and cash equivalents – end of period	$1,298	$5,768

Supplemental cash flow information:
Cash paid for interest	$51	$63

Cash paid for income taxes	$2,919	$10,107

Acquisition of businesses:
Fair value of assets acquired, including goodwill	$2,270	$4,433
Payment of acquisition obligations	—	500
Acquisition obligations	(214)	(680)

Acquisition of businesses	$2,056	$4,253

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

Thirty-nine Weeks ended September 26, 2009 and September 27, 2008

Non-cash financing transactions (Note 3):

During the thirty-nine weeks ended September 26, 2009 and September 27, 2008, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90,000 as a reduction of the loan and as a reduction of the underlying land improvements.

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited consolidated financial statements of Universal Truckload Services, Inc. and its wholly owned subsidiaries, or the Company or UTSI, have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008 in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

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

CenTra provides management services to UTSI, including legal, human resources, and tax services. The cost of these services is based on the estimated utilization of the specific services and allocated to the Company. Management believes the allocation method is reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the thirteen and thirty-nine weeks ended September 26, 2009 and September 27, 2008 are presented in the table below.

In addition to the management services described above, UTSI purchases other services from CenTra. Following is a schedule of the costs incurred for services provided by CenTra (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Management services	$243	$79	$717	$236
Building & terminal rents	156	239	496	671
Maintenance services	22	19	36	19
Trailer rents	—	—	—	16
Health insurance	726	460	2,270	1,461

Total	$1,147	$797	$3,519	$2,403

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2) Transactions with CenTra and Affiliates - continued

An affiliate of CenTra charged UTSI $3,050,000 and $4,221,000 for personal liability and property damage insurance for the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively. Charges for the thirty-nine weeks ended September 26, 2009 and September 27, 2008 were $8,616,000 and $11,919,000, respectively.

No freight services were provided to CenTra for the thirteen or thirty-nine weeks ended September 26, 2009. Operating revenues from such services for the thirteen and thirty-nine weeks ended September 27, 2008 were approximately $62,000 and $200,000, respectively.

Purchased transportation for the thirteen weeks ended September 26, 2009 and September 27, 2008 includes $0 and $1,769,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers, Inc., a wholly owned subsidiary of the Company. Charges for such services included in purchased transportation for the thirty-nine weeks ended September 26, 2009 and September 27, 2008 were $2,000 and $5,282,000, respectively.

As of September 26, 2009 and December 31, 2008, amounts due to CenTra and affiliates were $90,000 and $35,000, respectively. Additionally, as of December 31, 2008, included in accounts payable were amounts due to CenTra of $156,000. There were no amounts included in accounts payable due to CenTra as of September 26, 2009.

In June 2009, the Company closed on the purchase of property located in South Kearny, NJ with Crown Enterprises, Inc., a related party, for $15.2 million. The Company used this location to consolidate the local operations of two of its operating subsidiaries, and is currently expanding its operations in the Port of New Jersey area.

(3) Debt

The Company and KeyBank National Association, or KeyBank, entered into a First Amendment to Loan Agreement and First Amendment to Promissory Note, or the Agreement, dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, amending the previous loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008, which terminated due to the expiration of its term (see Note 12). Under the amended Agreement with KeyBank, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 1.50% at September 26, 2009). The Agreement governing the Company’s unsecured line of credit contains various financial and restrictive covenants to be maintained by the Company including requiring it to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit the Company’s ability to pay dividends or distributions. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of September 26, 2009, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at September 26, 2009 or December 31, 2008, and there were $761,000 and $839,000 letters of credit issued against the line, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3) Debt - continued

On May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive a total of $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal of $550,000 is due at maturity. As of September 26, 2009 and December 31, 2008, the outstanding balance under the loan was $730,000 and $820,000, respectively. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $730,000 standby letter of credit that expires February 14, 2010. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property. The Company believes the fair value of this debt approximates the carrying value based on current rates available for similar issues.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Weighted average number of common shares	15,980	16,088	15,983	16,088
Incremental shares from assumed exercise of stock options	—	18	—	—

Weighted average number of common shares and common share equivalents	15,980	16,106	15,983	16,088

For both the thirteen and thirty-nine weeks ended September 26, 2009, 190,000 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive. For the thirty-nine weeks ended September 27, 2008, 190,000 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5) Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of September 26, 2009 and September 27, 2008 was $0 and $378,000, respectively.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2009	190,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at September 26, 2009	190,000	$22.50

Exercisable	190,000	$22.50

(6) Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income	$1,699	$5,406	$3,143	$12,253

Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale investments arising during the period, net of tax	3,521	65	704	(1,256)
Reclassification adjustment for losses on available-for-sale investments reclassified into income, net of tax	77	192	785	1,547

Net gain recognized in other comprehensive income	3,598	257	1,489	291

Total comprehensive income	$5,297	$5,663	$4,632	$12,544

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6) Comprehensive Income (Loss) – (continued)

Accumulated other comprehensive income at September 26, 2009 of $735,000 represents the net unrealized holding gains on available–for-sale investments of $1,177,000 net of related income tax expense of $442,000. At September 26, 2009, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $1,551,000 and $374,000, respectively.

Accumulated other comprehensive loss at December 31, 2008 of $754,000 represents the net unrealized holding losses on available–for-sale investments of $1,229,000, net of related income tax benefit of $475,000. At December 31, 2008, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $327,000 and $1,556,000, respectively.

(7) Acquisitions

In 2009, UTSI acquired the following companies for a total cost of $2,270,000:

On July 27, 2009, the Company acquired certain assets of the David Ohlrich Agency, or Ohlrich, for $285,000 through a Limited Asset Purchase Agreement. Ohlrich is a regional provider of flat bed services throughout the Southwestern United States. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, Ohlrich operates as part of Louisiana Transportation, Inc., a wholly owned subsidiary of the Company.

On August 17, 2009, the Company acquired certain assets utilized in the operations of Pacer Transport, Inc., or Pacer Transport, and two of its subsidiaries, S&H Transport, Inc. and S&H Leasing, Inc., based in Desoto, Texas through a Limited Asset Purchase Agreement for approximately $2.0 million. Pacer Transport was a wholly-owned subsidiary of Pacer International, Inc. Pacer Transport is a provider of flatbed, van, and specialized heavy-haul equipment services throughout the United States. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, Pacer Transport operates as part of Universal Am-Can, Ltd., a wholly owned subsidiary of the Company.

The pro forma effect of these acquisitions has been omitted, as the effect is immaterial to the Company’s results of operations, financial position and cash flows. The allocation of the purchase price is as follows (in thousands):

Equipment	$670
Intangible assets	339
Goodwill (tax deductible)	1,261

$2,270

The intangible assets acquired represent the acquired company’s customer relationships and are amortized over a period of seven years.

Goodwill represents the expected synergies to be achieved through the integration of the acquired companies into UTSI, and intangible assets that do not qualify for separate accounting recognition under generally accepted accounting principles.

The operating results of the acquired companies have been included in the unaudited consolidated statements of income since their respective acquisition dates; however, they have not been separately disclosed as they are deemed immaterial.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8) Recent Accounting Pronouncements

In June 2009, the Company adopted the FASB Accounting Standards Codification, or ASC. The ASC does not alter current generally accepted accounting principles in the United States, or GAAP, but rather identifies the ASC as the single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. Following this Statement, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts, but will provide additional guidance and amendments to the ASC in the form of Accounting Standards Updates, or ASU. The adoption did not have an effect on the Company’s financial position, results of operations, or cash flows.

In January 2009, the Company adopted the revisions to accounting standards issued by the FASB related to accounting for business combinations using the acquisition method of accounting which are included in Topic 805 “Business Combinations”. This revised guidance changes the accounting and financial reporting for business combinations by requiring, among other things, that: upon initially obtaining control, the acquirer record 100% of the assets acquired and liabilities assumed even when less than 100% of the target is acquired; all transaction costs be expensed as incurred; and, a liability for contingent purchase price obligations (earn-outs), if any, be recorded at the acquisition date and remeasured at fair value and included in earnings in each subsequent reporting period. The application of this standard has not had a significant effect of the Company’s financial position, results of operations, or cash flows, and has been applicable prospectively to the Company’s 2009 business combinations.

In January 2009, the Company adopted new accounting standards issued by the FASB related to the recognition and disclosure of nonfinancial assets and liabilities in the financial statements on a non-recurring basis which are included in Topic 820 “Fair Value Measurements and Disclosures”. The adoption did not have an effect on the Company’s financial position, results of operations, or cash flows.

Effective with the quarterly period beginning on March 29, 2009, the Company adopted new accounting standards issued by the FASB providing for additional financial statement disclosures related to debt and equity securities which are included in Topic 320 “Investments – Debt and Equity Securities”. The adoption did not have an effect on the Company’s financial position, results of operations, or cash flows, but did provide for additional financial statement disclosures beginning with the quarterly report on Form 10-Q with the period ended June 27, 2009.

Effective with the quarterly period beginning on March 29, 2009, the Company adopted new accounting standards issued by the FASB providing for additional financial statement disclosures related to the fair value of financial instruments which are included in Topic 825 “Financial Instruments”. The standard expanded the disclosure requirements for fair value of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual period. The adoption did not have an effect on the Company’s financial position, results of operations, or cash flows, but did provide for additional financial statement disclosures beginning with the quarterly report on Form 10-Q with the period ended June 27, 2009.

Effective with the quarterly period beginning on March 29, 2009, the Company adopted new accounting standards issued by the FASB related to accounting for and disclosing subsequent events in the financial statements which are included in Topic 855 “Subsequent Events”. The standard establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date, but before financial statements are issued and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption did not have an effect on the Company’s financial position, results of operations, or cash flows, but did require additional disclosures beginning with the quarterly report on Form 10-Q with the period ended June 27, 2009.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9) Fair Value Measurements

FASB ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date and expanded disclosures with respect to fair value measurements. In January 2009, the Company adopted new accounting standards issued by the FASB related to the recognition and disclosure of nonfinancial assets and liabilities in the financial statements on a non-recurring basis which allowed companies to elect a one year deferral for nonfinancial assets and liabilities. The Company adopted the provisions of FASB ASC Topic 820 for financial assets and liabilities on January 1, 2008, and for nonfinancial assets and liabilities on January 1, 2009.

FASB ASC Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company’s adoption of the provisions of FASB ASC Topic 820 for nonfinancial assets and liabilities did not have a material impact on its financial position, results of operations, or cash flows. The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

	September 26, 2009
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$151	$—	$—	$151
Equity securities	15,960	—	—	15,960

Total assets	$16,111	$—	$—	$16,111

	December 31, 2008
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$26,353	$—	$—	$26,353
Equity securities	8,808	—	—	8,808

Total assets	$35,161	$—	$—	$35,161

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9) Fair Value Measurements - continued

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•

Cash equivalents — This category consists of money market and mutual funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Equity securities — Included within this asset category are equity securities. Equity securities consisting of stocks which are actively traded on public exchanges are listed as Level 1 assets. Fair value was measured based on quoted prices for identical securities in active markets.

(10) Marketable Securities

At September 26, 2009, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type was as follows (in thousands):

	September 26, 2009
	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
Equity securities	$14,783	$1,551	$(374)	$15,960

	$14,783	$1,551	$(374)	$15,960

	December 31, 2008
	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
Equity securities	$10,037	$327	$(1,556)	$8,808

Total	$10,037	$327	$(1,556)	$8,808

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10) Marketable Securities - continued

Included in equity securities at September 26, 2009 are $8.5 million of securities with a cumulative loss position of $0.4 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The following table shows the gross unrealized holding losses and fair value of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position at September 26, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$8,482	$374	$—	$—	$8,482	$374

Total	$8,482	$374	$—	$—	$8,482	$374

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the transportation, utility, and banking and finance industries. The transportation industry accounts for approximately $6.5 million, or 76%, of the total fair value and $0.1 million, or 24%, of the total unrealized losses of equity securities in a continuous loss position, the utility industry accounts for approximately $0.6 million, or 7%, of the total fair value and $0.1 million, or 29%, of the total unrealized losses of equity securities in a continuous loss position, and the banking and finance industry accounts for approximately $0.5 million, or 6%, of the total fair value and $0.1 million, or 27%, of the total unrealized losses of equity securities in a continuous loss position.

The fair value and unrealized losses are distributed in over 15 publicly traded companies. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 26, 2009.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10) Marketable Securities - continued

There were no equity securities in a cumulative loss position for a period of 12 months or greater as of September 26, 2009; however, during the thirteen and thirty-nine weeks ended September 26, 2009, the Company recorded other-than-temporary impairment charges of $126 thousand and $1.3 million, respectively, for marketable equity securities classified as available-for-sale. These charges resulted from the Company’s equity holdings in various industries including the automotive, transportation, energy, tobacco and banking and finance, all of which have experienced severe declines in their respective stock prices. The Company also recorded impairment charges of $495 thousand and $2.7 million, respectively, during the thirteen and thirty-nine weeks ended September 27, 2008 for marketable equity securities classified as available-for-sale. These charges resulted primarily from the Company’s equity holdings in the automotive and banking and finance industries. As such, the average cost basis of these securities were adjusted to fair value as of the reporting date, and the losses have been reclassified from accumulated other comprehensive income and included in other non-operating income (expense) in the unaudited consolidated statements of income for the thirteen and thirty-nine weeks ended September 26, 2009 and September 27, 2008.

(11) Contingencies

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

(12) Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 3, 2009. Except for the following matter, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Unaudited Consolidated Financial Statements.

On October 26, 2009, the Company and KeyBank entered into a Second Amendment to Loan Agreement and Second Amendment to Promissory Note, or the Agreement, for the period October 26, 2009 to October 25, 2010, amending the previous loan agreement dated October 28, 2008, which terminated due to the expiration of its term. Under the new Agreement with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate or LIBOR plus 1.50%. The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and thirty-nine weeks ended September 26, 2009, approximately 84.1% and 82.9%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $1.2 million and $20.6 million, respectively.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and thirty-nine weeks ended September 26, 2009 and September 27, 2008, as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	75.4	79.0	74.8	78.2
Commissions expense	6.8	5.9	6.7	6.1
Other operating expenses	1.9	1.0	1.9	1.2
Selling, general and administrative	8.5	6.2	9.2	6.7
Insurance and claims	3.2	2.6	3.6	2.9
Depreciation and amortization	2.0	1.2	2.1	1.2

Total operating expenses	97.8	95.9	98.3	96.3

Operating income	2.2	4.1	1.7	3.7
Interest income, net	(0.1)	—	—	—
Other non-operating income (expense)	—	—	(0.2)	(0.3)

Income before provision for income taxes	2.1	4.1	1.4	3.4
Provision for income taxes	0.8	1.6	0.5	1.3

Net income	1.3%	2.5%	0.9%	2.1%

Thirty-nine Weeks Ended September 26, 2009 Compared to Thirty-nine Weeks Ended September 27, 2008

Operating revenues. Operating revenues for the thirty-nine weeks ended September 26, 2009 decreased by $219.1 million, or 37.6%, to $363.4 million from $582.5 million for the thirty-nine weeks ended September 27, 2008. The decrease in operating revenues is primarily attributable to a decrease in the number of loads in our truckload, brokerage and intermodal operations attributable to the current economic recession, a decrease in fuel surcharges, and a decrease in operating revenues per loaded mile. The number of loads from our combined truckload, brokerage, and intermodal operations was 480,000 for the thirty-nine weeks ended September 26, 2009 compared to 649,000 for the thirty-nine weeks ended September 27, 2008. Included in operating revenues are fuel surcharges of $24.8 million for the thirty-nine weeks ended September 26, 2009 compared to $81.1 million for the thirty-nine weeks ended September 27, 2008. For the thirty-nine weeks ended September 26, 2009, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations decreased to $2.04 from $2.37 for the thirty-nine weeks ended September 27, 2008. These decreases in our operating revenues were partially offset by increases in revenue attributable to acquisitions made since the first half of 2008. Included in operating revenues is approximately $8.2 million attributable to these acquisitions, consisting of $6.3 million in truckload operations, $1.1 million in brokerage operations, and $0.8 million in intermodal operations. Excluding the effects of acquisitions made since the first half of 2008, revenue from our truckload operations decreased by $121.0 million, or 35.6%, to $219.3 million for the thirty-nine weeks ended September 26, 2009 from $340.3 million for the thirty-nine weeks ended September 27, 2008. Excluding the effects of acquisitions made since the first half of 2008, revenue from our brokerage operations decreased by $73.4 million, or 47.6%, to $80.7 million for the thirty-nine weeks ended September 26, 2009 compared to $154.1 million for the thirty-nine weeks ended September 27, 2008. Excluding the effects of acquisitions made since the first half of 2008, revenue from our intermodal support services decreased by $33.0 million, or 37.4%, to $55.1 million for the thirty-nine weeks ended September 26, 2009 from $88.1 million for the thirty-nine weeks ended September 27, 2008.

Purchased transportation. Purchased transportation expense for the thirty-nine weeks ended September 26, 2009 decreased by $183.7 million, or 40.3%, to $271.9 million from $455.6 million for the thirty-nine weeks ended September 27, 2008. As a percentage of operating revenues, purchased transportation expense decreased to 74.8% for the thirty-nine weeks ended September 26, 2009 from 78.2% for the thirty-nine weeks ended September 27, 2008. The absolute decrease was primarily due to the decrease in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The decrease in purchased transportation as a percent of operating revenues is primarily due to a decrease in fuel surcharges, which are passed through to owner-operators and a change in the mix of operating revenues attributable to lower brokerage revenues, which typically payout higher purchased transportation rates than truckload and intermodal revenues. Fuel surcharges for the thirty-nine weeks ended September 26, 2009 were $24.8 million compared to $81.1 million for the thirty-nine weeks ended September 27, 2008.

Commissions expense. Commissions expense for the thirty-nine weeks ended September 26, 2009 decreased by $11.1 million, or 31.2%, to $24.3 million from $35.4 million for the thirty-nine weeks ended September 27, 2008. As a percentage of operating revenues, commissions expense increased to 6.7% for the thirty-nine weeks ended September 26, 2009 compared to 6.1% for thirty-nine weeks ended September 27, 2008. The absolute decrease was primarily due to the decrease in our operating revenues. As a percentage of revenues, commissions expense increased primarily due to $56.3 million of the decrease in operating revenues being attributable to a decrease in fuel surcharges, which are passed on through to our owner operators, and as such, no commission is paid.

Other operating expense. Other operating expense for the thirty-nine weeks ended September 26, 2009 decreased by $0.1 million, or 1.6%, to $6.9 million from $7.0 million for the thirty-nine weeks ended September 27, 2008. As a percentage of operating revenues, other operating expense increased to 1.9% for the thirty-nine weeks ended September 26, 2009 compared to 1.2% for thirty-nine weeks ended September 27, 2008. The absolute decrease was primarily attributable to a decrease in licensing and permit costs, associated with the decrease in operating revenues, and a decrease in other operating costs due to several cost saving initiatives and terminal consolidations. These decreases were partially offset by an increase in repairs and maintenance costs and an increase in highway use and fuel taxes.

Selling, general and administrative. Selling, general and administrative expense for the thirty-nine weeks ended September 26, 2009 decreased by $5.4 million, or 13.9%, to $33.4 million from $38.8 million for the thirty-nine weeks ended September 27, 2008. As a percentage of operating revenues, selling, general and administrative expense increased to 9.2% for the thirty-nine weeks ended September 26, 2009 compared to 6.7% for thirty-nine weeks ended September 27, 2008. The absolute decrease in selling, general and administrative expense was primarily the result of a $4.0 million decrease in compensation expense due to reductions in employee headcounts and several cost savings measures that include company wide pay decreases and the implementation of unpaid time-off in the second quarter of 2009. Other cost saving initiatives resulted in decreases in travel and entertainment expenditures of $625 thousand, a decrease in legal and professional fees and other selling, general, and administrative costs of $1.1 million, and decreases in building rents and office supplies of $725 thousand. These decreases were partially offset by an increase in our allowance for doubtful accounts and uncollectible agent loans of $815 thousand.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended September 26, 2009 decreased by $3.8 million, or 22.5%, to $13.1 million from $16.9 million for the thirty-nine weeks ended September 27, 2008. As a percentage of operating revenues, insurance and claims increased to 3.6% for the thirty-nine weeks ended September 26, 2009 from 2.9% for the thirty-nine weeks ended September 27, 2008. The absolute decrease is primarily the result of a $4.6 million decrease in auto liability insurance premiums and claims expense which was partially offset by a $0.8 million increase in other contractor insurance, cargo claims and safety costs.

Depreciation and amortization. Depreciation and amortization for the thirty-nine weeks ended September 26, 2009 increased by $0.6 million, or 8.4%, to $7.7 million from $7.1 million for the thirty-nine weeks ended September 27, 2008. As a percent of operating revenues, depreciation and amortization increased to 2.1% for the thirty-nine weeks ended September 26, 2009 from 1.2% for the thirty-nine weeks ended September 27, 2008. The absolute increase is primarily the result of additional depreciation on our $10.1 million of capital expenditures made throughout 2008.

Interest expense (income), net. Net interest expense for the thirty-nine weeks ended September 26, 2009 was $133 thousand compared to net interest income of $66 thousand for the thirty-nine weeks ended September 27, 2008. Included in net interest expense for the thirty-nine weeks ended September 26, 2009 was $150 thousand of interest expense assessed in connection with a fuel tax audit.

Other non-operating income (expense). Other non-operating expense for the thirty-nine weeks ended September 26, 2009 was $837 thousand compared to other non-operating expense of $1.8 million for the thirty-nine weeks ended September 27, 2008. Included in other non-operating expense for the thirty-nine weeks ended September 26, 2009 were $1.3 million of pre-tax charges for other-than-temporary impairments of marketable equity securities classified as available-for-sale compared to $2.7 million in the thirty-nine weeks ended September 27, 2008. Excluding these charges, there was a decrease in other non-operating income of $517 thousand which was primarily the result of decreased dividends on available-for-sale investments and gains on the sale of marketable securities.

Provision for income taxes. Provision for income taxes for the thirty-nine weeks ended September 26, 2009 decreased by $5.9 million, or 75.8%, to $1.9 million from $7.8 million for the thirty-nine weeks ended September 27, 2008. The decrease was primarily attributable to the decrease in our taxable income and a lower effective tax rate. For the thirty-nine weeks ended September 26, 2009 and September 27, 2008, we had an effective income tax rate of 37.6% and 38.9%, respectively, based upon our income before provision for income taxes.

Thirteen Weeks Ended September 26, 2009 Compared to Thirteen Weeks Ended September 27, 2008

Operating revenues. Operating revenues for the thirteen weeks ended September 26, 2009 decreased by $84.5 million, or 39.7%, to $128.5 million from $213.0 million for the thirteen weeks ended September 27, 2008. The decrease in operating revenues is primarily attributable to a decrease in the number of loads in our truckload, brokerage and intermodal operations attributable to the current economic recession, a decrease in fuel surcharges, and a decrease in operating revenues per loaded mile. The number of loads from our combined truckload, brokerage, and intermodal operations was 166,000 for the thirteen weeks ended September 26, 2009 compared to 214,000 for the thirteen weeks ended September 27, 2008. Included in operating revenues are fuel surcharges of $9.5 million for the thirteen weeks ended September 26, 2009 compared to $32.2 million for the thirteen weeks ended September 27, 2008. For the thirteen weeks ended September 26, 2009, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations decreased to $2.01 from $2.52 for the thirteen weeks ended September 27, 2008. These decreases in our operating revenues were partially offset by increases in revenue attributable to our acquisitions made in the third quarter of 2009. Included in operating revenues is approximately $4.1 million attributable to these acquisitions, consisting of $3.6 million in truckload operations and $0.5 million in brokerage operations. Excluding the effects of the acquisitions made in the third quarter of 2009, revenue from our truckload operations decreased by $43.8 million, or 35.9%, to $78.2 million for the thirteen weeks ended September 26, 2009 from $122.0 million for the thirteen weeks ended September 27, 2008. Excluding the effects of the acquisitions made in the third quarter of 2009, revenue from our brokerage operations decreased by $32.7 million, or 54.4%, to $27.5 million for the for the thirteen weeks ended September 26, 2009 compared to $60.2 million for the thirteen weeks ended September 27, 2008.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended September 26, 2009 decreased by $71.3 million, or 42.4%, to $96.9 million from $168.2 million for the thirteen weeks ended September 27, 2008. As a percentage of operating revenues, purchased transportation expense decreased to 75.4% for the thirteen weeks ended September 26, 2009 from 79.0% for the thirteen weeks ended September 27, 2008. The absolute decrease was primarily due to the decrease in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The decrease in purchased transportation as a percent of operating revenues is primarily due to a decrease in fuel surcharges, which are passed through to owner-operators and a change in the mix of operating revenues attributable to lower brokerage revenues, which typically payout higher purchased transportation rates than truckload and intermodal revenues. Fuel surcharges for the thirteen weeks ended September 26, 2009 were $9.5 million compared to $32.2 million for the thirteen weeks ended September 27, 2008.

Commissions expense. Commissions expense for the thirteen weeks ended September 26, 2009 decreased by $3.9 million, or 31.3%, to $8.7 million from $12.6 million for the thirteen weeks ended September 27, 2008. As a percentage of operating revenues, commissions expense increased to 6.8% for the thirteen weeks ended September 26, 2009 compared to 5.9% for thirteen weeks ended September 27, 2008. The absolute decrease was primarily due to the decrease in our operating revenues. As a percentage of revenues, commissions expense increased primarily due to $22.7 million of the decrease in operating revenues being attributable to a decrease in fuel surcharges, which are passed on through to our owner operators, and as such, no commission is paid.

Other operating expense. Other operating expense for the thirteen weeks ended September 26, 2009 increased by $0.3 million, or 12.4%, to $2.4 million from $2.1 million for the thirteen weeks ended September 27, 2008. As a percentage of operating revenues, other operating expense increased to 1.9% for the thirteen weeks ended September 26, 2009 compared to 1.0% for thirteen weeks ended September 27, 2008. The absolute increase was primarily attributable to an increase in repairs and maintenance costs and an increase in highway use and fuel taxes. These increases were partially offset by a decrease in licensing and permit costs, associated with the decrease in operating revenues, and a decrease in other operating costs due to several cost saving initiatives and terminal consolidations.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended September 26, 2009 decreased by $2.3 million, or 17.3%, to $10.9 million from $13.2 million for the thirteen weeks ended September 27, 2008. As a percentage of operating revenues, selling, general and administrative expense increased to 8.5% for the thirteen weeks ended September 26, 2009 compared to 6.2% for thirteen weeks ended

September 27, 2008. The absolute decrease in selling, general and administrative expense was primarily the result of a $2.0 million decrease in compensation expense due to reductions in employee headcounts and several cost savings that include company wide pay decreases and the implementation of unpaid time-off in the second quarter of 2009. Other cost saving initiatives resulted in decreases in legal and professional fees and other selling, general, and administrative costs of $120 thousand and decreases in building rents and office supplies of $300 thousand. These decreases were partially offset by an increase in our allowance for doubtful accounts and uncollectible agent loans of $190 thousand.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended September 26, 2009 decreased by $1.3 million, or 25.1%, to $4.1 million from $5.4 million for the thirteen weeks ended September 27, 2008. As a percentage of operating revenues, insurance and claims increased to 3.2% for the thirteen weeks ended September 26, 2009 from 2.6% for the thirteen weeks ended September 27, 2008. The absolute decrease is the result of a $1.9 million decrease in auto liability insurance premiums and claims expense for the thirteen weeks ended September 26, 2009 compared to the thirteen weeks ended September 27, 2008. This decrease was partially offset by a $0.6 million increase in other contractor insurance, cargo and safety costs.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended September 26, 2009 increased by $0.1 million, or 2.0%, to $2.6 million from $2.5 million for the thirteen weeks ended September 27, 2008. As a percent of operating revenues, depreciation and amortization increased to 2.0% for the thirteen weeks ended September 26, 2009 from 1.2% for the thirteen weeks ended September 27, 2008.

Interest expense (income), net. Net interest expense for the thirteen weeks ended September 26, 2009 was $135 thousand compared to net interest income of $47 thousand for the thirteen weeks ended September 27, 2008. Included in net interest expense for the thirteen weeks ended September 26, 2009 was $150 thousand of interest expense assessed in connection with a fuel tax audit.

Other non-operating income (expense). Other non-operating expense for the thirteen weeks ended September 26, 2009 was $17 thousand compared to other non-operating income of $2 thousand for the thirteen weeks ended September 27, 2008. Included in other non-operating expense for the thirteen weeks ended September 26, 2009 were $126 thousand of pre-tax charges for other-than-temporary impairments of marketable equity securities classified as available-for-sale compared to $495 thousand in the thirteen weeks ended September 27, 2008. Excluding these charges, there was a decrease in other non-operating income of $388 thousand which was primarily the result of decreased dividends on available-for-sale investments and gains on the sale of marketable securities

Provision for income taxes. Provision for income taxes for the thirteen weeks ended September 26, 2009 decreased by $2.4 million, or 70.1%, to $1.0 million from $3.4 million for the thirteen weeks ended September 27, 2008. The decrease was primarily attributable to the decrease in our taxable income and a lower effective tax rate. For the thirteen weeks ended September 26, 2009 and September 27, 2008, we had an effective income tax rate of 37.7% and 38.9%, respectively, based upon our income before provision for income taxes.

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

During the thirteen and thirty-nine weeks ended September 26, 2009, we made capital expenditures totaling $1.2 million and $20.6 million, respectively. These expenditures consisted primarily of a $15.2 million purchase of land, land improvements, and a facility located in South Kearny, NJ. We used this facility to consolidate the local operations of two of our operating subsidiaries, and are currently expanding operations in the Port of New Jersey area. The remaining expenditures consisted primarily of land and building improvements and trailers.

Through the end of 2009, exclusive of acquisitions, we expect to incur capital expenditures of $1.0 million to $2.2 million relating to real property acquisitions, and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $1.8 million to $2.3 million for tractors, trailers and other equipment.

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

We continue to evaluate business development opportunities, including potential acquisitions that fit our strategic plans. There can be no assurance that we will identify any opportunities that fit our strategic plans or will be able to execute any such opportunities on terms acceptable to us. Any such opportunities will be financed from available cash and cash equivalents, and our unsecured line of credit.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

Unsecured Line of Credit

The Company and KeyBank National Association, or KeyBank, entered into a First Amendment to Loan Agreement and First Amendment to Promissory Note, or the Agreement, dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, amending the previous loan agreement dated October 29, 2007 for the period October 29, 2007 to October 28, 2008, which terminated due to the expiration of its term. Under the amended Agreement with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 1.50% at September 26, 2009). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of September 26, 2009, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at September 26, 2009, and there were $761,000 letters of credit issued against the line.

On October 26, 2009, the Company and KeyBank entered into a Second Amendment to Loan Agreement and Second Amendment to Promissory Note, or the Agreement, for the period October 26, 2009 to October 25, 2010, amending the previous loan agreement dated October 28, 2008, which terminated due to the expiration of its term. Under the new Agreement with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate or LIBOR plus 1.50%. The agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default.

Discussion of Cash Flows

At September 26, 2009, we had cash and cash equivalents of $1.3 million compared to $28.8 million at December 31, 2008. The decrease in cash and cash equivalents of $27.5 million for the thirty-nine weeks ended September 26, 2009 resulted from $28.6 million in cash used in investing activities and an additional $16.4 million used in financing activities, which was offset by $17.5 million in cash generated from operations.

The $17.5 million in cash provided by operations was primarily attributed to $3.1 million of net income adjusted for $7.7 million of non-cash charges for depreciation and amortization, $1.3 million of other-than-temporary impairment charges on marketable securities classified as available–for-sale, $1.6 million of non-cash charges for bad debt expense, and a decrease in the working capital position of the Company of $3.8 million. The decrease in the working capital position is primarily the result of a decrease in accounts receivable due to decreased revenue. The Company also increased its cash provided by operating activities due to a change in payment terms with brokerage vendors, which generated an additional $2.2 million in operating cash flows. During the third quarter of 2009, the Company used operating cash flows to fund the working capital needs associated with its third quarter 2009 acquisitions.

The $28.6 million in net cash used in investing activities for the thirty-nine weeks ended September 26, 2009 consisted of capital expenditures of $20.6 million, including $15.2 million for the purchase of facility and property located in South Kearny, NJ, $6.0 million for purchases of marketable securities, and $2.0 million for the acquisition of businesses.

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

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2008. There have been no changes in the accounting policies followed by us during the thirty-nine weeks ended September 26, 2009.

Effect of Recent Accounting Pronouncements

In June 2009, the Company adopted the FASB Accounting Standards Codification, or ASC. For information on this Statement, see Part I, Item 1, Note (8) to the Notes to Unaudited Consolidated Financial Statements in this report.

In January 2009, the Company adopted the revisions to accounting standards issued by the FASB related to accounting for business combinations using the acquisition method of accounting which are included in Topic 805 “Business Combinations”. For information on this Statement, see Part I, Item 1, Note (8) to the Notes to Unaudited Consolidated Financial Statements in this report.

In January 2009, the Company adopted new accounting standards issued by the FASB related to the recognition and disclosure of nonfinancial assets and liabilities in the financial statements on a non-recurring basis which are included in Topic 820 “Fair Value Measurements and Disclosures”. For information on this Statement, see Part I, Item 1, Notes (8) and (9) to the Notes to Unaudited Consolidated Financial Statements in this report.

Effective with the quarterly period beginning on March 29, 2009, the Company adopted new accounting standards issued by the FASB providing for additional financial statement disclosures related to debt and equity securities which are included in Topic 320 “Investments – Debt and Equity Securities”. For information on this Statement, see Part I, Item 1, Note (8) to the Notes to Unaudited Consolidated Financial Statements in this report.

Effective with the quarterly period beginning on March 29, 2009, the Company adopted new accounting standards issued by the FASB providing for additional financial statement disclosures related to the fair value of financial instruments which are included in Topic 825 “Financial Instruments”. For information on this Statement, see Part I, Item 1, Note (8) to the Notes to Unaudited Consolidated Financial Statements in this report.

Effective with the quarterly period beginning on March 29, 2009, the Company adopted new accounting standards issued by the FASB related to accounting for and disclosing subsequent events in the financial statements which are included in Topic 855 “Subsequent Events”. For information on this Statement, see Part I, Item 1, Note (8) to the Notes to Unaudited Consolidated Financial Statements in this report.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the remaining quarters.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is affected by changes in interest rates. Our unsecured line of credit bears interest at a floating rate equal to the lesser of the Prime Rate or LIBOR plus 1.50%. Accordingly, changes in the Prime Rate or LIBOR would affect the interest rate on and therefore our cost under the line of credit. We currently do not have a balance outstanding under the line of credit.

Included in cash and cash equivalents is $151 thousand in money market and mutual funds. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

We did not have any interest rate swap agreements as of September 26, 2009.

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

Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income. Gross unrealized holding losses of $374 thousand as of September 26, 2009 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary. See Part I, Item 1, Note (10) to the Notes to Unaudited Consolidated Financial Statements in this report.

As of September 26, 2009, the fair value of equity securities was $15.9 million compared to $8.8 million at December 31, 2008. The increase during the thirty-nine weeks ended September 26, 2009 represents additional purchases of $6.0 million and net unrealized holding gains of $2.4 million, which were partially offset by other-than-temporary charges of $1.3 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.6 million.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2009, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirty-nine weeks ended September 26, 2009 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Information with respect to legal proceedings and other exposures appears in Part I, Item 1, Note (11) of the “Notes to Unaudited Consolidated Financial Statements,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A:	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

10.1	Second Amendment to Loan Agreement and Second Amendment to Promissory Note, dated as of October 26, 2009, between Universal Truckload Services, Inc. and KeyBank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2009 (Commission File No. 000-51142))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc. (Registrant)

Date: November 3, 2009	By:	/S/ ROBERT E. SIGLER
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: November 3, 2009	By:	/S/ DONALD B. COCHRAN
Donald B. Cochran, President and Chief Executive Officer