Form 10-K
period 2009-12-31
Universal Truckload Services, Inc.
filed 2010-03-15
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 27, 2009, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 26, 2009, as reported by The Nasdaq Stock Market, was approximately $109.6 million (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of common stock, no par value, outstanding as of March 1, 2010, was 15,980,483.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2010 Annual Meeting of Shareholders	Part III, Items 10 - 14

UNIVERSAL TRUCKLOAD SERVICES, INC.

2009 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1: BUSINESS

Overview

We are primarily an asset-light provider of transportation services to shippers throughout the United States and in the Canadian provinces of Ontario and Quebec. Our over-the-road trucking services include both flatbed and dry van operations and we provide rail-truck and steamship-truck intermodal support services. We also offer truck brokerage services, which allow us to supplement our capacity and provide our customers with transportation of freight not handled by our owner-operators. In addition, we offer full service international freight forwarding and customs house brokerage services.

We primarily operate through a contractor network of agents and owner-operators who provide us with approximately 3,400 tractors and approximately 3,400 trailers. At December 31, 2009, the Company had approximately 770 agents. Customer relationships are primarily managed by our agents who solicit freight business directly from shippers and also provide dispatch and other services to our owner-operators. Our owner-operators own, operate and maintain substantially all of the tractors and over 50% of the trailers used in our business. Some of our owner-operators also act as fleet contractors and provide us with multiple tractors and drivers. In return for their services, we pay our agents and owner-operators fixed commissions based on a percentage of the revenue they generate for us. This network of agents and owner-operators allows us to minimize our investment in tractors and trailers, manage our sales effort in a manner we believe is more efficient than employing a large sales staff, and maximize the variable portion of our cost structure. In addition, through our brokerage operations, we are able to expand our capacity by arranging for other carriers to transport shipments when we generate more freight shipments than our owner-operators can service.

We believe our commission schedule, prompt payment practices, industry reputation, financial stability, back office support and national freight network helps us to attract agents and owner-operators. In addition, we acquired the operations of 20 transportation companies between October 2000 and December 2009. We are continually evaluating new acquisition opportunities.

We were incorporated in Michigan on December 11, 2001. Our common stock began trading on the NASDAQ Global Select Market under the symbol “UACL” on February 11, 2005, the date of our initial public offering. Our principal executive offices are located at 12755 E. Nine Mile Road, Warren, Michigan 48089. Our website address is www.goutsi.com. The information contained on, or accessible through, our website is not a part of this Form 10-K.

Industry

According to the American Trucking Association, or ATA, the trucking industry was estimated at approximately $660.3 billion in revenue in 2008 and accounted for approximately 83.1% of domestic spending on freight transportation. The trucking industry is highly competitive on the basis of service and price and is necessary in many industries operating in the United States. Customers generally choose truck transportation over other surface transportation modes due to the industry’s higher levels of reliability, shipment integrity and speed.

The trucking industry includes both private fleets and “for-hire” carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods and, according to the ATA, accounted for approximately $288.1 billion of revenue in 2008. For-hire carriers include both truckload and less-than truckload operations. We primarily operate in the highly fragmented for-hire truckload segment of this market, which according to the ATA generated revenues of approximately $372.2 billion in 2008. Truckload carriers dedicate an entire trailer to one customer from origin to destination and can be further classified by the trailing equipment they use to haul a customer’s freight, such as dry van, temperature-controlled, tank or flatbed.

Our primary source of revenue results from hauling flatbed and dry van freight, which during the year ended December 31, 2009 accounted for $426.5 million, or 84.7% of our revenues. We believe the truckload market offers significant opportunities for expansion by for-hire carriers, such as ourselves, because shippers increasingly are focused on operating within and conserving capital for, their core competencies, which often do not include freight transportation. In our intermodal support services, which during the year ended December 31, 2009 accounted for $76.7 million or 15.3% of our revenues, we believe that third party logistics companies, railroads and ocean carriers are increasingly seeking efficiencies gained by using companies with greater service offerings, capacity and geographic coverage than the smaller private operators upon which they have historically relied.

Recent economic trends have led to a continuing consolidation of the truckload industry. We believe that the truckload market will continue to experience further consolidation due to a number of economic factors that have forced many smaller carriers to exit the business, merge or file for bankruptcy. These factors include rising insurance costs, scarcity of capital, volatility of fuel prices, increased prices for new environmentally friendly equipment, purchasing advantages available to larger carriers and customer demand for total service solutions that can only be provided by large carriers. As a result, we believe that larger, better-capitalized companies, like us, will have greater opportunities to gain market share and increase profit margins.

Asset Light Strategy

We primarily employ an asset light business model. Substantially all tractors and over 50% of trailers are provided by our owner-operators. In addition, our use of agents reduces our need for sizable terminals. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our intermodal depot facilities, our headquarters facility and our management information systems. We believe that our business model offers the following advantages compared with primarily asset-based trucking companies that own significant tractor fleets and use an employee sales force:

•

Variable cost structure. We pay our agents and owner-operators a percentage of the revenue they generate, which gives us flexibility to quickly adjust to increases or decreases in customer demand. Additionally, having a high proportion of variable costs reduces our risks of making fixed payments on under-utilized equipment and personnel and minimizes our exposure to fluctuating equipment values. In 2009, approximately 83.4% of our total operating expenses were variable in nature.

•

Reduced capital expenditures. Limiting our investment in tractors and trailers reduces our capital needs and allows us to grow organically using relatively small amounts of cash. This allows us to conserve our financial resources to fund our expansion strategy, including acquisitions. Our operating revenues have grown from $213.3 million in 2001 to $503.2 million in 2009, reaching a maximum level of $759.5 million in 2008, while we have spent an aggregate of $94.5 million on capital expenditures over the same period of time, excluding property and equipment acquired in connection with the acquisitions of businesses.

•

Higher financial returns. Given similar operating performance, we believe that our low fixed costs and capital expenditure requirements will produce higher returns on our assets than many of our asset-based competitors. We manage our business with a view toward enhancing these returns. In 2009, we achieved a 2.4% return on average assets.

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

Although we believe our asset light business model is advantageous, there are certain disadvantages. Our use of owner-operators limits the pool of potential drivers and could constrain our growth. In addition, our variable cost structure does not allow us to take advantage of freight cycles as well as a fixed cost structure would. Thus, in times of very high economic activity and increasing freight rates, our profitability may not expand as much as that of an asset-based carrier. We share control over customer relationships with our agents and may be constrained in our ability to seek large national contracts. Overall, however, we believe our long experience with this business model and our growth, profitability, and financial returns demonstrate that we have adequately managed these risks.

Growth Strategy

We believe that our flexible business model offers us substantial opportunities to grow. By continuing to implement our strategy, we believe that we can continue to increase our revenues and profitability, while generating a higher return on assets than many of our asset-based competitors. The key elements of our strategy are as follows:

•

Grow our brokerage operations. Our brokerage services have grown substantially, expanding to $112.9 million in operating revenues in 2009 from $25.7 million in 2001, a compound annual growth rate of 20.3%. In 2009, brokerage services accounted for 22.4% of our operating revenues. We encourage our agents to generate shipping contracts above the levels that can be accommodated by our owner-operators and provide the training and management information systems that enable our agents to broker these contracts to third party carriers. We intend to continue to grow this business both organically and through investments in management information systems and strategic acquisitions.

•

Make strategic acquisitions. Acquisitions have been an important part of our growth and we continually evaluate strategic acquisition opportunities. Our acquisition plan is to focus on targets that are primarily non-asset based, but we also will consider companies that derive a portion of their business from asset-based operations. Our predecessor began operations in 1981 when Universal Am-Can Ltd. was formed as an owner-operator and agent based carrier. Since then, we have successfully integrated 23 acquisitions, 20 of which we have consummated between October 2000 and December 2009. Our operational integration strategy is to centralize administrative functions of acquired businesses at our headquarters, while maintaining the localized operations of the acquired businesses and maintaining the target’s network of agents and owner-operators. We believe that allowing most of our acquired businesses to continue to operate under their pre-acquisition names, in their original regions and with the same agents and owner-operators enables us to maintain the loyalty of the agents and owner-operators and continue pre-existing customer relationships.

•

Expand our network of agents and owner-operators. Increasing the number of agents and owner-operators has also been a driver of our historical growth. We intend to continue to recruit qualified agents and owner-operators in order to penetrate new markets and expand our operations in existing markets. Our agents typically focus on a small number of shippers in a particular market and are attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities. With their detailed knowledge of local trucking markets, our agents serve as an excellent platform for recruiting additional owner-operators. In addition, we believe that the current environment of increasing costs and industry consolidation has created substantial uncertainty for agents, owner-operators and shippers. This uncertainty has led to a desire within these constituencies to associate themselves with a stable company that has an established market presence, and we have successfully converted small independent trucking companies into agents and owner-operators.

•

Expand our intermodal support services. Our intermodal support services have grown from $28.9 million in operating revenues in 2001 to $76.7 million in 2009, a compound annual growth rate of 13.0%. We intend to continue the growth of this business by expanding our service offerings, acquiring or renting additional intermodal facilities and also expanding our network of intermodal agents. We will evaluate future intermodal facility sites based on regional and international shipping volumes and market saturation. We currently operate eight full service container yards located in the mid-western and south-western United States. These facilities provide container and chassis inventory systems, full service repair facilities, and overhead lift capabilities. U.S. Customs has approved our Dearborn, Michigan facility as a container freight station. With the assistance of our container and chassis management services, we are able to offer steamship companies a neutral facility to store, repair, and track their equipment for future use. At our container freight station in Michigan, we can transfer bonded freight between overseas containers and other equipment for delivery to its final destination. We believe that providing container and chassis management as well as bonded customs services will allow us the opportunity to provide additional services for these customers.

Our Operations

We conduct our operations through our nine direct or indirect wholly owned operating subsidiaries under the brand names Universal Am-Can, Ltd., Mason & Dixon Lines, Inc., Economy Transport, Inc., Louisiana Transportation Inc., Mason Dixon Intermodal, Inc., Great American Lines, Inc., CrossRoad Carriers Inc., NYP of Michigan, Inc., and Universal Logistics, Inc.

We broadly group our services into the following three categories: truckload services, brokerage services and intermodal support services.

•

Truckload. Our truckload operations represented approximately $313.6 million, or 62.3%, of our operating revenues in 2009. We transport a wide variety of general commodities, including machinery, building materials, paper, food, consumer goods, automotive parts, furniture, steel and other metals on behalf of customers in various industries.

•	Brokerage. Our brokerage operations represented approximately $112.9 million, or 22.4%, of our operating revenues in 2009. We broker freight to third party transportation providers through our agent network at times when we generate more freight business than we can service with our available owner-operators. These transportation providers may include competing truckload carriers or, occasionally, shipper-owned and operated private motor carrier transport fleets with excess capacity.

•

Intermodal support services. Our intermodal support services represented $76.7 million or 15.3% of our operating revenues in 2009. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer and drayage services.

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

Agents

Our agents provide the primary interaction with our shippers. Approximately 74.6% of the freight we hauled in 2009 was solicited and controlled by our agents, with the remaining 25.4% generated by company-managed terminals and our CrossRoad Carriers subsidiary. Of our approximately 770 agents, 397 generated more than $100,000 of operating revenues and 102 generated more than $1.0 million of operating revenues, in 2009. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

We believe that our commission schedule, prompt payment practices, industry reputation, financial stability, back-office support and national freight network are attractive to agents and we have grown from 209 agents who generated more than $100,000 of operating revenues in 2000 to 397 who generated more than $100,000 of operating revenues in 2009. Our top 100 agents in 2009 generated 49.9% of our annual operating revenues. We generally pay our full-service agents a commission of 8% of revenue generated, excluding fuel surcharges. While we have signed agreements with most of our newer agents, we rely on verbal agreements with most of our long-term agents. We believe that very few of our agents work exclusively with us. The loss of any large-volume agent or a significant decrease in volume from one of these agents could have a materially adverse effect on our results of operations.

Owner-Operators

Owner-operators are individuals who own, operate and maintain one or more tractors that they either provide drivers for, or drive themselves. Our owner-operators provide us with approximately 3,400 tractors, which represent substantially all of the tractors used in our business. Owner-operators also may own trailers that they provide to us in addition to their tractor and driving services. Our owner-operators provide approximately 3,400 trailers, which represent over 50% of the trailers we use in our business. Owner-operators are responsible for all expenses of owning and operating their equipment, including the wages and benefits paid to any drivers, fuel, physical damage insurance, maintenance, fuel taxes, highway use taxes and debt service.

We believe that our commission schedule, prompt payment practices, financial stability, back-office support and national freight network are attractive to owner-operators. The number of tractors provided by our owner-operators has grown from 2,266 at December 31, 2001 to 3,387 at December 31, 2009, a compound annual growth rate of 5.2%. We generally pay our owner-operators a commission of 75% of the revenue generated from the freight they haul, if both a tractor and trailer are supplied. We also pass on 100% of any fuel surcharges we receive and a portion of other accessorial charges (at the commission rate) to our owner-operators. Most owner-operators are recruited directly by our agents. All owner-operators enter into standard, short-term written contracts with one of our operating subsidiaries that can be terminated by either party on short notice.

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

Customers

We provide our truckload, brokerage and intermodal support services throughout the United States and in the Canadian provinces of Ontario and Quebec to a wide variety of shippers, including a number of Fortune 500 and multi-national companies across a wide variety of industries. Our largest concentration of customers comes from the steel and automotive industries geographically located throughout the United States. In addition, a significant portion of our revenue results from our providing capacity to other transportation companies who aggregate loads from a variety of shippers in these and other industries. No single customer has accounted for more than 5% of our operating revenues in 2007, 2008 or 2009, and the aggregate operating revenues generated by our top ten customers did not account for more than 17% of our operating revenues in any such year. We believe the diversity of our customers and their industries lessens the impact of business cycles affecting any one company or industry.

Revenue Equipment

We offer our customers a wide range of transportation services by utilizing a diverse fleet of trailing equipment provided by us and our owner-operators. At December 31, 2009, our owner-operators provided us with approximately 3,400 tractors and 3,400 trailers. At December 31, 2009, the Company owned approximately 60 tractors and 1,800 trailers, and operated 98 leased tractors with company drivers.

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

On January 4, 2004, new FMCSA hours-of-service (HOS) regulations took effect. However, after nine months of operation under the new regulations, citizens’ advocacy groups successfully challenged the new regulations in court, alleging that they were developed without properly considering issues of driver health. Subsequently, on October 1, 2005, the FMCSA again revised the hours of service regulations to address the concerns noted by the federal court. The only significant change effecting our operations is the new requirement that at least one of the two periods of a recognized sleeper berth break be at least 8 consecutive hours. Previously, a driver could accumulate the required 10-hour sleeper berth break in two separate periods as long as each period was at least 2 hours and the two periods combined equaled 10 hours. On July 24, 2007, the court struck down the 2005 FMCSA provisions relating to the 11-hour drive time and 34-hour restart provisions. In December 2007, the FMCSA submitted and passed an Interim Final Rule (IFR) preserving the 2005 drive time and restart provisions.

In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, the FMCSA adopted the final provisions of its December 2007 IFR, which allows commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hour workday and mandates at least 10 consecutive off-duty hours between workdays. The ruling also allows drivers to continue to restart their calculations of weekly on-duty time limits after having at least 34 consecutive hours off-duty. Advocacy groups continue to challenge HOS regulations and on October 27, 2009, the FMCSA announced that it will “completely rewrite” the 2008 regulations. The timeline for the agency to issue a proposed rulemaking is less than 9 months, and a new Final Rule is expected in less than 2 years.

We are also preparing for the FMCSA to change the carrier review, safety measurement and enforcement standards to a new system known as Comprehensive Safety Analysis 2010 (CSA 2010). The CSA 2010 system changes the safety evaluation process for all motor carriers and includes a scope of enforcement to the driver level (in our case the owner-operator) to make driver safety performance history more transparent to law enforcement and motor carriers.

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

Employees

At December 31, 2009, we employed 630 individuals. None of our employees is represented by a collective bargaining unit. We believe that our employee relations are good.

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

We primarily rely on owner-operators to provide transportation services to our customers Continued reliance primarily on owner-operators, as well as reductions in our pool of available driver candidates could limit our growth.

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

In recent years, these factors have caused many owner-operators to join company-owned fleets or to exit the industry entirely. As a result of the smaller available pool of qualified owner-operators, the already strong competition among carriers for their services has intensified. Due to the difficult operating environment and intense competition, turnover among owner-operators in the trucking industry is high. In 2009, turnover among our owner-operators was approximately 106%. Additionally, our agreements with our owner-operators are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified owner-operators to replace those who have left our fleet. We are also preparing for the FMCSA to change the carrier review, safety measurement and enforcement standards to a new system known as Comprehensive Safety Analysis 2010 (CSA 2010). The CSA 2010 system changes the safety evaluation process for all motor carriers and includes a scope of enforcement to the driver level (in our case the owner-operator) to make driver safety performance history more transparent to law enforcement and motor carriers. If we are unable to retain our existing owner-operators or recruit new owner-operators, it could have a materially adverse effect on our business and results of operations.

In the event that the current operating environment for owner-operators worsens, we could adjust our owner-operator compensation package or, alternatively, acquire more of our own revenue equipment and seat it with employee drivers in order to maintain or increase the size of our fleet. The adoption of either of these measures could materially and adversely affect our financial condition and results of operations. If we are required to increase the compensation of owner-operators, our results of operations would be adversely affected to the extent increased expenses are not offset by higher freight rates. If we elect to purchase more of our own tractors and hire additional employee drivers, our capital expenditures would increase, we would incur additional employee benefits costs and depreciation, interest, and/or equipment rental expenses, our financial return on our assets would decline and we would be exposed to the risks associated with implementing a business model with which we have limited experience.

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

We compete with other trucking companies that utilize agent networks both to recruit quality agents and for the business that they generate, which typically involves both competition with respect to the freight rates that we charge shippers and the compensation paid to the agents. There can be no assurance that we will be able to retain our agents or that our agents will continue to refer to us the amount of business that they have in the past. In 2009, 102 of our agents generated more than $1.0 million in operating revenues each and our five largest revenue-producing agents generated an aggregate of approximately 9.7% of our operating revenues. If we were to lose the service of an agent or agents responsible for a significant portion of our operating revenues or if any such agent or agents were to significantly reduce the volume of business that they refer to us, it would have a materially adverse effect on our operating revenues and results of operations. Further, if we were required to increase the compensation we pay to agents in order to retain, or maintain business volumes with them, our operating results would be adversely affected to the extent that we could not pass these increased costs on to our customers.

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

Our owner-operators bear the costs of operating their tractors, including the cost of fuel and fuel taxes. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. For example, average weekly diesel fuel prices ranged from $2.58 per gallon to $2.73 per gallon in the fourth quarter 2009, compared with $2.33 per gallon to $3.88 per gallon in the fourth quarter of 2008. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. These arrangements will not fully protect our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. Our owner-operators also may seek higher compensation from us in the form of higher commissions, which could have a materially adverse effect on our results of operations. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our business and results of operations.

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

In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, the FMCSA adopted the final provisions of its December 2007 IFR, which allows commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hour workday and mandates at least 10 consecutive off-duty hours between workdays. The ruling also allows drivers to continue to restart their calculations of weekly on-duty time limits after having at least 34 consecutive hours off-duty. Advocacy groups continue to challenge HOS regulations and on October 27, 2009, the FMCSA announced that it will “completely rewrite” the 2008 regulations. The timeline for the agency to issue a proposed rulemaking is less than 9 months, and a new Final Rule is expected in less than 2 years. We will continue to monitor the actions of the FMCSA.

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

When we acquire a business, a portion of the purchase price is allocated to goodwill and other identifiable intangible assets. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the our acquisitions. At December 31, 2009, our goodwill and other identifiable intangible assets were approximately $28.8 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment on the last day of our 2nd fiscal quarter. During the third quarter of 2009 we completed our impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2009. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our financial results.

We may be subject to additional impairment charges due to further declines in the fair value of our equity securities.

As of December 31, 2009, we held equity securities with a fair value of $15.7 million as short term investments. Holding equity securities subjects us to fluctuations in the market value of our investment portfolio based on current market prices. Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge is included in the determination of net income. During 2009, the Company recorded pre-tax other-than-temporary impairment charges of $1.3 million for marketable equity securities classified as available-for-sale. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

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

ITEM 1B: UNRESOLVED SECURITIES & EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan. We own our corporate administrative offices, as well as terminal yards in the following locations: Dearborn, Michigan; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Cleveland, Ohio; Gary, Indiana; Millwood, West Virginia; Dallas, Texas; South Kearny, New Jersey and Garden City, Georgia; offices in Tampa, Florida; Houston, Texas and a condominium in Monroeville, Pennsylvania. As of December 31, 2009, our subsidiaries also leased 42 office, terminal and yard facilities in various cities and states. The leased facilities are generally leased on a month-to-month basis and 11 of these facilities are leased from affiliates of CenTra, an entity controlled by our majority shareholders. We believe that all of the properties we lease from affiliates of our majority shareholders are leased at market rates. We believe that all of the properties leased by us are suitable for their purposes and adequate to meet our needs.

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

ITEM 4: (REMOVED AND RESERVED)

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “UACL”. Our common stock began trading on February 11, 2005, the date of our initial public offering. Prior to such date, there was no public market for our common stock. The following table shows the reported high and low sales prices of our common stock for the periods indicated

	2009		2008
Fiscal Period	High	Low	High	Low
First Quarter	$15.63	$10.51	$22.20	$16.34
Second Quarter	$18.94	$12.13	$25.17	$18.95
Third Quarter	$17.45	$14.00	$27.85	$20.63
Fourth Quarter	$18.58	$15.17	$24.36	$12.40

The reported last sale price per share of the Common Stock as quoted through the NASDAQ Global Select Market on March 1, 2010 was $17.58 per share. The number of shareholders of record on March 1, 2010, was 4. However, we estimate that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

Historically, we have not paid dividends and no dividends or distributions on our common stock were paid during 2007 or 2008. However, on February 25, 2009, the board of directors declared a special one-time cash dividend of $1.00 per common share payable to stockholders of record on March 7, 2009. As a result of the special dividend, a total of approximately $16.0 million was paid on our 16.0 million common shares outstanding. We currently intend to retain any future earnings to finance the growth, development and expansion of our business and do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

Limitations on our ability to pay dividends are described under the section captioned “Liquidity and Capital Resources—Unsecured Line of Credit” in Item 7 of this Form 10-K.

Equity Compensation Plan Information

We maintain one stock incentive plan, the 2004 Stock Incentive Plan. In December 2004, our Board of Directors approved, effective upon completion of our initial public offering, the issuance of 260,000 stock options to employees under such plan. These options were issued on February 11, 2005. Through December 31, 2009, 4,983 of these options were exercised and 65,017 were forfeited. For more information on the 2004 Stock Incentive Plan, see Note 14 to the Consolidated Financial Statements, included in Item 8 of this report. The following table presents information related to securities authorized for issuance under this plan at December 31, 2009:

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by or on behalf of us or any affiliated purchaser within the fourth quarter of 2009.

Performance Graph

The graph below compares the cumulative 5-year total return to shareholders on Universal Truckload Services, Inc.’s common stock versus the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 2/10/2005 and tracks it through 12/31/2009.

	2/05	12/05	12/06	12/07	12/08	12/09
Universal Truckload Services, Inc.	100.00	115.00	118.75	95.80	70.80	97.94
NASDAQ Composite	100.00	107.20	120.61	130.87	77.35	111.72
NASDAQ Transportation	100.00	115.67	131.02	133.68	95.67	99.12

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented. The selected historical balance sheet data at December 31, 2009, 2008, 2007, 2006 and 2005 and the selected historical statement of income data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The following financial and operating data may not be indicative of our future performance.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$503,230	$759,517	$680,359	$641,627	$531,339
Operating expenses:
Purchased transportation	378,008	592,982	520,064	491,840	406,367
Commissions expense	33,953	47,333	45,081	40,360	34,678
Other operating expense, net	10,316	9,510	9,429	8,642	6,596
Selling, general and administrative	44,232	52,036	48,418	46,137	37,354
Insurance and claims	17,348	21,388	21,178	15,828	14,334
Depreciation and amortization	10,354	9,638	8,163	5,730	4,344

Total operating expenses	494,211	732,887	652,333	608,537	503,673

Income from operations	9,019	26,630	28,026	33,090	27,666
Interest and other non-operating expense (income), net	999	2,375	(944)	(1,043)	(425)

Income before provision for income taxes	8,020	24,255	28,970	34,133	28,091
Provision for income taxes	3,120	9,369	11,134	13,124	10,924

Net income	$4,900	$14,886	$17,836	$21,009	$17,167

Earnings per common share:
Basic	$0.31	$0.93	$1.11	$1.30	$1.12
Diluted	$0.31	0.93	1.11	1.30	1.12
Weighted average number of common shares outstanding:
Basic	15,982	16,073	16,115	16,118	15,372
Diluted	15,982	16,077	16,122	16,159	15,372
Cash dividends per common share	$1.00	$—	$—	$—	$4.99

Balance Sheet Data (end of year):
Cash and cash equivalents	$953	$28,767	$5,416	$5,008	$5,342
Total assets	201,611	211,547	207,188	190,900	158,666
Line of credit and long-term debt, including current portion	730	820	910	1,000	—
Total shareholders’ equity	154,425	164,477	151,442	134,453	113,172

Other Financial Data (unaudited):
Pretax margin	1.6%	3.2%	4.3%	5.3%	5.3%
EBITDA (1)	$18,640	$33,881	$36,811	$39,509	$32,370
Capital expenditures (2)	$22,262	$10,108	$14,774	$15,530	$11,626
Return on average assets (3)	2.4%	7.1%	9.0%	12.0%	12.9%

Operating Data (unaudited):
Number of agents (4)	397	409	425	395	357
Average number of tractors provided by owner-operators	3,387	3,618	3,776	3,420	2,754
Number of employees	630	649	642	644	494
Operating revenues per loaded mile (5)	$2.19	$2.74	$2.34	$2.36	$2.21
Operating revenues per load (5)	$1,007	$1,175	$1,031	$1,032	$966
Average length of haul (in miles) (5)	460	429	439	437	436
Number of loads (5)	414,822	531,716	529,497	492,305	453,676

(1)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. Management believes that the presentation of EBITDA included in this Form 10-K provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Although management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business. EBITDA is not measured under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. Investors also should note that our presentation of EBITDA may not be comparable to similarly titled measures used by other companies.

EBITDA is calculated in the following manner for each of the periods presented:

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Net income	$4,900	$14,886	$17,836	$21,009	$17,167
Add (subtract):
Interest (income) expense, net	266	(12)	(322)	(354)	(65)
Provision for income taxes	3,120	9,369	11,134	13,124	10,924
Depreciation and amortization	10,354	9,638	8,163	5,730	4,344

EBITDA	$18,640	$33,881	$36,811	$39,509	$32,370

(2)	Excludes property and equipment acquired in connection with the acquisition of businesses in each period as follows: $675 thousand in 2009, $1.2 million in 2008 and $3.8 million in 2006. 2005 excludes $4.9 million in trailers acquired in a trailer exchange with CenTra.
(3)	Net income divided by total average assets during the period. Average assets are the sum of our total assets at the end of the fiscal year and our total assets at the end of the prior fiscal year divided by two.
(4)	Includes only those agents who generated at least $100,000 in operating revenues during the period indicated.
(5)	Includes fuel surcharges and excludes operating data from our intermodal support services and the operating results of CrossRoad Carriers and D. Kratt International in order to improve the relevance of the statistical data related to our truckload and brokerage services and improve the comparability to our peer companies.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are primarily an asset light provider of transportation services to shippers throughout the United States and in the Canadian provinces of Ontario and Quebec. We offer flatbed and dry van trucking services, as well as rail-truck and steamship-truck intermodal and truck brokerage services. We primarily operate through a contractor network of independent sales agents and owner-operators of tractors and trailers. In return for their services, we pay our agents and owner-operators a percentage of the revenue they generate for us.

Our owner-operators provided us with approximately 3,400 tractors and approximately 3,400 trailers, which represented substantially all of the tractors and over 50% of the trailers used in our business. Our use of agents and owner-operators reduces our need to provide terminals and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. In 2009, approximately 83.4%, of our total operating expenses were variable in nature. Our capital expenditures for 2009 were $22.3 million. In 2009, our return on average assets was 2.4%.

Over the past eight years, our operating revenues have increased to $503.2 million in 2009, reaching a maximum level of $759.5 million in 2008, from $213.3 million in 2001, a compounded annual growth rate of 11.3%. We have achieved this growth through a mixture of organic growth and acquisitions. We expect to continue to make strategic acquisitions of companies that complement our asset light business model, as well as companies that derive a portion of their revenues from asset based operations. We believe that our willingness to expand our business to include a portion of asset based operations will expand the universe of potential acquisition targets, as most companies that we consider acquiring use a combination of asset based and non-asset based operations. We also intend to continue our organic growth, primarily by recruiting new agents and increasing the productivity of our existing agents. We believe that increasing our agent network is critical to our ability to penetrate new shipping markets and also to expand our network of owner-operators.

In November 2007, we acquired certain assets of Glenn National Carriers, Inc., or Glenn, for $2,241,000. We are also required to pay additional cash consideration to the former owners of Glenn based on a percentage of revenues generated through November 2010. Glenn provides primarily van and brokerage trucking services throughout the United States and operates through a contractor network of independent sales agents and owner-operators. Glenn operates as part of Universal Am-Can, Ltd.

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

In July 2009, we acquired certain assets of the David Ohlrich Agency, or Ohlrich, for $285,000 through a Limited Asset Purchase Agreement. Ohlrich is a regional provider of flatbed services throughout the Southwestern United States. Ohlrich operates as part of Louisiana Transportation, Inc.

In August 2009, we acquired certain assets utilized in the operations of Pacer Transport, Inc., or Pacer Transport, and two of its subsidiaries, S&H Transport, Inc. and S&H Leasing, Inc., based in Desoto, Texas through a Limited Asset Purchase Agreement for approximately $2.0 million. Pacer Transport was a wholly-owned subsidiary of Pacer International, Inc. Pacer Transport is a provider of flatbed, van, and specialized heavy-haul equipment services throughout the United States. Pacer Transport operates as part of Universal Am-Can, Ltd.

In December 2009, we acquired D. Kratt International, Inc., or D. Kratt, for approximately $2.0 million. Included in the estimated purchase price is approximately $546,000 of additional consideration to be paid the former owner of D. Kratt based on a percentage of revenues generated through December 2012. D. Kratt is a full service international freight forwarding and customs house brokerage firm based in Chicago, IL. D. Kratt International also provides extensive domestic and international logistics and warehousing functions, as well as comprehensive documentary and cargo insurance services. D. Kratt will operate as part of Universal Logistics, Inc.

Revenues and Expenses

Operating Revenues. We generate substantially all of our revenues through fees charged to customers for the transportation of freight. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, container storage and other services. Our historical revenue growth has been primarily driven by increases in the volume of freight shipped. Generally, we are paid by the mile for our services. The main factors that affect our shipping rates are competition, available truck capacity, and economic market conditions. We recognize our revenues at the time of delivery to the receiver’s location. For service arrangements, we recognize revenue after the related services have been rendered.

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

Selling, general and administrative. Employee compensation and benefits historically have accounted for over 60% of our selling, general and administrative expense. Other components of selling, general and administrative expense include allowance for doubtful customer accounts, communications and rent expense.

Insurance and claims. Insurance and claims expense represents our insurance premiums and the accruals we make for claims within our self-insured retention amounts. Our insurance premiums are generally calculated based on the size of our tractor fleet. Our accruals have primarily related to cargo and property damage claims. We may also make accruals for personal injuries and property damage to third parties, physical damage to our equipment, and workers’ compensation claims if we experience a claim in excess of our insurance coverage. To reduce our exposure to non-trucking use liability claims (claims incurred while the vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), we require our owner-operators to maintain non-trucking use liability coverage, which we refer to as deadhead bobtail coverage, of $2.0 million per occurrence. Our exposure to liability associated with accidents incurred by other third party providers who haul freight on our behalf is reduced by various factors including the extent to which they maintain their own insurance coverage. Our insurance expense varies primarily based upon the frequency and severity of our accident experience, insurance rates, our coverage limits and our self-insured retention amounts.

Depreciation and amortization. Depreciation and amortization expense relates primarily to the depreciation of trailers, management information services equipment, buildings and equipment as well as the amortization of the intangible assets recorded for our acquired customer and agent relationships. We estimate the salvage value and useful lives of depreciable assets based on current market conditions and experience with past dispositions.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the years ended December 31, 2009, 2008 and 2007, presented as a percentage of operating revenues:

	Year Ended December 31,
	2009	2008	2007
Operating revenues	100%	100%	100%
Operating expenses:
Purchased transportation	75.1	78.1	76.4
Commissions expense	6.7	6.2	6.6
Other operating expenses	2.0	1.3	1.4
Selling, general and administrative	8.8	6.9	7.1
Insurance and claims	3.4	2.8	3.1
Depreciation and amortization	2.1	1.3	1.2

Total operating expenses	98.2	96.5	95.9

Income from operations	1.8	3.5	4.1
Interest and other non-operating income (expense), net	(0.2)	(0.3)	0.1

Income before provision for income taxes	1.6	3.2	4.3
Provision for income taxes	0.6	1.2	1.6

Net income	1.0%	2.0%	2.6%

2009 Compared to 2008

Operating revenues. Operating revenues decreased by $256.3 million, or 33.7%, to $503.2 million for 2009 from $759.5 for 2008. The decrease in operating revenues is primarily attributable to a decrease in the number of loads in our truckload, brokerage and intermodal operations attributable to the current economic recession, a decrease in fuel surcharges, and a decrease in operating revenues per loaded mile. The number of loads from our combined truckload, brokerage, and intermodal operations was 658,000 for 2009 compared to 837,000 for 2008. Included in operating revenues are fuel surcharges of $35.9 million for 2009 compared to $101.3 million for 2008. For 2009, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations decreased to $2.04 from $2.39 for 2008. These decreases in our operating revenues were partially offset by increases in revenue attributable to acquisitions made since the beginning 2008. Included in operating revenues is approximately $21.0 million attributable to these acquisitions, consisting of $17.1 million in truckload operations, $3.1 million in brokerage operations, and $0.8 million in intermodal operations. Excluding the effects of these acquisitions, revenue from our truckload operations decreased by $141.8 million, or 32.4%, to $296.4 million for 2009 from $438.2 million for 2008. Excluding the effects of these acquisitions, revenue from our brokerage operations decreased by $98.5 million, or 47.3%, to $109.8 million for 2009 compared to $208.3 million for 2008. Excluding the effects of these acquisitions, revenue from our intermodal support services decreased by $37.1 million, or 32.8%, to $76.0 million for 2009 from $113.0 million for 2008.

Purchased transportation. Purchased transportation expense for 2009 decreased by $215.0 million, or 36.3%, to $378.0 million from $593.0 million for 2008. As a percentage of operating revenues, purchased transportation expense decreased to 75.1% for 2009 from 78.1% for 2008. The absolute decrease was primarily due to the decrease in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The decrease in purchased transportation as a percent of operating revenues is primarily due to a decrease in fuel surcharges, which are passed through to owner-operators and a change in the mix of operating revenues attributable to lower brokerage revenues, which typically payout at higher purchased transportation rates than truckload and intermodal revenues. Fuel surcharges for 2009 were $35.9 million compared to $101.3 million for 2008.

Commissions expense. Commissions expense for 2009 decreased by $13.4 million, or 28.3%, to $33.9 million from $47.3 million for 2008. As a percentage of operating revenues, commissions expense increased to 6.7% for 2009 compared to 6.2% for 2008. The absolute decrease was primarily due to the decrease in our operating revenues. As a percentage of revenues, commissions expense increased primarily due to $65.3 million of the decrease in operating revenues being attributable to a decrease in fuel surcharges, which are passed on through to our owner operators, and as such, no commission is paid.

Other operating expense. Other operating expense increased by $0.8 million, or 8.5%, to $10.3 million for 2009 from $9.5 million for 2008. As a percentage of operating revenues, other operating expense increased to 2.0% for 2009 from 1.3% for 2008. The absolute increase was primarily attributable to an increase in repairs and maintenance expenses on our company equipment and an increase in our highway use and fuel tax expense due to the settlement of a fuel tax audit. These increases were partially offset by a decrease in licensing and permit costs, associated with decreases in operating revenues, and a decrease in other operating costs due to several cost saving initiatives and terminal consolidations.

Selling, general and administrative. Selling, general and administrative expense for 2009 decreased by $7.8 million, or 15.0%, to $44.2 million from $52.0 million for 2008. As a percentage of operating revenues, selling, general and administrative expense increased to 8.8% for 2009 compared to 6.9% for 2008. The absolute decrease in selling, general and administrative expense was primarily the result of a $5.9 million decrease in compensation expense due to reductions in employee headcounts and several cost savings measures that include company wide pay decreases, the implementation of unpaid time-off in the second quarter of 2009 and a change in our earned vacation policy. Other cost saving initiatives resulted in decreases in travel and entertainment expenditures of $650 thousand, a decrease in other selling, general, and administrative costs of $1.3 million, and decreases in building rents and office supplies of $975 thousand. These decreases were partially offset by an increase in our allowance for doubtful accounts of $855 thousand, an increase in communications and utilities of $130 thousand and increase in salaries, wages and benefit cost attributed to our acquisitions made throughout 2008 and 2009.

Insurance and claims. Insurance and claims expense for 2009 decreased by $4.1 million, or 18.9%, to $17.3 million from $21.4 million for 2008. As a percentage of operating revenues, insurance and claims increased to 3.4% for 2009 from 2.8% for 2008. The absolute decrease is primarily the result of a $5.1 million decrease in auto liability insurance premiums and claims expense which was partially offset by a $1.1 million increase in other contractor insurance, cargo claims and safety costs.

Depreciation and amortization. Depreciation and amortization for 2009 increased by $0.7 million, or 7.4%, to $10.3 million from $9.6 million for 2008. As a percent of operating revenues, depreciation and amortization increased to 2.1% for 2009 from 1.3% for 2008, which is primarily attributable to lower operating revenues. The absolute increase is primarily the result of additional depreciation on our capital expenditures made throughout 2009.

Interest expense, net. Net interest expense for 2009 was $266 thousand compared to net interest income of $12 thousand for 2008. The increase in interest expense is primarily the result of interest expense assessed in connection with the settlement of a fuel tax.

Other non-operating income (expense). Other non-operating expense for 2009 was $733 thousand compared to $2.4 million for 2008. Included in other non-operating expense in 2009 were $1.3 million of pre-tax charges for other-than-temporary impairments of marketable equity securities classified as available-for-sale offset by $525 thousand of dividend income compared to $3.6 million of pre-tax charges for other-than-temporary impairments in 2008 offset by $950 thousand of dividend income and $300 thousand of gains on the sale of marketable equity securities.

Provision for income taxes. Provision for income taxes decreased by $6.2 million, or 66.7%, to $3.1 million for 2009 from $9.4 million for 2008. The effective income tax rate was 38.9% for 2009 compared to 38.6% for 2008, based upon our income before provision for income taxes.

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

We primarily employ an asset light operating strategy. Substantially all of the tractors and more than 50% of the trailers utilized in our business are provided by our owner-operators and we have no capital expenditure requirements relating to this equipment. As a result, our capital expenditure requirements are limited in comparison to most large trucking companies which maintain sizable fleets of owned tractors and trailers, requiring significant capital expenditures.

In 2009, we have made capital expenditures totaling $22.3 million. These expenditures can be segregated into equipment and real property purchases totaling $2.9 million and $19.4 million, respectively. Equipment purchases consist primarily of tractors, trailers, computer equipment and other miscellaneous equipment. Real property purchases consist of land, buildings and land improvements and included a $15.2 million purchase of land, land improvements and buildings in South Kearny, NJ. We used this facility to consolidate the local operations of two of our operating subsidiaries, and are currently expanding operations in the Port of New Jersey area.

In 2010, exclusive of acquisitions, we expect to incur capital expenditures of $5.5 million to $6.0 million relating to real property acquisitions and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $0.8 million to $1.3 million for tractors, trailers and other equipment.

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

We continue to evaluate business development opportunities, including potential acquisitions that fit our strategic plans. There can be no assurance that we will identify any opportunities that fit our strategic plans or will be able to execute any such opportunities on terms acceptable to us. Any such opportunities will be financed from available cash and cash equivalent and our unsecured line of credit.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

Unsecured Line of Credit

The Company and KeyBank National Association, or KeyBank, entered into a Second Amendment to Loan Agreement and Second Amendment to Promissory Note, or the Agreement, dated October 26, 2009 for the period October 26, 2009 to October 25, 2010, amending the previous agreement dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, which terminated due to the expiration of its term. Under the amended Agreement with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate or LIBOR plus 1.50% (effective rate of 1.75% at December 31, 2009). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2009, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at December 31, 2009, and there were $755,000 letters of credit issued against the line.

Discussion of Cash Flows

At December 31, 2009, we had cash and cash equivalents of $1.0 million compared to $28.8 million at December 31, 2008. The decrease in cash and cash equivalents of $27.8 million in 2009 resulted from $34.4 million in cash used in investing activities and an additional $16.4 million used in financing activities, which was offset by $22.9 million in cash provided by operations.

The $22.9 million in cash provided by operations was primarily attributable to $4.9 million of net income adjusted for $10.4 million of non-cash charges for depreciation and amortization, $1.3 million of other-than- temporary impairment charges on marketable securities classified as available–for-sale, $0.3 million of losses on the disposal of property and equipment, $2.1 million of non-cash charges for provision for doubtful accounts, $1.6 million increase in deferred income taxes and a decrease in the working capital position of the Company of $2.4 million. The decrease in the working capital position is primarily the result of a decrease in accounts receivable due to decreased revenue. The Company also increased its cash provided by operating activities due to a change in payment terms with brokerage vendors. During 2009, the Company used operating cash flows to fund the working capital needs associated with its third and fourth quarter acquisitions.

The $34.4 million in net cash used in investing activities for 2009 consisted of capital expenditures of $22.3 million, including $15.2 million for the purchase of facility and property located in South Kearny, NJ, $6.0 million for purchases of marketable securities, and $3.5 million for the acquisition of businesses. The Company also made a $2.7 million advance for a business acquisition completed in 2010.

The $16.4 million in cash used in financing activities consisted of a $16.0 million special one-time cash dividend declared on February 25, 2009, paid to stockholders of record on March 7, 2009, and $355 thousand for the repurchase of treasury stock under our stock repurchase plan.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Payments due by period
Contractual Obligations		Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-Term Debt	$730	$90	$640	$—	$—
Operating Lease Obligations	4,047	3,247	800	—	—

Total	$4,777	$3,337	$1,440	$—	$—

The long-term debt represents the amount due under the loan from the County of Cuyahoga, Ohio, upon maturity and the un-forgiven amounts to be forgiven provided the Company meets the conditions for forgiveness at each measurement period. As of December 31, 2009, the total amount of gross unrecognized tax benefits was $546,000. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities.

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

As of December 31, 2009, we did not have any reserves for workers’ compensation or general liability claims. We do establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition and results of operations.

Valuation of Long-Lived Asset, including Goodwill and Intangible Assets

We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment on the last day of our 2nd fiscal quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The goodwill impairment test is a two-step test. Under the first step, we compare the fair value of each of the Company’s reporting units with goodwill to their related carrying values. If the fair value of a reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions. The Company estimates the fair value of its reporting units utilizing the income approach through the application of a discounted cash flow analysis. Key assumptions used to determine the fair value of each reporting unit are: (a) future expected cash flows; (b) estimated residual growth rates; and (c) discount rates, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital. Additionally, the Company considers its market capitalization in comparison to the fair value of its reporting units. During the third quarter of 2009, we completed our goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded the carrying value of its net assets. Accordingly, no impairment loss was recognized.

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

Other-than-temporary Impairments

Periodically, we review all available-for-sale securities for other-than-temporary impairment. An impairment that is an other-than-temporary impairment is a decline in the fair value of a security below its cost basis attributable to factors that indicate the cost basis in the security may not be recoverable in the near term. The determination of an other-than-temporary impairment is a subjective process, and requires judgment and assumptions that could affect the timing of loss realization. We consider several factors including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities for a sufficient period of time to allow for a recovery. If, in our judgment, the impairment is determined to be other-than-temporary, the cost basis of the security is written down to the then-current market value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. Gross unrealized holding losses of $1.0 million as of December 31, 2009 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

Recently Issued Accounting Pronouncements Not Currently Effective

See Item 8: Note 1(u) to the Consolidated Financial Statements for discussion of new accounting pronouncements.

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

Included in cash and cash equivalents is $347 thousand in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income. Gross unrealized holding losses of $1.0 million as of December 31, 2009 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary. See Part II, Item 8, Note 1(e) of “Notes to Consolidated Financial Statements.”

As of December 31, 2009, the fair value of equity securities was $15.7 million compared to $8.8 million at December 31, 2008. The increase during 2009 represents additional purchases of $6.0 million and net unrealized holding gains of $2.3 million, which were partially offset by other-than-temporary charges of $1.3 million and sales of $0.1 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.6 million.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited the accompanying consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Truckload Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for business combinations in 2009 due to the adoption of Financial Accounting Standards Board Statement No.141R, Business Combinations (included in FASB ASC Topic 805, Business Combinations), as of January 1, 2009.

/s/    KPMG LLP

Detroit, Michigan

March 15, 2010

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(In thousands, except share data)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$953	$28,767
Marketable securities	15,721	8,808
Accounts receivable – net of allowance for doubtful accounts of $5,464 and $4,486, respectively	63,352	70,590
Prepaid income taxes	2,310	—
Prepaid expenses and other	3,534	4,189
Deferred income taxes	3,754	5,759

Total current assets	89,624	118,113

Property and equipment	108,608	87,305
Less accumulated depreciation	(32,362)	(25,971)

Property and equipment—net	76,246	61,334

Goodwill	14,226	11,891
Intangible assets—net of accumulated amortization of $12,393 and $9,260, respectively	14,564	16,682
Other assets	6,951	3,527

Total assets	$201,611	$211,547

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, including related party amounts of $0 and $156, respectively	25,100	20,219
Accrued expenses and other current liabilities	15,028	19,421
Income taxes payable	—	365
Due to CenTra and affiliates	177	35

Total current liabilities	40,305	40,040

Long-term liabilities:
Long-term debt	730	820
Deferred income taxes	5,823	5,351
Other long-term liabilities	328	859

Total long-term liabilities	6,881	7,030

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 15,980,483 and 16,007,383 shares outstanding, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury stock, at cost; 142,000 and 115,100 shares, respectively	(2,058)	(1,703)
Retained earnings	59,815	70,898
Accumulated other comprehensive gain (loss)—unrealized holding gain (loss) on available-for-sale securities, net of income taxes of $(399) and $475, respectively	632	(754)

Total shareholders’ equity	154,425	164,477

Total liabilities and shareholders’ equity	$201,611	$211,547

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2009, 2008 and 2007

(In thousands, except per share data)

	2009	2008	2007
Operating revenues:
Truckload, including related party amounts of $2, $201 and $467, respectively	$313,573	$438,203	$402,082
Brokerage	112,914	208,289	171,814
Intermodal	76,743	113,025	106,463

Total operating revenues	503,230	759,517	680,359

Operating expenses:
Purchased transportation, including related party amounts of $2, $6,377 and $13,235, respectively	378,008	592,982	520,064
Commissions expense	33,953	47,333	45,081
Other operating expense, net, including related party amounts of $52, $28 and $376, respectively	10,316	9,510	9,429
Selling, general, and administrative, including related party amounts of $4,923, $3,782 and $2,615, respectively	44,232	52,036	48,418
Insurance and claims, including related party amounts of $11,959, $15,289 and $14,436, respectively	17,348	21,388	21,178
Depreciation and amortization	10,354	9,638	8,163

Total operating expenses	494,211	732,887	652,333

Income from operations	9,019	26,630	28,026
Interest income	90	150	379
Interest expense	(356)	(138)	(57)
Other non-operating income (expense), net	(733)	(2,387)	622

Income before provision for income taxes	8,020	24,255	28,970
Provision for income taxes	3,120	9,369	11,134

Net income	$4,900	$14,886	$17,836

Earnings per common share:
Basic	$0.31	$0.93	$1.11
Diluted	$0.31	$0.93	$1.11
Weighted average number of common shares outstanding:
Basic	15,982	16,073	16,115
Diluted	15,982	16,077	16,122
Dividends paid per common share	$1.00	$—	$—

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$1,258	$3,642	$—
Portion of loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	$1,258	$3,642	$—

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2009, 2008 and 2007

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances—January 1, 2007	$16,118	$79,806	$—	$38,176	$353	$134,453
Comprehensive income
Net income	—	—	—	17,836	—	17,836
Unrealized loss on available for sale investments, net of income taxes of $302	—	—	—	—	(479)	(479)

Total comprehensive income						17,357
Purchases of treasury stock	—	—	(480)	—	—	(480)
Exercise of stock options	4	108	—	—	—	112

Balances—December 31, 2007	$16,122	$79,914	$(480)	$56,012	$(126)	$151,442
Comprehensive income
Net income	—	—	—	14,886	—	14,886
Unrealized loss on available for sale investments, net of income taxes of $393	—	—	—	—	(628)	(628)

Total comprehensive income						14,258
Purchases of treasury stock	—	—	(1,223)	—	—	(1,223)

Balances—December 31, 2008	$16,122	$79,914	$(1,703)	$70,898	$(754)	$164,477
Comprehensive income
Net income	—	—	—	4,900	—	4,900
Unrealized gain on available for sale investments, net of income taxes of $(874)	—	—	—	—	1,386	1,386

Total comprehensive income						6,286
Dividends paid ($1.00 per share)	—	—	—	(15,983)	—	(15,983)
Purchases of treasury stock	—	—	(355)	—	—	(355)

Balances—December 31, 2009	$16,122	$79,914	$(2,058)	$59,815	$632	$154,425

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$4,900	$14,886	$17,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,354	9,638	8,163
Other-than-temporary impairment of marketable securities	1,258	3,642	—
Gain on sale of marketable equity securities	—	(303)	(228)
Loss (gains) on disposal of property and equipment	266	72	90
Provision for doubtful accounts	2,136	1,483	1,573
Deferred income taxes	1,603	(1,964)	1,730
Change in assets and liabilities:
Accounts receivable and Due from Centra and affiliates	6,328	14,597	(5,759)
Prepaid income taxes, prepaid expenses and other assets	(2,412)	927	(2,177)
Accounts payable, accrued expenses and other current liabilities	(1,127)	(8,108)	(492)
Due to CenTra and affiliates	142	35	—
Other long-term liabilities	(531)	(388)	(525)

Net cash provided by operating activities	22,917	34,517	20,211

Cash flows from investing activities:
Capital expenditures	(22,262)	(10,108)	(14,774)
Proceeds from the sale of property and equipment	442	419	1,333
Purchases of marketable securities	(6,004)	(12,485)	(15,593)
Proceeds from sale of marketable securities	93	17,278	12,410
Payment of earnout obligations related to acquisitions	(505)	(794)	(1,078)
Advance for acquisition of business	(2,658)	—	—
Acquisitions of businesses	(3,499)	(4,253)	(1,733)

Net cash used in investing activities	(34,393)	(9,943)	(19,435)

Cash flows from financing activities:
Dividends paid	(15,983)	—	—
Proceeds from exercise of stock options	—	—	112
Purchases of treasury stock	(355)	(1,223)	(480)

Net cash used in financing activities	(16,338)	(1,223)	(368)

Net increase (decrease) in cash	(27,814)	23,351	408
Cash and cash equivalents—January 1	28,767	5,416	5,008

Cash and cash equivalents—December 31	$953	$28,767	$5,416

Supplemental cash flow information:
Cash paid for interest	$356	$138	$57

Cash paid for income taxes	$4,367	$10,866	$9,401

Acquisition of businesses:
Fair value of assets acquired, including goodwill	$5,058	$4,433	$2,693
Payment of acquisitions obligations	—	500	—
Acquisition obligations	(756)	(680)	(508)
Liabilities assumed	(803)	—	(452)

Net cash paid for acquisition of businesses	$3,499	$4,253	$1,733

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

Years ended December 31, 2009, 2008 and 2007

(In thousands)

Non-cash financing transactions (Note 9):

During each of the years ended December 31, 2009, 2008 and 2007, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90,000 as a reduction of the loan and as a reduction of the underlying land improvements.

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(1)	Summary of Significant Accounting Policies

(a)	Business

Universal Truckload Services, Inc., referred to herein as UTSI or the Company, through its subsidiaries, operates as an owner-operator and agency based truckload motor carrier in the United States and in the Canadian provinces of Ontario and Quebec. Our over-the-road trucking services include both flatbed and dry van operations and we provide rail-truck and steamship-truck intermodal support services. We also offer truck brokerage services, which allow us to supplement our capacity and provide our customers with transportation of freight not handled by our owner-operators, and full service international freight forwarding and customs house brokerage services.

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Am-Can Ltd., or UACL, The Mason & Dixon Lines, Inc., or MADL, Mason Dixon Intermodal, Inc., or MDII, Economy Transport, Inc., or ECON, Louisiana Transportation, Inc., or LTI, Great American Lines, Inc., or GAML, CrossRoad Carriers, Inc., or CRC, NYP of Michigan, Inc., or NYP, and D. Kratt International, Inc. or D. Kratt. In 2009, the Company completed three acquisitions. The activities of the acquired companies are included from the date of acquisition through December 31, 2009 (see Note 2). All significant intercompany accounts and transactions have been eliminated.

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

Certain reclassifications have been made to the December 31, 2008 and 2007 consolidated financial statements in order for them to conform to the December 31, 2009 presentation.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(1)	Summary of Significant Accounting Policies—continued

(d)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with an original maturity of three months or less.

It is the policy of the Company to record checks issued in excess of funds on deposit as accounts payable for balance sheet presentation, and include the changes in these positions as cash flows from operating activities in the statements of cash flows. Accounts payable included reclassification of checks issued in excess of funds on deposit in the amount of $2.4 million at December 31, 2009. At December 31, 2008, funds on deposit were in excess of checks issued and no reclassification was necessary. The change in the reclassified amounts of checks issued in excess of funds on deposit of $2.4 million, $(9.6) million, and $(1.6) million for 2009, 2008 and 2007, respectively, is included in cash flows from operating activities in the statements of cash flows.

(e)	Marketable Securities

At December 31, 2009 and 2008, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense). During the years ended December 31, 2009, 2008 and 2007, the Company received proceeds of $0.1 million, $17.3 million, and $12.4 million from the sale of marketable securities with a combined cost of $0.1 million, $17.0 million, and $12.2 million resulting in a realized gain of $0, $303,000, and $228,000, respectively.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At December 31, 2009
Equity Securities	$14,689	$2,026	$(994)	$15,721

At December 31, 2008
Equity Securities	$10,037	$327	$(1,556)	$8,808

Included in equity securities at December 31, 2009 was $6.6 million of securities with a cumulative loss position of $1.0 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(1)	Summary of Significant Accounting Policies—continued

(e)	Marketable Securities—continued

The fair value and gross unrealized holding losses of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31,2009
Equity securities	$5,979	$892	$644	$102	$6,623	$994

At December 31,2008
Equity securities	$6,747	$1,556	$—	$—	$6,747	$1,556

At December 31, 2009, the Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the transportation, banking and finance, and utility industries. The transportation industry accounts for approximately $5.4 million, or 81%, of the total fair value and $0.8 million, or 81%, of the total unrealized losses of equity securities in a continuous loss position, the banking and finance industry accounts for approximately $0.5 million, or 8%, of the total fair value and $0.1 million, or 13%, of the total unrealized losses of equity securities in a continuous loss position, and the utility industry accounts for approximately $0.4 million, or 6%, of the total fair value and $0.1 million, or 6%, of the total unrealized losses of equity securities in a continuous loss position.

The fair value and unrealized losses are distributed in 12 publicly traded companies. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

During the years ended December 31, 2009 and 2008, the Company recorded other-than-temporary impairment charges of $1.3 million and $3.6 million, respectively, for marketable equity securities classified as available-for-sale. These charges resulted from the Company’s equity holdings in various industries including the automotive, transportation, energy, tobacco and banking and finance, all of which had experienced severe declines in their respective stock prices. As such, the average cost basis of these securities were adjusted to fair value as of the reporting date, and the losses have been reclassified from accumulated other comprehensive income and included in other non-operating income (expense) in the consolidated statements of income for the years ended December 31, 2009, and 2008, as applicable.

The Company from time to time invests cash in excess of its current needs in marketable securities, much of which is held in equity securities, which are actively traded on public exchanges. It is the philosophy of the Company to minimize the risk of capital loss without foregoing the potential for capital appreciation through investing in value-and-income oriented investments. However, holding equity securities subjects the Company to fluctuations in the market value of its investment portfolio based on current market prices, and a decline in market prices or other unstable market conditions could cause a loss in the value of the Company’s marketable securities classified as available-for-sale.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(1)	Summary of Significant Accounting Policies—continued

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

Property and equipment are stated at cost and depreciated on the straight-line basis over estimated useful lives of seven years for trailers and tractors, five years for computers, office equipment and miscellaneous equipment, and the remaining lease term for leasehold improvements. Annually, the Company evaluates the salvage value and useful life of trailers based on the current market environment and its recent experience with disposition values. The amounts recorded for depreciation expense were $7,221,000, $6,543,000, and $5,623,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(h)	Intangible Assets

Intangible assets consist of the cost of customer and agent relationships that have been acquired in business combinations. The gross amount recorded for the agent contracts and customer relationships is $26,957,000 and $25,942,000 at December 31, 2009 and 2008, respectively. The agent contracts and customer relationships are being amortized over periods ranging from seven to fifteen years which represents the expected average life of the agent and customer relationships. As of December 31, 2009, the weighted average amortization period for customer and agent relationships was approximately 9 years. Accumulated amortization is $12,393,000 and $9,260,000 as of December 31, 2009 and 2008, respectively. The amounts recorded for amortization expense were $3,133,000, $3,095,000, and $2,540,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated amortization expense by year is as follows (in thousands):

2010	$3,235
2011	3,176
2012	2,721
2013	1,765
2014	1,310
Thereafter	2,357

Total	$14,564

(i)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under FASB Accounting Standards Codification, or ASC, Topic 805

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(1)	Summary of Significant Accounting Policies—continued

(i)	Goodwill—continued

“Business Combinations”, the Company is required to test goodwill for impairment annually (on the last day of the Company’s second fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. Annual impairment is done by initially comparing the fair value of each of the Company’s reporting units with goodwill to their related carrying values. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions. The Company estimates the fair value of its reporting units utilizing the income approach through the application of a discounted cash flow analysis. Key assumptions used to determine the fair value of each reporting unit as of the Company’s annual testing date were: (a) future expected cash flows; (b) estimated residual growth rates and (c) discount rates, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital. Additionally, the Company considers its market capitalization in comparison to the fair value of its reporting units. During the third quarter of 2009, the Company completed its goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded its respective carrying value of the net assets. Accordingly, no impairment loss was recognized.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

Balance as of January 1, 2008	$11,031
Business Acquisitions	616
Additional contingent consideration paid for:
Diamond	9
TriStar	147
Djewels	88

Total	244

Balance as of December 31, 2008	11,891
Business Acquisitions	2,134
Additional contingent consideration paid for:
TriStar	75
Djewels	1
Glenn National	125

Total	201

Balance as of December 31, 2009	$14,226

(j)	Long-Lived Assets

Long-lived assets, other than goodwill, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by a long-lived asset to its carrying value. If the carrying value of the long-lived asset is deemed to not be recoverable on an undiscounted cash flow basis, an impairment

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(1)	Summary of Significant Accounting Policies—continued

(j)	Long-Lived Assets—continued

charge is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market prices and independent third-party appraisals. Changes in management’s judgment relating to salvage values and/ or estimated useful lives could result in greater or lesser annual depreciation expense or impairment charges in the future.

(k)	Contingent Consideration

Contingent consideration arrangements granted in connection with a business combination is evaluated to determine whether contingent consideration is, in substance, additional purchase price of an acquired enterprise or compensation for services, use of property or profit sharing. Additional purchase price is added to the fair value of consideration transferred in the business combination and compensation is included in operating expenses in the period it is incurred. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved.

(l)	Income Taxes

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

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007. In addition, the Company files income tax returns in various state and local jurisdictions. Historically, the Company has been responsible for filing separate state and local income tax returns for itself and its subsidiaries. The Company is no longer subject to state income tax examinations for years before 2002.

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

(m)	Freight Revenue and Related Expenses

The Company is the primary obligor when rendering its truckload, brokerage and intermodal services and assumes the corresponding credit risk with customers. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when persuasive evidence of an arrangement exists, delivery has occurred at the receiver’s location or for service arrangements after the related services have been rendered, the revenue and related expenses are fixed or determinable and collectability is reasonably assured. Fuel surcharges of $35,935,000, $101,258,000 and $65,833,000 for the years ended December 31, 2009, 2008 and 2007, respectively, are included in operating revenues and purchased transportation.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(1)	Summary of Significant Accounting Policies—continued

(n)	Insurance & Claims

Insurance and claims expense represents charges for premiums and the accruals made for claims within the Company’s self-insured retention amounts. The accruals are primarily related to auto liability, cargo and equipment damage claims. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported claims based on historical experience and for claims expected to exceed the Company’s policy limits. The Company may also make accruals for personal injury and property damage to third parties, and workers’ compensation claims if a claim exceeds the Company’s insurance coverage. Such accruals are based upon individual cases and estimates of ultimate losses, incurred but not reported losses, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. Since the reported accrual is an estimate, the ultimate liability may be different from the amount recorded. If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period. The Company maintains insurance with licensed insurance carriers.

In brokerage arrangements, the Company’s exposure to liability associated with accidents incurred by other third-party carriers, who haul freight on the Company’s behalf, is reduced by various factors including the extent to which the third party providers maintain their own insurance coverage.

The Company’s insurance expense varies primarily based upon the frequency and severity of the Company’s accident experience, insurance rates, the Company’s coverage limits, and self-insured retention amounts.

(o)	Repairs and Maintenance

Repairs and maintenance costs are expensed as incurred.

(p)	Tires

Tires purchased as part of trailers are capitalized as part of the cost of the equipment. Replacement tires are charged to expense when placed in service.

(q)	Segment Information

The Company operates in one reportable segment. The Company provides truckload transportation and related services for a wide range of general commodities over irregular routes using dry and specialty vans and un-sided trailers, including flatbed, drop deck, and specialty. Such transportation services are provided to customers throughout the United States and in the Canadian provinces of Ontario and Quebec.

(r)	Concentrations of Credit Risk

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(1)	Summary of Significant Accounting Policies—continued

(r)	Concentrations of Credit Risk—continued

collateral. The Company’s customers are generally concentrated in the automotive, building materials, machinery and metals industries. Concentration of credit risk relating to accounts receivable is limited by the diversity and number of the Company’s customers with no customer balance representing more than 10% of the Company’s accounts receivable.

(s)	Fair Value of Financial Instruments

For cash equivalents, accounts receivables, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily redeemable or short-term in nature and the liabilities are short-term in nature. Marketable securities, consisting primarily of equity securities, are carried at fair market value as determined by quoted market prices. The fair value of the long-term debt with the County of Cuyahoga approximates its carrying value based on current rates available for similar issues. The carrying amounts for the line of credit, if any, would approximate fair value because the interest rates are adjusted frequently.

(t)	Share based Payments

The Company records compensation expense for stock or stock options granted on or after January 1, 2006, if any. No options were granted in 2009, 2008 or 2007, and as such, no compensation expense was recorded.

(u)	New Accounting Standards

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

In January 2009, the Company adopted the revisions to accounting standards issued by the FASB related to accounting for business combinations using the acquisition method of accounting which are included in ASC 805 “Business Combinations”. This revised guidance changes the accounting and financial reporting for business combinations by requiring, among other things, that: upon initially obtaining control, the acquirer record 100% of the assets acquired and liabilities assumed even when less than 100% of the target is acquired; all transaction costs be expensed as incurred; and, a liability for contingent purchase price obligations (earn-outs), if any, be recorded at the acquisition date and remeasured at fair value and included in earnings in each subsequent reporting period. The application of this standard has not had a significant effect of the Company’s financial position, results of operations, or cash flows, and has been applicable prospectively to the Company’s 2009 business combinations.

In January 2009, the Company adopted new accounting standards issued by the FASB related to the recognition and disclosure of nonfinancial assets and liabilities in the financial statements on a

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(1)	Summary of Significant Accounting Policies—continued

(u)	New Accounting Standards—continued

non-recurring basis which are included in ASC 820 “Fair Value Measurements and Disclosures”. The adoption did not have an effect on the Company’s financial position, results of operations, or cash flows.

In the quarterly period beginning on March 29, 2009, the Company adopted new accounting standards issued by the FASB providing for additional financial statement disclosures related to debt and equity securities which are included in ASC 320 “Investments – Debt and Equity Securities”. The adoption did not have an effect on the Company’s financial position, results of operations, or cash flows, but provides for additional financial statement disclosures.

In the quarterly period beginning on March 29, 2009, the Company adopted new accounting standards issued by the FASB providing for additional financial statement disclosures related to the fair value of financial instruments which are included in ASC 825 “Financial Instruments”. The standard expanded the disclosure requirements for fair value of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual period. The adoption did not have an effect on the Company’s financial position, results of operations, or cash flows, but provides for additional financial statement disclosures.

In the quarterly period beginning on March 29, 2009, the Company adopted new accounting standards issued by the FASB related to accounting for and disclosing subsequent events in the financial statements which are included in ASC 855 “Subsequent Events”. The standard establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date, but before financial statements are issued and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption did not have an effect on the Company’s financial position, results of operations, or cash flows, but provides for additional financial statement disclosures.

(2)	Acquisitions

In 2009, UTSI acquired the following companies for a total cost of $4,255,000.

•

On July 27, 2009, the Company acquired certain assets of the David Ohlrich Agency, or Ohlrich, for $285,000 through a Limited Asset Purchase Agreement. Ohlrich is a regional provider of flatbed services throughout the Southwestern United States. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, Ohlrich operates as part of Louisiana Transportation, Inc., a wholly owned subsidiary of the Company.

•

On August 17, 2009, the Company acquired certain assets utilized in the operations of Pacer Transport, Inc., or Pacer Transport, and two of its subsidiaries, S&H Transport, Inc. and S&H Leasing, Inc., based in Desoto, Texas through a Limited Asset Purchase Agreement for approximately $2.0 million. Pacer Transport was a wholly-owned subsidiary of Pacer International, Inc. Pacer Transport is a provider of flatbed, van, and specialized heavy-haul equipment services throughout the United States. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, Pacer Transport operates as part of Universal Am-Can, Ltd., or UACL, a wholly owned subsidiary of the Company.

•	On December 11, 2009, the Company acquired D. Kratt International, Inc., or D. Kratt, for approximately $2.0 million. Included in the estimated purchase price is approximately $546,000

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(2)	Acquisitions—(Continued)

of additional consideration to be paid to the former owner of D. Kratt based on a percentage of revenues generated during the period from January 1, 2010 to December 31, 2012. D. Kratt is a full service international freight forwarding and customs house brokerage firm based in Chicago, IL. D. Kratt International also provides extensive domestic and international logistics and warehousing functions, as well as comprehensive documentary and cargo insurance services. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, D. Kratt operates as part of Universal Logistics, Inc., a wholly-owned subsidiary of the Company.

The pro forma effect of these acquisitions has been omitted, as the effect is immaterial to the Company’s results of operations, financial position and cash flows. The allocation of the purchase price is as follows (in thousands):

Accounts receivable and other assets	$1,235
Equipment	675
Intangible assets	1,014
Goodwill (tax deductible)	2,134
Accrued liabilities	(803)

$4,255

The intangible assets acquired represent the acquired companies’ customer relationships and are being amortized over a period of seven years.

Goodwill represents the expected synergies to be achieved through the integration of the acquired companies into UTSI, and intangible assets that do not qualify for separate accounting recognition under generally accepted accounting principles.

The operating results of the acquired companies have been included in the consolidated statements of income since their respective acquisition dates; however, they have not been separately disclosed as they are deemed immaterial.

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

•

On June 13, 2008, the Company acquired certain assets of Overnite Express, Inc., or Overnite, for $1,976,000 through an Asset Purchase Agreement. Additionally, the Company is required to pay cash consideration to the former owners of Overnite based on a percentage of revenues generated during the period from July 1, 2008 to June 30, 2010. As of December 31, 2009 and 2008, the total of the additional consideration paid to the former owners of Overnite was approximately $225,000 and $104,000, respectively. Additional consideration, up to the Company remaining estimate of $455,000, paid to the former owners of Overnite will be treated as an additional cost of acquiring Overnite and will be recorded as a reduction of an earn-out liability. Any additional consideration paid in excess of the recorded earn-out liability at

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(2)	Acquisitions—(Continued)

December 31, 2009 will be treated as an additional cost of acquiring Overnite and will be recorded as goodwill. Overnite is a regional provider of van trucking services in the Midwestern United States. Overnite operates as part of Universal Am-Can, Ltd.

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

The operating results of the acquired companies have been included in the consolidated statements of income since their respective acquisition dates; however, they have not been separately disclosed as they are deemed immaterial.

In November 2007, the Company acquired certain assets of Glenn National Carriers, Inc., or Glenn, for $2,241,000. Additionally, the Company is required to pay cash consideration to the former owners of Glenn based on a percentage of revenues generated through November 2010. As of December 31, 2009 and 2008, the total of the additional cash consideration paid to the former owners of Glenn was approximately $577,000 and $270,000, respectively. Additional consideration paid to the former owners of Glenn will be treated as an additional cost of acquiring Glenn and will be recorded as goodwill. Glenn provides primarily van and brokerage trucking services throughout the United States and operates through a contractor network of independent sales agents and owner-operators. The Company used cash and cash equivalents and marketable securities to finance the acquisition. Glenn operates as part of UACL.

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

The operating results of this acquisition have been included in the consolidated statements of income since its acquisition date; however, they have not been separately disclosed as they are deemed immaterial.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(3)	Transactions with CenTra and Affiliates

Through December 31, 2004, UTSI was a wholly owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of UTSI’s common stock to the sole shareholder of CenTra, the Morouns. Subsequent to the initial public offering in 2005, the Morouns retained and continue to hold a controlling interest in UTSI.

CenTra provides management services to UTSI, including legal, human resources, and tax services. The cost of these services is based on the estimated utilization of the specific services and is allocated to the Company. Management believes the allocation method is reasonable; however, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. In addition to management services, UTSI purchases other services from CenTra and affiliates. Following is a schedule of services provided and cost incurred for the years ended December 31 (in thousands):

	2009	2008	2007
Management services	$991	$950	$155
Building and terminal rents (month to month basis)	581	870	546
Maintenance services	52	28	376
Trailer rents	—	16	32
Health and other insurances	3,351	1,962	1,914

Total	$4,975	$3,826	$3,023

An affiliate of CenTra charged UTSI approximately $11,959,000, $15,289,000 and $14,436,000 in 2009, 2008 and 2007, respectively, for personal liability and property damage insurance.

Operating revenues for the years ended December 31, 2009, 2008 and 2007 include approximately $2,000, $201,000, and $467,000, respectively, of freight services provided to CenTra. Purchased transportation includes $2,000, $6,361,000 and $13,203,000, of transportation services provided by CenTra to CrossRoad Carriers for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, amounts payable due to CenTra and affiliates were $177,000 and $35,000, respectively. Additionally, included in accounts payable at December 31, 2008 were amounts due to CenTra of $156,000. There were no amounts included in accounts payable due to CenTra at December 31, 2009.

In June 2009, the Company closed on the purchase of property located in South Kearny, NJ with Crown Enterprises, Inc., a related party, for $15.2 million. The Company used this location to consolidate the local operations of two of its operating subsidiaries, and is currently expanding its operations in the Port of New Jersey area.

In November 2008, the Company purchased a facility and property located in Houston, TX, from Crown Enterprises, Inc., or the Seller, a related party, for $3.5 million. The Company utilized an unrelated third party appraiser to determine fair value in this transaction. Louisiana Transportation, Inc., an operating subsidiary of the Company, previously occupied this property under a lease with the Seller, and intends to continue to use this facility as a corporate office.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(4)	Retirement Plans

The Company maintains a 401(k) plan for its employees. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The plan matches contributions up to $600 for employees who are not considered highly compensated. The expense for the Company match in 2009, 2008 and 2007 was $54,000, $51,000 and $55,000, respectively.

Great American Lines, Inc., a wholly owned subsidiary of the Company, maintained a Simplified Employee Pension Plan, which covers all full-time employees. Eligibility requirements include completion of one year of service and attaining the age of 21. Contributions to the plan were at management’s discretion. No contributions were made under this plan for the years ended December 31, 2009, 2008 or 2007.

(5)	Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2009	2008	2007
Balance at beginning of year	$4,486	$3,874	$3,264
Provision for doubtful accounts	2,136	1,483	1,573
Uncollectible accounts written off	(1,158)	(871)	(963)

Balance at end of year	$5,464	$4,486	$3,874

(6)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2009	2008
Land and buildings	$50,676	$33,553
Trailers	34,378	32,313
Tractors	8,423	8,738
Computer equipment and software	2,655	2,506
Office and miscellaneous equipment	6,280	6,163
Construction in process	6,196	4,032

	108,608	87,305
Less accumulated depreciation	(32,362)	(25,971)

Total	$76,246	$61,334

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(7)	Income Taxes

The provision for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2009	2008	2007
Current:
U.S. Federal	$1,286	$9,766	$8,135
State	231	1,567	1,269
Deferred:
U.S. Federal	1,354	(1,750)	1,497
State	249	(214)	233

Total	$3,120	$9,369	$11,134

The Company also recorded income taxes directly to accumulated other comprehensive income relating to unrealized gains (losses) on available–for-sale investments in the amount of $874,000, $(393,000), and $(302,000) for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2009		2008
	Current	Long-term	Current	Long-term
Deferred tax assets:
Allowance for doubtful accounts	$1,077	$—	$1,176	$—
Marketable securities	1,157	—	1,408	—
Other assets	—	923	—	592
Accrued expenses	2,593	—	4,517	—

Total	4,827	923	7,101	592

Deferred tax liabilities:
Prepaid expenses	(1,073)	—	(1,342)	—
Property and equipment	—	(6,746)	—	(5,943)

Total	(1,073)	(6,746)	(1,342)	(5,943)

Net deferred tax asset (liability)	$3,754	$(5,823)	$5,759	$(5,351)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the deferred tax assets are expected to reverse, and the Company’s ability to generate future capital gains, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Thus no valuation allowance has been established. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or capital gains contemplated under tax planning strategies are not realized.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(7)	Income Taxes—(Continued)

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2009	2008	2007
Federal statutory rate	35%	35%	35%
State—net of federal benefit	4	4	3

Effective tax rate	39%	39%	38%

As of December 31, 2009, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $546,000, of which $355,000 would impact the effective tax rate if recognized. These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. At December 31, 2009, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months. As of December 31, 2009, the amount of accrued interest and penalties was $43,000 and $55,000, respectively.

The changes in the Company’s gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2009	2008
Unrecognized tax benefit—beginning of year	$537	$468
Increases related to prior year tax positions	—	—
Increases related to current year tax positions	22	79
Decreases related to prior year tax positions	—	—
Settlements with taxing authorities	(13)	(10)
Lapse of statutes of limitations	—	—

Unrecognized tax benefit—end of year	$546	$537

(8)	Accrued Expenses

Accrued expenses consist of the following items at December 31 (in thousands):

	2009	2008
Auto liability claims	$3,850	$5,900
Driver escrow liabilities	4,286	4,727
Payroll related items	1,661	3,237
Commissions	991	1,076
Cargo claims	1,168	1,135
Taxes, interest, and insurance	784	484
Other	2,288	2,862

Total	$15,028	$19,421

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(9)	Debt

The Company and KeyBank National Association, or KeyBank, entered into a Second Amendment to Loan Agreement and Second Amendment to Promissory Note, or the Agreement, dated October 26, 2009 for the period October 26, 2009 to October 25, 2010, amending the previous agreement dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, which terminated due to the expiration of its term. Under the amended Agreement with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate or LIBOR plus 1.50% (effective rate of 1.75% at December 31, 2009). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2009, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at December 31, 2009, and there were $755,000 letters of credit issued against the line.

The previous loan agreement with KeyBank was unsecured and permitted maximum borrowings and letters of credit in the aggregate not to exceed $20 million. The unsecured line of credit bore interest at a rate equal to the lesser of the Prime Rate minus 1.75% or LIBOR plus 1.05% (effective rate of 1.5% at December 31, 2008). The agreement contained various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100.0 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2008, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at December 31, 2008, and there were $839,000 letters of credit issued against the line.

On May 1, 2006, UTS Realty, LLC, or Realty, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal of $550,000 is due at maturity. As of December 31, 2009 and 2008, the outstanding balance under the loan was $730,000 and $820,000, respectively. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued an $730,000 standby letter of credit that expires February 14, 2010. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005,

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(9)	Debt—(Continued)

Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property. The Company believes the fair value of this debt is approximately $490,000 and $460,000 at December 31, 2009 and 2008, respectively.

(10)	Operating Leases

The Company leases office space, terminal yards and equipment under non-cancelable operating leases. Total rent expense amounted to approximately $2,432,000, $2,794,000, and $1,821,000 for 2009, 2008 and 2007, respectively. It is expected that in the ordinary course of business that leases will be renewed or replaced as they expire. Future minimum rental payments under non-cancelable operating leases having initial or remaining terms in excess of one year are as follows (in thousands):

2010	$1,567
2011	472
2012	328
2013	—
2014	—
Thereafter	—

Total	$2,367

(11)	Comprehensive Income

Comprehensive income includes the following for the years ended December 31 (in thousands):

	2009	2008	2007
Net income	$4,900	$14,886	$17,836
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments arising during the year, net of income tax of $(387), $1,683, and $214, respectively	615	(2,677)	(339)
(Gains) losses on available-for-sale investments reclassified into income:
Other-than-temporary impairment losses, net of tax of ($487) and ($1,407)	771	2,235	—
Realized gains, net of tax of $117 and $88, respectively	—	(186)	(140)

Net gain (loss) recognized in other comprehensive income (loss)	1,386	(628)	(479)

Total comprehensive income	$6,286	$14,258	$17,357

The unrealized holding gains and losses on available-for-sale investments represent mark-to-market adjustments net of related income taxes.

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(12)	Fair Value Measurements and Disclosures

FASB ASC Topic 820 “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date and expanded disclosures with respect to fair value measurements. In January 2009, the Company adopted new accounting standards issued by the FASB related to the recognition and disclosure of nonfinancial assets and liabilities in the financial statements on a non-recurring basis which allowed companies to elect a one year deferral for nonfinancial assets and liabilities. The Company adopted the provisions of FASB ASC Topic 820 for financial assets and liabilities on January 1, 2008, and for nonfinancial assets and liabilities on January 1, 2009.

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

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$347	$—	$—	$347
Equity securities	15,721	—	—	15,721

Total Assets	$16,068	$—	$—	$16,068

	December 31, 2008
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$26,353	$—	$—	$26,353
Equity securities	8,808	—	—	8,808

Total Assets	$35,161	$—	$—	$35,161

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(12)	Fair Value Measurements and Disclosures—(Continued)

The valuation techniques used to measure fair value for the items in the table above are as follows:

•	Cash equivalents—This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Equity securities—Equity securities, which consist of common and preferred stocks, are actively traded on public exchanges and are listed as Level 1 assets. Fair value was measured based on quoted prices for these securities in active markets.

(13)	Contingencies

The Company is involved in certain claims and pending litigation arising from the ordinary conduct of business. Based on the knowledge of the facts, and in certain cases, opinions of outside counsel, in the Company’s opinion the resolution of these claims and pending litigation will not have a material effect on the Company’s financial position, results of operations or cash flows.

(14)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. The total intrinsic value of all outstanding options as of December 31, 2009 and 2008 was $0 and $0, respectively.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2008	245,017	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	55,017	22.50

Balance at December 31, 2008	190,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at December 31, 2009	190,000	$22.50

Exercisable at December 31, 2009	190,000	$22.50

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(15)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. As of December 31, 2009, there were no dilutive stock options included in the denominator for the calculation of diluted earnings per share. As of December 31, 2008 and 2007, there were 4,500 and 6,700 weighted average dilutive stock options, respectively, included in the denominator for the calculation of diluted earnings per share.

For the years ended December 31, 2009, 2008 and 2007, 190,000 options, 190,000 options and 245,000 options to purchase shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(16)	Quarterly Financial Data (unaudited)

	2009
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$115,026	$119,897	$128,458	$139,849
Operating income	769	2,354	2,881	3,015
Income before income taxes	223	2,083	2,728	2,986
Provision for income taxes	84	778	1,029	1,229

Net income	$139	$1,305	$1,699	$1,757

Earnings per common share:
Basic	$0.01	$0.08	$0.11	$0.11
Diluted	$0.01	$0.08	$0.11	$0.11
Weighted average number of common shares outstanding:
Basic	15,989	15,980	15,980	15,980
Diluted	15,989	15,980	15,980	15,980

	2008
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$170,135	$199,420	$212,994	$176,968
Operating income	5,211	7,761	8,802	4,856
Income before income taxes	5,464	5,746	8,851	4,194
Provision for income taxes	2,120	2,243	3,445	1,561

Net income	$3,344	$3,503	$5,406	$2,633

Earnings per common share:
Basic	$0.21	$0.22	$0.34	$0.16
Diluted	$0.21	$0.22	$0.34	$0.16
Weighted average number of common shares outstanding:
Basic	16,088	16,088	16,088	16,028
Diluted	16,088	16,088	16,106	16,028

UNIVERSAL TRUCKLOAD SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(17)	Subsequent Events

The Company evaluated subsequent events through the time of filing this Annual Report on Form 10-K. Except for the following matters, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Consolidated Financial Statements.

During December 2009, the Company entered into a purchase agreement to acquire Cavalry Transportation, LLC and Cavalry Logistics, LLC, or Cavalry, based in Nashville, TN. Cavalry offers fully integrated transportation resources designed to maximize value for its customers through logistic solutions in intermodal, truckload, and less-than-truckload transportation options. Calvary will operate as a wholly-owned subsidiary of Universal Truckload Services, Inc. In connection with the acquisition, the Company made a $2.7 million deposit as an advance for the acquisition. This amount is included in other assets as of December 31, 2009. The effective date of the acquisition is January 1, 2010.

During December 2009, the Company entered into a purchase agreement to acquire TSD Transportation L.P., or TSD, based in Texarkana, TX. TSD provides a wide variety of for hire freight services including van, flatbed, step deck, heavy haul, hot shots, and intermodal services throughout the United States. TSD International will be integrated into the operations of Louisiana Transportation, Inc., a wholly-owned subsidiary of Universal Truckload Services, Inc. The effective date of the acquisition is January 1, 2010.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal years 2008 or 2009.

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the SEC filing deadlines for these reports specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2009 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Universal Truckload Services, Inc., or the Company, is responsible for establishing and maintaining effective internal controls over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Such report appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited Universal Truckload Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Truckload Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Truckload Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Detroit, Michigan

March 15, 2010

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item concerning the Directors and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009, and is incorporated herein by reference. The information required by this Item concerning Director Independence, the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

The information required by this Item is set forth under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation and Stock Option Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009, and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity and Related Stockholder Matters” in Part II, Item 5 of this report, and is incorporated by reference herein.

The information required by this Item pursuant to Item 403 of Regulation S-K is set forth under the captions “Security Ownership by Management and Others” and “Equity Compensation Plan Information,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009, and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Transactions With Management and Others” and “Transactions With Management and Others and Certain Business Relationships” and “Compensation Committee Interlocks and Insider Participation,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2009, and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the captions “Report of the Audit Committee” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2009, and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Page
Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets	36
Consolidated Statements of Income	37
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)	38
Consolidated Statements of Cash Flows	39
Notes to Consolidated Financial Statements	41

(2) Financial Statement Schedules
Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended effective November 1, 2007 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2007 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1	Second Amendment to Loan Agreement and Second Amendment to Promissory Note, dated as of October 26, 2009, between Universal Truckload Services, Inc. and KeyBank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2009 (Commission File No. 000-51142))

21.1*	Subsidiaries of Universal Truckload Services, Inc.

23.1*	Consent of KPMG LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc. (Registrant)

By:	/S/ ROBERT E. SIGLER
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: March 15, 2010

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

Signatures	Title	Date

/S/ DONALD B. COCHRAN Donald B. Cochran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2010

/S/ ROBERT E. SIGLER Robert E. Sigler	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 15, 2010

/S/ MATTHEW T. MOROUN Matthew T. Moroun	Chairman of the Board	March 15, 2010

/S/ MANUEL J. MOROUN Manuel J. Moroun	Director	March 15, 2010

/S/ JOSEPH J. CASAROLL Joseph J. Casaroll	Director	March 15, 2010

/S/ DANIEL C. SULLIVAN Daniel C. Sullivan	Director	March 15, 2010

/S/ RICHARD P. URBAN Richard P. Urban	Director	March 15, 2010

/S/ TED B. WAHBY Ted B. Wahby	Director	March 15, 2010

/S/ DANIEL J. DEANE Daniel J. Deane	Director	March 15, 2010

/S/ FREDERICK P. CALDERONE Frederick P. Calderone	Director	March 15, 2010