Form 10-Q
period 2010-04-03
Universal Truckload Services, Inc.
filed 2010-05-11
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of May 3, 2010, was 15,980,483.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	April 3, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$4,480	$953
Marketable securities	17,716	15,721
Accounts receivable – net of allowance for doubtful accounts of $5,331 and $5,464, respectively	65,064	60,701
Prepaid income taxes	920	2,310
Prepaid expenses and other	7,200	6,185
Deferred income taxes	2,454	3,754

Total current assets	97,834	89,624

Property and equipment	108,695	108,608
Less accumulated depreciation	(33,972)	(32,362)

Property and equipment – net	74,723	76,246

Goodwill	17,119	14,226
Intangible assets – net of accumulated amortization of $13,249 and $12,393, respectively	14,936	14,564
Other assets	4,084	6,951

Total assets	$208,696	$201,611

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,103	$25,100
Accrued expenses and other current liabilities	17,464	15,028
Due to CenTra and affiliates	134	177

Total current liabilities	44,701	40,305

Long-term liabilities:
Long-term debt	—	730
Deferred income taxes	5,031	5,823
Other long-term liabilities	303	328

Total long-term liabilities	5,334	6,881

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares;
16,122,483 shares issued; 15,980,483 shares outstanding	16,122	16,122
Paid-in capital	79,914	79,914
Treasury Stock, at cost; 142,000 shares	(2,058)	(2,058)
Retained earnings	61,880	59,815
Accumulated other comprehensive income, net of income taxes of $1,798 and $399, respectively	2,803	632

Total shareholders’ equity	158,661	154,425

Total liabilities and shareholders’ equity	$208,696	$201,611

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

Thirteen Weeks ended April 3, 2010 and March 28, 2009

(In thousands, except per share data)

	2010	2009
Operating revenues:
Truckload	$86,211	$68,715
Brokerage	32,404	27,757
Intermodal	20,429	18,554

Total operating revenues	139,044	115,026

Operating expenses:
Purchased transportation	105,407	86,085
Commissions expense	8,979	7,602
Other operating expense	3,414	2,385
Selling, general, and administrative	12,752	11,841
Insurance and claims	4,329	3,782
Depreciation and amortization	2,693	2,562

Total operating expenses	137,574	114,257

Income from operations	1,470	769

Interest income	33	11

Interest expense	(9)	(31)

Other non-operating income (expense), net	1,896	(526)

Income before provision for income taxes	3,390	223

Provision for income taxes	1,325	84

Net income	$2,065	$139

Earnings per common share:
Basic	$0.13	$0.01
Diluted	$0.13	$0.01

Weighted average number of common shares outstanding:
Basic	15,980	15,989
Diluted	15,980	15,989

Dividends paid per common share	$—	$1.00

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$—	$732
Portion of loss recognized in other comprehensive income	—	—

Net impairment loss recognized in earnings	$—	$732

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirteen Weeks ended April 3, 2010 and March 28, 2009

(In thousands)

	2010	2009
Cash flows from operating activities:
Net income	$2,065	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,693	2,562
Other-than-temporary impairment of marketable securities	—	732
Gain on sale of marketable securities	(1,782)	—
Loss on disposal of property and equipment	99	27
Provision for doubtful accounts	349	532
Deferred income taxes	(891)	(605)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(3,041)	13,413
Prepaid income taxes, prepaid expenses and other assets	617	(2,015)
Accounts payable, accrued expenses and other current liabilities	736	(4,014)
Due to CenTra and affiliates	(43)	44
Other long-term liabilities	(25)	(391)

Net cash provided by operating activities	777	10,424

Cash flows from investing activities:
Capital expenditures	(436)	(14,632)
Proceeds from the sale of property and equipment	50	14
Purchases of marketable securities	(7)	(1,468)
Proceeds from sale of marketable securities	3,364	—
Payment of earnout obligations related to acquisitions	(96)	(114)
Acquisition of businesses	(125)	—

Net cash provided by (used in) investing activities	2,750	(16,200)

Cash flows from financing activities:
Dividends paid	—	(15,983)
Purchases of treasury stock	—	(355)

Net cash used in financing activities	—	(16,338)

Net increase (decrease) in cash and cash equivalents	3,527	(22,114)
Cash and cash equivalents – beginning of period	953	28,767

Cash and cash equivalents – end of period	$4,480	$6,653

Supplemental cash flow information:
Cash paid for interest	$9	$31

Cash paid for income taxes	$853	$2,087

Acquisition of businesses:
Fair value of assets acquired, including goodwill	$5,884	$—
Liabilities assumed	(2,453)	—
Advances made for acquisitions of businesses in 2009	(2,647)	—
Acquisition obligations	(659)	—

Net cash paid for acquisition of businesses	$125	$—

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

Thirteen Weeks ended April 3, 2010 and March 28, 2009

(In thousands)

Non-cash financing transactions (Note 3):

During the thirteen weeks ended April 3, 2010 and March 28, 2009, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90,000 as a reduction of the loan and as a reduction of the underlying land improvements.

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited consolidated financial statements of Universal Truckload Services, Inc. and its wholly owned subsidiaries, or the Company or UTSI, have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009 in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

The Company’s fiscal year ends on December 31. The Company’s fiscal year consists of four quarters, each with thirteen weeks.

Certain reclassifications have been made to the prior financial statements in order for them to conform to the April 3, 2010 presentation.

(2) Transactions with CenTra and Affiliates

Through December 31, 2004, UTSI was a wholly owned subsidiary of CenTra, Inc., or CenTra. On December 31, 2004, CenTra distributed all of UTSI’s common stock to the sole shareholders of CenTra, Matthew T. Moroun and a trust controlled by Manuel J. Moroun, collectively the Morouns. Subsequent to the initial public offering in 2005, the Morouns retained and continue to hold a controlling interest in UTSI.

CenTra provides management services to UTSI, including legal, human resources, and tax services. The cost of these services is allocated to the Company and is based on the estimated utilization of the specific services. Management believes the allocation method is reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity. The amounts charged to UTSI for the thirteen weeks ended April 3, 2010 and March 28, 2009 are presented in the table below.

In addition to the management services described above, UTSI purchases other services from CenTra. Following is a schedule of the costs incurred for services provided by CenTra (in thousands):

	Thirteen weeks ended
	April 3, 2010	March 28, 2009
Management services	$271	$233
Building and terminal rents	137	187
Maintenance services	80	6
Health and other insurances	940	797

Total	$1,428	$1,223

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2) Transactions with CenTra and Affiliates – continued

An affiliate of CenTra charged UTSI approximately $3,210,000 and $2,659,000 for personal liability and property damage insurance for the thirteen weeks ended April 3, 2010 and March 28, 2009, respectively.

Operating revenues from freight services provided to CenTra for the thirteen weeks ended April 3, 2010 and March 28, 2009 were approximately $5,000 and $135,000, respectively. As of April 3, 2010 and December 31, 2009, amounts payable due to CenTra and affiliates were $134,000 and $177,000, respectively.

(3) Debt

The Company and KeyBank National Association, or KeyBank, entered into a Second Amendment to Loan Agreement and Second Amendment to Promissory Note, or the Agreement, dated October 26, 2009 for the period October 26, 2009 to October 25, 2010, amending the previous agreement dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, which terminated due to the expiration of its term. Under the amended Agreement with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate or LIBOR plus 1.50% (effective rate of 1.79% at April 3, 2010). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requirements to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of April 3, 2010, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at April 3, 2010 or December 31, 2009, and there were letters of credit aggregating $665,000 and $755,000 issued against the line, respectively.

On May 1, 2006, UTS Realty, LLC, or Realty, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal of $550,000 is due at maturity. As of April 3, 2010 and December 31, 2009, the outstanding balance under the loan was $640,000 and $730,000, respectively. The loan matures on January 31, 2011; however, at Realty’s option, the maturity date may be extended until January 31, 2021. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $640,000 standby letter of credit that expires February 14, 2011.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3) Debt - continued

Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property. The Company believes the fair value of this debt is approximately $525,000 and $490,000 at April 3, 2010 and December 31, 2009, respectively.

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

The following table provides a reconciliation of the number of weighted average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen weeks ended
	April 3, 2010	March 28, 2009
Weighted average number of common shares	15,980	15,989
Incremental shares from assumed exercise of dilutive stock options	—	—

Weighted average number of common shares and common share equivalents	15,980	15,989

For both the thirteen weeks ended April 3, 2010 and March 28, 2009, 190,000 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5) Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of April 3, 2010 and March 28, 2009 was $0.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2010	190,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at April 3, 2010	190,000	$22.50

Exercisable	190,000	$22.50

(6) Comprehensive Income (Loss)

Comprehensive income (loss) includes the following (in thousands):

	Thirteen Weeks Ended
	April 3, 2010	March 28, 2009
Net income	$2,065	$139

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments arising during the period, net of income tax	3,256	(711)
(Gains) losses on available-for-sale investments reclassified into income:
Other-than-temporary impairment losses	—	455
Realized gains, net of income tax	(1,085)	—

Net gain (loss) recognized in other comprehensive income (loss)	2,171	(256)

Total comprehensive income (loss)	$4,236	$(117)

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6) Comprehensive Income - (continued)

Accumulated other comprehensive income at April 3, 2010 of $2,803,000 represents the unrealized holding gains on available–for-sale investments of $4,601,000, net of related income tax expense of $1,798,000. At April 3, 2010, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $4,723,000 and $122,000, respectively.

Accumulated other comprehensive income at December 31, 2009 of $632,000 represents the unrealized holding gains on available–for-sale investments of $1,031,000, net of related income tax expense of $399,000. At December 31, 2009, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $2,025,000 and $994,000, respectively.

(7) Acquisitions

In 2010, UTSI acquired the following companies for a total cost of $3,431,000:

Effective January 1, 2010, the Company acquired Cavalry Transportation, LLC and Cavalry Logistics, LLC, or Cavalry, based in Nashville, Tennessee, for $2,747,000. Cavalry offers fully integrated transportation resources designed to maximize value for its customers through logistic solutions in intermodal, truckload, and less-than-truckload transportation options. As of December 31, 2009, $2,647,000 of the original purchase price was paid in cash. The remaining amount is included in accrued expenses and other current liabilities. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, Calvary operates as a wholly-owned subsidiary of Universal Truckload Services, Inc.

Effective January 1, 2010, the Company acquired certain assets of TSD Transportation L.P., or TSD, based in Texarkana, Texas, for $684,000. As part of the acquisition, the Company is required to pay cash consideration to the former owners of TSD based on a percentage of revenues generated through December 31, 2011. At the date of acquisition, the fair value of the earnout liability was $434,000. As of April 3, 2010, the total of the additional cash consideration paid to the former owners of TSD was approximately $17,000 and was recorded as a reduction of the earnout liability. TSD provides a wide variety of for hire freight services including van, flatbed, step deck, heavy haul, hot shots, and intermodal services throughout the United States. Through April 3, 2010, $125,000 of the original purchase price was paid in cash. The remaining amount is included in accrued expenses and other current liabilities. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, TSD International operates as part of Louisiana Transportation, Inc., a wholly-owned subsidiary of Universal Truckload Services, Inc.

The pro forma effect of these acquisitions has been omitted, as the effect is immaterial to the Company’s results of operations, financial position and cash flows. The allocation of the purchase price of these companies is as follows (in thousands):

Current assets	$1,704
Equipment	117
Intangible assets	1,228
Goodwill (tax deductible)	2,835
Accrued liabilities	(2,453)

$3,431

The intangible assets acquired represent the acquired companies’ customer relationships and are being amortized over a period of seven years.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7) Acquisitions - (continued)

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

(8) Fair Value Measurements

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

	April 3, 2010
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$3,817	$—	$—	$3,817
Marketable securities	17,716	—	—	17,716

Total	$21,533	$—	$—	$21,533

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8) Fair Value Measurements - (continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$347	$—	$—	$347
Marketable securities	15,721	—	—	15,721

Total	$16,068	$—	$—	$16,068

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Marketable securities – Marketable securities represent equity securities, which consist of common and preferred stocks, are actively traded on public exchanges and are listed as Level 1 assets. Fair value was measured based on quoted prices for these securities in active markets.

(9) Marketable Securities

At April 3, 2010, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At April 3, 2010
Equity Securities	$13,115	$4,723	$(122)	$17,716

At December 31, 2009
Equity Securities	$14,690	$2,025	$(994)	$15,721

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9) Marketable Securities - (continued)

Included in equity securities at April 3, 2010 are securities with a fair value of $1.7 million with a cumulative loss position of $0.1 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The following table shows the gross unrealized holding losses and fair value of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position at April 3, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$859	$45	$802	$77	$1,661	$122

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the transportation, utility, banking and finance, communications and pharmaceutical industries. The fair value and unrealized losses are distributed in 8 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at April 3, 2010.

The Company from time to time invests cash in excess of its current needs in marketable securities, much of which is held in equity securities, which are actively traded on public exchanges. It is the philosophy of the Company to minimize the risk of capital loss without foregoing the potential for capital appreciation through investing in value-and-income oriented investments. However, holding equity securities subjects the Company to fluctuations in the market value of its investment portfolio based on current market prices, and a drop in market prices or other unstable market conditions could cause a loss in the value of the Company’s marketable securities.

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

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2009, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen weeks ended April 3, 2010, approximately 83.1% of our total operating expenses were variable in nature and our capital expenditures were $0.4 million.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended April 3, 2010 and March 28, 2009, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	April 3, 2010	March 28, 2009

Operating revenues	100%	100%
Operating expenses:
Purchased transportation	75.8	74.8
Commissions expense	6.5	6.6
Other operating expenses	2.5	2.1
Selling, general and administrative	9.2	10.3
Insurance and claims	3.1	3.3
Depreciation and amortization	1.9	2.2

Total operating expenses	98.9	99.3

Income from operations	1.1	0.7
Interest income (expense), net	—	—
Other non-operating income (expense)	1.4	(0.5)

Income before provision for income taxes	2.4	0.2
Provision for income taxes	1.0	0.1

Net income	1.5%	0.1%

Thirteen Weeks Ended April 3, 2010 Compared to Thirteen Weeks ended March 28, 2009

Operating revenues. Operating revenues for the thirteen weeks ended April 3, 2010 increased by $24.0 million, or 20.9%, to $139.0 million from $115.0 million for the thirteen weeks ended March 28, 2009. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload and intermodal operations and an increase in fuel surcharges. The increase in the number of loads is primarily attributable our acquisitions made since the third quarter of 2009. The number of loads from our combined truckload and intermodal operations was 155,000 for the thirteen weeks ended April 3, 2010 compared to 129,000 for the thirteen weeks ended March 28, 2009. Included in operating revenues are fuel surcharges of $11.7 million for the thirteen weeks ended April 3, 2010 compared to $7.9 million for the thirteen weeks ended March 28, 2009. For the thirteen weeks ended April 3, 2010, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations decreased to $2.04 from $2.09 for the thirteen weeks ended March 28, 2009. Included in operating revenues is approximately $18.3 million attributable to acquisitions made since the third quarter of 2009, consisting of $11.3 million in truckload revenues and $7.0 million in intermodal revenues. Excluding the effects of these acquisitions, revenue from our truckload operations increased by $6.2 million, or 9.0%, to $74.9 million for the thirteen weeks ended April 3, 2010 from $68.7 million for the thirteen weeks ended March 28, 2009. Excluding the effects of these acquisitions, revenue from our brokerage operations decreased by $2.4 million, or 8.7%, to $25.4 million for the thirteen weeks ended April 3, 2010 compared to $27.8 million for the thirteen weeks ended March 28, 2009. Revenue from our intermodal support services increased by $1.9 million, or 10.1%, to $20.4 million for the thirteen weeks ended April 3, 2010 from $18.5 million for the thirteen weeks ended March 28, 2009.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended April 3, 2010 increased by $19.3 million, or 22.4%, to $105.4 million from $86.1 million for the thirteen weeks ended March 28, 2009. As a percentage of operating revenues, purchased transportation expense increased to 75.8% for the thirteen weeks ended April 3, 2010 from 74.8% for the thirteen weeks ended March 28, 2009. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators.

Commissions expense. Commissions expense for the thirteen weeks ended April 3, 2010 increased by $1.4 million, or 18.1%, to $9.0 million from $7.6 million for the thirteen weeks ended March 28, 2009. Commissions expense generally increases or decreases in proportion to the revenues. As a percentage of operating revenues, commissions expense decreased slightly to 6.5% for the thirteen weeks ended April 3, 2010 compared to 6.6% for thirteen weeks ended March 28, 2009.

Other operating expense. Other operating expense for the thirteen weeks ended April 3, 2010 increased by $1.0 million, or 43.1%, to $3.4 million from $2.4 million for the thirteen weeks ended March 28, 2009. As a percentage of operating revenues, other operating expense increased to 2.5% for the thirteen weeks ended April 3, 2010 from 2.1% for the thirteen weeks ended March 28, 2009. The increase was primarily due to an increase in repairs and maintenance cost on company owned equipment.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended April 3, 2010 increased by $0.9 million, or 7.7%, to $12.7 million from $11.8 million for the thirteen weeks ended March 28, 2009. As a percentage of operating revenues, selling, general and administrative expense decreased to 9.2% for the thirteen weeks ended April 3, 2010 from 10.3% for the thirteen weeks ended March 28, 2009. The absolute increase in selling, general and administrative expense was primarily the result of an increase in salaries and wage expense of $600 thousand, an increase in travel and entertainment expenditures of $350 thousand, and an increase in other selling, general, and administrative costs of $200 thousand. These increases are primarily due to the additional costs incurred in connection with the acquisitions made since the third quarter of 2009. The increase was partially offset by a decrease in our allowance for doubtful accounts and uncollectible agent loans of $275 thousand.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended April 3, 2010 increased by $0.5 million, or 14.5%, to $4.3 million from $3.8 million for the thirteen weeks ended March 28, 2009. As a percentage of operating revenues, insurance and claims expense decreased to 3.1% for the thirteen weeks ended April 3, 2010 from 3.3% for the thirteen weeks ended March 28, 2009. The absolute increase is the result of an increase in our auto liability insurance premiums and claims expense of $0.6 million, which was partially offset by a $0.1 million decrease in other contractor insurance, cargo claims and safety costs.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended April 3, 2010 increased by $0.1 million, or 5.1%, to $2.7 million from $2.6 million for the thirteen weeks ended March 28, 2009. The absolute increase is primarily the results of additional depreciation on our capital expenditures made throughout 2009 and additional amortization with respect to intangible assets resulting from the acquisitions made since the third quarter of 2009.

Other non-operating income (expense). Other non-operating income for the thirteen weeks ended April 3, 2010 was $1.9 million compared to other non-operating expense of $526 thousand for the thirteen weeks ended March 28, 2009. Included in other non-operating income for thirteen weeks ended April 3, 2010 were $1.8 million of gains on the sales of marketable securities. Included in other non-operating expense for the thirteen weeks ended March 28, 2009 were $732 thousand of charges for other-than-temporary impairments of marketable equity securities. Excluding these charges, other non-operating income was $115 thousand for the thirteen weeks ended April 3, 2010 compared to $205 thousand for the thirteen weeks ended March 28, 2009 and consisted primarily of dividends on our available-for-sale investments.

Interest income, net. Net interest income for the thirteen weeks ended April 3, 2010 was $24 thousand compared to net interest expense of $20 thousand for the thirteen weeks ended March 28, 2009.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended April 3, 2010 increased by $1.2 million to $1.3 million from $0.1 million for the thirteen weeks ended March 28, 2009. The increase was primarily attributable to the increase in our taxable income. For the thirteen weeks ended April 3, 2010 and March 28, 2009, we had an effective income tax rate of 39.1% and 37.7%, respectively, based upon our income before provision for income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations and our revolving unsecured line of credit with KeyBank.

We primarily employ an asset-light operating strategy. Substantially all of the tractors and more than 50% of the trailers utilized in our business are provided by our owner-operators and we have no capital expenditure requirements relating to this equipment. As a result, our capital expenditure requirements are limited in comparison to most large trucking companies which maintain sizable fleets of owned tractors and trailers, requiring significant capital expenditures.

During the thirteen weeks ended April 3, 2010, we made capital expenditures totaling $0.4 million. These expenditures primarily consisted of computer, office, and miscellaneous equipment.

Through the end of 2010, exclusive of acquisitions, if any, we expect to incur capital expenditures of $4.75 million to $5.25 million relating to real property acquisitions, renovations and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $1.0 million to $5.3 million for tractors, trailers and other equipment.

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

We continue to evaluate business development opportunities, including potential acquisitions that fit our strategic plans. There can be no assurance that we will identify any opportunities that fit our strategic plans or will be able to execute any such opportunities on terms acceptable to us. Any such opportunities will be financed from available cash and cash equivalents and our unsecured line of credit.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

Unsecured Line of Credit

The Company and KeyBank National Association, or KeyBank, entered into a Second Amendment to Loan Agreement and Second Amendment to Promissory Note, or the Agreement, dated October 26, 2009 for the period October 26, 2009 to October 25, 2010, amending the previous agreement dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, which terminated due to the expiration of its term. Under the amended Agreement with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate or LIBOR plus 1.50% (effective rate of 1.79% at April 3, 2010). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of April 3, 2010, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at April 3, 2010, and there were letters of credit aggregating $665,000 issued against the line.

Discussion of Cash Flows

At April 3, 2010, we had cash and cash equivalents of $4.5 million compared to $1.0 million at December 31, 2009. The increase in cash and cash equivalents of $3.5 million for the thirteen weeks ended April 3, 2010 resulted from $0.8 million in cash generated from operations and $2.7 million in cash provided by investing activities.

The $0.8 million in cash provided by operations was primarily attributed to $2.1 million of net income adjusted for $2.7 million of non-cash charges for depreciation and amortization, $1.8 million gain on the sales of marketable securities, $0.3 million of non-cash charges for bad debt expense, and an increase in the working capital position of the Company of $1.8 million. The increase in the working capital position is primarily the result of an increase in accounts receivable due to increased revenue. This increase is partially offset by a decrease in prepaid expenses and other assets and an increase in accounts payable and other current liabilities.

The $2.7 million in net cash provided by investing activities for the thirteen weeks ended April 3, 2010 consisted of $3.4 million in proceeds from the sales of marketable securities, offset by $0.4 million of capital expenditures and $0.2 million for the acquisition of businesses and payment of earnout obligations. In 2009, the Company made $2.7 million in advances for the acquisitions of businesses.

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

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2009. There have been no changes in the accounting policies followed by us during the thirteen weeks ended April 3, 2010.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the second, third and fourth quarters.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended April 3, 2010. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2010, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended April 3, 2010 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Information with respect to legal proceedings and other exposures appears in Part I, Item 1, Note (10) of the “Notes to Unaudited Consolidated Financial Statements,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 1A:	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	(REMOVED AND RESERVED)

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: May 11, 2010	By:	/S/ ROBERT E. SIGLER
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: May 11, 2010	By:	/S/ DONALD B. COCHRAN
Donald B. Cochran, President and Chief Executive Officer