Form 10-Q
period 2010-07-03
Universal Truckload Services, Inc.
filed 2010-08-11
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 0-51142

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of July 26, 2010 was 15,950,083.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	July 3, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,035	$953
Marketable securities	12,547	15,721
Accounts receivable – net of allowance for doubtful accounts of $5,743 and $5,464, respectively	70,894	60,701
Prepaid income taxes	1,501	2,310
Prepaid expenses and other	5,804	6,185
Deferred income taxes	4,193	3,754

Total current assets	96,974	89,624

Property and equipment	111,900	108,608
Less accumulated depreciation	(35,449)	(32,362)

Property and equipment – net	76,451	76,246

Goodwill	17,179	14,226
Intangible assets – net of accumulated amortization of $14,107 and $12,393, respectively	14,078	14,564
Other assets	3,300	6,951

Total assets	$207,982	$201,611

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,288	$25,100
Accrued expenses and other current liabilities	16,948	15,028
Due to CenTra and affiliates	136	177

Total current liabilities	41,372	40,305

Long-term liabilities:
Long-term debt	—	730
Deferred income taxes	4,879	5,823
Other long-term liabilities	473	328

Total long-term liabilities	5,352	6,881

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 15,980,483 shares outstanding	16,122	16,122
Paid-in capital	79,914	79,914
Treasury stock, at cost; 142,000 shares	(2,058)	(2,058)
Retained earnings	66,453	59,815
Accumulated other comprehensive income, net of income taxes of $566 and $399, respectively	827	632

Total shareholders’ equity	161,258	154,425

Total liabilities and shareholders’ equity	$207,982	$201,611

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

July 3, 2010 and June 27, 2009

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2010	2009	2010	2009
Operating revenues:
Truckload	$97,055	$75,066	$183,266	$143,781
Brokerage	34,757	26,120	67,161	53,877
Intermodal	22,492	18,711	42,921	37,265

Total operating revenues	154,304	119,897	293,348	234,923

Operating expenses:
Purchased transportation	116,894	88,947	222,301	175,032
Commissions expense	9,882	8,060	18,861	15,662
Other operating expense	3,835	2,117	7,249	4,502
Selling, general, and administrative	13,132	10,602	25,884	22,443
Insurance and claims	3,801	5,241	8,130	9,023
Depreciation and amortization	2,692	2,576	5,385	5,138

Total operating expenses	150,236	117,543	287,810	231,800

Income from operations	4,068	2,354	5,538	3,123

Interest income	33	32	66	43

Interest expense	(7)	(9)	(16)	(40)

Other non-operating income (expense), net	3,699	(294)	5,595	(820)

Income before provision for income taxes	7,793	2,083	11,183	2,306

Provision for income taxes	3,220	778	4,545	862

Net income	$4,573	$1,305	$6,638	$1,444

Earnings per common share:
Basic	$0.29	$0.08	$0.42	$0.09
Diluted	$0.29	$0.08	$0.42	$0.09
Weighted average number of common shares outstanding:
Basic	15,980	15,980	15,980	15,985
Diluted	15,980	15,980	15,980	15,985

Dividends paid per common share	$—	$—	$—	$1.00

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$—	$400	$—	$1,132
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—

Net impairment loss recognized in earnings	$—	$400	$—	$1,132

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Twenty-six weeks ended July 3, 2010 and June 27, 2009

(In thousands)

	2010	2009
Cash flows from operating activities:
Net income	$6,638	$1,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,385	5,138
Other-than-temporary impairment of marketable securities	—	1,132
Gain on sale of marketable securities	(5,370)	—
Loss on disposal of property and equipment	126	96
Provision for doubtful accounts	837	1,048
Deferred income taxes	(1,549)	(1,322)
Change in assets and liabilities:
Accounts receivable	(9,359)	12,252
Prepaid income taxes, prepaid expenses and other assets	2,216	(640)
Accounts payable, accrued expenses and other current liabilities	(1,639)	339
Due to CenTra and affiliates	(41)	41
Other long-term liabilities	145	(391)

Net cash (used in) provided by operating activities	(2,611)	19,137

Cash flows from investing activities:
Capital expenditures	(4,200)	(19,345)
Proceeds from the sale of property and equipment	225	316
Purchases of marketable securities	(2,459)	(6,001)
Proceeds from sale of marketable securities	11,364	—
Payment of earnouts related to acquisitions	(118)	(327)
Acquisition of businesses	(400)	—

Net cash provided by (used in) investing activities	4,412	(25,357)

Cash flows from financing activities:
Dividends paid	—	(15,983)
Repayment of long-term debt	(550)	—
Payment of earnout obligations related to acquisitions	(169)	—
Purchases of treasury stock	—	(355)

Net cash used in financing activities	(719)	(16,338)

Net increase (decrease) in cash and cash equivalents	1,082	(22,558)
Cash and cash equivalents – beginning of period	953	28,767

Cash and cash equivalents – end of period	$2,035	$6,209

Supplemental cash flow information:
Cash paid for interest	$16	$40

Cash paid for income taxes	$5,314	$2,608

Acquisition of businesses:
Fair value of assets acquired, including goodwill	$5,884	$—
Liabilities assumed	(2,453)	—
Advances made for acquisitions of businesses in 2009	(2,647)	—
Cash paid in 2010 for 2009 acquisitions of businesses	150	—
Acquisition obligations	(534)	—

Net cash paid for acquisitions of businesses	$400	$—

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

Twenty-six Weeks ended July 3, 2010 and June 27, 2009

Non-cash financing transactions (Note 3):

During each of the twenty-six week periods ended July 3, 2010 and June 27, 2009, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90,000 as a reduction of the loan and as a reduction of the underlying land improvements.

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited consolidated financial statements of Universal Truckload Services, Inc. and its wholly owned subsidiaries, or the Company or UTSI, have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

The Company’s fiscal year ends on December 31. The Company’s fiscal year consists of four quarters, each with thirteen weeks.

Certain reclassifications have been made to the prior financial statements in order for them to conform to the July 3, 2010 presentation.

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

In addition to the management services described above, UTSI purchases other services from CenTra. Following is a schedule of the costs incurred for services provided by CenTra (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Management services	$266	$241	$537	$474
Building and terminal rents	128	153	265	340
Maintenance services	44	8	124	14
Health and other insurance	960	747	1,900	1,544

Total	$1,398	$1,149	$2,826	$2,372

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

(2) Transactions with CenTra and Affiliates – continued

An affiliate of CenTra charged UTSI $3,545,000 and $2,907,000 for personal liability and property damage insurance for the thirteen weeks ended July 3, 2010 and June 27, 2009, respectively. Charges for the twenty-six weeks ended July 3, 2010 and June 27, 2009 were $6,755,000 and $5,566,000, respectively.

Operating revenues from freight services provided to CenTra for the thirteen and twenty-six weeks ended July 3, 2010 were $19,000 and $24,000. No freight services were provided to CenTra for the thirteen or twenty-six weeks ended June 27, 2009.

As of July 3, 2010 and December 31, 2009, amounts due to CenTra and affiliates were $136,000 and $177,000, respectively.

(3) Debt

The Company and KeyBank National Association, or KeyBank, entered into a Second Amendment to Loan Agreement and Second Amendment to Promissory Note, or the Agreement, dated October 26, 2009 for the period October 26, 2009 to October 25, 2010, amending the previous agreement dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, which terminated due to the expiration of its term. Under the amended Agreement with KeyBank, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate or LIBOR plus 1.50% (effective rate of 2.03% at July 3, 2010). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of July 3, 2010, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at July 3, 2010 or December 31, 2009, and there were letters of credit aggregating $665,000 and $755,000 issued against the line, respectively.

On May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction of the loan and as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal was due at maturity on January 31, 2011; however, at Realty’s option, the maturity date could have been extended until January 31, 2021. In June 2010, the Company repaid $550,000 of the remaining principal balance. As of July 3, 2010 and December 31, 2009, the outstanding balance under the loan was $90,000 (presented under other current liabilities) and $730,000, respectively. At December 31, 2009, the fair value of this debt was approximately $490,000. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $640,000 standby letter of credit that expires February 14, 2011. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

The following table provides a reconciliation of the number of weighted average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Weighted average number of common shares	15,980	15,980	15,980	15,985

Incremental shares from assumed exercise of stock options	—	—	—	—

Weighted average number of common shares and common share equivalents	15,980	15,980	15,980	15,985

For the thirteen and twenty-six weeks ended July 3, 2010, 187,500 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive. For the thirteen and twenty-six weeks ended June 27, 2009, 190,000 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(5) Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of July 3, 2010 and June 27, 2009 was $0.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

(5) Stock Based Compensation – (continued)

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2010	190,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	2,500	$22.50

Balance at July 3, 2010	187,500	$22.50

Exercisable	187,500	$22.50

(6) Comprehensive Income (Loss)

Comprehensive income (loss) includes the following (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income	$4,573	$1,305	$6,638	$1,444

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments arising during the period, net of income tax	154	(2,104)	3,383	(2,817)
(Gains) losses on available-for-sale investments reclassified into income:
Other-than-temporary impairment losses	—	251	—	708
Realized gains, net of income tax	(2,130)	—	(3,188)	—

Net gain (loss) recognized in other comprehensive income	(1,976)	(1,853)	195	(2,109)

Total comprehensive income (loss)	$2,597	($548)	$6,833	($665)

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

(6) Comprehensive Income (Loss) – (continued)

Accumulated other comprehensive income at July 3, 2010 of $827,000 represents the unrealized holding gains on available–for-sale investments of $1,393,000, net of related income taxes of $566,000. At July 3, 2010, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $2,133,000 and $740,000, respectively.

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

(7) Acquisitions

In 2010, UTSI acquired the following companies for a total cost of $3,431,000:

Effective January 1, 2010, the Company acquired Cavalry Transportation, LLC and Cavalry Logistics, LLC, or Cavalry, based in Nashville, Tennessee, for $2,747,000. Cavalry offers fully integrated transportation resources designed to maximize value for its customers through logistic solutions in intermodal, truckload, and less-than-truckload transportation options. As of December 31, 2009, $2,647,000 of the original purchase price was paid in cash as an advance for the acquisition, and recorded in other assets. The remaining amount is included in accrued expenses and other current liabilities. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, Calvary operates as a wholly-owned subsidiary of Universal Truckload Services, Inc.

Effective January 1, 2010, the Company acquired certain assets of TSD Transportation L.P., or TSD, based in Texarkana, Texas, for $684,000. As part of the acquisition, the Company is required to pay cash consideration to the former owners of TSD based on a percentage of revenues generated through December 31, 2011. At the date of acquisition, the fair value of the earnout liability was $434,000. As of July 3, 2010, the total of the additional cash consideration paid to the former owners of TSD was approximately $59,000 and was recorded as a reduction of the earnout liability. TSD provides a wide variety of for hire freight services including van, flatbed, step deck, heavy haul, hot shots, and intermodal services throughout the United States. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, TSD International operates as part of Louisiana Transportation, Inc., a wholly-owned subsidiary of Universal Truckload Services, Inc.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

(7) Acquisitions – continued

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

The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	July 3, 2010
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$157	$—	$—	$157
Marketable securities	12,547	—	—	12,547

Total	$12,704	$—	$—	$12,704

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

(8) Fair Value Measurements – continued

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

(9) Marketable Securities

At July 3, 2010, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At July 3, 2010
Equity Securities	$11,154	$2,133	$(740)	$12,547

At December 31, 2009
Equity Securities	$14,690	$2,025	$(994)	$15,721

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements—(Continued)

(9) Marketable Securities – continued

Included in equity securities at July 3, 2010 are securities with a fair value of $3.8 million with a cumulative loss position of $0.7 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The following table shows the gross unrealized holding losses and fair value of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position at July 3, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$3,759	$685	$78	$55	$3,837	$740

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the oil and gas, transportation, utility, banking and finance, communications and pharmaceutical industries. The fair value and unrealized losses are distributed in 17 publicly traded companies, with a concentration of losses in the oil and gas industry. The Company has evaluated the near-term prospects of certain issuers within this industry, as well as the other issuers in the remainder of its portfolio, in relation to the severity and duration of the impairments, and based on such evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at July 3, 2010.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and twenty-six weeks ended July 3, 2010, approximately 84.4% and 83.8%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $3.8 million and $4.2 million, respectively.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and twenty-six weeks ended July 3, 2010 and June 27, 2009, as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	75.8	74.2	75.8	74.5
Commissions expense	6.4	6.7	6.4	6.7
Other operating expenses	2.5	1.8	2.5	1.9
Selling, general and administrative	8.5	8.8	8.8	9.6
Insurance and claims	2.5	4.4	2.8	3.8
Depreciation and amortization	1.7	2.1	1.8	2.2

Total operating expenses	97.4	98.0	98.1	98.7

Operating income	2.6	2.0	1.9	1.3
Interest income, net	—	—	—	—
Other non-operating income (expense)	2.4	(0.2)	1.9	(0.3)

Income before provision for income taxes	5.0	1.7	3.8	1.0
Provision for income taxes	2.1	0.6	1.5	0.4

Net income	3.0%	1.1%	2.3%	0.6%

Twenty-six Weeks Ended July 3, 2010 Compared to Twenty-six Weeks Ended June 27, 2009

Operating revenues. Operating revenues for the twenty-six weeks ended July 3, 2010 increased by $58.4 million, or 24.9%, to $293.3 million from $234.9 million for the twenty-six weeks ended June 27, 2009. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload and intermodal operations, an increase in our brokerage operations is attributable to our acquisitions made since the third quarter of 2009, and an increase in fuel surcharges. The increase in the number of loads in our truckload operations is primarily attributable to our acquisitions made since the third quarter of 2009 and the increase in the number of loads in our intermodal operations is attributable to organic growth. The number of loads from our combined truckload and intermodal operations was 320,000 for the twenty-six weeks ended July 3, 2010 compared to 269,000 for the twenty-six weeks ended June 28, 2009. Included in operating revenues are fuel surcharges of $26.3 million for the twenty-six weeks ended July 3, 2010 compared to $15.3 million for the twenty-six weeks ended June 27, 2009. For the twenty-six weeks ended July 3, 2010, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.11 from $2.06 for the twenty-six weeks ended June 27, 2009. Included in operating revenues is approximately $38.9 million attributable to acquisitions made since the third quarter of 2009, which consists of $24.0 million in truckload operations and $14.9 million in brokerage operations. Excluding the effects of acquisitions made since the third quarter of 2009, revenue from our truckload operations increased by $15.4 million, or 10.8%, to $159.2 million for the twenty-six weeks ended July 3, 2010 from $143.8 million for the twenty-six weeks ended June 27, 2009. Excluding the effects of acquisitions made since the third quarter of 2009, revenue from our brokerage operations decreased by $1.6 million, or 3.0%, to $52.3 million for the twenty-six weeks ended July 3, 2010 compared to $53.9 million for the twenty-six weeks ended June 27, 2009. Revenue from our intermodal support services increased by $5.7 million, or 15.2%, to $42.9 million for the twenty-six weeks ended July 3, 2010 from $37.2 million for the twenty-six weeks ended June 27, 2009.

Purchased transportation. Purchased transportation expense for the twenty-six weeks ended July 3, 2010 increased by $47.2 million, or 27.0%, to $222.3 million from $175.1 million for the twenty-six weeks ended June 27, 2009. As a percentage of operating revenues, purchased transportation expense increased to 75.8% for the twenty-six weeks ended July 3, 2010 from 74.5% for the twenty-six weeks ended June 27, 2009. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators, and a higher cost of transportation in our brokerage business.

Commissions expense. Commissions expense for the twenty-six weeks ended July 3, 2010 increased by $3.2 million, or 20.4%, to $18.9 million from $15.7 million for the twenty-six weeks ended June 27, 2009. As a percentage of operating revenues, commissions expense decreased to 6.4% for the twenty-six weeks ended July 3, 2010 compared to 6.7% for twenty-six weeks ended June 27, 2009. The absolute increase was primarily due to the increase in our operating revenues. Commissions expense generally increases or decreases in proportion to the revenues. As a percentage of revenues, the decrease in commissions expense is due to an increase in fuel surcharges, which are passed on through to our owner operators, and as such, no commission is paid.

Other operating expense. Other operating expense for the twenty-six weeks ended July 3, 2010 increased by $2.7 million, or 61.0%, to $7.2 million from $4.5 million for the twenty-six weeks ended June 27, 2009. As a percentage of operating revenues, other operating expense increased to 2.5% for the twenty-six weeks ended July 3, 2010 compared to 1.9% for twenty-six weeks ended June 27, 2009. The absolute increase was primarily due to an increase in repairs and maintenance cost on company owned equipment, and an increase in property and other taxes.

Selling, general and administrative. Selling, general and administrative expense for the twenty-six weeks ended July 3, 2010 increased by $3.5 million, or 15.3%, to $25.9 million from $22.4 million for the twenty-six weeks ended June 27, 2009. As a percentage of operating revenues, selling, general and administrative expense decreased to 8.8% for the twenty-six weeks ended July 3, 2010 compared to 9.6% for twenty-six weeks ended June 27, 2009. The absolute increase was primarily the result of increases in salaries and wage expense of $1.9 million, travel and entertainment costs of $0.6 million, our provision for uncollectible agent loans of $0.3 million, and other selling, general, and administrative costs of $0.5 million. These increases are primarily due to the additional costs incurred in connection with the acquisitions made since the third quarter of 2009.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended July 3, 2010 decreased by $0.9 million, or 9.9%, to $8.1 million from $9.0 million for the twenty-six weeks ended June 27, 2009. As a percentage of operating revenues, insurance and claims expense decreased to 2.8% for the twenty-six weeks ended July 3, 2010 from 3.8% for the twenty-six weeks ended June 27, 2009. The absolute decrease is the result of a decrease in our cargo claims expense of $0.9 million and a decrease in other contractor insurance and safety costs of $0.2 million. These decreases were partially offset by a $0.2 million increase in our auto liability insurance premiums and claims expense.

Depreciation and amortization. Depreciation and amortization for the twenty-six weeks ended July 3, 2010 increased by $0.3 million, or 4.8%, to $5.4 million from $5.1 million for the twenty-six weeks ended June 27, 2009. The absolute increase is primarily the results of additional depreciation on our capital expenditures made throughout 2009 and 2010, and the additional amortization with respect to intangible assets resulting from the acquisitions made since the third quarter of 2009.

Interest expense (income), net. Net interest income for the twenty-six weeks ended July 3, 2010 was $50 thousand compared to net interest income of $3 thousand for the twenty-six weeks ended June 27, 2009.

Other non-operating income (expense). Other non-operating income for the twenty-six weeks ended July 3, 2010 was $5.6 million compared to other non-operating expense of $0.8 million for the twenty-six weeks ended June 27, 2009. Included in other non-operating income for twenty-six weeks ended July 3, 2010 were $5.4 million of gains on the sales of marketable securities. Included in other non-operating expense for the twenty-six weeks ended June 27, 2009 were $1.1 million of charges for other-than-temporary impairments of marketable equity securities. Excluding these items, other non-operating income was $225 thousand for the twenty-six weeks ended July 3, 2010 compared to $313 thousand for the twenty-six weeks ended June 27, 2009 and consisted primarily of dividends on our available-for-sale investments.

Provision for income taxes. Provision for income taxes for the twenty-six weeks ended July 3, 2010 increased by $3.6 million, to $4.5 million from $0.9 million for the twenty-six weeks ended June 27, 2009. The increase was primarily attributable to the increase in our taxable income and an increase in our effective tax rate. For the twenty-six weeks ended July 3, 2010 and June 27, 2009, we had an effective income tax rate of 40.6% and 37.4%, respectively, based upon our income before provision for income taxes. The increase in our effective tax rate is due to prior period adjustments to our state income taxes.

Thirteen Weeks Ended July 3, 2010 Compared to Thirteen Weeks Ended June 27, 2009

Operating revenues. Operating revenues for the thirteen weeks ended July 3, 2010 increased by $34.4 million, or 28.7%, to $154.3 million from $119.9 million for the thirteen weeks ended June 27, 2009. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload and intermodal operations, an increase in our brokerage operations is attributable to our acquisitions made since the third quarter of 2009, and an increase in fuel surcharges. The increase in the number of loads in our truckload operations is primarily attributable to our acquisitions made since the third quarter of 2009 and the increase in the number of loads in our intermodal operations is attributable to organic growth. The number of loads from our combined truckload and intermodal operations was 165,000 for the thirteen weeks ended July 3, 2010 compared to 140,000 for the thirteen weeks ended June 28, 2009. Included in operating revenues are fuel surcharges of $14.6 million for the thirteen weeks ended July 3, 2010 compared to $7.4 million for the thirteen weeks ended June 27, 2009. For the thirteen weeks ended July 3, 2010, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.19 from $2.04 for the thirteen weeks ended June 27, 2009. Included in operating revenues is approximately $20.6 million attributable to acquisitions made since the third quarter of 2009, which consists of $12.7 million in truckload operations and $7.9 million in brokerage operations. Excluding the effects of acquisitions made since the third quarter of 2009, revenue from our truckload operations increased by $9.2 million, or 12.3%, to $84.3 million for the thirteen weeks ended July 3, 2010 from $75.1 million for the thirteen weeks ended June 27, 2009. Excluding the effects of acquisitions made since the third quarter of 2009, revenue from our brokerage operations increased by $0.8 million, or 3.0%, to $26.9 million for the thirteen weeks ended July 3, 2010 compared to $26.1 million for the thirteen weeks ended June 27, 2009. Revenue from our intermodal support services increased by $3.8 million, or 20.2%, to $22.5 million for the thirteen weeks ended July 3, 2010 from $18.7 million for the thirteen weeks ended June 27, 2009.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended July 3, 2010 increased by $28.0 million, or 31.4%, to $116.9 million from $88.9 million for the thirteen weeks ended July 3, 2010. As a percentage of operating revenues, purchased transportation expense increased to 75.8% for the thirteen weeks ended July 3, 2010 from 74.2% for the thirteen weeks ended June 27, 2009. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators, and a higher cost of transportation in our brokerage business.

Commissions expense. Commissions expense for the thirteen weeks ended July 3, 2010 increased by $1.8 million, or 22.6%, to $9.9 million from $8.1 million for the thirteen weeks ended June 27, 2009. As a percentage of operating revenues, commissions expense decreased to 6.4% for the thirteen weeks ended July 3, 2010 compared to 6.7% for thirteen weeks ended June 27, 2009. The absolute increase was primarily due to the increase in our operating revenues. Commissions expense generally increases or decreases in proportion to the revenues. As a percentage of revenues, the decrease in commissions expense is due to an increase in fuel surcharges, which are passed on through to our owner operators, and as such, no commission is paid.

Other operating expense. Other operating expense for the thirteen weeks ended July 3, 2010 increased by $1.7 million, or 81.2%, to $3.8 million from $2.1 million for the thirteen weeks ended June 27, 2009. As a percentage of operating revenues, other operating expense increased to 2.5% for the thirteen weeks ended July 3, 2010 compared to 1.8% for the thirteen weeks ended June 27, 2009. The absolute increase was primarily due to an increase in repairs and maintenance cost on company owned equipment, and an increase in property and other taxes.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended July 3, 2010 increased by $2.5 million, or 23.9%, to $13.1 million from $10.6 million for the thirteen weeks ended June 27, 2009. As a percentage of operating revenues, selling, general and administrative expense decreased to 8.5% for the thirteen weeks ended July 3, 2010 from 8.8% for the thirteen weeks ended June 27, 2009. The absolute increase was primarily the result of increases in salaries and wage expense of $1.3 million, travel and entertainment costs of $0.2 million, our provision for uncollectible agent loans of $0.4 million, and other selling, general, and administrative costs of $0.3 million. These increases are primarily due to the additional costs incurred in connection with the acquisitions made since the third quarter of 2009.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended July 3, 2010 decreased by $1.4 million, or 27.5%, to $3.8 million from $5.2 million for the thirteen weeks ended June 27, 2009. As a percentage of operating revenues, insurance and claims decreased to 2.5% for the thirteen weeks ended July 3, 2010 from 4.4% for the thirteen weeks ended June 27, 2009. The absolute decrease is the result of a decrease in our cargo claims expense of $1.0 million and a decrease in our auto liability insurance premiums and claims expense of $0.4 million.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended July 3, 2010 increased by $0.1 million, or 4.5%, to $2.7 million from $2.6 million for the thirteen weeks ended June 27, 2009. The absolute increase is primarily the results of additional depreciation on our capital expenditures made throughout 2009 and 2010, and the additional amortization with respect to intangible assets resulting from the acquisitions made since the third quarter of 2009.

Interest expense (income), net. Net interest income for the thirteen weeks ended July 3, 2010 was $26 thousand compared to net interest income of $22 thousand for the thirteen weeks ended June 27, 2009.

Other non-operating income (expense). Other non-operating income for the thirteen weeks ended July 3, 2010 was $3.7 million compared to other non-operating expense of $0.3 million for the thirteen weeks ended June 27, 2009. Included in other non-operating income for thirteen weeks ended July 3, 2010 were $3.6 million of gains on the sales of marketable securities. Included in other non-operating expense for the thirteen weeks ended June 27, 2009 were $0.4 million of pre-tax charges for other-than-temporary impairments of marketable equity securities. Excluding these items, other non-operating income was $111 thousand for the thirteen weeks ended July 3, 2010 compared to $108 thousand for the thirteen weeks ended June 27, 2009 and consisted primarily of dividends on our available-for-sale investments

Provision for income taxes. Provision for income taxes for the thirteen weeks ended July 3, 2010 increased by $2.4 million to $3.2 million from $0.8 million for the thirteen weeks ended June 27, 2009. The increase was primarily attributable to the increase in our taxable income and an increase in our effective tax rate. For the thirteen weeks ended July 3, 2010 and June 27, 2009, we had an effective income tax rate of 41.3% and 37.3%, respectively, based upon our income before provision for income taxes. The increase in our effective tax rate is due to prior period adjustments to our state income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations, our revolving unsecured line of credit with KeyBank, and proceeds from the sales of marketable securities.

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

During the thirteen and twenty-six weeks ended July 3, 2010, we made capital expenditures totaling $3.8 million and $4.2 million, respectively. These expenditures primarily consisted of land and computer, office, and miscellaneous equipment.

Through the end of 2010, exclusive of acquisitions, if any, we expect to incur capital expenditures of $1.5 million to $2.0 million relating to real property acquisitions and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $2.7 million to $3.2 million for tractors, trailers and other equipment.

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

Unsecured Line of Credit

The Company and KeyBank National Association, or KeyBank, entered into a Second Amendment to Loan Agreement and Second Amendment to Promissory Note, or the Agreement, dated October 26, 2009 for the period October 26, 2009 to October 25, 2010, amending the previous agreement dated October 28, 2008 for the period October 28, 2008 to October 27, 2009, which terminated due to the expiration of its term. Under the amended Agreement with KeyBank, our maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate or LIBOR plus 1.50% (effective rate of 2.03% at July 3, 2010). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of July 3, 2010, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at July 3, 2010, and there were letters of credit aggregating $665,000 issued against the line.

Discussion of Cash Flows

At July 3, 2010, we had cash and cash equivalents of $2.0 million compared to $1.0 million at December 31, 2009. The increase in cash and cash equivalents of $1.0 million for the twenty-six weeks ended July 3, 2010 resulted from $4.4 million in cash generated from investing activities, offset by $2.6 million in cash used in operations and $0.7 million in cash used in financing activities.

The $4.4 million in net cash provided by investing activities for the twenty-six weeks ended July 3, 2010 consisted of $11.4 million in proceeds from the sales of marketable securities, offset by $4.2 million of capital expenditures, $2.5 million in purchases of marketable securities, and $0.4 million for the acquisition of businesses. In 2009, the Company made $2.7 million in advances for the acquisitions of businesses.

The $2.6 million in cash used in operations was primarily attributed to $6.6 million of net income adjusted for $5.4 million of non-cash charges for depreciation and amortization, $5.4 million gain on the sales of marketable securities, $1.5 million in changes in deferred income taxes, $0.8 million of non-cash charges for provisions for doubtful accounts, and an increase in the working capital position of the Company of $8.8 million. The increase in the working capital position is primarily the result of an increase in accounts receivable due to increased revenue. This increase is partially offset by a decrease in prepaid expenses and other assets and an increase in accounts payable and other current liabilities.

The $0.7 million in cash used in financing activities for the twenty-six weeks ended July 3, 2010 consisted of $0.5 million in repayments on our loan from Cuyahoga County and $0.2 for the payments of earnout obligations.

Off Balance Sheet Arrangements

In connection with the 2007 acquisition of Glenn National Carriers, Inc., or Glenn, we are required to pay cash consideration to the former owners of Glenn based on a percentage of revenues generated through November 2010.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2009. There have been no changes in the accounting policies followed by us during the twenty-six weeks ended July 3, 2010.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the second, third and fourth quarters.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen or twenty-six weeks ended July 3, 2010. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2010, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the twenty-six weeks ended July 3, 2010 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	(REMOVED AND RESERVED)

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 000-51142))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: August 11, 2010	By:	/S/ ROBERT E. SIGLER
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: August 11, 2010	By:	/S/ DONALD B. COCHRAN
Donald B. Cochran, President and Chief Executive Officer