Form 10-Q
period 2010-10-02
Universal Truckload Services, Inc.
filed 2010-11-10
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of November 1, 2010 was 15,779,383.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	October 2, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$2,980	$953
Marketable securities	14,078	15,721
Accounts receivable – net of allowance for doubtful accounts of $5,395 and $5,464, respectively	71,950	60,701
Due from CenTra and affiliates	15	—
Prepaid income taxes	2,368	2,310
Prepaid expenses and other	5,427	6,185
Deferred income taxes	3,808	3,754

Total current assets	100,626	89,624

Property and equipment	115,159	108,608
Less accumulated depreciation	(37,333)	(32,362)

Property and equipment – net	77,826	76,246

Goodwill	17,244	14,226
Intangible assets – net of accumulated amortization of $14,957 and $12,393, respectively	13,228	14,564
Other assets	3,255	6,951

Total assets	$212,179	$201,611

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$25,347	$25,100
Accrued expenses and other current liabilities	17,848	15,028
Due to CenTra and affiliates	—	177

Total current liabilities	43,195	40,305
Long-term liabilities:
Long-term debt	—	730
Deferred income taxes	4,700	5,823
Other long-term liabilities	643	328

Total long-term liabilities	5,343	6,881

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 15,876,583 and 15,980,483 shares outstanding at October 2, 2010 and December 31, 2009, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury Stock, at cost; 245,900 and 142,000 shares at October 2, 2010 and December 31, 2009, respectively	(3,516)	(2,058)
Retained earnings	69,385	59,815
Accumulated other comprehensive income, net of income taxes of $1,184 and $399, respectively	1,736	632

Total shareholders’ equity	163,641	154,425

Total liabilities and shareholders’ equity	$212,179	$201,611

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

October 2, 2010 and September 26, 2009

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2010	2009	2010	2009

Operating revenues:
Truckload	$94,980	$81,839	$278,246	$225,620
Brokerage	39,186	27,942	106,347	81,819
Intermodal	22,296	18,677	65,217	55,942

Total operating revenues	156,462	128,458	449,810	363,381

Operating expenses:
Purchased transportation	119,333	96,905	341,634	271,937
Commissions expense	10,072	8,677	28,933	24,339
Other operating expense	3,020	2,393	10,269	6,895
Selling, general, and administrative	11,877	10,935	37,761	33,378
Insurance and claims	4,715	4,084	12,845	13,107
Depreciation and amortization	2,790	2,583	8,175	7,721

Total operating expenses	151,807	125,577	439,617	357,377

Income from operations	4,655	2,881	10,193	6,004

Interest income	33	28	99	71

Interest expense	(2)	(164)	(18)	(204)

Other non-operating income (expense), net	225	(17)	5,820	(837)

Income before provision for income taxes	4,911	2,728	16,094	5,034

Provision for income taxes	1,979	1,029	6,524	1,891

Net income	$2,932	$1,699	$9,570	$3,143

Earnings per common share:
Basic	$0.18	$0.11	$0.60	$0.20
Diluted	$0.18	$0.11	$0.60	$0.20
Weighted average number of common shares outstanding:
Basic	15,925	15,980	15,962	15,983
Diluted	15,925	15,980	15,962	15,983

Dividends paid per common share	$—	$—	$—	$1.00

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$—	$126	$—	$1,258
Portion of loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	$—	$126	$—	$1,258

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirty-nine Weeks ended October 2, 2010 and September 26, 2009

(In thousands)

	2010	2009
Cash flows from operating activities:
Net income	$9,570	$3,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,175	7,721
Other-than-temporary impairment of marketable securities	—	1,258
Gains on sale of marketable securities	(5,370)	—
Losses on disposal of property and equipment	168	133
Provision for doubtful accounts	968	1,626
Deferred income taxes	(1,962)	(232)
Change in assets and liabilities:
Accounts receivable	(10,546)	5,394
Prepaid income taxes, prepaid expenses, and other assets	1,771	(1,111)
Accounts payable, accrued expenses and other current liabilities	418	(141)
Due to CenTra and affiliates	(192)	55
Other long-term liabilities	315	(391)

Net cash provided by operating activities	3,315	17,455

Cash flows from investing activities:
Capital expenditures	(7,577)	(20,554)
Proceeds from the sale of property and equipment	245	418
Purchases of marketable securities	(2,462)	(6,004)
Proceeds from sale of marketable securities	11,364	—
Payment of earnouts related to acquisitions	(183)	(390)
Acquisition of businesses	(400)	(2,056)

Net cash provided by (used in) investing activities	987	(28,586)

Cash flows from financing activities:
Dividends paid	—	(15,983)
Repayment of long-term debt	(550)	—
Payment of earnout obligations related to acquisitions	(267)	—
Purchases of treasury stock	(1,458)	(355)

Net cash used in financing activities	(2,275)	(16,338)

Net increase (decrease) in cash and cash equivalents	2,027	(27,469)
Cash and cash equivalents – beginning of period	953	28,767

Cash and cash equivalents – end of period	$2,980	$1,298

Supplemental cash flow information:
Cash paid for interest	$18	$51

Cash paid for income taxes	$8,572	$2,919

Acquisition of businesses:
Fair value of assets acquired, including goodwill	$5,884	$2,270
Liabilities assumed	(2,453)	—
Advances made for acquisitions of businesses in 2009	(2,647)	—
Cash paid in 2010 for 2009 acquisitions of businesses	150	—
Acquisition obligations	(534)	(214)

Net cash paid for acquisitions of businesses	$400	$2,056

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

Thirty-nine Weeks ended October 2, 2010 and September 26, 2009

Non-cash financing transactions (Note 3):

During each of the thirty-nine week periods ended October 2, 2010 and September 26, 2009, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90,000 as a reduction of the loan and as a reduction of the underlying land improvements.

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

Certain reclassifications have been made to the prior financial statements in order for them to conform to the October 2, 2010 presentation.

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

In addition to the management services described above, UTSI purchases other services from CenTra. Following is a schedule of the costs incurred for services provided by CenTra (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Management services	$266	$243	$803	$717
Building & terminal rents	137	156	402	496
Maintenance services	38	22	162	36
Health and other insurance	899	726	2,799	2,270

Total	$1,340	$1,147	$4,166	$3,519

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2) Transactions with CenTra and Affiliates - continued

An affiliate of CenTra charged UTSI $3,776,000 and $3,050,000 for personal liability and property damage insurance for the thirteen weeks ended October 2, 2010 and September 26, 2009, respectively. Charges for the thirty-nine weeks ended October 2, 2010 and September 26, 2009 were $10,531,000 and $8,616,000, respectively.

Operating revenues from freight services provided to CenTra for the thirteen and thirty-nine weeks ended October 2, 2010 were $57,000 and $81,000. No freight services were provided to CenTra for the thirteen or thirty-nine weeks ended September 26, 2009.

Included in purchase transportation is $2,000 of services CenTra charged to CrossRoad Carriers, Inc., a wholly-owned subsidiary of the Company, during the thirty-nine weeks ended September 26, 2009. There were no such charges during the thirteen or thirty-nine weeks ended October 2, 2010 or during the thirteen weeks ended September 26, 2009.

As of October 2, 2010, amounts due from CenTra and affiliates were $15,000, compared to $177,000 due to CenTra and affiliates at December 31, 2009.

(3) Debt

The Company and KeyBank National Association, or KeyBank, entered into a Third Amendment to Loan Agreement and Third Amendment to Promissory Note, or the Agreement, dated August 24, 2010. The Agreement amends the Promissory Note dated October 29, 2007, the First Amendment to Loan Agreement and First Amendment to Promissory Note dated October 28, 2008, and the Second Amendment to Loan Agreement and Second Amendment to Promissory Note dated October 26, 2009, for the period October 26, 2009 to October 25, 2010, to amend the rate at which the Company shall pay interest on outstanding borrowings, if any. Under the amended Agreement with KeyBank, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus .50% or LIBOR plus 1.00% (effective rate of 1.26% at October 2, 2010). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of October 2, 2010, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at October 2, 2010 or December 31, 2009, and there were letters of credit aggregating $690,000 and $755,000 issued against the line, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3) Debt - continued

On May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction of the loan and as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal was due at maturity on January 31, 2011; however, at Realty’s option, the maturity date could have been extended until January 31, 2021. In June 2010, the Company repaid $550,000 of the remaining principal balance. As of October 2, 2010 and December 31, 2009, the outstanding balance under the loan was $90,000 (presented under other current liabilities) and $730,000, respectively. At December 31, 2009, the fair value of this debt was approximately $490,000. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $640,000 standby letter of credit that expires February 14, 2011. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Weighted average number of common shares	15,925	15,980	15,962	15,983
Incremental shares from assumed exercise of stock options	—	—	—	—

Weighted average number of common shares and common share equivalents	15,925	15,980	15,962	15,983

For the thirteen and thirty-nine weeks ended October 2, 2010, 187,500 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive. For the thirteen and thirty-nine weeks ended September 26, 2009, 190,000 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5) Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of October 2, 2010 and September 26, 2009 was $0.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2010	190,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	2,500	$22.50

Balance at October 2, 2010	187,500	$22.50

Exercisable	187,500	$22.50

(6) Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net income	$2,932	$1,699	$9,570	$3,143
Other comprehensive income:
Unrealized holding gains on available-for-sale investments arising during the period, net of income tax	909	3,521	4,297	704
(Gains) losses on available-for-sale investments reclassified into income:
Other-than-temporary impairment losses	—	77	—	785
Realized gains, net of income tax	—	—	(3,193)	—

Net gain recognized in other comprehensive income	909	3,598	1,104	1,489

Total comprehensive income	$3,841	$5,297	$10,674	$4,632

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6) Comprehensive Income - (continued)

Accumulated other comprehensive income at October 2, 2010 of $1,736,000 represents the net unrealized holding gains on available–for-sale investments of $2,920,000 net of related income tax expense of $1,184,000. At October 2, 2010, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $3,240,000 and $320,000, respectively.

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

(7) Acquisitions

In 2010, UTSI acquired the following companies for a total cost of $3,431,000:

Effective January 1, 2010, the Company acquired Cavalry Transportation, LLC and Cavalry Logistics, LLC, or Cavalry, based in Nashville, Tennessee, for $2,747,000. Cavalry offers fully integrated transportation resources designed to maximize value for its customers through logistic solutions in intermodal, truckload, and less-than-truckload transportation options. As of December 31, 2009, $2,647,000 of the original purchase price was paid in cash as an advance for the acquisition, and recorded in other assets. The remaining amount is included in accrued expenses and other current liabilities. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, Cavalry operates as a wholly-owned subsidiary of Universal Truckload Services, Inc.

Effective January 1, 2010, the Company acquired certain assets of TSD Transportation L.P., or TSD, based in Texarkana, Texas, for $684,000. As part of the acquisition, the Company is required to pay cash consideration to the former owners of TSD based on a percentage of revenues generated through December 31, 2011. At the date of acquisition, the fair value of the earnout liability was $434,000. As of October 2, 2010, the total of the additional cash consideration paid to the former owners of TSD was approximately $98,000 and was recorded as a reduction of the earnout liability. TSD provides a wide variety of for hire freight services including van, flatbed, step deck, heavy haul, hot shots, and intermodal services throughout the United States. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, TSD International operates as part of Louisiana Transportation, Inc., a wholly-owned subsidiary of Universal Truckload Services, Inc.

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

(7) Acquisitions - continued

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

The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	October 2, 2010
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$241	$—	$—	$241
Marketable securities	14,078	—	—	14,078

Total assets	$14,319	$—	$—	$14,319

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

(9) Marketable Securities

At October 2, 2010, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At October 2, 2010
Equity Securities	$11,158	$3,240	$(320)	$14,078

At December 31, 2009
Equity Securities	$14,690	$2,025	$(994)	$15,721

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9) Marketable Securities - continued

Included in equity securities at October 2, 2010 are securities with a fair value of $2.6 million with a cumulative loss position of $0.3 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The following table shows the gross unrealized holding losses and fair value of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position at October 2, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$2,549	$269	$92	$51	$2,641	$320

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the banking and finance, energy, pharmaceutical, and transportation industries. The fair value and unrealized losses are distributed in 13 publicly traded companies, with a concentration of losses in the banking and finance industry. The Company has evaluated the near-term prospects of certain issuers within this industry, as well as the other issuers in the remainder of its portfolio, in relation to the severity and duration of the impairments, and based on such evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at October 2, 2010.

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

(11) Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. Except for the following matter, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Unaudited Consolidated Financial Statements.

On October 25, 2010, the Company and KeyBank entered into an Amendment and Change in Terms Agreement whereby the maturity date of the existing Third Amendment to the Loan Agreement and Third Amendment to Promissory Note was amended and deemed to be November 8, 2010. On October 28, 2010, the Company and KeyBank entered into an Amended and Restated Loan Agreement and Promissory Note, collectively referred to as the Agreement, for the period October 25, 2010 to October 24, 2011, thereby replacing the previous loan agreements. Under the Agreement with KeyBank, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00%. The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and thirty-nine weeks ended October 2, 2010, approximately 85.3% and 84.3%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $3.4 million and $7.6 million, respectively.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and thirty-nine weeks ended October 2, 2010 and September 26, 2009, as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	76.3	75.4	76.0	74.8
Commissions expense	6.4	6.8	6.4	6.7
Other operating expenses	1.9	1.9	2.3	1.9
Selling, general and administrative	7.6	8.5	8.4	9.2
Insurance and claims	3.0	3.2	2.9	3.6
Depreciation and amortization	1.8	2.0	1.8	2.1

Total operating expenses	97.0	97.8	97.7	98.3

Operating income	3.0	2.2	2.3	1.7
Interest income (expense), net	—	(0.1)	—	—
Other non-operating income (expense)	0.1	—	1.3	(0.2)

Income before provision for income taxes	3.1	2.1	3.6	1.4
Provision for income taxes	1.3	0.8	1.5	0.5

Net income	1.9%	1.3%	2.1%	0.9%

Thirty-nine Weeks Ended October 2, 2010 Compared to Thirty-nine Weeks Ended September 26, 2009

Operating revenues. Operating revenues for the thirty-nine weeks ended October 2, 2010 increased by $86.4 million, or 23.8%, to $449.8 million from $363.4 million for the thirty-nine weeks ended September 26, 2009. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload and intermodal operations, an increase in our brokerage operations attributable to our acquisitions made since the third quarter of 2009, and an increase in fuel surcharges. The increase in the number of loads in our truckload operations is primarily attributable to our acquisitions made since the third quarter of 2009 and the increase in the number of loads in our intermodal operations is attributable to organic growth. The number of loads from our combined truckload and intermodal operations was 480,000 for the thirty-nine weeks ended October 2, 2010 compared to 414,000 for the thirty-nine weeks ended September 26, 2009. Included in operating revenues are fuel surcharges of $40.1 million for the thirty-nine weeks ended October 2, 2010 compared to $24.8 million for the thirty-nine weeks ended September 26, 2009. For the thirty-nine weeks ended October 2, 2010, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.12 from $2.04 for the thirty-nine weeks ended September 26, 2009. Included in operating revenues is approximately $52.9 million attributable to acquisitions made since the third quarter of 2009, which consists of $30.0 million in truckload operations and $22.9 million in brokerage operations. Excluding the effects of acquisitions made since the third quarter of 2009, revenue from our truckload operations increased by $22.6 million, or 10.0%, to $248.2 million for the thirty-nine weeks ended October 2, 2010 from $225.6 million for the thirty-nine weeks ended September 26, 2009. Excluding the effects of acquisitions made since the third quarter of 2009, revenue from our brokerage operations increased by $1.7 million, or 2.0%, to $83.5 million for the thirty-nine weeks ended October 2, 2010 compared to $81.8 million for the thirty-nine weeks ended September 26, 2009. Revenue from our intermodal support services increased by $9.3 million, or 16.6%, to $65.2 million for the thirty-nine weeks ended October 2, 2010 from $55.9 million for the thirty-nine weeks ended September 26, 2009.

Purchased transportation. Purchased transportation expense for the thirty-nine weeks ended October 2, 2010 increased by $69.7 million, or 25.6%, to $341.6 million from $271.9 million for the thirty-nine weeks ended September 26, 2009. As a percentage of operating revenues, purchased transportation expense increased to 76.0% for the thirty-nine weeks ended October 2, 2010 from 74.8% for the thirty-nine weeks ended September 26, 2009. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators, and a higher cost of transportation in our brokerage business.

Commissions expense. Commissions expense for the thirty-nine weeks ended October 2, 2010 increased by $4.6 million, or 18.9%, to $28.9 million from $24.3 million for the thirty-nine weeks ended September 26, 2009. As a percentage of operating revenues, commissions expense decreased to 6.4% for the thirty-nine weeks ended October 2, 2010 compared to 6.7% for thirty-nine weeks ended September 26, 2009. The absolute increase was primarily due to the increase in our operating revenues. Commissions expense generally increases or decreases in proportion to the revenues. As a percentage of revenues, the decrease in commissions expense is due to an increase in fuel surcharges, which are passed on through to our owner operators, and as such, no commission is paid, and an increase in revenues generated by our company managed locations.

Other operating expense. Other operating expense for the thirty-nine weeks ended October 2, 2010 increased by $3.4 million, or 48.9%, to $10.3 million from $6.9 million for the thirty-nine weeks ended September 26, 2009. As a percentage of operating revenues, other operating expense increased to 2.3% for the thirty-nine weeks ended October 2, 2010 compared to 1.9% for thirty-nine weeks ended September 26, 2009. The absolute increase was primarily due to an increase in repairs and maintenance cost on company owned equipment, and an increase in property tax and other operating expenses.

Selling, general and administrative. Selling, general and administrative expense for the thirty-nine weeks ended October 2, 2010 increased by $4.4 million, or 13.1%, to $37.8 million from $33.4 million for the thirty-nine weeks ended September 26, 2009. As a percentage of operating revenues, selling, general and administrative expense decreased to 8.4% for the thirty-nine weeks ended October 2, 2010 compared to 9.2% for thirty-nine weeks ended September 26, 2009. The absolute increase was primarily the result of increases in salaries and wage expense of $3.3 million, travel and entertainment costs of $0.6 million, legal and professional fees of $0.4 million, our provision for uncollectible agent loans of $0.3 million, and other selling, general, and administrative costs of $0.4 million. These increases are primarily due to the additional costs incurred in connection with the acquisitions made since the third quarter of 2009. These increases were partially offset by a decrease in our bad debt expense of $0.7 million.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended October 2, 2010 decreased by $0.3 million, or 2.0%, to $12.8 million from $13.1 million for the thirty-nine weeks ended September 26, 2009. As a percentage of operating revenues, insurance and claims decreased to 2.9% for the thirty-nine weeks ended October 2, 2010 from 3.6% for the thirty-nine weeks ended September 26, 2009. The absolute decrease is the result of decreases in our cargo claims expense of $1.0 million and other contractor insurance and safety costs of $0.2 million. These decreases were partially offset by a $0.9 million increase in our auto liability insurance premiums and claims expense.

Depreciation and amortization. Depreciation and amortization for the thirty-nine weeks ended October 2, 2010 increased by $0.5 million, or 5.9%, to $8.2 million from $7.7 million for the thirty-nine weeks ended September 26, 2009. As a percent of operating revenues, depreciation and amortization decreased to 1.8% for the thirty-nine weeks ended October 2, 2010 from 2.1% for the thirty-nine weeks ended September 26, 2009. The absolute increase is primarily the results of additional depreciation on our capital expenditures made throughout 2009 and 2010, and the additional amortization with respect to intangible assets resulting from the acquisitions made since the third quarter of 2009.

Interest expense (income), net. Net interest income for the thirty-nine weeks ended October 2, 2010 was $81 thousand compared to net interest expense of $133 thousand for the thirty-nine weeks ended September 26, 2009.

Other non-operating income (expense). Other non-operating income for the thirty-nine weeks ended October 2, 2010 was $5.8 million compared to other non-operating expense of $0.8 million for the thirty-nine weeks ended September 26, 2009. Included in other non-operating income for the thirty-nine weeks ended October 2, 2010 were $5.4 million of gains on the sales of marketable securities. Included in other non-operating expense for the thirty-nine weeks ended September 26, 2009 were $1.3 million of charges for other-than-temporary impairments of marketable equity securities classified as available-for-sale.

Provision for income taxes. Provision for income taxes for the thirty-nine weeks ended October 2, 2010 increased by $4.6 million to $6.5 million from $1.9 million for the thirty-nine weeks ended September 26, 2009. The increase was primarily attributable to the increase in our taxable income and an increase in our effective tax rate. For the thirty-nine weeks ended October 2, 2010 and September 26, 2009, we had an effective income tax rate of 40.5% and 37.6%, respectively, based upon our income before provision for income taxes. The increase in our effective tax rate is due to prior period adjustments to our state income taxes.

Thirteen Weeks Ended October 2, 2010 Compared to Thirteen Weeks Ended September 26, 2009

Operating revenues. Operating revenues for the thirteen weeks ended October 2, 2010 increased by $28.0 million, or 21.8%, to $156.5 million from $128.5 million for the thirteen weeks ended September 26, 2009. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload and intermodal operations, an increase in our brokerage operations attributable to our acquisitions made since the third quarter of 2009, and an increase in fuel surcharges. The increase in the number of loads in our truckload operations is primarily attributable to our acquisitions made since the third quarter of 2009 and the increase in the number of loads in our intermodal operations is attributable to organic growth. The number of loads from our combined truckload and intermodal operations was 161,000 for the thirteen weeks ended October 2, 2010 compared to 144,000 for the thirteen weeks ended September 26, 2009. Included in operating revenues are fuel surcharges of $13.8 million for the thirteen weeks ended October 2, 2010 compared to $9.5 million for the thirteen weeks ended September 26, 2009. For the thirteen weeks ended October 2, 2010, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.39 from $2.01 for the thirteen weeks ended September 26, 2009. Included in operating revenues is approximately $14.0 million attributable to acquisitions made since the third quarter of 2009, which consists of $6.0 million in truckload operations and $8.0 million in brokerage operations. Excluding the effects of the acquisitions made in the third quarter of 2009, revenue from our truckload operations increased by $7.1 million, or 8.7%, to $89.0 million for the thirteen weeks ended October 2, 2010 from $81.8 million for the thirteen weeks ended September 26, 2009. Excluding the effects of the acquisitions made in the third quarter of 2009, revenue from our brokerage operations increased by $3.3 million, or 11.8%, to $31.2 million for the for the thirteen weeks ended October 2, 2010 compared to $27.9 million for the thirteen weeks ended September 26, 2009. Revenue from our intermodal support services increased by $3.6 million, or 19.4%, to $22.3 million for the thirteen weeks ended October 2, 2010 from $18.7 million for the thirteen weeks ended September 26, 2009.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended October 2, 2010 increased by $22.4 million, or 23.1%, to $119.3 million from $96.9 million for the thirteen weeks ended September 26, 2009. As a percentage of operating revenues, purchased transportation expense increased to 76.3% for the thirteen weeks ended October 2, 2010 from 75.4% for the thirteen weeks ended September 26, 2009. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators, and a higher cost of transportation in our brokerage business.

Commissions expense. Commissions expense for the thirteen weeks ended October 2, 2010 increased by $1.4 million, or 16.1%, to $10.1 million from $8.7 million for the thirteen weeks ended September 26, 2009. As a percentage of operating revenues, commissions expense decreased to 6.4% for the thirteen weeks ended October 2, 2010 compared to 6.8% for thirteen weeks ended September 26, 2009. The absolute increase was primarily due to the increase in our operating revenues. Commissions expense generally increases or decreases in proportion to the revenues. As a percentage of revenues, the decrease in commissions expense is due to an increase in fuel surcharges, which are passed on through to our owner operators, and as such, no commission is paid, and an increase in revenues generated by our company managed locations.

Other operating expense. Other operating expense for the thirteen weeks ended October 2, 2010 increased by $0.6 million, or 26.2%, to $3.0 million from $2.4 million for the thirteen weeks ended September 26, 2009. As a percentage of operating revenues, other operating expense remained consistent at 1.9% for both the thirteen weeks ended October 2, 2010 and September 26, 2009. The absolute increase was primarily due to an increase in repairs and maintenance cost on company owned equipment.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended October 2, 2010 increased by $1.0 million, or 8.6%, to $11.9 million from $10.9 million for the thirteen weeks ended September 26, 2009. As a percentage of operating revenues, selling, general and administrative expense decreased to 7.6% for the thirteen weeks ended October 2, 2010 compared to 8.5% for thirteen weeks ended September 26, 2009. The increase was primarily the result of an increase in salaries and wage expense of $1.4 million primarily due to the additional headcount resulting from our recent acquisitions. This increase was partially offset by a decrease in bad debt expense of $0.4 million.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended October 2, 2010 increased by $0.6 million, or 15.4%, to $4.7 million from $4.1 million for the thirteen weeks ended September 26, 2009. As a percentage of operating revenues, insurance and claims expense decreased to 3.0% for the thirteen weeks ended October 2, 2010 from 3.2% for the thirteen weeks ended September 26, 2009. The absolute increase is the result of an increase in our auto liability insurance premiums and claims expense of $0.7 million.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended October 2, 2010 increased by $0.2 million, or 8.1%, to $2.8 million from $2.6 million for the thirteen weeks ended September 26, 2009. As a percent of operating revenues, depreciation and amortization decreased to 1.8% for the thirteen weeks ended October 2, 2010 from 2.0% for the thirteen weeks ended September 26, 2009. The absolute increase is primarily the results of additional depreciation on our capital expenditures made throughout 2009 and 2010, and the additional amortization with respect to intangible assets resulting from the acquisitions made since the third quarter of 2009.

Interest expense (income), net. Net interest income for the thirteen weeks ended October 2, 2010 was $31 thousand compared to net interest expense of $135 thousand for the thirteen weeks ended September 26, 2009.

Other non-operating income (expense). Other non-operating income for the thirteen weeks ended October 2, 2010 was $225 thousand compared to other non-operating expense of $17 thousand for the thirteen weeks ended September 26, 2009. Included in other non-operating expense for the thirteen weeks ended September 26, 2009 were $126 thousand of charges for other-than-temporary impairments of marketable equity securities classified as available-for-sale.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended October 2, 2010 increased by $1.0 million to $2.0 million from $1.0 million for the thirteen weeks ended September 26, 2009. The increase was primarily attributable to the increase in our taxable income and an increase in our effective tax rate. For the thirteen weeks ended October 2, 2010 and September 26, 2009, we had an effective income tax rate of 40.3% and 37.7%, respectively, based upon our income before provision for income taxes. The increase in our effective tax rate is due to prior period adjustments to our state income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations, proceeds from the sales of marketable securities, and our revolving unsecured line of credit with KeyBank.

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

During the thirteen and thirty-nine weeks ended October 2, 2010, we made capital expenditures totaling $3.4 million and $7.6 million, respectively. These expenditures primarily consisted of land and improvements, tractors and trailers, and computer equipment.

Through the end of 2010, exclusive of acquisitions, we expect to incur capital expenditures of $1.5 million to $2.0 million relating to real property acquisitions, and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $3.7 million to $4.2 million for tractors, trailers, containers, chassis, and other equipment.

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

Unsecured Line of Credit

The Company and KeyBank entered into an Amended and Restated Loan Agreement and Promissory Note, or the Agreement, dated October 28, 2010, effective for the period October 25, 2010 to October 24, 2011 thereby replacing the previous Loan Agreement and Promissory Note, and all amendment thereto, which terminated due to the expiration of their terms. Under the Agreement with KeyBank, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00%. The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default.

The Third Amendment to Loan Agreement and Third Amendment to Promissory Note, or the Previous Agreement, dated August 24, 2010 for the period to October 25, 2010 was permitted maximum borrowings and letters of credit in the aggregate not exceed $20 million. The line of credit was unsecured, and bore interest at a rate equal to the lesser of the Prime Rate minus .50% or LIBOR plus 1.00% (effective rate of 1.26% at October 2, 2010). The Previous Agreement governing this unsecured line of credit contained various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of the Previous Agreement, tangible net worth was defined as total assets, excluding all intangible assets, less total debt. The Previous Agreement also may have, in certain circumstances, limited our ability to pay dividends or distributions utilizing our line of credit. The Previous Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of October 2, 2010, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at October 2, 2010 or December 31, 2009, and there were letters of credit aggregating $690,000 and $755,000 issued against the line, respectively

Discussion of Cash Flows

At October 2, 2010, we had cash and cash equivalents of $3.0 million compared to $1.0 million at December 31, 2009. The increase in cash and cash equivalents of $2.0 million for the thirty-nine weeks ended October 2, 2010 resulted from $3.3 million in cash provided by operating activities and $1.0 million of in cash provided by investing activities. This was partially offset by $2.3 million in cash used in financing activities.

The $3.3 million in cash provided by operations was primarily attributed to $9.6 million of net income adjusted for $8.2 million of non-cash charges for depreciation and amortization, $5.4 million of gains on the sales of marketable securities, $2.0 million in changes in deferred income taxes, $1.0 million of non-cash charges for provisions for doubtful accounts, and an increase in the working capital position of the Company of $8.2 million. The increase in the working capital position is primarily the result of an increase in accounts receivable due to increased sales, which was partially offset by a decrease in prepaid expenses and other assets and an increase in accounts payable and other current liabilities.

The $1.0 million in net cash provided by investing activities for the thirty-nine weeks ended October 2, 2010 consisted of $11.4 million in proceeds from the sales of marketable securities, offset by $7.6 million of capital expenditures, $2.5 million in purchases of marketable securities, and $0.4 million for the acquisition of businesses. In 2009, the Company made $2.7 million in advances for the acquisitions of businesses.

The $2.3 million in cash used in financing activities for the thirty-nine weeks ended October 2, 2010 consisted of $0.5 million in repayments on our loan from Cuyahoga County, $0.3 for the payments of earnout obligations, and $1.5 million for the purchases of treasury stock.

Off Balance Sheet Arrangements

In connection with the 2007 acquisition of Glenn National Carriers, Inc., or Glenn, we are required to pay cash consideration to the former owners of Glenn based on a percentage of revenues generated through November 2010.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2009. There have been no changes in the accounting policies followed by us during the thirty-nine weeks ended October 2, 2010.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the remaining quarters.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen or thirty-nine weeks ended October 2, 2010. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2010, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirty-nine weeks ended October 2, 2010 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding the Company’s purchases of its Common Stock during the period from July 4, 2010 to October 2, 2010, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

July 3, 2010				658,000
Jul. 4, 2010 – Jul. 31, 2010	32,500	$14.15	174,500	625,500
Aug. 1, 2010 – Aug. 28, 2010	49,400	13.62	223,900	576,100
Aug. 29, 2010 – Oct. 2, 2010	22,000	14.78	245,900	554,100

Total	103,900	$14.03	245,900	554,100

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	(REMOVED AND RESERVED)

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 000-51142))

10.1	Amendment and Change in Terms Agreement between Universal Truckload Services, Inc. and KeyBank National Association dated October 25, 2010 ((Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2010 (Commission File No. No. 000-51142))

10.2	Amended and Restated Loan Agreement between Universal Truckload Services, Inc. and KeyBank National Association dated October 28, 2010 ((Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 29, 2010 (Commission File No. No. 000-51142))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: November 10, 2010

	By:	/S/ ROBERT E. SIGLER
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: November 10, 2010

	By:	/S/ DONALD B. COCHRAN
Donald B. Cochran, President and Chief Executive Officer