Form 10-K
period 2010-12-31
Universal Truckload Services, Inc.
filed 2011-03-15
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of July 3, 2010, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 2, 2010, as reported by The Nasdaq Stock Market, was approximately $82.7 million (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of common stock, no par value, outstanding as of March 1, 2011, was 15,621,783.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2011 Annual Meeting of Shareholders	Part III, Items 10 - 14

UNIVERSAL TRUCKLOAD SERVICES, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

We primarily operate through a contractor network of agents and owner-operators who provide us with approximately 2,800 tractors and approximately 3,000 trailers. At December 31, 2010, the Company had approximately 660 agents. Customer relationships are primarily managed by our agents who solicit freight business directly from shippers and also provide dispatch and other services to our owner-operators. Our owner-operators own, operate and maintain substantially all of the tractors and over 50% of the trailers used in our business. Some of our owner-operators also act as fleet contractors and provide us with multiple tractors and drivers. In return for their services, we pay our agents and owner-operators fixed commissions based on a percentage of the revenue they generate for us. This network of agents and owner-operators allows us to minimize our investment in tractors and trailers, manage our sales effort in a manner we believe is more efficient than employing a large sales staff, and maximize the variable portion of our cost structure. In addition, through our brokerage operations, we are able to expand our capacity by arranging for other carriers to transport shipments when we generate more freight shipments than our owner-operators can service.

We believe our commission schedule, prompt payment practices, industry reputation, financial stability, back office support and national freight network helps us to attract agents and owner-operators. In addition, we acquired the operations of 22 transportation companies between October 2000 and December 2010. We are continually evaluating new acquisition opportunities.

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

Industry

According to the American Trucking Association, or ATA, the trucking industry was estimated at approximately $544.4 billion in revenue in 2009 and accounted for approximately 81.9% of domestic spending on freight transportation. The trucking industry is highly competitive on the basis of service and price and is necessary in many industries operating in the United States. Customers generally choose truck transportation over other surface transportation modes due to the industry’s higher levels of reliability, shipment integrity and speed.

The trucking industry includes both private fleets and for-hire’ carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods and, according to the ATA, accounted for approximately $259.6 billion of revenue in 2009. For-hire carriers include both truckload and less-than truckload operations. We primarily operate in the highly fragmented for-hire truckload segment of this market, which according to the ATA generated revenues of approximately $284.8 billion in 2009. Truckload carriers dedicate an entire trailer to one customer from origin to destination and can be further classified by the trailing equipment they use to haul a customer’s freight, such as dry van, temperature-controlled, tank or flatbed.

Our primary source of revenue results from hauling flatbed and dry van freight, which during the year ended December 31, 2010 accounted for $509.0 million, or 84.0% of our revenues. We believe the truckload market offers significant opportunities for expansion by for-hire carriers, such as ourselves, because shippers increasingly are focused on operating within and conserving capital for their core competencies, which often do not include freight transportation. In our intermodal support services, which during the year ended December 31, 2010 accounted for $87.9 million or 14.5% of our revenues, we believe that third party logistics companies, railroads and ocean carriers are increasingly seeking efficiencies gained by using companies with greater service offerings, capacity and geographic coverage than the smaller private operators upon which they have historically relied.

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

•

Variable cost structure. We pay our agents and owner-operators a percentage of the revenue they generate, which gives us flexibility to quickly adjust to increases or decreases in customer demand. Additionally, having a high proportion of variable costs reduces our risks of making fixed payments on under-utilized equipment and personnel and minimizes our exposure to fluctuating equipment values. In 2010, approximately 84.7% of our total operating expenses were variable in nature.

•

Reduced capital expenditures. Limiting our investment in tractors and trailers reduces our capital needs and allows us to grow organically using relatively small amounts of cash. This allows us to conserve our financial resources to fund our expansion strategy, including acquisitions. Our operating revenues have grown from $213.3 million in 2001 to $605.9 million in 2010, reaching a maximum level of $759.5 million in 2008, while we have spent an aggregate of $104.8 million on capital expenditures over the same period of time, excluding property and equipment acquired in connection with the acquisitions of businesses.

•

Higher financial returns. Given similar operating performance, we believe that our low fixed costs and capital expenditure requirements will produce higher returns on our assets than many of our asset-based competitors. We manage our business with a view toward enhancing these returns. In 2010, we achieved a 4.7% return on average assets, excluding gains on the sales of marketable securities.

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

Growth Strategy

We believe that our flexible business model offers us substantial opportunities to grow. By continuing to implement our strategy, we believe that we can continue to increase our revenues and profitability, while generating a higher return on assets than many of our asset-based competitors. The key elements of our strategy are as follows:

•

Grow our brokerage operations. Our brokerage services have grown substantially, expanding to $148.0 million in operating revenues in 2010 from $25.7 million in 2001, a compound annual growth rate of 21.5%. In 2010, brokerage services accounted for 24.4% of our operating revenues. We encourage our agents to generate shipping contracts above the levels that can be accommodated by our owner-operators and provide the training and management information systems that enable our agents to broker these contracts to third party carriers. We intend to continue to grow this business both organically and through investments in management information systems and strategic acquisitions.

•

Make strategic acquisitions. Acquisitions have been an important part of our growth and we continually evaluate strategic acquisition opportunities. Our acquisition plan is to focus on targets that are primarily non-asset based, but we also will consider companies that derive a portion of their business from asset-based operations. Our predecessor began operations in 1981 when Universal Am-Can Ltd. was formed as an owner-operator and agent based carrier. Since then, we have successfully integrated 25 acquisitions, 22 of which we have consummated between October 2000 and December 2010. During each of the years ended December 31, 2010, 2009, and 2008 acquisition revenues totaled 10.3%, 4.2% and 5.1%, respectively, of our total revenue in each year. Our current growth is highly dependent upon being able to continue to make strategic acquisitions. Our operational integration strategy is to centralize administrative functions of acquired businesses at our headquarters, while maintaining the localized operations of the acquired businesses and maintaining the target’s network of agents and owner-operators. We believe that allowing most of our acquired businesses to continue to operate under their pre-acquisition names, in their original regions and with the same agents and owner-operators enables us to maintain the loyalty of the agents and owner-operators and continue pre-existing customer relationships.

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

•

Expand our intermodal support services. Our intermodal support services have grown from $28.9 million in operating revenues in 2001 to $87.9 million in 2010, a compound annual growth rate of 13.2%. We intend to continue the growth of this business by expanding our service offerings, acquiring or renting additional intermodal facilities and also expanding our network of intermodal agents. We will evaluate future intermodal facility sites based on regional and international shipping volumes and market saturation. We currently operate eight full service container yards located in the mid-western and south-western United States and own over 475 chassis. Our facilities provide container and chassis inventory systems, full service repair facilities, and overhead lift capabilities. U.S. Customs has approved our Dearborn, Michigan facility as a container freight station. With the assistance of our container and chassis management services, we are able to offer steamship companies a neutral facility to store, repair, and track their equipment for future use. At our container freight station in Michigan, we can transfer bonded freight between overseas containers and other equipment for delivery to its final destination. We believe that providing container and chassis management as well as bonded customs services will allow us the opportunity to provide additional services for these customers.

Our Operations

We conduct our operations through our eleven wholly owned operating subsidiaries under the brand names Universal Am-Can, Ltd., Mason & Dixon Lines, Inc., Economy Transport, Inc., Louisiana Transportation Inc., Mason Dixon Intermodal, Inc., Great American Lines, Inc., CrossRoad Carriers Inc., NYP of Michigan, Inc., Universal Logistics, Inc., D. Kratt International, and Cavalry Transportation, LLC.

We broadly group our services into the following three categories: truckload services, brokerage services and intermodal support services.

•

Truckload. Our truckload operations represented approximately $370.1 million, or 61.1%, of our operating revenues in 2010. We transport a wide variety of general commodities, including machinery, building materials, paper, food, consumer goods, automotive parts, furniture, steel and other metals on behalf of customers in various industries.

•

Brokerage. Our brokerage operations represented approximately $148.0 million, or 24.4%, of our operating revenues in 2010. We primarily broker freight to third party transportation providers through our agent network at times when we generate more freight business than we can service with our available owner-operators. These transportation providers may include competing truckload carriers or, occasionally, shipper-owned and operated private motor carrier transport fleets with excess capacity. We also offer full service international freight forwarding and customs house brokerage services as well as third-party logistic services.

•

Intermodal support services. Our intermodal support services represented $87.9 million or 14.5% of our operating revenues in 2010. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer and drayage services.

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

Agents

Our agents provide the primary interaction with our shippers. Approximately 72.9% of the freight we hauled in 2010 was solicited and controlled by our agents, with the remaining 27.1% generated by company-managed terminals and full service freight forwarding and customs house brokerage offices. Of our approximately 660 agents, 401 generated more than $100,000 of operating revenues and 119 generated more than $1.0 million of operating revenues, in 2010. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

We believe that our commission schedule, prompt payment practices, industry reputation, financial stability, back-office support and national freight network are attractive to agents and we have grown from 209 agents who generated more than $100,000 of operating revenues in 2000 to 401 who generated more than $100,000 of operating revenues in 2010. Our top 100 agents in 2010 generated 49.5% of our annual operating revenues. We generally pay our full-service agents a commission of 8% of revenue generated, excluding fuel surcharges. While we have signed agreements with most of our newer agents, we rely on verbal agreements with most of our long-term agents. We believe that very few of our agents work exclusively with us. The loss of any large-volume agent or a significant decrease in volume from one of these agents could have a materially adverse effect on our results of operations.

Owner-Operators

Owner-operators are individuals who own, operate and maintain one or more tractors that they either provide drivers for, or drive themselves. Our owner-operators provide us with approximately 2,800 tractors, which represent substantially all of the tractors used in our business. Owner-operators also may own trailers that they provide to us in addition to their tractor and driving services. Our owner-operators provide approximately 3,000 trailers, which represent over 50% of the trailers we use in our business. Owner-operators are responsible for all expenses of owning and operating their equipment, including the wages and benefits paid to any drivers, fuel, physical damage insurance, maintenance, fuel taxes, highway use taxes and debt service.

We believe that our commission schedule, prompt payment practices, financial stability, back-office support and national freight network are attractive to owner-operators. The number of tractors provided by our owner-operators has grown from 2,266 at December 31, 2001 to 2,839 at December 31, 2010, a compound annual growth rate of 2.5%. We generally pay our owner-operators a commission of 75% of the revenue generated from the freight they haul, if both a tractor and trailer are supplied. We generally also pass on 100% of any fuel surcharges we receive and a portion of other accessorial charges (at the commission rate) to our owner-operators. Most owner-operators are recruited directly by our agents. All owner-operators enter into standard, short-term written contracts with one of our operating subsidiaries that can be terminated by either party on short notice.

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

Customers

We provide our truckload, brokerage and intermodal support services throughout the United States and in the Canadian provinces of Ontario and Quebec to a wide variety of shippers, including a number of Fortune 500 and multi-national companies across a wide variety of industries. Our largest concentration of customers comes from the steel, automotive and alternative energy industries geographically located throughout the United States. In addition, a significant portion of our revenue results from our providing capacity to other transportation companies who aggregate loads from a variety of shippers in these and other industries. No single customer has accounted for more than 5% of our operating revenues in 2008, 2009 or 2010, and the aggregate operating revenues generated by our top ten customers did not account for more than 18% of our operating revenues in any such year. We believe the diversity of our customers and their industries lessens the impact of business cycles affecting any one company or industry.

Revenue Equipment

We offer our customers a wide range of transportation services by utilizing a diverse fleet of trailing equipment provided by us and our owner-operators. At December 31, 2010, our owner-operators provided us with approximately 2,800 tractors and 3,000 trailers. At December 31, 2010, the Company owned approximately 115 tractors, 1,750 trailers, 475 chassis and operated 13 leased tractors with company drivers.

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

In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, the FMCSA adopted the final hours-of-service (HOS) provisions of its December 2007 Interim Final Ruling (IFR), which allows commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hour workday and mandates at least 10 consecutive off-duty hours between workdays. The ruling also allows drivers to continue to restart their calculations of weekly on-duty time limits after having at least 34 consecutive hours off-duty. Advocacy groups continued to challenge HOS regulations and on October 27, 2009, the FMCSA announced that it will “completely rewrite” the 2008 regulations. In December 2010, the FMCSA published proposed HOS rules, which comply with a court imposed settlement agreement that would require publication of the final rules by July 2011. The proposed rules include changes to the 34-hour restart, a mandatory 1 hour break during the work day, and the completion of all work within 14 hours. Although no decision has been made, the Company believes that the FMCSA also favors a 10-hour driving limit, which would yield a loss of 1-hour of service from current standards.

In December 2010, the FMCSA also initiated its Compliance Safety Accountability (CSA) initiative (formerly Comprehensive Safety Analysis 2010). The CSA system fundamentally changes the safety evaluation process for all motor carriers and includes a scope of enforcement to the driver level (in our case the owner-operator) to make driver safety performance history more transparent to law enforcement and motor carriers. The Company believes the intent is to improve regulatory oversight of motor carriers and drivers.

We are also preparing for an anticipated change in the manner in which commercial drivers will be required to document their HOS. In April 2010, the FMCSA published a regulation that will require interstate carriers with documented patterns of HOS violations to install electronic on-board recorders (EOBR) in their vehicles. EOBR’s are devices attached to the vehicle that automatically record the number of hours a driver spends operating the vehicle. The current system is a manual log system. In January 2011, the FMCSA proposed to expand this requirement to all motor carriers. It is expected that a final rule will be published in June 2012, and motor carriers will have 3 years to comply with the mandate.

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

Employees

At December 31, 2010, we employed 714 individuals. None of our employees is represented by a collective bargaining unit. We believe that our employee relations are good.

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

ITEM 1A: RISK FACTORS

We primarily rely on owner-operators to provide transportation services to our customers. Continued reliance primarily on owner-operators, as well as reductions in our pool of available driver candidates could limit our growth.

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

In recent years, these factors have caused many owner-operators to join company-owned fleets or to exit the industry entirely. As a result of the smaller available pool of qualified owner-operators, the already strong competition among carriers for their services has intensified. Due to the difficult operating environment and intense competition, turnover among owner-operators in the trucking industry is high. In 2010, turnover among our owner-operators was approximately 84%. Additionally, our agreements with our owner-operators are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified owner-operators to replace those who have left our fleet. We are also preparing for the FMCSA to change the carrier review, safety measurement and enforcement standards to a new system known as Comprehensive Safety Analysis 2010 (CSA 2010). The CSA 2010 system changes the safety evaluation process for all motor carriers and includes a scope of enforcement to the driver level (in our case the owner-operator) to make driver safety performance history more transparent to law enforcement and motor carriers. If we are unable to retain our existing owner-operators or recruit new owner-operators, it could have a materially adverse effect on our business and results of operations.

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

We compete with other trucking companies that utilize agent networks both to recruit quality agents and for the business that they generate, which typically involves both competition with respect to the freight rates that we charge shippers and the compensation paid to the agents. There can be no assurance that we will be able to retain our agents or that our agents will continue to refer to us the amount of business that they have in the past. In 2010, 119 of our agents generated more than $1.0 million in operating revenues each and our five largest revenue-producing agents generated an aggregate of approximately 8.6% of our operating revenues. If we were to lose the service of an agent or agents responsible for a significant portion of our operating revenues or if any such agent or agents were to significantly reduce the volume of business that they refer to us, it would have a materially adverse effect on our operating revenues and results of operations. Further, if we were required to increase the compensation we pay to agents in order to retain, or maintain business volumes with them, our operating results would be adversely affected to the extent that we could not pass these increased costs on to our customers.

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

Our owner-operators bear the costs of operating their tractors, including the cost of fuel and fuel taxes. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. For example, average weekly diesel fuel prices ranged from $3.00 per gallon to $3.29 per gallon in the fourth quarter 2010, compared with $2.58 per gallon to $2.73 per gallon in the fourth quarter of 2009. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. These arrangements will not fully protect our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. Our owner-operators also may seek higher compensation from us in the form of higher commissions, which could have a materially adverse effect on our results of operations. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our business and results of operations.

We may not be able to successfully execute our acquisition strategy, which could cause our business and future growth prospects to suffer.

One component of our growth strategy is to pursue strategic acquisitions of truckload and other transportation companies that meet our acquisition criteria. During each of the years ended December 31, 2010, 2009, and 2008 acquisition revenues totaled 10.3%, 4.2% and 5.1%, respectively, of our total revenue in each year. Our current growth is highly dependent upon being able to continue to make strategic acquisitions. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable. In pursuing acquisitions, we compete with other companies, many of which may have greater resources than we do. If we are unable to secure sufficient funding for potential acquisitions, we may not be able to complete strategic acquisitions that we otherwise find desirable. Further, if we succeed in consummating strategic acquisitions, our business, financial condition and results of operations may be negatively affected because:

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

We operate in a highly regulated industry and increased costs of compliance with, liability for violation of, or changes in, existing or future regulations could have a materially adverse effect on our business and our ability to retain or recruit owner-operators.

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

In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, the FMCSA adopted the final hours-of-service (HOS) provisions of its December 2007 Interim Final Ruling (IFR), which allows commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hour workday and mandates at least 10 consecutive off-duty hours between workdays. The ruling also allows drivers to continue to restart their calculations of weekly on-duty time limits after having at least 34 consecutive hours off-duty. Advocacy groups continued to challenge HOS regulations and on October 27, 2009, the FMCSA announced that it will “completely rewrite” the 2008 regulations. In December 2010, the FMCSA published proposed HOS rules, which comply with a court imposed settlement agreement that would require publication of the final rules by July 2011. The proposed rules include changes to the 34-hour restart, a mandatory 1 hour break during the work day, and the completion of all work within 14 hours. Although no decision has been made, the Company believes that the FMCSA also favors a 10-hour driving limit, which would yield a loss of 1-hour of service from current standards.

In December 2010, the FMCSA also initiated its Compliance Safety Accountability (CSA) initiative (formerly Comprehensive Safety Analysis 2010). The CSA system fundamentally changes the safety evaluation process for all motor carriers and includes a scope of enforcement to the driver level (in our case the owner-operator) to make driver safety performance history more transparent to law enforcement and motor carriers. The Company believes the intent is to improve regulatory oversight of motor carriers and drivers.

We are also preparing for an anticipated change in the manner in which commercial drivers will be required to document their HOS. In April 2010, the FMCSA published a regulation that will require interstate carriers with documented patterns of HOS violations to install electronic on-board recorders (EOBR) in their vehicles. EBOR’s are devices attached to the vehicle that automatically record the number of hours a driver spends operating the vehicle. The current system is a manual log system. In January 2011, the FMCSA proposed to expand this requirement to all motor carriers. It is expected that a final rule will be published in June 2012, and motor carriers will have 3 years to comply with the mandate.

Advocacy groups may continue to challenge the final rulings of the FMCSA, and we are unable to predict how a court may rule on such challenges. We will continue to monitor the actions of the FMCSA.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, recent acts such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, as well as anticipated rules subsequently implemented by the SEC and the NASDAQ National Market, have required changes in corporate governance practices of public companies. We expect new rules and regulations to continuously increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are continuously evaluating and monitoring developments with respect to these new laws, rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. The costs of compliance or our failure to comply with these laws, rules and regulations could adversely affect our reputation, financial condition, results of operation and the price of our common stock.

We may be required to write down goodwill and other intangible assets, causing our financial condition and results to be negatively impacted.

When we acquire a business, a portion of the purchase price is allocated to goodwill and other identifiable intangible assets. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. At December 31, 2010, our goodwill and other identifiable intangible assets were approximately $29.2 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment as of the last day of our 2nd fiscal quarter. During the third quarter of 2010 we completed our impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2010. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our financial results.

We may be subject to additional impairment charges due to further declines in the fair value of our equity securities.

As of December 31, 2010, we held equity securities with a fair value of $15.0 million as short term investments. Holding equity securities subjects us to fluctuations in the market value of our investment portfolio based on current market prices. Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge is included in the determination of net income. During 2009, the Company recorded pre-tax other-than-temporary impairment charges of $1.3 million for marketable equity securities classified as available-for-sale. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

Any disputes that arise between us and CenTra, an entity controlled by our majority shareholders, with respect to our past and ongoing relationships could harm our business operations.

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

ITEM 1B: UNRESOLVED SECURITIES & EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan. We own our corporate administrative offices, as well as terminal yards in the following locations: Dearborn, Michigan; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Cleveland, Ohio; Gary, Indiana; Millwood, West Virginia; Dallas, Texas; South Kearny, New Jersey; Garden City, Georgia and Memphis, Tennessee; offices in Tampa, Florida; Houston, Texas and a condominium in Monroeville, Pennsylvania. As of December 31, 2010, our subsidiaries also leased 47 office, terminal and yard facilities in various cities and states. The leased facilities are generally leased on a month-to-month basis and 13 of these facilities are leased from affiliates of CenTra, an entity controlled by our majority shareholders. We believe that all of the properties we lease from affiliates of our majority shareholders are leased at market rates. We believe that all of the properties leased by us are suitable for their purposes and adequate to meet our needs.

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

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “UACL”. Our common stock began trading on February 11, 2005, the date of our initial public offering. Prior to such date, there was no public market for our common stock. The following table shows the reported high and low sales prices of our common stock for the periods indicated.

	2010		2009
Fiscal Period	High	Low	High	Low
First Quarter	$18.85	$15.39	$15.63	$10.51
Second Quarter	$19.19	$13.57	$18.94	$12.13
Third Quarter	$15.66	$13.25	$17.45	$14.00
Fourth Quarter	$16.00	$14.07	$18.58	$15.17

The reported last sale price per share of the Common Stock as quoted through the NASDAQ Global Select Market on March 1, 2011 was $15.90 per share. The number of shareholders of record on March 1, 2011, was 4. However, we estimate that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

Historically, we have not paid dividends and no dividends or distributions on our common stock were paid during 2007, 2008 or 2010. However, on February 25, 2009, the Board of Directors declared a special one-time cash dividend of $1.00 per common share payable to stockholders of record on March 7, 2009. As a result of the special dividend, a total of approximately $16.0 million was paid on our 16.0 million common shares outstanding. We currently intend to retain any future earnings to finance the growth, development and expansion of our business and do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

Limitations on our ability to pay dividends are described under the section captioned “Liquidity and Capital Resources—Unsecured Line of Credit” in Item 7 of this Form 10-K.

Equity Compensation Plan Information

We maintain one stock incentive plan, the 2004 Stock Incentive Plan. In December 2004, our Board of Directors approved, effective upon completion of our initial public offering, the issuance of 260,000 stock options to employees under such plan. These options were issued on February 11, 2005. Through December 31, 2010, 4,983 of these options were exercised and 67,517 were forfeited. For more information on the 2004 Stock Incentive Plan, see Note 14 to the Consolidated Financial Statements, included in Item 8 of this report. The following table presents information related to securities authorized for issuance under this plan at December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	187,500	$22.50	240,000

Total	187,500	$22.50	240,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding the Company’s purchases of its Common Stock during the period from October 3, 2010 to December 31, 2010, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
October 2, 2010			245,900	554,100
Oct. 3, 2010 – Oct. 30, 2010	49,200	$14.75	295,100	504,900
Oct. 31, 2010 – Nov. 27, 2010	66,400	14.66	361,500	438,500
Nov. 28, 2010 – Dec. 31, 2010	93,500	15.08	455,000	345,000

Total	209,100	$14.87	455,000	345,000

On November 6, 2007, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market. No specific expiration date has been assigned to the authorization.

Performance Graph

The graph below compares the cumulative 5-year total return provided to shareholders on Universal Truckload Services, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2005 and its relative performance is tracked through 12/31/2010.

	12/05	12/06	12/07	12/08	12/09	12/10
Universal Truckload Services, Inc.	100.00	103.26	83.30	61.57	85.17	74.91
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Transportation	100.00	111.57	117.39	88.90	91.15	117.01

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented. The selected historical balance sheet data at December 31, 2010, 2009, 2008, 2007 and 2006 and the selected historical statement of income data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The following financial and operating data may not be indicative of our future performance.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$605,943	$503,230	$759,517	$680,359	$641,627
Operating expenses:
Purchased transportation	461,041	378,008	592,982	520,064	491,840
Commissions expense	38,805	33,953	47,333	45,081	40,360
Other operating expense	13,276	10,316	9,510	9,429	8,642
Selling, general and administrative	49,253	44,232	52,036	48,418	46,137
Insurance and claims	17,205	17,348	21,388	21,178	15,828
Depreciation and amortization	10,996	10,354	9,638	8,163	5,730

Total operating expenses	590,576	494,211	732,887	652,333	608,537

Income from operations	15,367	9,019	26,630	28,026	33,090
Interest and other non-operating expense (income), net	(6,089)	999	2,375	(944)	(1,043)

Income before provision for income taxes	21,456	8,020	24,255	28,970	34,133
Provision for income taxes	8,712	3,120	9,369	11,134	13,124

Net income	$12,744	$4,900	$14,886	$17,836	$21,009

Earnings per common share:
Basic	$0.80	$0.31	$0.93	$1.11	$1.30
Diluted	$0.80	$0.31	0.93	1.11	1.30
Weighted average number of common shares outstanding:
Basic	15,917	15,982	16,073	16,115	16,118
Diluted	15,917	15,982	16,077	16,122	16,159
Cash dividends per common share	$—	$1.00	$—	$—	$—

Balance Sheet Data ( end of year):
Cash and cash equivalents	$6,261	$953	$28,767	$5,416	$5,008
Total assets	212,048	201,611	211,547	207,188	190,900
Line of credit and long-term debt, including current portion	90	730	820	910	1,000
Total shareholders’ equity	164,211	154,425	164,477	151,442	134,453

Other Financial Data (unaudited):
Pretax margin	3.6%	1.6%	3.2%	4.3%	5.3%
EBITDA (1)	$32,332	$18,640	$33,881	$36,811	$39,509
Capital expenditures (2)	$10,256	$22,262	$10,108	$14,774	$15,530
Return on average assets (3)	6.2%	2.4%	7.1%	9.0%	12.0%

Operating Data (unaudited):
Number of agents (4)	401	397	409	425	395
Average number of tractors provided by owner-operators	3,111	3,387	3,618	3,776	3,420
Number of employees	714	630	649	642	644
Operating revenues per loaded mile (5)	$2.47	$2.19	$2.74	$2.34	$2.36
Operating revenues per load (5)	$1,075	$1,007	$1,175	$1,031	$1,032
Average length of haul (in miles) (5)	435	460	429	439	437
Number of loads (5)	450,877	414,822	531,716	529,497	492,305

(1)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. Management believes that the presentation of EBITDA included in this Form 10-K provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Although management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business. EBITDA is not measured under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. Investors also should note that our presentation of EBITDA may not be comparable to similarly titled measures used by other companies.

EBITDA is calculated in the following manner for each of the periods presented:

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Net income	$12,744	$4,900	$14,886	$17,836	$21,009
Add (subtract):
Interest (income) expense, net	(120)	266	(12)	(322)	(354)
Provision for income taxes	8,712	3,120	9,369	11,134	13,124
Depreciation and amortization	10,996	10,354	9,638	8,163	5,730

EBITDA	$32,332	$18,640	$33,881	$36,811	$39,509

(2)	Excludes property and equipment acquired in connection with the acquisition of businesses in each period as follows: $117 thousand in 2010, $675 thousand in 2009, $1.2 million in 2008 and $3.8 million in 2006.
(3)	Net income divided by total average assets during the period. Average assets are the sum of our total assets at the end of the fiscal year and our total assets at the end of the prior fiscal year divided by two.
(4)	Includes only those agents who generated at least $100,000 in operating revenues during the period indicated.
(5)	Includes fuel surcharges and excludes operating data from our intermodal support services and the operating results of CrossRoad Carriers, D. Kratt International, and Cavalry Transportation in order to improve the relevance of the statistical data related to our truckload and brokerage services and improve the comparability to our peer companies.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our owner-operators provided us with approximately 2,800 tractors and approximately 3,000 trailers, which represented substantially all of the tractors and over 50% of the trailers used in our business. Our use of agents and owner-operators reduces our need to provide terminals and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. In 2010, approximately 84.7% of our total operating expenses were variable in nature. Our capital expenditures for 2010 were $10.3 million and our return on average assets was 6.2%.

Over the past nine years, our operating revenues have increased to $605.9 million in 2010, reaching a maximum level of $759.5 million in 2008, from $213.3 million in 2001, a compounded annual growth rate of 12.3%. We have achieved this growth through a mixture of organic growth and acquisitions. We expect to continue to make strategic acquisitions of companies that complement our asset light business model, as well as companies that derive a portion of their revenues from asset based operations. We believe that our willingness to expand our business to include a portion of asset based operations will expand the universe of potential acquisition targets, as most companies that we consider acquiring use a combination of asset based and non-asset based operations. We also intend to continue our organic growth, primarily by recruiting new agents and increasing the productivity of our existing agents. We believe that increasing our agent network is critical to our ability to penetrate new shipping markets and also to expand our network of owner-operators.

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

In December 2009, we acquired D. Kratt International, Inc., or D. Kratt, through a Stock Purchase Agreement for approximately $2.0 million. Included in the estimated purchase price is approximately $546,000 of additional consideration estimated to be paid the former owner of D. Kratt based on a percentage of revenues generated through December 2012. D. Kratt is a full service international freight forwarding and customs house brokerage firm based in Chicago, IL. D. Kratt also provides extensive domestic and international logistics and warehousing functions, as well as comprehensive documentary and cargo insurance services. D. Kratt operates as part of Universal Logistics, Inc.

In January 2010, we acquired Cavalry Transportation, LLC and Cavalry Logistics, LLC, or Cavalry, based in Nashville, Tennessee, through a Membership Interest Purchase Agreement for $2,688,000. Cavalry offers fully integrated transportation resources designed to maximize value for its customers through logistic solutions in intermodal, truckload, and less-than-truckload transportation options. Cavalry operates as a wholly-owned subsidiary of Universal Truckload Services, Inc.

In January 2010, we acquired certain assets of TSD Transportation L.P., or TSD, based in Texarkana, Texas, through a Limited Asset Purchase Agreement for $684,000. Included in the estimated purchase price is approximately $434,000 of additional consideration estimated to be paid to the former owners of TSD based on a percentage of revenues generated through December 31, 2011. TSD operates as part of Louisiana Transportation, Inc.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008, presented as a percentage of operating revenues:

	Year Ended December 31,
	2010	2009	2008
Operating revenues	100%	100%	100%
Operating expenses:
Purchased transportation	76.1	75.1	78.1
Commissions expense	6.4	6.7	6.2
Other operating expenses	2.2	2.0	1.3
Selling, general and administrative	8.1	8.8	6.9
Insurance and claims	2.8	3.4	2.8
Depreciation and amortization	1.8	2.1	1.3

Total operating expenses	97.5	98.2	96.5

Income from operations	2.5	1.8	3.5
Interest and other non-operating income (expense), net	1.0	(0.2)	(0.3)

Income before provision for income taxes	3.5	1.6	3.2
Provision for income taxes	1.4	0.6	1.2

Net income	2.1%	1.0%	2.0%

2010 Compared to 2009

Operating revenues. Operating revenues increased by $102.7 million, or 20.4%, to $605.9 million for 2010 from $503.2 for 2009. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload and intermodal operations, an increase in our brokerage operations attributable to our acquisitions made since the third quarter of 2009, an increase in our operating revenue per loaded mile, and an increase in fuel surcharges. The increase in the number of loads in our truckload operations is primarily attributable to our acquisitions made since the third quarter of 2009, and the increase in the number of loads in our intermodal operations is attributable to organic growth. The number of loads from our combined truckload and intermodal operations was 639,000 for 2010 compared to 569,000 for 2009. Included in operating revenues are fuel surcharges of $54.2 million for 2010 compared to $35.9 million for 2009. For 2010, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.25 from $2.04 for 2009. Included in operating revenue is approximately $62.4 million of revenue attributable to acquisitions made since the third quarter of 2009, which consists of $31.6 million in truckload operations and $30.8 million in brokerage operations. Excluding the effects of acquisitions made since the third quarter of 2009, revenue from our truckload operations increased by $24.9 million, or 7.9%, to $338.5 million for 2010 from $313.6 million for 2009. Excluding the effects of acquisitions made since the third quarter of 2009, revenue from our brokerage operations increased by $4.2 million, or 3.7%, to $117.1 million for 2010 compared to $112.9 million for 2009. Revenue from our intermodal support services increased by $11.2 million, or 14.5%, to $87.9 million for 2010 from $76.7 million for 2009.

Purchased transportation. Purchased transportation expense for 2010 increased by $83.0 million, or 22.0%, to $461.0 million from $378.0 million for 2009. As a percentage of operating revenues, purchased transportation expense increased to 76.1% for 2010 from 75.1% for 2009. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators, and a higher cost of transportation in our brokerage business.

Commissions expense. Commissions expense for 2010 increased by $4.9 million, or 14.3%, to $38.8 million from $33.9 million for 2009. As a percentage of operating revenues, commissions expense decreased to 6.4% for 2010 compared to 6.7% for 2009. The absolute increase was primarily due to the increase in our operating revenues. Commissions expense generally increases or decreases in proportion to the revenues. As a percentage of revenues, the decrease in commissions expense is due to an increase in fuel surcharges, which are passed on through to our owner-operators, and as such, no commission is paid, and an increase in revenues generated by our company managed locations.

Other operating expense. Other operating expense increased by $3.0 million, or 28.7%, to $13.3 million for 2010 from $10.3 million for 2009. As a percentage of operating revenues, other operating expense increased to 2.2% for 2010 from 2.0% for 2009. The absolute increase was primarily due to an increase in repairs and maintenance cost of $2.6 million primarily on company owned equipment, an increase property tax and other operating expenses of $0.7 million, and an increase licensing and permit costs of $0.4 million, associated with an increase in operating revenues. These increases were partially offset by decreases in highway use and fuel tax, and IRP plate expenses of $0.7 million.

Selling, general and administrative. Selling, general and administrative expense for 2010 increased by $5.0 million, or 11.4%, to $49.2 million from $44.2 million for 2009. As a percentage of operating revenues, selling, general and administrative expense decreased to 8.1% for 2010 compared to 8.8% for 2009. The absolute increase was primarily the result of increases in salaries and wage expense of $4.4 million, travel and entertainment costs of $0.6 million, legal and professional fees of $0.4 million, our provision for uncollectible agent loans of $0.3 million, and other selling, general, and administrative costs of $0.6 million. These increases are primarily due to the additional costs incurred in connection with the acquisitions made since the third quarter of 2009. These increases were partially offset by decreases in our bad debt expense of $0.9 million and facility related costs of $0.4 million.

Insurance and claims. Insurance and claims expense for 2010 decreased by $0.1 million, or 0.8%, to $17.2 million from $17.3 million for 2009. As a percentage of operating revenues, insurance and claims decreased to 2.8% for 2010 from 3.4% for 2009. The absolute decrease is the result of decreases in our cargo claims expense of $1.5 million and other contractor insurance and safety costs of $0.1 million. These decreases were partially offset by a $1.5 million increase in our auto liability insurance premiums and claims expense.

Depreciation and amortization. Depreciation and amortization for 2010 increased by $0.6 million, or 6.2%, to $11.0 million from $10.4 million for 2009. As a percent of operating revenues, depreciation and amortization decreased to 1.8% for 2010 from 2.1% for 2009. The absolute increase is primarily the result of additional depreciation on our capital expenditures made throughout 2010, and the additional amortization with respect to intangible assets resulting from the acquisitions made since the third quarter of 2009.

Interest expense, net. Net interest income for 2010 was $0.1 million compared to net interest expense of $0.3 million for 2009. The increase is primarily the result of 2009 including an assessment of interest expense in connection with the settlement of a fuel tax audit.

Other non-operating income (expense). Other non-operating income for 2010 was $6.0 million compared to other non-operating expense of $0.7 million for 2009. Included in other non-operating income in 2010 were $5.4 million in pre-tax gains on the sale of marketable equity securities compared to $1.3 million of pre-tax charges for other-than-temporary impairments of marketable equity securities classified as available-for-sale in other non-operating expense in 2009.

Provision for income taxes. Provision for income taxes for 2010 was $8.7 million compared to $3.1 million for 2009. The increase was primarily attributable to the increase in our taxable income and an increase in our effective income tax rate. The effective income tax rates for 2010 and 2009 were 40.6% and 38.9%, respectively, based upon our income before provision for income taxes. The increase in our effective tax rate is due to prior period adjustments to our state income taxes.

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

Commissions expense. Commissions expense for 2009 decreased by $13.4 million, or 28.3%, to $33.9 million from $47.3 million for 2008. As a percentage of operating revenues, commissions expense increased to 6.7% for 2009 compared to 6.2% for 2008. The absolute decrease was primarily due to the decrease in our operating revenues. As a percentage of revenues, commissions expense increased primarily due to $65.3 million of the decrease in operating revenues being attributable to a decrease in fuel surcharges, which are passed on through to our owner-operators, and as such, no commission is paid.

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

In 2010, we have made capital expenditures totaling $10.3 million. These expenditures primarily consisted of land and improvements, tractors and trailers, and computer equipment.

In 2011, exclusive of acquisitions, we expect to incur capital expenditures of $1.6 million to $2.2 million relating to real property acquisitions and improvements to our existing facilities and terminal yards. We also expect to incur capital expenditures of $9.5 million to $10.6 million for tractors, trailers, containers, and other equipment.

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

Unsecured Line of Credit

On October 28, 2010, the Company and KeyBank National Association, or KeyBank, entered into an Amended and Restated Loan Agreement and Promissory Note, collectively referred to as the Agreement, for the period October 25, 2010 to October 24, 2011, thereby replacing the previous loan agreements. Under the Agreement with KeyBank, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.26% at December 31, 2010). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2010, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at December 31, 2010, and there were $1,300,000 letters of credit issued against the line.

Discussion of Cash Flows

At December 31, 2010, we had cash and cash equivalents of $6.3 million compared to $1.0 million at December 31, 2009. The increase in cash and cash equivalents of $5.3 million in 2010 resulted from $12.5 million in cash provided by operating activities partially offset by $1.7 million of in cash used in investing activities and $5.5 million in cash used in financing activities.

The $12.5 million in cash provided by operations was primarily attributed to $12.7 million of net income adjusted for $11.0 million of non-cash charges for depreciation and amortization, $5.4 million of gains on the sales of marketable securities, $1.2 million of non-cash charges for provisions for doubtful accounts, $0.7 million in changes in deferred income taxes, and an increase in the working capital position of the Company of $6.5 million. The increase in the working capital position is primarily the result of an increase in accounts receivable due to increased sales, which was partially offset by a decrease in prepaid expenses and other assets and an increase in accounts payable and other current liabilities.

The $1.7 million in net cash used in investing activities in 2010 consisted of $10.3 million of capital expenditures, $2.6 million in purchases of marketable securities, and $0.4 million for the acquisition of businesses, partially offset by $11.4 million in proceeds from the sales of marketable securities and $0.4 million in proceeds on the sale of property and equipment. In 2009, the Company made $2.7 million in advances for the acquisitions of businesses.

The $5.5 million in cash used in financing activities in 2010 consisted of $0.5 million in repayments on our loan from Cuyahoga County, $0.4 for the payments of earnout obligations on acquisitions, and $4.6 million for purchases of treasury stock under our stock repurchase plan.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Payments due by period
Contractual Obligations		Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Short-term debt	$90	$90	$—	$—	$—
Operating Lease Obligations	1,423	654	757	12	—

Total	$1,513	$744	$757	$12	$—

The short-term debt represents the un-forgiven amount due under the loan from the County of Cuyahoga, Ohio, to be forgiven provided the Company meets the conditions for forgiveness at the next measurement period and is included in other current liabilities. As of December 31, 2010, the total amount of gross unrecognized tax benefits was $632,000. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities.

Off-Balance Sheet Arrangements

None.

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

As of December 31, 2010, we did not have any reserves for workers’ compensation or general liability claims. We do establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition and results of operations.

Valuation of Long-Lived Asset, including Goodwill and Intangible Assets

We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment as of the last day of our 2nd fiscal quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The goodwill impairment test is a two-step test. Under the first step, we compare the fair value of each of the Company’s reporting units with goodwill to their related carrying values. If the fair value of a reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions. The Company estimates the fair value of its reporting units utilizing the income approach through the application of a discounted cash flow analysis. Key assumptions used to determine the fair value of each reporting unit are: (a) future expected cash flows; (b) estimated residual growth rates; and (c) discount rates, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital. Additionally, the Company considers its market capitalization in comparison to the fair value of its reporting units. During the third quarter of 2010, we completed our goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded the carrying value of its net assets. Accordingly, no impairment loss was recognized.

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

Other-than-temporary Impairments

Periodically, we review all available-for-sale securities for other-than-temporary impairment. An impairment that is an other-than-temporary impairment is a decline in the fair value of a security below its cost basis attributable to factors that indicate the cost basis in the security may not be recoverable in the near term. The determination of an other-than-temporary impairment is a subjective process, and requires judgment and assumptions that could affect the timing of loss realization. We consider several factors including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities for a sufficient period of time to allow for a recovery. If, in our judgment, the impairment is determined to be other-than-temporary, the cost basis of the security is written down to the then-current market value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. Gross unrealized holding losses of $0.2 million as of December 31, 2010 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

Recently Issued Accounting Pronouncements Not Currently Effective

See Item 8: Note 1(u) to the Consolidated Financial Statements for discussion of new accounting pronouncements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is affected by changes in interest rates. Our unsecured line of credit with Key Bank bears interest at a floating rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00%. Accordingly, changes in the Prime Rate or LIBOR would affect the interest rate on and therefore our cost under the line of credit. We currently do not have an outstanding balance under our line of credit.

Included in cash and cash equivalents is $59 thousand in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income. Gross unrealized holding losses of $0.2 million as of December 31, 2010 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary. See Part II, Item 8, Note 1(e) of “Notes to Consolidated Financial Statements.”

As of December 31, 2010, the fair value of equity securities was $15.0 million compared to $15.7 million at December 31, 2009. The decrease during 2010 represents sales of securities with $11.4 million in proceeds with $5.4 million in realized gains, which was partially offset by additional purchases of $2.6 million and net unrealized holding gains of $2.7 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.5 million.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited the accompanying consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Truckload Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

The Company has changed its method of accounting for business combinations in 2009 due to the adoption of Financial Accounting Standards Board Statement No. 141R, Business Combinations (included in FASB ASC Topic 805, Business Combinations), as of January 1, 2009.

/s/ KPMG LLP

Detroit, Michigan

March 15, 2011

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

December 31, 2010 and 2009

(In thousands, except share data)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$6,261	$953
Marketable securities	15,041	15,721
Accounts receivable—net of allowance for doubtful accounts of $4,540 and $5,464, respectively	68,833	60,701
Due from CenTra and affiliates	80	—
Prepaid income taxes	1,821	2,310
Prepaid expenses and other	6,488	6,185
Deferred income taxes	2,973	3,754

Total current assets	101,497	89,624

Property and equipment	116,461	108,608
Less accumulated depreciation	(38,255)	(32,362)

Property and equipment—net	78,206	76,246

Goodwill	17,231	14,226
Intangible assets—net of accumulated amortization of $15,803 and $12,393, respectively	11,977	14,564
Other assets	3,137	6,951

Total assets	$212,048	$201,611

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,773	$25,100
Accrued expenses and other current liabilities	18,521	15,028
Due to CenTra and affiliates	—	177

Total current liabilities	42,294	40,305

Long-term liabilities:
Long-term debt	—	730
Deferred income taxes	5,425	5,823
Other long-term liabilities	118	328

Total long-term liabilities	5,543	6,881

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 15,667,483 and 15,980,483 shares outstanding, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury stock, at cost; 455,000 and 142,000 shares, respectively	(6,625)	(2,058)
Retained earnings	72,559	59,815
Accumulated other comprehensive income—unrealized holding gain on available-for-sale securities, net of income taxes of $(1,524) and $(399), respectively	2,241	632

Total shareholders’ equity	164,211	154,425

Total liabilities and shareholders’ equity	$212,048	$201,611

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Income

Years ended December 31, 2010, 2009 and 2008

(In thousands, except per share data)

	2010	2009	2008
Operating revenues:
Truckload, including related party amounts of $130, $2 and $201, respectively	$370,096	$313,573	$438,203
Brokerage	147,970	112,914	208,289
Intermodal	87,877	76,743	113,025

Total operating revenues	605,943	503,230	759,517

Operating expenses:
Purchased transportation, including related party amounts of
$0, $2 and $6,377, respectively	461,041	378,008	592,982
Commissions expense	38,805	33,953	47,333
Other operating expense, including related party amounts of $213, $52 and $28, respectively	13,276	10,316	9,510
Selling, general, and administrative, including related party amounts of $5,266, $4,923 and $3,782, respectively	49,253	44,232	52,036
Insurance and claims, including related party amounts of
$13,884, $11,959 and $15,289, respectively	17,205	17,348	21,388
Depreciation and amortization	10,996	10,354	9,638

Total operating expenses	590,576	494,211	732,887

Income from operations	15,367	9,019	26,630
Interest income	136	90	150
Interest expense	(16)	(356)	(138)
Other non-operating income (expense), net	5,969	(733)	(2,387)

Income before provision for income taxes	21,456	8,020	24,255
Provision for income taxes	8,712	3,120	9,369

Net income	$12,744	$4,900	$14,886

Earnings per common share:
Basic	$0.80	$0.31	$0.93
Diluted	$0.80	$0.31	$0.93
Weighted average number of common shares outstanding:
Basic	15,917	15,982	16,073
Diluted	15,917	15,982	16,077
Dividends paid per common share	$—	$1.00	$—

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$—	$1,258	$3,642
Portion of loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	$—	$1,258	$3,642

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances—January 1, 2008	$16,122	$79,914	$(480)	$56,012	$(126)	$151,442
Comprehensive income
Net income	—	—	—	14,886	—	14,886
Unrealized loss on available for sale investments, net of income taxes of $393	—	—	—	—	(628)	(628)

Total comprehensive income						14,258
Purchases of treasury stock	—	—	(1,223)	—	—	(1,223)

Balances—December 31, 2008	$16,122	$79,914	$(1,703)	$70,898	$(754)	$164,477
Comprehensive income
Net income	—	—	—	4,900	—	4,900
Unrealized gain on available for sale investments, net of income taxes of $(874)	—	—	—	—	1,386	1,386

Total comprehensive income						6,286
Dividends paid ($1.00 per share)	—	—	—	(15,983)	—	(15,983)
Purchases of treasury stock	—	—	(355)	—	—	(355)

Balances—December 31, 2009	$16,122	$79,914	$(2,058)	$59,815	$632	$154,425
Comprehensive income
Net income	—	—	—	12,744	—	12,744
Unrealized gain on available for sale investments, net of income taxes of $(1,125)	—	—	—	—	1,609	1,609

Total comprehensive income						14,353
Purchases of treasury stock	—	—	(4,567)	—	—	(4,567)

Balances—December 31, 2010	$16,122	$79,914	$(6,625)	$72,559	$2,241	$164,211

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$12,744	$4,900	$14,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,996	10,354	9,638
Other-than-temporary impairment of marketable securities	—	1,258	3,642
Gain on sale of marketable equity securities	(5,370)	—	(303)
Loss on disposal of property and equipment	300	266	72
Change in the fair value of acquisition related contingent consideration	(145)	—	—
Provision for doubtful accounts	1,248	2,136	1,483
Deferred income taxes	(740)	1,603	(1,964)
Change in assets and liabilities:
Accounts receivable	(7,706)	7,023	13,493
Prepaid income taxes, prepaid expenses and other assets	1,375	(3,107)	2,031
Accounts payable, accrued expenses and other current liabilities	263	(1,127)	(8,108)
Due to CenTra and affiliates	(257)	142	35
Other long-term liabilities	(210)	(531)	(388)

Net cash provided by operating activities	12,498	22,917	34,517

Cash flows from investing activities:
Capital expenditures	(10,256)	(22,262)	(10,108)
Proceeds from the sale of property and equipment	438	442	419
Purchases of marketable securities	(2,582)	(6,004)	(12,485)
Proceeds from sale of marketable securities	11,364	93	17,278
Payment of earnout obligations related to acquisitions	(232)	(505)	(794)
Advance for acquisition of business	—	(2,658)	—
Acquisitions of businesses	(441)	(3,499)	(4,253)

Net cash used in investing activities	(1,709)	(34,393)	(9,943)

Cash flows from financing activities:
Dividends paid	—	(15,983)	—
Repayment of long-term debt	(550)	—	—
Payment of earnout obligations related to acquisitions	(364)	—	—
Purchases of treasury stock	(4,567)	(355)	(1,223)

Net cash used in financing activities	(5,481)	(16,338)	(1,223)

Net increase (decrease) in cash	5,308	(27,814)	23,351
Cash and cash equivalents – January 1	953	28,767	5,416

Cash and cash equivalents – December 31	$6,261	$953	$28,767

Supplemental cash flow information:
Cash paid for interest	$20	$356	$138

Cash paid for income taxes	$8,978	$4,367	$10,866

Acquisition of businesses:
Fair value of assets acquired, including goodwill	$5,825	$5,058	$4,433
Liabilities assumed	(2,453)	(803)	—
Advances made for acquisitions of businesses in 2009	(2,647)	—	—
Payment of acquisitions obligations	150	—	500
Acquisition obligations	(434)	(756)	(680)

Net cash paid for acquisition of businesses	$441	$3,499	$4,253

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows—Continued

Years ended December 31, 2010, 2009 and 2008

(In thousands)

Non-cash financing transactions (Note 9):

During each of the years ended December 31, 2010, 2009 and 2008, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90,000 as a reduction of the loan and as a reduction of the underlying land improvements.

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Am-Can Ltd., or UACL, The Mason & Dixon Lines, Inc., or MADL, Mason Dixon Intermodal, Inc., or MDII, Economy Transport, Inc., or ECON, Louisiana Transportation, Inc., or LTI, Great American Lines, Inc., or GAML, CrossRoad Carriers, Inc., or CRC, NYP of Michigan, Inc., or NYP, Universal Logistics Solutions, Inc., or ULSI, D. Kratt International, Inc. or D. Kratt, and Cavalry Transportation, LLC, or Cavalry. In 2010, the Company completed two acquisitions. The activities of the acquired companies are included from the date of acquisition through December 31, 2010 (see Note 2). All significant intercompany accounts and transactions have been eliminated.

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

Certain reclassifications have been made to the December 31, 2009 and 2008 consolidated financial statements in order for them to conform to the December 31, 2010 presentation.

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

December 31, 2010, 2009 and 2008

(1)	Summary of Significant Accounting Policies—continued

(d)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturity at the time of acquisition of three months or less.

It is the policy of the Company to record checks issued in excess of funds on deposit as accounts payable for balance sheet presentation, and include the changes in these positions as cash flows from operating activities in the statements of cash flows. At December 31, 2010, funds on deposit were in excess of checks issued and no reclassification was necessary. Accounts payable included reclassification of checks issued in excess of funds on deposit in the amount of $2.4 million at December 31, 2009. The change in the reclassified amounts of checks issued in excess of funds on deposit of $(2.4) million, $2.4 million, and $(9.6) million for 2010, 2009 and 2008, respectively, is included in cash flows from operating activities in the statements of cash flows.

(e)	Marketable Securities

At December 31, 2010 and 2009, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense). During the years ended December 31, 2010, 2009 and 2008, the Company received proceeds of $11.4 million, $0.1 million, and $17.3 million from the sale of marketable securities with a combined cost of $6.0 million, $0.1 million, and $17.0 million resulting in a realized gain of $5.4 million, $0, and $303 thousand, respectively.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At December 31, 2010
Equity Securities	$11,276	$3,993	$(228)	$15,041

At December 31, 2009
Equity Securities	$14,690	$2,025	$(994)	$15,721

Included in equity securities at December 31, 2010 were securities with a book basis of $2.4 million and a cumulative loss position of $0.2 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(1)	Summary of Significant Accounting Policies—continued

(e)	Marketable Securities—continued

The fair value and gross unrealized holding losses of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2010
Equity securities	$2,073	$190	$95	$38	$2,168	$228

At December 31, 2009
Equity securities	$5,979	$892	$644	$102	$6,623	$994

At December 31, 2010, the Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the oil and gas, banking, utility and pharmaceutical industries. The oil and gas industry accounts for approximately $0.7 million, or 34%, of the total fair value and $0.1 million, or 54%, of the total unrealized losses of equity securities in a continuous loss position and the banking industry accounts for approximately $0.5 million, or 23%, of the total fair value and $0.1 million, or 34%, of the total unrealized losses of equity securities in a continuous loss position. The utility and pharmaceutical industries accounts for approximately $0.9 million, or 43%, of the total fair value and $28 thousand, or 12%, of the total unrealized losses of equity securities in a continuous loss position.

The fair value and unrealized losses are distributed in 9 publicly traded companies. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

During the years ended December 31, 2009 and 2008, the Company recorded other-than-temporary impairment charges of $1.3 million and $3.6 million, respectively, for marketable equity securities classified as available-for-sale. These charges resulted from the Company’s equity holdings in various industries including the automotive, transportation, energy, tobacco and banking and finance, all of which had experienced severe declines in their respective stock prices. As such, the average cost basis of these securities were adjusted to fair value as of the reporting date, and the losses have been reclassified from accumulated other comprehensive income and included in other non-operating income (expense) in the consolidated statement of income for the years then ended. There were no such charges during the year ended December 31, 2010.

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

December 31, 2010, 2009 and 2008

(1)	Summary of Significant Accounting Policies—continued

(f)	Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and the aging of its outstanding accounts receivable. Balances are considered past due based on invoiced terms. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(g)	Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line basis over estimated useful lives of seven years for trailers and tractors, five years for computers, office equipment and miscellaneous equipment, and the remaining lease term for leasehold improvements. Annually, the Company evaluates the salvage value and useful life of trailers based on the current market environment and its recent experience with disposition values. The amounts recorded for depreciation expense were $7,586,000, $7,221,000, and $6,543,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

(h)	Intangible Assets

Intangible assets consist of the cost of customer and agent relationships that have been acquired in business combinations. The gross amount recorded for the agent contracts and customer relationships is $27,780,000 and $26,957,000 at December 31, 2010 and 2009, respectively. The agent contracts and customer relationships are being amortized over periods ranging from seven to fifteen years which represents the expected average life of the agent and customer relationships. As of December 31, 2010, the weighted average amortization period for customer and agent relationships was approximately 9 years. Accumulated amortization is $15,803,000 and $12,393,000 as of December 31, 2010 and 2009, respectively. The amounts recorded for amortization expense were $3,410,000, $3,133,000, and $3,095,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated amortization expense by year is as follows (in thousands):

2011	$3,294
2012	2,838
2013	1,883
2014	1,353
2015	753
Thereafter	1,856

Total	$11,977

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(1)	Summary of Significant Accounting Policies—continued

(i)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under FASB Accounting Standards Codification, or ASC, Topic 805 “Business Combinations”, the Company is required to test goodwill for impairment annually (on the last day of the Company’s second fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. Annual impairment is done by initially comparing the fair value of each of the Company’s reporting units with goodwill to their related carrying values. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions. The Company estimates the fair value of its reporting units utilizing the income approach through the application of a discounted cash flow analysis. Key assumptions used to determine the fair value of each reporting unit as of the Company’s annual testing date were: (a) future expected cash flows; (b) estimated residual growth rates and (c) discount rates, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital. Additionally, the Company considers its market capitalization in comparison to the fair value of its reporting units. During the third quarter of 2010, the Company completed its goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded its respective carrying value of the net assets. Accordingly, no impairment loss was recognized.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

Balance as of January 1, 2009	$11,891
Business Acquisitions	2,134
Additional contingent consideration paid for:
TriStar	75
Djewels	1
Glenn National	125

Total	201

Balance as of December 31, 2009	14,226
Business Acquisitions	2,773
Additional contingent consideration paid for:
Glenn National	232

Total	232

Balance as of December 31, 2010	$17,231

(j)	Long-Lived Assets

Long-lived assets, other than goodwill, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by a long-lived asset to its carrying value. If the carrying value of the long-lived asset is deemed to not be recoverable on an undiscounted cash flow basis, an impairment

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007. In addition, the Company files income tax returns in various state and local jurisdictions. Historically, the Company has been responsible for filing separate state and local income tax returns for itself and its subsidiaries. The Company is no longer subject to state income tax examinations for years before 2003.

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

The Company is the primary obligor when rendering its truckload, brokerage and intermodal services and assumes the corresponding credit risk with customers. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when persuasive evidence of an arrangement exists, delivery has occurred at the receiver’s location or for service arrangements after the related services have been rendered, the revenue and related expenses are fixed or determinable and collectability is reasonably assured. Fuel surcharges of $54,223,000, $35,935,000 and $101,258,000 for the years ended December 31, 2010, 2009 and 2008, respectively, are included in operating revenues and purchased transportation.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

December 31, 2010, 2009 and 2008

(1)	Summary of Significant Accounting Policies—continued

(r)	Concentrations of Credit Risk—continued

collateral. The Company’s customers are generally concentrated in the automotive, wind energy, building materials, machinery and metals industries. Concentration of credit risk relating to accounts receivable is limited by the diversity and number of the Company’s customers with no customer balance representing more than 10% of the Company’s accounts receivable.

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

The Company records compensation expense for stock or stock options granted on or after January 1, 2006, if any. No options were granted in 2010, 2009 or 2008, and as such, no compensation expense was recorded.

(u)	New Accounting Standards

In June 2009, the Company adopted the FASB Accounting Standards Codification, or ASC. The ASC did not alter current generally accepted accounting principles in the United States, or GAAP, but rather identifies the ASC as the single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts, but provides additional guidance and amendments to the ASC in the form of Accounting Standards Updates, or ASU.

In December 2010, the FASB issued ASU 2010-29, to address diversity in practice about the interpretation of pro-forma revenue and earnings disclosure requirements for business combinations. The ASU requires public companies to disclose pro-forma information for business combinations that occurred in the current reporting period. The disclosures include pro-forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The ASU will be effective for business combinations beginning after December 15, 2010. The Company believes once adopted, the ASU will not have a significant impact on the Company’s financial statement disclosures.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(1)	Summary of Significant Accounting Policies—continued

(u)	New Accounting Standards—continued

In December 2010, the FASB issued ASU 2010-28, which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires reporting entities with a zero or negative carrying value to assess whether it is more likely than not that a goodwill impairment exists after considering qualitative factors. Based on an assessment of these factors, if an entity concludes that it is more likely than not that a goodwill impairment may exists, the entity must perform step 2 of the goodwill impairment test. This ASU is effective for impairment tests performed during entities’ fiscal years that begin after December 15, 2010. The Company believes once adopted, the ASU will not have a significant impact on the Company’s financial position, results of operations, or cash flows.

(2)	Acquisitions

In 2010, UTSI acquired the following companies for a total cost of $3,372,000:

•

Effective January 1, 2010, the Company acquired Cavalry Transportation, LLC and Cavalry Logistics, LLC, or Cavalry, based in Nashville, Tennessee, for $2,688,000. Cavalry offers fully integrated transportation resources designed to maximize value for its customers through logistic solutions in intermodal, truckload, and less-than-truckload transportation options. As of December 31, 2009, $2,647,000 of the original purchase price was paid in cash as an advance for the acquisition, and recorded in other assets. The remaining amount was included in accrued expenses and other current liabilities and paid during 2010. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, Cavalry operates as a wholly-owned subsidiary of Universal Truckload Services, Inc.

•

Effective January 1, 2010, the Company acquired certain assets of TSD Transportation L.P., or TSD, based in Texarkana, Texas, for $684,000. Included in the estimated purchase price is approximately $434,000 of additional consideration to be paid to the former owners of TSD based on a percentage of revenues generated through December 31, 2011. As of December 31, 2010, the total amount of additional cash consideration paid to the former owners of TSD was approximately $133,000 and was recorded as a reduction of the earnout liability. At each reporting period, the earnout liability is remeasured at fair value and changes in fair value are included in earnings until the contingent consideration is fully resolved. As a result of this remeasurement, the Company recorded a decrease in the fair value of the earnout liability of $145,000 based on changes in management’s estimates and other factors that occurred during the thirteen-weeks ended December 31, 2010, and included this amount as a reduction to selling, general, and administrative expenses in the consolidated statements of income for the year ended December 31, 2010. As of December 31, 2010 the fair value of the earnout liability was $156,000. TSD provides a wide variety of for hire freight services including van, flatbed, step deck, heavy haul, hot shots, and intermodal services throughout the United States. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, TSD operates as part of Louisiana Transportation, Inc., a wholly-owned subsidiary of Universal Truckload Services, Inc.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(2)	Acquisitions—continued

The pro forma effect of these acquisitions has been omitted, as the effect is immaterial to the Company’s results of operations, financial position and cash flows. The allocation of the purchase price of these companies is as follows (in thousands):

Current assets	$1,707
Equipment	117
Intangible assets	1,228
Goodwill (tax deductible)	2,773
Accrued liabilities	(2,453)

$3,372

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

•

On December 11, 2009, the Company acquired D. Kratt International, Inc., or D. Kratt, for approximately $2.0 million. Included in the estimated purchase price is approximately $546,000 of additional consideration to be paid to the former owner of D. Kratt based on a percentage of revenues generated during the period from January 1, 2010 to December 31, 2012. As of December 31, 2010, the total amount of additional cash consideration paid to the former owners of D. Kratt was approximately $180,000 and was recorded as a reduction of the earnout liability. At each reporting period, the earnout liability is remeasured at fair value and any changes in fair value are included in earnings until the contingent consideration is fully resolved. As of December 31, 2010 the fair value of the earnout liability was $366,000. D. Kratt is a full service

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(2)	Acquisitions—continued

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

•

On June 13, 2008, the Company acquired certain assets of Overnite Express, Inc., or Overnite, for $1,976,000 through an Asset Purchase Agreement. Additionally, the Company is required to pay cash consideration to the former owners of Overnite based on a percentage of revenues generated during the period from July 1, 2008 to June 30, 2010. As of December 31, 2009 and 2008, the total of the additional consideration paid to the former owners of Overnite was approximately $225,000 and $104,000, respectively. Additional consideration, up to the Company remaining estimate of $455,000, paid to the former owners of Overnite will be treated as an additional cost of acquiring Overnite and will be recorded as a reduction of an earn-out liability. Any additional consideration paid in excess of the recorded earn-out liability at December 31, 2009 will be treated as an additional cost of acquiring Overnite and will be recorded as goodwill. Overnite is a regional provider of van trucking services in the Midwestern United States. Overnite operates as part of Universal Am-Can, Ltd.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(2)	Acquisitions—continued

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

Through December 31, 2004, UTSI was a wholly owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of UTSI’s common stock to the sole shareholders of CenTra, the Morouns. Subsequent to the initial public offering in 2005, the Morouns retained and continue to hold a controlling interest in UTSI.CenTra provides management services to UTSI, including legal, human resources, and tax services. The cost of these services is based on the estimated utilization of the specific services and is allocated to the Company. Management believes the allocation method is reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity.

In addition to the management services described above, UTSI purchases other services from CenTra and affiliates. Following is a schedule of cost incurred for services provided by CenTra and affiliates for the years ended December 31 (in thousands):

	2010	2009	2008
Management services	$1,067	$991	$950
Building and terminal rents	540	581	870
Maintenance services	213	52	28
Trailer rents	—	—	16
Personal liability and property damage insurance	13,884	11,959	15,289
Health and other insurances	3,659	3,351	1,962

Total	$19,363	$16,934	$19,115

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(3)	Transactions with CenTra and Affiliates—continued

Operating revenues from freight services provided to CenTra for the years ended December 31, 2010, 2009 and 2008 were $130,000, $2,000 and $201,000, respectively.

Included in purchased transportation for the years ended December 31, 2009 and 2008 were $2,000 and $6,361,000, respectively, of transportation services provided by CenTra to CrossRoad Carriers. There were no such services proved by CenTra during the year ended December 31, 2010.

Additionally, the Company charged CenTra approximately $207,000 for vehicle maintenance services performed during the year ended December 31, 2010. There were no such charges for vehicle maintenance services during the years ended December 31, 2009 or 2008.

At December 31, 2010 amounts due from CenTra and affiliates were $80,000 compared to $177,000 due to CenTra and affiliates at December 31, 2009.

The Company also retained the law firm of Sullivan Hincks & Conway to provide legal services during 2010. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Amounts paid for legal services during 2010 were $341,000.

In June 2009, the Company closed on the purchase of property located in South Kearny, NJ with Crown Enterprises, Inc., a related party, for $15.2 million. The Company used this location to consolidate the local operations of two of its operating subsidiaries.

(4)	Retirement Plans

The Company maintains a 401(k) plan for its employees. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The plan matches contributions up to $600 for employees who are not considered highly compensated. The expense for the Company match in 2010, 2009 and 2008 was $51,000, $54,000 and $51,000, respectively.

Great American Lines, Inc., a wholly owned subsidiary of the Company, maintained a Simplified Employee Pension Plan, which covers all full-time employees. Eligibility requirements include completion of one year of service and attaining the age of 21. Contributions to the plan are at management’s discretion. No contributions were made under this plan for the years ended December 31, 2010, 2009 or 2008.

(5)	Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2010	2009	2008
Balance at beginning of year	$5,464	$4,486	$3,874
Provision for doubtful accounts	1,248	2,136	1,483
Acquisition of businesses	43	—	—
Uncollectible accounts written off	(2,215)	(1,158)	(871)

Balance at end of year	$4,540	$5,464	$4,486

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(6)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2010	2009
Land and buildings	$59,600	$53,013
Trailers	34,733	34,378
Tractors	9,139	8,423
Computer equipment and software	3,029	2,655
Office and miscellaneous equipment	6,673	6,280
Construction in process	3,287	3,859

	116,461	108,608
Less accumulated depreciation	(38,255)	(32,362)

Total	$78,206	$76,246

(7)	Income Taxes

The provision for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2010	2009	2008
Current:
U.S. Federal	$7,139	$1,286	$9,766
State	2,315	231	1,567
Deferred:
U.S. Federal	(343)	1,354	(1,750)
State	(399)	249	(214)

Total	$8,712	$3,120	$9,369

The Company also recorded income taxes directly to accumulated other comprehensive income relating to unrealized gains (losses) on available–for-sale investments in the amount of $1,125,000, $874,000, and $(393,000) for the years ended December 31, 2010, 2009 and 2008, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(7)	Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2010		2009
	Current	Long-term	Current	Long-term
Deferred tax assets:
Allowance for doubtful accounts	$802	$—	$1,077	$—
Marketable securities	—	—	1,157	—
Other assets	—	1,457	—	923
Accrued expenses	3,645	—	2,593	—

Total	4,447	1,457	4,827	923

Deferred tax liabilities:
Prepaid expenses	(1,281)	—	(1,073)	—
Marketable securities	(193)	—	—	—
Property and equipment	—	(6,882)	—	(6,746)

Total	(1,474)	(6,882)	(1,073)	(6,746)

Net deferred tax asset (liability)	$2,973	$(5,425)	$3,754	$(5,823)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the deferred tax assets are expected to reverse, and the Company’s ability to generate future capital gains, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Thus, no valuation allowance has been established. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or capital gains contemplated under tax planning strategies are not realized.

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2010	2009	2008
Federal statutory rate	35%	35%	35%
State—net of federal benefit	6	4	4

Effective tax rate	41%	39%	39%

As of December 31, 2010, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $632,000 of which $411,000 would impact the effective tax rate if recognized. These uncertain tax positions are based on recognition thresholds and measurement

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(7)	Income Taxes—continued

attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. At December 31, 2010, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months. As of December 31, 2010, the amount of accrued interest and penalties was $43,000 and $55,000, respectively.

The changes in the Company’s gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2010	2009
Unrecognized tax benefit—beginning of year	$546	$537
Increases related to prior year tax positions	38	—
Increases related to current year tax positions	48	22
Decreases related to prior year tax positions	—	—
Settlements with taxing authorities	—	(13)
Lapse of statutes of limitations	—	—

Unrecognized tax benefit—end of year	$632	$546

(8)	Accrued Expenses

Accrued expenses consist of the following items at December 31 (in thousands):

	2010	2009
Auto liability claims	$7,350	$3,850
Driver escrow liabilities	4,694	4,286
Payroll related items	1,702	1,661
Commissions	959	991
Cargo claims	931	1,168
Taxes, interest, and insurance	731	784
Other	2,154	2,288

Total	$18,521	$15,028

(9)	Debt

On October 28, 2010, the Company and KeyBank National Association, or KeyBank, entered into an Amended and Restated Loan Agreement and Promissory Note, collectively referred to as the Agreement, for the period October 25, 2010 to October 24, 2011, thereby replacing the previous loan agreements. Under the Agreement with KeyBank, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.26% at December 31, 2010). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by the Company including requirements to

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(9)	Debt—continued

maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2010, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at December 31, 2010, and there were $1,300,000 letters of credit issued against the line.

The previous loan agreement with KeyBank was unsecured and permitted maximum borrowings and letters of credit in the aggregate not to exceed $20 million. The unsecured line of credit bore interest at a rate equal to the lesser of the Prime Rate or LIBOR plus 1.50% (effective rate of 1.75% at December 31, 2009). The Agreement governing our unsecured line of credit contained various financial and restrictive covenants to be maintained by us including requiring us to maintain a tangible net worth of at least $100 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also limited our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contained customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2009, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at December 31, 2009, and there were $755,000 letters of credit issued against the line.

On May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County will forgive $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction of the loan and as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal was due at maturity on January 31, 2011; however, at Realty’s option, the maturity date could have been extended until January 31, 2021. In June 2010, the Company repaid $550,000 of the remaining principal balance. As of December 31, 2010 and 2009, the outstanding balance under the loan was $90,000 (presented under other current liabilities) and $730,000, respectively. At December 31, 2009, the fair value of this debt was approximately $490,000. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $640,000 standby letter of credit that expires February 14, 2011. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(10)	Operating Leases

The Company leases office space, terminal yards and equipment under non-cancelable operating leases. Total rent expense amounted to approximately $2,122,000, $2,432,000, and $2,794,000 for 2010, 2009 and 2008, respectively. It is expected that in the ordinary course of business that leases will be renewed or replaced as they expire. Future minimum rental payments under non-cancelable operating leases having initial or remaining terms in excess of one year are as follows (in thousands):

2011	$654
2012	532
2013	159
2014	66
2015	12
Thereafter	—

Total	$1,423

(11)	Comprehensive Income

Comprehensive income includes the following for the years ended December 31 (in thousands):

	2010	2009	2008
Net income	$12,744	$4,900	$14,886
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments arising during the year, net of income tax of $(3,298), $(387) and $1,683, respectively	4,805	615	(2,677)
(Gains) losses on available-for-sale investments reclassified into income:
Other-than-temporary impairment losses, net of tax of $0, ($487) and ($1,407), respectively	—	771	2,235
Realized gains, net of tax of $2,173, $0 and $117, respectively	(3,196)	—	(186)

Net gain (loss) recognized in other comprehensive income (loss)	1,609	1,386	(628)

Total comprehensive income	$14,353	$6,286	$14,258

The unrealized holding gains and losses on available-for-sale investments represent mark-to-market adjustments net of related income taxes.

(12)	Fair Value Measurements and Disclosures

FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date and expanded disclosures with respect to fair value measurements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(12)	Fair Value Measurements and Disclosures—continued

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

The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$59	$—	$—	$59
Marketable securities	15,041	—	—	15,041

Total Assets	$15,100	$—	$—	$15,100

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$347	$—	$—	$347
Marketable securities	15,721	—	—	15,721

Total Assets	$16,068	$—	$—	$16,068

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents—This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Marketable securities—Marketable securities represent equity securities, which consist of common and preferred stocks, are actively traded on public exchanges and are listed as Level 1 assets. Fair value was measured based on quoted prices for these securities in active markets.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(13)	Contingencies

The Company is involved in certain claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. Based on the knowledge of the facts, and in certain cases, opinions of outside counsel, in the Company’s opinion the resolution of these claims and pending litigation will not have a material effect on the Company’s financial position, results of operations or cash flows.

(14)	Stock Based Compensation

In December 2004, UTSI’s Board of Directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. The total intrinsic value of all outstanding options as of December 31, 2010 and 2009 was $0 and $0, respectively.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2009	190,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at December 31, 2009	190,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	2,500	$22.50

Balance at December 31, 2010	187,500	$22.50

Exercisable at December 31, 2010	187,500	$22.50

(15)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. As of December 31, 2010 and 2009, there were no dilutive stock options included in the denominator for the calculation of diluted earnings per share. As of December 31, 2008, there were 4,500 weighted average dilutive stock options included in the denominator for the calculation of diluted earnings per share.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(15)	Earnings Per Share—continued

For the years ended December 31, 2010, 2009 and 2008, 187,500 options, 190,000 options and 190,000 options to purchase shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(16)	Quarterly Financial Data (unaudited)

	2010
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$139,044	$154,304	$156,462	$156,133
Operating income	1,470	4,068	4,655	5,174
Income before income taxes	3,390	7,793	4,911	5,362
Provision for income taxes	1,325	3,220	1,979	2,188

Net income	$2,065	$4,573	$2,932	$3,174

Earnings per common share:
Basic	$0.13	$0.29	$0.18	$0.20
Diluted	$0.13	$0.29	$0.18	$0.20
Weighted average number of common shares outstanding:
Basic	15,980	15,980	15,925	15,780
Diluted	15,980	15,980	15,925	15,780

	2009
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$115,026	$119,897	$128,458	$139,849
Operating income	769	2,354	2,881	3,015
Income before income taxes	223	2,083	2,728	2,986
Provision for income taxes	84	778	1,029	1,229

Net income	$139	$1,305	$1,699	$1,757

Earnings per common share:
Basic	$0.01	$0.08	$0.11	$0.11
Diluted	$0.01	$0.08	$0.11	$0.11
Weighted average number of common shares outstanding:
Basic	15,989	15,980	15,980	15,980
Diluted	15,989	15,980	15,980	15,980

(17)	Subsequent Events

The Company evaluated subsequent events through the time of filing this Annual Report on Form 10-K. Except for the following matters, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Consolidated Financial Statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

(17)	Subsequent Events—(Continued)

On March 14, 2011, we acquired certain assets of Hart Transportation, Inc., or Hart, based in Jacksonville, Florida through a Limited Asset Purchase Agreement for approximately $1.4 million. Included in the purchase price is approximately $0.3 million of additional consideration estimated to be paid to the former owner of Hart based on a percentage of revenues generated during the period from April 1, 2011 to March 31, 2014. Hart is primarily a regional provider of van and flatbed services throughout the Southeastern United States. Pursuant to the acquisition, Hart will operate as part of Universal Am-Can, Ltd.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal years 2009 or 2010.

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the SEC filing deadlines for these reports specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2010 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Such report appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited Universal Truckload Services, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Truckload Services Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Truckload Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Detroit, Michigan

March 15, 2011

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item concerning the Directors and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010, and is incorporated herein by reference. The information required by this Item concerning Director Independence, the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

The information required by this Item is set forth under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation and Stock Option Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010, and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity and Related Stockholder Matters” in Part II, Item 5 of this report, and is incorporated by reference herein.

The information required by this Item pursuant to Item 403 of Regulation S-K is set forth under the captions “Security Ownership by Management and Others” and “Equity Compensation Plan Information,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010, and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Transactions With Management and Others” and “Transactions With Management and Others and Certain Business Relationships” and “Compensation Committee Interlocks and Insider Participation,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2010, and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the captions “Report of the Audit Committee” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2010, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 000-51142))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

10.1	Amended and Restated Loan Agreement between Universal Truckload Services, Inc. and KeyBank National Association dated October 28, 2010 ((Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 29, 2010 (Commission File No. 000-51142))

21.1*	Subsidiaries of Universal Truckload Services, Inc.

23.1*	Consent of KPMG LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

By:	/S/ ROBERT E. SIGLER
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: March 15, 2011

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

Signatures	Title	Date

/S/ DONALD B. COCHRAN Donald B. Cochran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2011

/S/ ROBERT E. SIGLER Robert E. Sigler	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 15, 2011

/S/ MATTHEW T. MOROUN Matthew T. Moroun	Chairman of the Board	March 15, 2011

/S/ MANUEL J. MOROUN Manuel J. Moroun	Director	March 15, 2011

/S/ FREDERICK P. CALDERONE Frederick P. Calderone	Director	March 15, 2011

/S/ JOSEPH J. CASAROLL Joseph J. Casaroll	Director	March 15, 2011

/S/ DANIEL J. DEANE Daniel J. Deane	Director	March 15, 2011

Signatures	Title	Date

/S/ DANIEL C. SULLIVAN Daniel C. Sullivan	Director	March 15, 2011

/S/ RICHARD P. URBAN Richard P. Urban	Director	March 15, 2011

/S/ TED B. WAHBY Ted B. Wahby	Director	March 15, 2011