Form 10-Q
period 2011-04-02
Universal Truckload Services, Inc.
filed 2011-05-10
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 2, 2011, was 15,621,783.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	April 2, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$920	$6,261
Marketable securities	15,542	15,041
Accounts receivable – net of allowance for doubtful accounts of $4,460 and $4,540, respectively	77,428	68,833
Due from CenTra and affiliates	142	80
Prepaid income taxes	3,045	1,821
Prepaid expenses and other	10,566	6,488
Deferred income taxes	3,622	2,973

Total current assets	111,265	101,497

Property and equipment	119,029	116,461
Less accumulated depreciation	(39,793)	(38,255)

Property and equipment – net	79,236	78,206

Goodwill	17,722	17,231
Intangible assets – net of accumulated amortization of $16,647 and $15,803, respectively	12,048	11,977
Other assets	3,103	3,137

Total assets	$223,374	$212,048

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,242	$23,773
Accrued expenses and other current liabilities	19,990	18,521

Total current liabilities	50,232	42,294

Long-term liabilities:
Deferred income taxes	5,895	5,425
Other long-term liabilities	787	118

Total long-term liabilities	6,682	5,543

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 15,621,783 and 15,667,483 shares outstanding, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury Stock, at cost; 500,700 and 455,000 shares, respectively	(7,353)	(6,625)
Retained earnings	75,458	72,559
Accumulated other comprehensive income, net of income taxes of $(1,551) and $(1,524), respectively	2,319	2,241

Total shareholders’ equity	166,460	164,211

Total liabilities and shareholders’ equity	$223,374	$212,048

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

Thirteen Weeks ended April 2, 2011 and April 3, 2010

(In thousands, except per share data)

	2011	2010
Operating revenues:
Truckload	$97,313	$86,211
Brokerage	36,805	32,404
Intermodal	23,512	20,429

Total operating revenues	157,630	139,044

Operating expenses:
Purchased transportation	120,459	105,407
Commissions expense	9,906	8,979
Other operating expense	3,704	3,414
Selling, general, and administrative	12,723	12,752
Insurance and claims	4,137	4,329
Depreciation and amortization	2,871	2,693

Total operating expenses	153,800	137,574

Income from operations	3,830	1,470

Interest income	17	33

Interest expense	—	(9)

Other non-operating income (expense), net	990	1,896

Income before provision for income taxes	4,837	3,390

Provision for income taxes	1,938	1,325

Net income	$2,899	$2,065

Earnings per common share:
Basic	$0.19	$0.13
Diluted	$0.19	$0.13

Weighted average number of common shares outstanding:
Basic	15,632	15,980
Diluted	15,632	15,980

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$—	$—
Portion of loss recognized in other comprehensive income	—	—

Net impairment loss recognized in earnings	$—	$—

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirteen Weeks ended April 2, 2011 and April 3, 2010

(In thousands)

	2011	2010
Cash flows from operating activities:
Net income	$2,899	$2,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,871	2,693
Gain on sale of marketable securities	(842)	(1,782)
(Gain) loss on disposal of property and equipment	(50)	99
Provision for doubtful accounts	23	349
Deferred income taxes	(206)	(891)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(8,618)	(3,041)
Prepaid income taxes, prepaid expenses and other assets	(5,268)	617
Accounts payable, accrued expenses and other current liabilities	7,193	736
Due from CenTra and affiliates	(62)	(43)
Other long-term liabilities	669	(25)

Net cash (used in) provided by operating activities	(1,391)	777

Cash flows from investing activities:
Capital expenditures	(3,302)	(436)
Proceeds from the sale of property and equipment	205	50
Purchases of marketable securities	(560)	(7)
Proceeds from sale of marketable securities	1,006	3,364
Payment of earnout obligations related to acquisitions	—	(96)
Acquisition of business	(500)	(125)

Net cash (used in) provided by investing activities	(3,151)	2,750

Cash flows from financing activities:
Payment of earnout obligations related to acquisitions	(71)	—
Purchases of treasury stock	(728)	—

Net cash used in financing activities	(799)	—

Net (decrease) increase in cash and cash equivalents	(5,341)	3,527
Cash and cash equivalents – beginning of period	6,261	953

Cash and cash equivalents – end of period	$920	$4,480

Supplemental cash flow information:
Cash paid for interest	$—	$9

Cash paid for income taxes	$2,891	$853

Acquisition of businesses:

Fair value of assets acquired, including goodwill	$1,406	$5,884
Liabilities assumed	—	(2,453)
Advances made for acquisitions of businesses in 2009	—	(2,647)
Acquisition obligations	(906)	(659)

Net cash paid for acquisition of businesses	$500	$125

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

Thirteen Weeks ended April 2, 2011 and April 3, 2010

(In thousands)

Non-cash financing transactions (Note 3):

During each of the thirteen week periods ended April 2, 2011 and April 3, 2010, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90,000 as a reduction of the loan and as a reduction of the underlying land improvements.

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited consolidated financial statements of Universal Truckload Services, Inc. and its wholly owned subsidiaries, or the Company or UTSI, have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

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

In addition to the management services described above, UTSI purchases other services from CenTra and affiliates. Following is a schedule of cost incurred for services provided by CenTra and affiliates. The amounts charged to UTSI for the thirteen weeks ended April 2, 2011 and April 3, 2010 are presented in the table below (in thousands):

	Thirteen weeks ended
	April 2, 2011	April 3, 2010

Management services	$249	$271
Building and terminal rents	144	137
Maintenance services	51	80
Personal liability and property damage insurance	3,370	3,210
Health and other insurances	864	940

Total	$4,678	$4,638

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Transactions with CenTra and Affiliates – continued

Operating revenues from freight services provided to CenTra for the thirteen weeks ended April 2, 2011 and April 3, 2010 were approximately $72,000 and $5,000, respectively.

During the thirteen weeks ended April 2, 2011 and April 3, 2010, the company charged CenTra approximately $66,000 and $24,000, respectively, for vehicle maintenance services performed during the period.

As of April 2, 2011 and December 31, 2010, amounts due from CenTra and affiliates were $142,000 and $80,000, respectively.

The Company also retained the law firm of Sullivan Hincks & Conway to provide legal services during the period. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Amounts paid for legal services during the thirteen weeks ended April 2, 2011 were $138,000.

(3)	Debt

On October 28, 2010, the Company and KeyBank National Association, or KeyBank, entered into an Amended and Restated Loan Agreement and Promissory Note, collectively referred to as the Agreement, for the period October 25, 2010 to October 24, 2011, thereby replacing the previous loan agreements. Under the Agreement with KeyBank, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.25% at April 2, 2011). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of April 2, 2011 the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at April 2, 2011 or December 31, 2010, and there were letters of credit aggregating $650,000 and $1,300,000 issued against the line, respectively.

On May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County forgave $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction of the loan and as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal was due at maturity on January 31, 2011; however, at Realty’s option, the maturity date could have been extended until January 31, 2021. In June 2010, the Company repaid $550,000 of the remaining principal balance. As of April 2, 2011 and December 31, 2010, the outstanding balance under the loan was $0 and $90,000 (presented under other current liabilities), respectively. In connection with this loan, Realty and the Company entered into an environmental indemnity agreement with the County and the Company issued a $640,000 standby letter of credit that expired February 14, 2011. Under the terms of the environmental indemnity agreement, Realty and the Company have agreed to indemnify the County, without limitation, against any loss attributable to the generation, storage, release or presence of Regulated Materials, as defined in the environmental indemnity agreement, at the container storage facility. In connection with the acquisition of the Cleveland, Ohio property in August 2005, Realty received indemnity from the seller from any and all claims, which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen weeks ended
	April 2, 2011	April 3, 2010
Weighted average number of common shares	15,632	15,980
Incremental shares from assumed exercise of dilutive stock options	—	—

Weighted average number of common shares and common share equivalents	15,632	15,980

For the thirteen weeks ended April 2, 2011 and April 3, 2010, 187,500 and 190,000, respectively, options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(5)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of April 2, 2011 and April 3, 2010 was $0.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2011	187,500	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at April 2, 2011	187,500	$22.50

Exercisable	187,500	$22.50

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010

Net income	$2,899	$2,065

Other comprehensive income:
Unrealized holding gains on available-for-sale investments arising during the period, net of income tax	583	3,256
(Gains) on available-for-sale investments reclassified into income:
Realized gains, net of income tax	(504)	(1,085)

Net gain recognized in other comprehensive income	79	2,171

Total comprehensive income	$2,978	$4,236

Accumulated other comprehensive income at April 2, 2011 of $2,319,000 represents the net unrealized holding gains on available–for-sale investments of $3,870,000, net of related income tax expense of $1,551,000. At April 2, 2011, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $4,035,000 and $165,000, respectively.

Accumulated other comprehensive income at December 31, 2010 of $2,241,000 represents the unrealized holding gains on available–for-sale investments of $3,765,000, net of related income tax expense of $1,524,000. At December 31, 2010, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $3,993,000 and $228,000, respectively.

(7)	Acquisitions

In March 2011, the Company acquired certain assets of Hart Transportation, Inc., or Hart, based in Jacksonville, Florida through a Limited Asset Purchase Agreement for approximately $1,406,000. Hart is primarily a regional provider of van and flatbed services throughout the Southeastern United States. Included in the purchase price is approximately $356,000 of additional consideration estimated to be paid to the former owner of Hart based on a percentage of revenues generated during the period from April 1, 2011 to March 31, 2014. As of April 2, 2011, $500,000 of the original purchase price was paid in cash. The Company used cash and cash equivalents to finance the acquisition. The remaining amount is included in accrued expenses and other current liabilities. Pursuant to the acquisition, Hart operates as part of Universal Am-Can, Ltd.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Acquisitions – (continued)

The pro forma effect of this acquisition has been omitted, as the effect is immaterial to the Company’s results of operations, financial position and cash flows. The allocation of the purchase price is as follows (in thousands):

Intangible assets	$915
Goodwill (tax deductible)	491

$1,406

The intangible assets acquired represent the acquired companies’ customer relationships and are being amortized over a period of seven years.

Goodwill represents the expected synergies to be achieved through the integration of the acquired companies into UTSI, and intangible assets that do not qualify for separate accounting recognition under generally accepted accounting principles.

The operating results of the acquired company have been included in the consolidated statements of income since its acquisition date; however, it has not been separately disclosed as it is deemed immaterial.

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

The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	April 2, 2011
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$653	$—	$—	$653
Marketable securities	15,542	—	—	15,542

Total	$16,195	$—	$—	$16,195

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$59	$—	$—	$59
Marketable securities	15,041	—	—	15,041

Total	$15,100	$—	$—	$15,100

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Marketable securities – Marketable securities represent equity securities, which consist of common and preferred stocks, are actively traded on public exchanges and are listed as Level 1 assets. Fair value was measured based on quoted prices for these securities in active markets.

(9)	Marketable Securities

At April 2, 2011 and December 31, 2010, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Marketable Securities – (continued)

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At April 2, 2011
Equity Securities	$11,672	$4,035	$(165)	$15,542

At December 31, 2010
Equity Securities	$11,276	$3,993	$(228)	$15,041

Included in equity securities at April 2, 2011 are securities with a fair value of $1,067,000 with a cumulative loss position of $165,000, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The following table shows the gross unrealized holding losses and fair value of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position at April 2, 2011 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$981	$118	$86	$47	$1,067	$165

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the oil and gas and banking industries. The fair value and unrealized losses are distributed in 6 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at April 2, 2011.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update, or ASU, 2010-28, which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires reporting entities with a zero or negative carrying value to assess whether it is more likely than not that a goodwill impairment exists after considering qualitative factors. Based on an assessment of these factors, if an entity concludes that it is more likely than not that a goodwill impairment may exists, the entity must perform step 2 of the goodwill impairment test. This ASU is effective for impairment tests performed during entities’ fiscal years that begin after December 15, 2010, which for the Company will be the impairment test performed last day of our 2nd fiscal quarter in 2011. The Company believes once applied, the ASU will not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-29, to address diversity in practice about the interpretation of pro-forma revenue and earnings disclosure requirements for business combinations. The ASU requires public companies to disclose pro-forma information for business combinations that occurred in the current reporting period. The disclosures include pro-forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The ASU will be effective for business combinations beginning after December 15, 2010. The Company believes once applied, the ASU will not have a significant impact on the Company’s financial statement disclosures.

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

The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Unaudited Consolidated Financial Statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2010, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen weeks ended April 2, 2011, approximately 84.7% of our total operating expenses were variable in nature and our capital expenditures were $3.3 million.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 and the unaudited Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended April 2, 2011 and April 3, 2010, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010

Operating revenues	100%	100%
Operating expenses:
Purchased transportation	76.4	75.8
Commissions expense	6.3	6.5
Other operating expenses	2.3	2.5
Selling, general and administrative	8.1	9.2
Insurance and claims	2.6	3.1
Depreciation and amortization	1.8	1.9

Total operating expenses	97.6	98.9

Income from operations	2.4	1.1
Interest and other non-operating income (expense), net	0.6	1.4

Income before provision for income taxes	3.1	2.4
Provision for income taxes	1.2	1.0

Net income	1.8%	1.5%

Thirteen Weeks Ended April 2, 2011 Compared to Thirteen Weeks ended April 3, 2010

Operating revenues. Operating revenues for the thirteen weeks ended April 2, 2011 increased by $18.6 million, or 13.4%, to $157.6 million from $139.0 million for the thirteen weeks ended April 3, 2010. The increase in operating revenues is primarily attributable to an increase in operating revenue per loaded mile, an increase in the number of loads in our intermodal operations and an increase in fuel surcharges. For the thirteen weeks ended April 2, 2011, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.29 from $2.00 for the thirteen weeks ended April 3, 2010. The number of loads from our intermodal operations was 68,993 for the thirteen weeks ended April 2, 2011 compared to 61,507 for the thirteen weeks ended April 3, 2010. Included in operating revenues are fuel surcharges of $17.9 million for the thirteen weeks ended April 2, 2011 compared to $11.7 million for the thirteen weeks ended April 3, 2010. Additionally, included in operating revenues is approximately $0.4 million of truckload revenue attributable to our acquisition made in the first quarter 2011. Excluding the effects of this acquisition, revenue from our truckload operations increased by $10.7 million, or 12.4%, to $96.9 million for the thirteen weeks ended April 2, 2011 from $86.2 million for the thirteen weeks ended April 3, 2010. Revenue from our brokerage operations increased by $4.4 million, or 13.6%, to $36.8 million for the thirteen weeks ended April 2, 2011 compared to $32.4 million for the thirteen weeks ended April 3, 2010. Revenue from our intermodal support services increased by $3.1 million, or 15.1%, to $23.5 million for the thirteen weeks ended April 2, 2011 from $20.4 million for the thirteen weeks ended April 3, 2010.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended April 2, 2011 increased by $15.1 million, or 14.3%, to $120.5 million from $105.4 million for the thirteen weeks ended April 3, 2010. As a percentage of operating revenues, purchased transportation expense increased to 76.4% for the thirteen weeks ended April 2, 2011 from 75.8% for the thirteen weeks ended April 3, 2010. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators.

Commissions expense. Commissions expense for the thirteen weeks ended April 2, 2011 increased by $0.9 million, or 10.3%, to $9.9 million from $9.0 million for the thirteen weeks ended April 3, 2010. The absolute increase was primarily due to the increase in our operating revenues. Commissions expense generally increases or decreases in proportion to revenues. As a percentage of operating revenues, commissions expense decreased slightly to 6.3% for the thirteen weeks ended April 2, 2011 compared to 6.5% for thirteen weeks ended April 3, 2010. As a percentage of revenues, the decrease in commissions expense is due to an increase in fuel surcharges, which are passed on through to our owner operators, and as such, no commission is paid.

Other operating expense. Other operating expense for the thirteen weeks ended April 2, 2011 increased by $0.3 million, or 8.5%, to $3.7 million from $3.4 million for the thirteen weeks ended April 3, 2010. As a percentage of operating revenues, other operating expense decreased to 2.3% for the thirteen weeks ended April 2, 2011 from 2.5% for the thirteen weeks ended April 3, 2010. The increase was primarily due to an increase in repairs and maintenance cost on company owned equipment and an increase in over-dimensional permits costs, which are billed back to our customers.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended April 2, 2011 remained consistent at $12.7 million compare to the thirteen weeks ended April 3, 2010. As a percentage of operating revenues, selling, general and administrative expense decreased to 8.1% for the thirteen weeks ended April 2, 2011 from 9.2% for the thirteen weeks ended April 3, 2010. Included in selling, general and administrative expense were increases in salaries and wage expense of $400 thousand and professional fees of $200 thousand, which were offset by decreases in building rents of $250 thousand and bad debt expense of $350 thousand.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended April 2, 2011 decreased by $0.2 million, or 4.4%, to $4.1 million from $4.3 million for the thirteen weeks ended April 3, 2010. As a percentage of operating revenues, insurance and claims expense decreased to 2.6% for the thirteen weeks ended April 2, 2011 from 3.1% for the thirteen weeks ended April 3, 2010. The absolute decrease is the result of a decrease in our cargo claims expense of $275 thousand which was partially offset by an increase in our auto liability insurance premiums and claims expense of $160 thousand.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended April 2, 2011 increased by $0.2 million, or 6.6%, to $2.9 million from $2.7 million for the thirteen weeks ended April 3, 2010. The absolute increase is primarily the results of additional depreciation on our capital expenditures made throughout 2010 and additional amortization with respect to intangible assets resulting from the acquisition made in the first quarter of 2011.

Interest income, net. Net interest income for the thirteen weeks ended April 2, 2011 was $16 thousand compared to $24 thousand for the thirteen weeks ended April 3, 2010.

Other non-operating income. Other non-operating income for the thirteen weeks ended April 2, 2011 was $1.0 million compared to $1.9 million for the thirteen weeks ended April 3, 2010. Included in other non-operating income for thirteen weeks ended April 2, 2011 were $0.8 million in gains on the sales of marketable securities compared to $1.8 million in gains on the sales of marketable securities for the thirteen weeks ended April 3, 2010.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended April 2, 2011 increased by $0.6 million to $1.9 million from $1.3 million for the thirteen weeks ended April 3, 2010. The increase was primarily attributable to the increase in our taxable income. For the thirteen weeks ended April 2, 2011 and April 3, 2010, we had an effective income tax rate of 40.1% and 39.1%, respectively, based upon our income before provision for income taxes.

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

During the thirteen weeks ended April 2, 2011, we made capital expenditures totaling $3.3 million. These expenditures primarily consisted of tractors, trailers, containers and computer, office, and miscellaneous equipment.

Through the end of 2011, exclusive of acquisitions, if any, we expect to incur capital expenditures of $1.6 million to $2.2 million relating to real property acquisitions, renovations and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $12.1 million to $12.9 million for tractors, trailers, containers, and other equipment.

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

Unsecured Line of Credit

On October 28, 2010, the Company and KeyBank National Association, or KeyBank, entered into an Amended and Restated Loan Agreement and Promissory Note, collectively referred to as the Agreement, for the period October 25, 2010 to October 24, 2011, thereby replacing the previous loan agreements. Under the Agreement with KeyBank, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.25% at April 2, 2011). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of April 2, 2011, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at April 2, 2011, and there were letters of credit aggregating $650,000 issued against the line.

Discussion of Cash Flows

At April 2, 2011, we had cash and cash equivalents of $1.0 million compared to $6.3 million at December 31, 2010. The decrease in cash and cash equivalents of $5.3 million for the thirteen weeks ended April 2, 2011 resulted from $1.4 million in cash used in operations, $3.2 million in cash used in investing activities and $0.8 million in cash used in financing activities.

The $1.4 million in cash used in operations was primarily attributed to $2.9 million of net income adjusted for $2.9 million of non-cash charges for depreciation and amortization, $0.8 million gain on the sales of marketable securities, $0.2 million in changes in deferred income taxes, and an increase in the working capital position of the Company of $6.1 million. The increase in the working capital position is primarily the result of an increase in accounts receivable due to increased revenue and an increase in prepaid expenses due to prepaying several expenses at the beginning of the year and ratably amortizing them throughout 2011. These increases are partially offset by an increase in accounts payable and other current liabilities due to increased accrued commissions and purchased transportation costs in connection with the increased revenues.

The $3.2 million in net cash used in investing activities for the thirteen weeks ended April 2, 2011 was used for $3.3 million in capital expenditures, $0.6 million in the purchases of marketable securities, and $0.5 million for our business acquisition. These uses were partially offset by $1.0 million in proceeds from the sales of marketable securities.

The $0.8 million in cash used in financing activities for the thirteen weeks ended April 2, 2011 was primarily used for $0.7 million in purchases of treasury stock.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2010. There have been no changes in the accounting policies followed by us during the thirteen weeks ended April 2, 2011.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the second, third and fourth quarters.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended April 2, 2011. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2011, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended April 2, 2011 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Information with respect to legal proceedings and other exposures appears in Part I, Item 1, Note (11) of the “Notes to Unaudited Consolidated Financial Statements,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its Common Stock during the period from January 1, 2011 to April 2, 2011, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

December 31, 2010			455,000	345,000
Jan. 1, 2011 – Jan. 29, 2011	38,200	$16.01	493,200	306,800
Jan. 30, 2011 – Feb. 26, 2011	7,500	15.58	500,700	299,300
Feb. 27, 2011 – April 2, 2011	—	—	500,700	299,300

Total	45,700	$15.94	500,700	299,300

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

Universal Truckload Services, Inc.
(Registrant)

Date: May 10, 2011	By:	/s/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: May 10, 2011	By:	/s/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer