Form 10-Q
period 2011-07-02
Universal Truckload Services, Inc.
filed 2011-08-10
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of August 1, 2011 was 15,593,883.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	July 2, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,667	$6,261
Marketable securities	15,447	15,041
Accounts receivable – net of allowance for doubtful accounts of $4,920 and $4,540, respectively	81,301	68,833
Due from CenTra and affiliates	601	80
Prepaid income taxes	3,605	1,821
Prepaid expenses and other	6,533	6,488
Deferred income taxes	3,495	2,973

Total current assets	112,649	101,497

Property and equipment	120,637	116,461
Less accumulated depreciation	(41,036)	(38,255)

Property and equipment – net	79,601	78,206

Goodwill	17,722	17,231
Intangible assets – net of accumulated amortization of $17,512 and $15,803, respectively	11,183	11,977
Other assets	2,947	3,137

Total assets	$224,102	$212,048

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,057	$23,773
Accrued expenses and other current liabilities	20,234	18,521

Total current liabilities	47,291	42,294

Long-term liabilities:
Deferred income taxes	5,862	5,425
Other long-term liabilities	958	118

Total long-term liabilities	6,820	5,543

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 15,595,583 and 15,667,483 shares outstanding, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury stock, at cost; 526,900 and 455,000 shares, respectively	(7,754)	(6,625)
Retained earnings	79,393	72,559
Accumulated other comprehensive income, net of income taxes of $(1,460) and $(1,524), respectively	2,316	2,241

Total shareholders’ equity	169,991	164,211

Total liabilities and shareholders’ equity	$224,102	$212,048

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

July 2, 2011 and July 3, 2010

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2011	2010	2011	2010

Operating revenues:
Truckload	$110,798	$97,055	$208,111	$183,266
Brokerage	42,165	34,757	78,970	67,161
Intermodal	26,998	22,492	50,510	42,921

Total operating revenues	179,961	154,304	337,591	293,348

Operating expenses:
Purchased transportation	139,631	116,894	260,090	222,301
Commissions expense	10,675	9,882	20,581	18,861
Other operating expense	3,235	3,835	6,939	7,249
Selling, general, and administrative	13,223	13,132	25,946	25,884
Insurance and claims	4,189	3,801	8,326	8,130
Depreciation and amortization	2,897	2,692	5,768	5,385

Total operating expenses	173,850	150,236	327,650	287,810

Income from operations	6,111	4,068	9,941	5,538

Interest income	31	33	48	66

Interest expense	(4)	(7)	(4)	(16)

Other non-operating income	168	3,699	1,158	5,595

Income before provision for income taxes	6,306	7,793	11,143	11,183

Provision for income taxes	2,371	3,220	4,309	4,545

Net income	$3,935	$4,573	$6,834	$6,638

Earnings per common share:
Basic	$0.25	$0.29	$0.44	$0.42
Diluted	$0.25	$0.29	$0.44	$0.42
Weighted average number of common shares outstanding:
Basic	15,614	15,980	15,623	15,980
Diluted	15,614	15,980	15,623	15,980

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$—	$—	$—	$—
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—

Net impairment loss recognized in earnings	$—	$—	$—	$—

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Twenty-six weeks ended July 2, 2011 and July 3, 2010

(In thousands)

	2011	2010
Cash flows from operating activities:
Net income	$6,834	$6,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,768	5,385
Gain on sale of marketable securities	(842)	(5,370)
(Gain) loss on disposal of property and equipment	(9)	126
Provision for doubtful accounts	646	837
Deferred income taxes	(20)	(1,549)
Change in assets and liabilities:
Accounts receivable	(13,114)	(9,359)
Prepaid income taxes, prepaid expenses and other assets	(1,639)	2,216
Due from CenTra and affiliates	(521)	(41)
Accounts payable, accrued expenses and other current liabilities	4,603	(1,639)
Other long-term liabilities	840	145

Net cash provided by (used in) operating activities	2,546	(2,611)

Cash flows from investing activities:
Capital expenditures	(5,996)	(4,200)
Proceeds from the sale of property and equipment	461	225
Purchases of marketable securities	(560)	(2,459)
Proceeds from sale of marketable securities	1,006	11,364
Payment of earnouts related to acquisitions	—	(118)
Acquisition of businesses	(775)	(400)

Net cash (used in) provided by investing activities	(5,864)	4,412

Cash flows from financing activities:
Repayment of long-term debt	—	(550)
Payment of earnout obligations related to acquisitions	(147)	(169)
Purchases of treasury stock	(1,129)	—

Net cash used in financing activities	(1,276)	(719)

Net (decrease) increase in cash and cash equivalents	(4,594)	1,082
Cash and cash equivalents – beginning of period	6,261	953

Cash and cash equivalents – end of period	$1,667	$2,035

Supplemental cash flow information:
Cash paid for interest	$4	$16

Cash paid for income taxes	$5,605	$5,314

Acquisition of businesses:
Fair value of assets acquired, including goodwill	$1,406	$5,884
Liabilities assumed	—	(2,453)
Advances made for acquisitions of businesses in 2010	—	(2,647)
Cash paid in 2011 for 2010 acquisitions of businesses	—	150
Acquisition obligations	(631)	(534)

Net cash paid for acquisitions of businesses	$775	$400

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

Twenty-six Weeks ended July 2, 2011 and July 3, 2010

Non-cash financing transactions (Note 3):

During each of the twenty-six week periods ended July 2, 2011 and July 3, 2010, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90,000 as a reduction of the loan and as a reduction of the underlying land improvements.

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

In addition to the management services described above, UTSI purchases other services from CenTra and affiliates. Following is a schedule of cost incurred for services provided by CenTra and affiliates. The amounts charged to UTSI for the thirteen weeks and twenty-six weeks ended July 2, 2011 and July 3, 2010 are presented in the table below (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Management services	$244	$266	$493	$537
Building and terminal rents	141	128	285	265
Maintenance services	65	44	116	124
Personal liability and property damage insurance	3,779	3,545	7,149	6,755
Health and other insurance	865	960	1,729	1,900

Total	$5,094	$4,943	$9,772	$9,581

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Transactions with CenTra and Affiliates - continued

Operating revenues from freight services provided to CenTra for the thirteen and twenty-six weeks ended July 2, 2011 were $665,000 and $737,000, respectively. Operating revenues from freight services provided to CenTra for the thirteen and twenty-six weeks ended July 3, 2010 were $19,000 and $24,000, respectively.

During the thirteen and twenty-six weeks ended July 2, 2011, the Company charged CenTra approximately $84,000 and $150,000, respectively, for vehicle maintenance services performed during the period. For the thirteen and twenty-six weeks ended July 3, 2010, the Company charged CenTra approximately $61,000 and $85,000, respectively.

As of July 2, 2011 and December 31, 2010, amounts due from CenTra and affiliates were $601,000 and $80,000, respectively.

During the thirteen weeks ended July 2, 2011, the Company purchased five tractors from an affiliate of CenTra for $175,000.

The Company also retained the law firm of Sullivan Hincks & Conway to provide legal services during the period. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Amounts paid for legal services during the thirteen and twenty-six weeks ended July 2, 2011 were $95,000 and $233,000, respectively. Amount paid for legal services during the thirteen and twenty-six weeks ended July 3, 2010 was $37,000.

(3)	Debt

On October 28, 2010, the Company and KeyBank National Association, or KeyBank, entered into an Amended and Restated Loan Agreement and Promissory Note, collectively referred to as the Agreement, for the period October 25, 2010 to October 24, 2011, thereby replacing the previous loan agreements. Under the Agreement with KeyBank, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.19% at July 2, 2011). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of July 2, 2011 the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at July 2, 2011 or December 31, 2010, and there were letters of credit aggregating $650,000 and $1,300,000 issued against the line, respectively.

On May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County forgave $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction of the loan and as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal was due at maturity on January 31, 2011; however, at Realty’s option, the maturity date could have been extended until January 31, 2021. In June 2010, the Company repaid $550,000 of the remaining principal balance. As of July 2, 2011 and December 31, 2010, the outstanding balance under the loan was $0 and $90,000 (presented under other current liabilities), respectively.

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

The following table provides a reconciliation of the number of weighted average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Weighted average number of common shares	15,614	15,980	15,623	15,980

Incremental shares from assumed exercise of stock options	—	—	—	—

Weighted average number of common shares and common share equivalents	15,614	15,980	15,623	15,980

For both the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010, 187,500 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(5)	Stock Based Compensation

In December 2004, UTSI’s board of directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of July 2, 2011 and July 3, 2010 was $0.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Stock Based Compensation – (continued)

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2011	187,500	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at July 2, 2011	187,500	$22.50

Exercisable	187,500	$22.50

(6)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$3,935	$4,573	$6,834	$6,638

Other comprehensive income (loss):
Unrealized holding gains(losses) on available-for-sale investments arising during the period, net of income tax	(4)	154	591	3,383
(Gains) on available-for-sale investments reclassified into income:
Realized gains, net of income tax	—	(2,130)	(516)	(3,188)

Net gain (loss) recognized in other comprehensive income	(4)	(1,976)	75	195

Total comprehensive income	$3,931	$2,597	$6,909	$6,833

Accumulated other comprehensive income at July 2, 2011 of $2,316,000 represents the unrealized holding gains on available–for-sale investments of $3,776,000, net of related income taxes of $1,460,000. At July 2, 2011, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $3,996,000 and $220,000, respectively.

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

In March 2011, the Company acquired certain assets of Hart Transportation, Inc., or Hart, based in Jacksonville, Florida through a Limited Asset Purchase Agreement for approximately $1,406,000. Hart is primarily a regional provider of van and flatbed services throughout the Southeastern United States. Included in the purchase price is approximately $356,000 of additional consideration estimated to be paid to the former owner of Hart based on a percentage of revenues generated during the period from April 1, 2011 to March 31, 2014. As of July 2, 2011 the fair value of the earnout liability was $329,000. As of July 2, 2011, $775,000 of the original purchase price was paid in cash. The Company used cash and cash equivalents to finance the acquisition. The remaining amount is included in accrued expenses and other current liabilities. Pursuant to the acquisition, Hart operates as part of Universal Am-Can, Ltd.

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

The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	July 2, 2011
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$810	$—	$—	$810
Marketable securities	15,447	—	—	15,447

Total	$16,257	$—	$—	$16,257

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$59	$—	$—	$59
Marketable securities	15,041	—	—	15,041

Total	$15,100	$—	$—	$15,100

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Marketable securities – Marketable securities represent equity securities, which consist of common and preferred stocks, are actively traded on public exchanges and are listed as Level 1 assets. Fair value was measured based on quoted prices for these securities in active markets.

(9)	Marketable Securities

At July 2, 2011, marketable securities, all of which are available-for-sale, consist of common stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Marketable Securities- continued

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At July 2, 2011
Equity Securities	$11,671	$3,996	$(220)	$15,447

At December 31, 2010
Equity Securities	$11,276	$3,993	$(228)	$15,041

Included in equity securities at July 2, 2011 are securities with a fair value of $1,331,000 with a cumulative loss position of $220,000, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The following table shows the gross unrealized holding losses and fair value of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position at July 2, 2011 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$418	$44	$913	$176	$1,331	$220

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the oil and gas and banking industries. The fair value and unrealized losses are distributed in 10 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at July 2, 2011. The Company from time to time invests cash in excess of its current needs in marketable securities, much of which is held in equity securities, which are actively traded on public exchanges. It is the philosophy of the Company to minimize the risk of capital loss without foregoing the potential for capital appreciation through investing in value-and-income oriented investments. However, holding equity securities subjects the Company to fluctuations in the market value of its investment portfolio based on current market prices, and a drop in market prices or other unstable market conditions could cause a loss in the value of the Company’s marketable securities.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update, or ASU, 2010-28, which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires reporting entities with a zero or negative carrying value to assess whether it is more likely than not that a goodwill impairment exists after considering qualitative factors. Based on an assessment of these factors, if an entity concludes that it is more likely than not that a goodwill impairment may exists, the entity must perform step 2 of the goodwill impairment test. This ASU is effective for impairment tests performed during entities’ fiscal years that begin after December 15, 2010, which for the Company will be the impairment test performed as of last day of our 2nd fiscal quarter in 2011. The Company believes once applied, the ASU will not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and twenty-six weeks ended July 2, 2011, approximately 86.5% and 85.7%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $2.7 million and $6.0 million, respectively.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010, as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	77.6	75.8	77.0	75.8
Commissions expense	5.9	6.4	6.1	6.4
Other operating expenses	1.8	2.5	2.1	2.5
Selling, general and administrative	7.3	8.5	7.7	8.8
Insurance and claims	2.3	2.5	2.5	2.8
Depreciation and amortization	1.6	1.7	1.7	1.8

Total operating expenses	96.6	97.4	97.1	98.1

Operating income	3.4	2.6	2.9	1.9
Interest income, net	—	—	—	—
Other non-operating income	0.1	2.4	0.3	1.9

Income before provision for income taxes	3.5	5.0	3.3	3.8
Provision for income taxes	1.3	2.1	1.3	1.5

Net income	2.2%	3.0%	2.0%	2.3%

Twenty-six Weeks Ended July 2, 2011 Compared to Twenty-six Weeks Ended July 3, 2010

Operating revenues. Operating revenues for the twenty-six weeks ended July 2, 2011 increased by $44.2 million, or 15.1%, to $337.6 million from $293.3 million for the twenty-six weeks ended July 3, 2010. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload, brokerage and intermodal operations, an increase in fuel surcharges, and increases in our operating revenues per loaded mile,. The number of loads from our combined truckload, brokerage and intermodal operations was 392,700 for the twenty-six weeks ended July 2, 2011 compared to 369,200 for the twenty-six weeks ended July 3, 2010. Included in operating revenues are fuel surcharges of $42.9 million for the twenty-six weeks ended July 2, 2011 compared to $26.3 million for the twenty-six weeks ended July 3, 2010. For the twenty-six weeks ended July 2, 2011, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.35 from $2.09 for the twenty-six weeks ended July 3, 2010. Included in operating revenues is approximately $3.9 million of truckload revenues attributable to our acquisition made in the first quarter 2011. Excluding the effects of this acquisition, revenue from our truckload operations increased by $20.9 million, or 11.4%, to $204.2 million for the twenty-six weeks ended July 2, 2011 from $183.3 million for the twenty-six weeks ended July 3, 2010. Revenue from our brokerage operations increased by $11.8 million, or 17.6%, to $79.0 million for the twenty-six weeks ended July 2, 2011 compared to $67.2 million for the twenty-six weeks ended July 3, 2010. Revenue from our intermodal support services increased by $7.6 million, or 17.7%, to $50.5 million for the twenty-six weeks ended July 2, 2011 from $42.9 million for the twenty-six weeks ended July 3, 2010.

Purchased transportation. Purchased transportation expense for the twenty-six weeks ended July 2, 2011 increased by $37.8 million, or 17.0%, to $260.1 million from $222.3 million for the twenty-six weeks ended July 3, 2010. As a percentage of operating revenues, purchased transportation expense increased to 77.0% for the twenty-six weeks ended July 2, 2011 from 75.8% for the twenty-six weeks ended July 3, 2010. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators, and a higher cost of transportation in our brokerage business.

Commissions expense. Commissions expense for the twenty-six weeks ended July 2, 2011 increased by $1.7 million, or 9.1%, to $20.6 million from $18.9 million for the twenty-six weeks ended July 3, 2010. As a percentage of operating revenues, commissions expense decreased to 6.1% for the twenty-six weeks ended July 2, 2011 compared to 6.4% for the twenty-six weeks ended July 3, 2010. The absolute increase was primarily due to the increase in our operating revenues. Commissions expense generally increases or decreases in proportion to the revenues. As a percentage of revenues, the decrease in commissions expense is due to an increase in fuel surcharges, which are passed on through to our owner operators, and as such, no commission is paid.

Other operating expense. Other operating expense for the twenty-six weeks ended July 2, 2011 decreased by $0.3 million, or 4.3%, to $6.9 million from $7.2 million for the twenty-six weeks ended July 3, 2010. As a percentage of operating revenues, other operating expense decreased to 2.1% for the twenty-six weeks ended July 2, 2011 compared to 2.5% for the twenty-six weeks ended July 3, 2010. The absolute decrease was primarily due to decreases in repairs and maintenance cost of $0.2 million, property and other operating taxes of $0.3 million and other operating expenses of $0.1 million. These decreases were partially offset by an increase in permit costs of $0.3 million.

Selling, general and administrative. Selling, general and administrative expense for the twenty-six weeks ended July 2, 2011 remained consistent at $25.9 million compared to the twenty-six weeks ended July 3, 2010. As a percentage of operating revenues, selling, general and administrative expense decreased to 7.7% for the twenty-six weeks ended July 2, 2011 from 8.8% for the twenty-six weeks ended July 3, 2010. Included in selling, general and administrative expense for the twenty-six weeks ended July 2, 2011 were increases in salaries and wage expense of $0.8 million, professional fees of $0.2 million, and other selling, general, and administrative expense of $0.2 million. These increases were offset by decreases in our provision for bad debts and uncollectible agent loans of $0.7 million and building rents of $0.4 million.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended July 2, 2011 increased by $0.2 million, or 2.4%, to $8.3 million from $8.1 million for the twenty-six weeks ended July 3, 2010. As a percentage of operating revenues, insurance and claims expense decreased to 2.5% for the twenty-six weeks ended July 2, 2011 from 2.8% for the twenty-six weeks ended July 3, 2010. The absolute increase is the result of an increase in our cargo claims expense.

Depreciation and amortization. Depreciation and amortization for the twenty-six weeks ended July 2, 2011 increased by $0.4 million, or 7.1%, to $5.8 million from $5.4 million for the twenty-six weeks ended July 3, 2010. The absolute increase is primarily the results of additional depreciation on our capital expenditures made throughout 2010 and the first half of 2011.

Interest expense (income), net. Net interest income for the twenty-six weeks ended July 2, 2011 was $44 thousand compared to $50 thousand for the twenty-six weeks ended July 3, 2010.

Other non-operating income. Other non-operating income for the twenty-six weeks ended July 2, 2011 was $1.1 million compared to $5.6 million for the twenty-six weeks ended July 3, 2010. Included in other non-operating income for the twenty-six weeks ended July 2, 2011 were $0.8 million of gains on the sales of marketable securities compared to $5.4 million for the twenty-six weeks ended July 3, 2010.

Provision for income taxes. Provision for income taxes for the twenty-six weeks ended July 2, 2011 decreased by $0.2 million, to $4.3 million from $4.5 million for the twenty-six weeks ended July 3, 2010. The decrease was primarily attributable to decreases in our taxable income and in our effective tax rate. For the twenty-six weeks ended July 2, 2011 and July 3, 2010, we had an effective income tax rate of 38.7% and 40.6%, respectively, based upon our income before provision for income taxes. Included in the twenty-six weeks ended July 3, 2010 was additional expense due to prior period adjustments to our state income taxes.

Thirteen Weeks Ended July 2, 2011 Compared to Thirteen Weeks Ended July 3, 2010

Operating revenues. Operating revenues for the thirteen weeks ended July 2, 2011 increased by $25.7 million, or 16.6%, to $180.0 million from $154.3 million for the thirteen weeks ended July 3, 2010. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload, brokerage and intermodal operations, an increase in fuel surcharges, and increases in our operating revenues per loaded mile. The number of loads from our combined truckload, brokerage and intermodal operations was 205,000 for the thirteen weeks ended July 2, 2011 compared to 190,000 for the thirteen weeks ended July 3, 2010. Included in operating revenues are fuel surcharges of $25.0 million for the thirteen weeks ended July 3, 2011 compared to $14.6 million for the thirteen weeks ended July 3, 2010. For the thirteen weeks ended July 2, 2011, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.42 from $2.16 for the thirteen weeks ended July 3, 2010. Included in operating revenues is approximately $3.5 million of truckload revenues attributable to our acquisition made in the first quarter 2011. Excluding the effects of this acquisition, revenue from our truckload operations increased by $10.3 million, or 10.6%, to $107.3 million for the thirteen weeks ended July 2, 2011 from $97.0 million for the thirteen weeks ended July 3, 2010. Revenue from our brokerage operations increased by $7.4 million, or 21.3%, to $42.2 million for the thirteen weeks ended July 2, 2011 compared to $34.8 million for the thirteen weeks ended July 3, 2010. Revenue from our intermodal support services increased by $4.5 million, or 20.0%, to $27.0 million for the thirteen weeks ended July 2, 2011 from $22.5 million for the thirteen weeks ended July 3, 2010.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended July 2, 2011 increased by $22.7 million, or 19.5%, to $139.6 million from $116.9 million for the thirteen weeks ended July 3, 2010. As a percentage of operating revenues, purchased transportation expense increased to 77.6% for the thirteen weeks ended July 2, 2011 from 75.8% for the thirteen weeks ended July 3, 2010. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators, and a higher cost of transportation in our brokerage business.

Commissions expense. Commissions expense for the thirteen weeks ended July 2, 2011 increased by $0.8 million, or 8.0%, to $10.7 million from $9.9 million for the thirteen weeks ended July 3, 2010. As a percentage of operating revenues, commissions expense decreased to 5.9% for the thirteen weeks ended July 2, 2011 compared to 6.4% for the thirteen weeks ended July 3, 2010. The absolute increase was primarily due to the increase in our operating revenues. Commissions expense generally increases or decreases in proportion to the revenues. As a percentage of revenues, the decrease in commissions expense is due to an increase in fuel surcharges, which are passed on through to our owner operators, and as such, no commission is paid.

Other operating expense. Other operating expense for the thirteen weeks ended July 2, 2011 decreased by $0.6 million, or 15.7%, to $3.2 million from $3.8 million for the thirteen weeks ended July 3, 2010. As a percentage of operating revenues, other operating expense decreased to 1.8% for the thirteen weeks ended July 2, 2011 compared to 2.5% for the thirteen weeks ended July 3, 2010. The absolute decrease was primarily due to decreases in repairs and maintenance cost of $0.3 million, property and other operating taxes of $0.2 million and other operating expenses of $0.2 million. These decreases were partially offset by an increase in permit costs of $0.1 million.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended July 2, 2011 increased by $0.1 million, or 0.7%, to $13.2 million from $13.1 million for the thirteen weeks ended July 3, 2010. As a percentage of operating revenues, selling, general and administrative expense decreased to 7.3% for the thirteen weeks ended July 2, 2011 from 8.5% for the thirteen weeks ended July 3, 2010. The absolute increase was primarily the result of increases in salaries and wage expense of $0.4 million, travel and entertainment expense of $0.1 million, and other selling, general, and administrative expense of $0.1 million. These increases were partially offset by decreases in our provision for bad debts and uncollectible agent loans of $0.4 million and building rents of $0.1 million

Insurance and claims. Insurance and claims expense for the thirteen weeks ended July 2, 2011 increased by $0.4 million, or 10.2%, to $4.2 million from $3.8 million for the thirteen weeks ended July 3, 2010. As a percentage of operating revenues, insurance and claims decreased to 2.3% for the thirteen weeks ended July 2, 2011 from 2.5% for the thirteen weeks ended July 3, 2010. The absolute increase is the result of an increase in our cargo claims expense.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended July 2, 2011 increased by $0.2 million, or 7.7%, to $2.9 million from $2.7 million for the thirteen weeks ended July 3, 2010. The absolute increase is primarily the result of additional depreciation on our capital expenditures made throughout 2010 and the first half of 2011.

Interest expense (income), net. Net interest income for the thirteen weeks ended July 2, 2011 was $27 thousand compared to $26 thousand for the thirteen weeks ended July 3, 2010.

Other non-operating income. Other non-operating income for the thirteen weeks ended July 2, 2011 was $0.2 million compared to $3.7 million for the thirteen weeks ended July 3, 2010. Included in other non-operating income for thirteen weeks ended July 3, 2010 were $3.6 million of gains on the sales of marketable securities.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended July 2, 2011 decreased by $0.8 million to $2.4 million from $3.2 million for the thirteen weeks ended July 3, 2010. The decrease was primarily attributable to decreases in our taxable income and in our effective tax rate. For the thirteen weeks ended July 2, 2011 and July 3, 2010, we had an effective income tax rate of 37.6% and 41.3%, respectively, based upon our income before provision for income taxes. Included in the thirteen weeks ended July 3, 2010 was additional expense due to prior period adjustments to our state income taxes.

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

The Company has recently expanded its domestic intermodal operations through the acquisition of 53’ containers. Through the end of 2011, the Company expects to add an additional 300 containers to provide for expansion in this business line. We expect to have limited capital expenditure requirements relating to the maintenance of this equipment; however, we will continue to acquire additional containers to meet our business needs.

During the thirteen and twenty-six weeks ended July 2, 2011, we made capital expenditures totaling $2.7 million and $6.0 million, respectively. These expenditures primarily consisted of tractors, trailers, containers and computer, office, and miscellaneous equipment.

Through the end of 2011, exclusive of acquisitions, if any, we expect to incur capital expenditures of $2.6 million to $3.6 million relating to real property acquisitions and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $12.2 million to $12.7 million for tractors, trailers, containers, chassis, and other equipment.

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

Unsecured Line of Credit

On October 28, 2010, the Company and KeyBank National Association, or KeyBank, entered into an Amended and Restated Loan Agreement and Promissory Note, collectively referred to as the Agreement, for the period October 25, 2010 to October 24, 2011, thereby replacing the previous loan agreements. Under the Agreement with KeyBank, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.19% at July 2, 2011). The Agreement governing our unsecured line of credit contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of July 2, 2011, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at July 2, 2011, and there were letters of credit aggregating $650,000 issued against the line.

Discussion of Cash Flows

At July 2, 2011, we had cash and cash equivalents of $1.7 million compared to $6.3 million at December 31, 2010. The decrease in cash and cash equivalents of $4.6 million for the twenty-six weeks ended July 2, 2011 resulted from $5.9 million in cash used in investing activities and $1.3 million in cash used in financing activities. These decreases were partially offset by $2.5 million in cash provided by operations.

The $5.9 million in net cash used in investing activities for the twenty-six weeks ended July 2, 2011 consisted of $6.0 million of capital expenditures, $0.6 million in purchases of marketable securities, and $0.8 million for the acquisition of businesses, offset by $1.0 million in proceeds from the sales of marketable securities and $0.5 million in proceeds from the sale of property and equipment.

The $1.3 million in cash used in financing activities for the twenty-six weeks ended July 2, 2011 consisted of $1.1 million in the purchases of treasury stock and $0.2 for the payments of earnout obligations.

The $2.5 million in net cash provided by operations was primarily attributed to $6.8 million of net income adjusted for $5.8 million of non-cash charges for depreciation and amortization, a $0.8 million gain on the sales of marketable securities, $0.6 million of non-cash charges for provisions for doubtful accounts, and an increase in the working capital position of the Company of $9.8 million. The increase in the working capital position is primarily the result of an increase in accounts receivable due to increased revenue and an increase in prepaid expenses and other assets. These increases are partially offset by increases in accounts payable and other current liabilities, and other long-term liabilities.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2010. There have been no changes in the accounting policies followed by us during the twenty-six weeks ended July 2, 2011.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the second, third and fourth quarters.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen or twenty-six weeks ended July 2, 2011. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2011, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the twenty-six weeks ended July 2, 2011 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its Common Stock during the period from April 3, 2011 to July 2, 2011, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

April 2, 2011			500,700	299,300
Apr. 3, 2011 – Apr. 30, 2011	—	$—	500,700	299,300
May 1, 2011 – May 28, 2011	7,800	15.84	508,500	291,500
May 29, 2011 – July 2, 2011	18,400	15.04	526,900	273,100

Total	26,200	$15.28	526,900	273,100

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: (REMOVED AND RESERVED)

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 000-51142))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: August 10, 2011	By:	/s/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: August 10, 2011	By:	/s/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer