Form 10-Q
period 2011-10-01
Universal Truckload Services, Inc.
filed 2011-11-09
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

or

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

    Yes   ☐     No   ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of October 31, 2011 was 15,555,183.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	October 1, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,376	$6,261
Marketable securities	15,275	15,041
Accounts receivable – net of allowance for doubtful accounts of $3,485 and $4,540, respectively	87,385	68,833
Due from CenTra and affiliates	254	80
Prepaid income taxes	3,026	1,821
Prepaid expenses and other	6,086	6,488
Deferred income taxes	4,141	2,973

Total current assets	117,543	101,497

Property and equipment	121,969	116,461
Less accumulated depreciation	(41,860)	(38,255)

Property and equipment – net	80,109	78,206

Goodwill	17,722	17,231
Intangible assets – net of accumulated amortization of $18,377 and $15,803, respectively	10,319	11,977
Other assets	2,895	3,137

Total assets	$228,588	$212,048

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,817	$23,773
Line of credit	4,253	—
Accrued expenses and other current liabilities	20,340	18,521

Total current liabilities	63,410	42,294
Long-term liabilities:
Deferred income taxes	6,311	5,425
Other long-term liabilities	1,251	118

Total long-term liabilities	7,562	5,543

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 15,555,183 and 15,667,483 shares outstanding at October 1, 2011 and December 31, 2010, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury Stock, at cost; 567,300 and 455,000 shares at October 1, 2011 and December 31, 2010, respectively	(8,325)	(6,625)
Retained earnings	69,273	72,559
Accumulated other comprehensive income, net of income taxes of $(388) and $(1,524), respectively	632	2,241

Total shareholders’ equity	157,616	164,211

Total liabilities and shareholders’ equity	$228,588	$212,048

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

October 1, 2011 and October 2, 2010

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2011	2010	2011	2010
Operating revenues:
Truckload	$110,896	$94,980	$319,007	$278,246
Brokerage	48,588	39,186	127,558	106,347
Intermodal	28,062	22,296	78,572	65,217

Total operating revenues	187,546	156,462	525,137	449,810

Operating expenses:
Purchased transportation	144,413	119,333	404,503	341,634
Commissions expense	10,974	10,072	31,555	28,933
Other operating expense	3,519	3,020	10,458	10,269
Selling, general, and administrative	13,116	11,877	39,062	37,761
Insurance and claims	4,155	4,715	12,481	12,845
Depreciation and amortization	2,947	2,790	8,715	8,175

Total operating expenses	179,124	151,807	506,774	439,617

Income from operations	8,422	4,655	18,363	10,193

Interest income	13	33	61	99

Interest expense	(9)	(2)	(13)	(18)

Other non-operating income (expense), net	233	225	1,391	5,820

Income before provision for income taxes	8,659	4,911	19,802	16,094

Provision for income taxes	3,224	1,979	7,533	6,524

Net income	$5,435	$2,932	$12,269	$9,570

Earnings per common share:
Basic	$0.35	$0.18	$0.79	$0.60
Diluted	$0.35	$0.18	$0.79	$0.60
Weighted average number of common shares outstanding:
Basic	15,574	15,925	15,607	15,962
Diluted	15,574	15,925	15,607	15,962

Dividends paid per common share	$1.00	$—	$1.00	$—

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$—	$—	$—	$—
Portion of loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	$—	$—	$—	$—

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirty-nine Weeks ended October 1, 2011 and October 2, 2010

(In thousands)

	2011	2010
Cash flows from operating activities:
Net income	$12,269	$9,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,715	8,175
Gains on sale of marketable securities	(916)	(5,370)
(Gain) losses on disposal of property and equipment	(102)	168
Provision for doubtful accounts	1,135	968
Deferred income taxes	854	(1,962)
Change in assets and liabilities:
Accounts receivable	(19,687)	(10,546)
Prepaid income taxes, prepaid expenses, and other assets	(561)	1,771
Due from CenTra and affiliates	(174)	(192)
Accounts payable, accrued expenses and other current liabilities	16,817	418
Other long-term liabilities	1,133	315

Net cash provided by operating activities	19,483	3,315

Cash flows from investing activities:
Capital expenditures	(8,850)	(7,577)
Proceeds from the sale of property and equipment	817	245
Purchases of marketable securities	(3,309)	(2,462)
Proceeds from sale of marketable securities	1,246	11,364
Payment of earnouts related to acquisitions	—	(183)
Acquisition of businesses	(1,050)	(400)

Net cash (used in) provided by investing activities	(11,146)	987

Cash flows from financing activities:
Borrowings under credit agreement	4,253	—
Payment of earnout obligations related to acquisitions	(220)	(267)
Repayment of long-term debt	—	(550)
Dividends paid	(15,555)	—
Purchases of treasury stock	(1,700)	(1,458)

Net cash used in financing activities	(13,222)	(2,275)

Net (decrease) increase in cash and cash equivalents	(4,885)	2,027
Cash and cash equivalents – beginning of period	6,261	953

Cash and cash equivalents – end of period	$1,376	$2,980

Supplemental cash flow information:
Cash paid for interest	$5	$18

Cash paid for income taxes	$7,379	$8,572

Acquisition of businesses:
Fair value of assets acquired, including goodwill	$1,406	$5,884
Liabilities assumed	—	(2,453)
Advances made for acquisitions of businesses in 2009	—	(2,647)
Cash paid in 2010 for 2009 acquisitions of businesses	—	150
Acquisition obligations	(356)	(534)

Net cash paid for acquisitions of businesses	$1,050	$400

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows – Continued

Thirty-nine Weeks ended October 1, 2011 and October 2, 2010

Non-cash financing transactions (Note 3):

During each of the thirty-nine week periods ended October 1, 2011 and October 2, 2010, the Company recorded the forgiveness of the loan from the County of Cuyahoga, Ohio of $90,000 as a reduction of the loan and as a reduction of the underlying land improvements.

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

In addition to the management services described above, UTSI purchases other services from CenTra and affiliates. Following is a schedule of cost incurred for services provided by CenTra and affiliates. The amounts charged to UTSI for the thirteen weeks and thirty-nine weeks ended October 1, 2011 and October 2, 2010 are presented in the table below (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Management services	$243	$266	$736	$803
Building and terminal rents	142	137	427	402
Maintenance services	21	38	137	162
Personal liability and property damage insurance	3,757	3,776	10,906	10,531
Health and other insurance	838	899	2,567	2,799

Total	$5,001	$5,116	$14,773	$14,697

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(2)	Transactions with CenTra and Affiliates—continued

Operating revenues from freight services provided to CenTra for the thirteen and thirty-nine weeks ended October 1, 2011 were $97,000 and $834,000. Operating revenues from freight services provided to CenTra for the thirteen and thirty-nine weeks ended October 2, 2010 were $57,000 and $81,000.

During the thirteen and thirty-nine weeks ended October 1, 2011, the Company charged CenTra approximately $77,000 and $227,000, respectively, for vehicle maintenance services performed during the period. For the thirteen and thirty-nine weeks ended October 2, 2010, the Company charged CenTra approximately $80,000 and $165,000, respectively, for such services during the period.

As of October 1, 2011 and December 31, 2010, amounts due from CenTra and affiliates were $254,000 and $80,000, respectively.

During the thirty-nine weeks ended October 1, 2011, the Company purchased five tractors from an affiliate of CenTra for $175,000.

The Company also retained the law firm of Sullivan Hincks & Conway to provide legal services during the period. Daniel C. Sullivan, a member of the Company’s board of directors, or the Board, is a partner at Sullivan Hincks & Conway. Amounts paid for legal services during the thirteen and thirty-nine weeks ended October 1, 2011 were $60,000 and $293,000, respectively. Amount paid for legal services during the thirteen and thirty-nine weeks ended October 2, 2010 was $181,000 and $218,000, respectively.

(3)	Debt

On October 28, 2010, the Company and KeyBank National Association, or KeyBank, entered into an Amended and Restated Loan Agreement and Promissory Note, collectively referred to as the Agreement, for the period October 25, 2010 to October 24, 2011, thereby replacing the previous loan agreements. Under the Agreement, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.24% at October 1, 2011). The Agreement contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of October 1, 2011, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at October 1, 2011 or December 31, 2010, and there were letters of credit aggregating $650,000 and $1,300,000 issued against the line, respectively.

On May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County forgave $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction of the loan and as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal was due at maturity on January 31, 2011; however, in June 2010, the Company repaid $550,000 of the remaining principal balance. As of October 1, 2011 and December 31, 2010, the outstanding balance under the loan was $0 and $90,000 (presented under other current liabilities), respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(3)	Debt – continued

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.84% (effective rate of 1.08% at October 1, 2011), and interest is billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of October 1, 2011 and December 31, 2010, the outstanding balance under the line of credit was $4,253,000 and $0, respectively. At October 1, 2011, the maximum available borrowings against the line of credit were $4,525,000. The carrying amount for the line of credit approximates fair value because the interest rate on the line of credit is adjusted frequently.

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

The following table provides a reconciliation of the number of weighted average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Weighted average number of common shares	15,574	15,925	15,607	15,962
Incremental shares from assumed exercise of stock options	—	—	—	—

Weighted average number of common shares and common share equivalents	15,574	15,925	15,607	15,962

For both the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010, 187,500 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(5)	Stock Based Compensation

In December 2004, the Board adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. Prior to January 1, 2006, the Company accounted for stock options issued under the Plan pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation was reflected in net income prior to fiscal year 2006, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The intrinsic value of all outstanding options as of October 1, 2011 and October 2, 2010 was $0.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(5)	Stock Based Compensation – continued

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2011	187,500	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at October 1, 2011	187,500	$22.50

Exercisable	187,500	$22.50

(6)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$5,435	$2,932	$12,269	$9,570
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments arising during the period, net of income tax	(1,633)	909	(1,042)	4,297
(Gains) on available-for-sale investments reclassified into income:
Realized gains, net of income tax	(52)	—	(568)	(3,193)

Net gain (loss) recognized in other comprehensive income	(1,685)	909	(1,610)	1,104

Total comprehensive income	$3,750	$3,841	$10,659	$10,674

Accumulated other comprehensive income at October 1, 2011 of $632,000 represents the net unrealized holding gains on available–for-sale investments of $1,020,000 net of related income tax expense of $388,000. At October 1, 2011, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $2,178,000 and $1,158,000, respectively.

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

In March 2011, the Company acquired certain assets of Hart Transportation, Inc., or Hart, based in Jacksonville, Florida through a Limited Asset Purchase Agreement for approximately $1,406,000. Hart is primarily a regional provider of van and flatbed services throughout the Southeastern United States. Included in the purchase price is approximately $356,000 of additional consideration estimated to be paid to the former owner of Hart based on a percentage of revenues generated during the period from April 1, 2011 to March 31, 2014. As of October 1, 2011, the fair value of the earnout liability was $301,000. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, Hart operates as part of Universal Am-Can, Ltd.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(8)	Fair Value Measurements- continued

The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	October 1, 2011
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$821	$—	$—	$821
Marketable securities	15,275	—	—	15,275

Total	$16,096	$—	$—	$16,096

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$59	$—	$—	$59
Marketable securities	15,041	—	—	15,041

Total	$15,100	$—	$—	$15,100

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Marketable securities – Marketable securities represent equity securities, which consist of common stocks, are actively traded on public exchanges and are listed as Level 1 assets. Fair value was measured based on quoted prices for these securities in active markets.

The carrying amount for the line of credit approximates fair value because the interest rate on the line of credit is adjusted frequently.

(9)	Marketable Securities

At October 1, 2011, marketable securities, all of which are available-for-sale, consist of common stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(9)	Marketable Securities- continued

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At October 1, 2011
Equity Securities	$14,255	$2,178	$(1,158)	$15,275

At December 31, 2010
Equity Securities	$11,276	$3,993	$(228)	$15,041

Included in equity securities at October 1, 2011 are securities with a fair value of $4,334,000 with a cumulative loss position of $1,158,000, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The following table shows the gross unrealized holding losses and fair value of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position at October 1, 2011 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$3,504	$808	$830	$350	$4,334	$1,158

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the banking, oil and gas, pharmaceutical, and transportation industries. The fair value and unrealized losses are distributed in 27 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at October 1, 2011.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(10)	Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update, or ASU, 2011-08, which allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, if the Company chooses that option, the Company would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This ASU is effective for impairment tests performed during entities’ fiscal years that begin after December 15, 2011, which for the Company will be the impairment test performed as of the last day of our 2nd fiscal quarter in 2012. The Company believes once applied, the adoption of the ASU will not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

(12)	Dividends

On September 6, 2011, the Board declared a special one-time cash dividend of $1.00 per common share payable to shareholders of record on September 16, 2011. The payment of this dividend did not violate any of the Company’s financial covenants under the Company’s Loan Agreement with KeyBank. The Company currently intends to retain future earnings to finance the growth, development and expansion of its business and does not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of the Board and will depend on its financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board deems relevant.

(13)	Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. Except for the following matter, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Unaudited Consolidated Financial Statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(12)	Subsequent Events—continued

On October 24, 2011, the Company and KeyBank, entered into a Change in Terms Agreement to the Amended and Restated Loan Agreement and Promissory Note dated October 25, 2010, collectively referred to as the New Agreement, whereby the maturity date of the existing Amended and Restated Loan Agreement and Promissory Note was extended to October 23, 2012. Under the New Agreement, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00%. The New Agreement contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The New Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The New Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and thirty-nine weeks ended October 1, 2011, approximately 86.8% and 86.1%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $2.9 million and $8.9 million, respectively.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010, as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	77.0	76.3	77.0	76.0
Commissions expense	5.9	6.4	6.0	6.4
Other operating expenses	1.9	1.9	2.0	2.3
Selling, general and administrative	7.0	7.6	7.4	8.4
Insurance and claims	2.2	3.0	2.4	2.9
Depreciation and amortization	1.6	1.8	1.7	1.8

Total operating expenses	95.5	97.0	96.5	97.7

Operating income	4.5	3.0	3.5	2.3
Interest income, net	—	—	—	—
Other non-operating income	0.1	0.1	0.3	1.3

Income before provision for income taxes	4.6	3.1	3.8	3.6
Provision for income taxes	1.7	1.3	1.4	1.5

Net income	2.9%	1.9%	2.3%	2.1%

Thirty-nine Weeks Ended October 1, 2011 Compared to Thirty-nine Weeks Ended October 2, 2010

Operating revenues. Operating revenues for the thirty-nine weeks ended October 1, 2011 increased by $75.3 million, or 16.7%, to $525.1 million from $449.8 million for the thirty-nine weeks ended October 2, 2010. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload, brokerage and intermodal operations, an increase in fuel surcharges, and increases in our operating revenues per loaded mile. The number of loads from our combined truckload, brokerage and intermodal operations was 601,000 for the thirty-nine weeks ended October 1, 2011 compared to 555,000 for thirty-nine weeks ended October 2, 2010. Included in operating revenues are fuel surcharges of $66.2 million for the thirty-nine weeks ended October 1, 2011 compared to $40.1 million for the thirty-nine weeks ended October 2, 2010. For the thirty-nine weeks ended October 1, 2011, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.42 from $2.16 for the thirty-nine weeks ended October 2, 2010. Included in truckload revenues is approximately $6.7 million of revenues attributable to our acquisition made in the first quarter 2011. Excluding the effects of this acquisition, revenue from our truckload operations increased by $34.0 million, or 12.2%, to $312.3 million for the thirty-nine weeks ended October 1, 2011 from $278.2 million for the thirty-nine weeks ended October 2, 2010. Included in brokerage revenues is approximately $0.4 million of revenues attributable to our acquisition made in the first quarter 2011. Excluding the effects of this acquisition, revenue from our brokerage operations increased by $20.9 million, or 19.6%, to $127.2 million for the thirty-nine weeks ended October 1, 2011 compared to $106.3 million for the thirty-nine weeks ended October 2, 2010. Intermodal revenue increased by $13.4 million, or 20.5%, to $78.6 million for the thirty-nine weeks ended October 1, 2011 from $65.2 million for the thirty-nine weeks ended October 2, 2010.

Purchased transportation. Purchased transportation expense for the thirty-nine weeks ended October 1, 2011 increased by $62.9 million, or 18.4%, to $404.5 million from $341.6 million for the thirty-nine weeks ended October 2, 2010. As a percentage of operating revenues, purchased transportation expense increased to 77.0% for the thirty-nine weeks ended October 1, 2011 from 76.0% for the thirty-nine weeks ended October 2, 2010. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators.

Commissions expense. Commissions expense for the thirty-nine weeks ended October 1, 2011 increased by $2.6 million, or 9.1%, to $31.5 million from $28.9 million for the thirty-nine weeks ended October 2, 2010. As a percentage of operating revenues, commissions expense decreased to 6.0% for the thirty-nine weeks ended October 1, 2011 compared to 6.4% for thirty-nine weeks ended October 2, 2010. The absolute increase was primarily due to the increase in our operating revenues. Commissions expense generally increases or decreases in proportion to the revenues. As a percentage of revenues, the decrease in commissions expense is due to an increase in fuel surcharges, which are passed on through to our owner operators, and as such, no commission is paid.

Other operating expense. Other operating expense for the thirty-nine weeks ended October 1, 2011 increased by $0.2 million, or 1.8%, to $10.5 million from $10.3 million for the thirty-nine weeks ended October 2, 2010. As a percentage of operating revenues, other operating expense decreased to 2.0% for the thirty-nine weeks ended October 1, 2011 compared to 2.3% for thirty-nine weeks ended October 2, 2010. The absolute increase was primarily due to increases in repairs and maintenance cost of $0.2 million and permit costs of $0.4 million. These increases were partially offset by decreases in property and other operating taxes of $0.2 million and other operating expenses of $0.2 million.

Selling, general and administrative. Selling, general and administrative expense for the thirty-nine weeks ended October 1, 2011 increased by $1.3 million, or 3.4%, to $39.1 million from $37.8 million for the thirty-nine weeks ended October 2, 2010. As a percentage of operating revenues, selling, general and administrative expense decreased to 7.4% for the thirty-nine weeks ended October 1, 2011 compared to 8.4% for thirty-nine weeks ended October 2, 2010. The absolute increase was primarily the result of increases in salaries and wage expense of $1.4 million and other selling, general, and administrative costs of $0.8 million. These increases were partially offset by decreases in our provision for bad debts and uncollectible agent loans of $0.3 million and building rents of $0.5 million, as well as a decrease in the gains on the sale of equipment of $0.2 million.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended October 1, 2011 decreased by $0.3 million, or 2.8%, to $12.5 million from $12.8 million for the thirty-nine weeks ended October 2, 2010. As a percentage of operating revenues, insurance and claims decreased to 2.4% for the thirty-nine weeks ended October 1, 2011 from 2.9% for the thirty-nine weeks ended October 2, 2010. The absolute decrease is the result of decreases in our cargo claims expense of $0.1 million, other contractor insurance and safety costs of $0.1 million and in our auto liability insurance premiums and claims expense of $0.1 million.

Depreciation and amortization. Depreciation and amortization for the thirty-nine weeks ended October 1, 2011 increased by $0.5 million, or 6.6%, to $8.7 million from $8.2 million for the thirty-nine weeks ended October 2, 2010. As a percent of operating revenues, depreciation and amortization decreased to 1.7% for the thirty-nine weeks ended October 1, 2011 from 1.8% for the thirty-nine weeks ended October 2, 2010. The absolute increase is primarily the result of additional depreciation on our capital expenditures made throughout 2010 and 2011.

Interest expense (income), net. Net interest income for the thirty-nine weeks ended October 1, 2011 was $48 thousand compared to $81 thousand for the thirty-nine weeks ended October 2, 2010.

Other non-operating income. Other non-operating income for the thirty-nine weeks ended October 1, 2011 was $1.4 million compared to $5.8 million for the thirty-nine weeks ended October 2, 2010. Included in other non-operating income for the thirty-nine weeks ended October 1, 2011 were $0.9 million of gains on the sales of marketable securities compared to $5.4 million for the thirty-nine weeks ended October 2, 2010.

Provision for income taxes. Provision for income taxes for the thirty-nine weeks ended October 1, 2011 increased by $1.0 million to $7.5 million from $6.5 million for the thirty-nine weeks ended October 2, 2010. The increase was primarily attributable to an increase in our taxable income, which was partially offset by a decrease in our effective tax rate. For the thirty-nine weeks ended October 1, 2011 and October 2, 2010, we had an effective income tax rate of 38.0% and 40.5%, respectively, based upon our income before provision for income taxes. Included in the thirty-nine weeks ended October 2, 2010 was additional income tax expense due to prior period adjustments to our state income taxes.

Thirteen Weeks Ended October 1, 2011 Compared to Thirteen Weeks Ended October 2, 2010

Operating revenues. Operating revenues for the thirteen weeks ended October 1, 2011 increased by $31.0 million, or 19.9%, to $187.5 million from $156.5 million for the thirteen weeks ended October 2, 2010. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload, brokerage and intermodal operations, an increase in fuel surcharges, and increases in our operating revenues per loaded mile. The number of loads from our combined truckload, brokerage and intermodal operations was 208,000 for the thirteen weeks ended October 1, 2011 compared to 186,000 for thirteen weeks ended October 2, 2010. Included in operating revenues are fuel surcharges of $23.3 million for the thirteen weeks ended October 1, 2011 compared to $13.8 million for the thirteen weeks ended October 2, 2010. For the thirteen weeks ended October 1, 2011, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.55 from $2.34 for the thirteen weeks ended October 2, 2010. Included in truckload revenues is approximately $2.8 million of revenues attributable to our acquisition made in the first quarter 2011. Excluding the effects of this acquisition, revenue from our truckload operations increased by $13.0 million, or 13.8%, to $108.0 million for the thirteen weeks ended October 1, 2011 from $95.0 million for the thirteen weeks ended October 2, 2010. Included in brokerage revenues is approximately $0.3 million of revenues attributable to our acquisition made in the first quarter 2011. Excluding the effects of this acquisition, revenue from our brokerage operations increased by $9.1 million, or 23.3%, to $48.3 million for the thirteen weeks ended October 1, 2011 compared to $39.2 million for the thirteen weeks ended October 2, 2010. Intermodal revenue increased by $5.8 million, or 25.9%, to $28.1 million for the thirteen weeks ended October 1, 2011 from $22.3 million for the thirteen weeks ended October 2, 2010.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended October 1, 2011 increased by $25.1 million, or 21.0%, to $144.4 million from $119.3 million for the thirteen weeks ended October 2, 2010. As a percentage of operating revenues, purchased transportation expense increased to 77.0% for the thirteen weeks ended October 1, 2011 from 76.3% for the thirteen weeks ended October 2, 2010. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators, which was partially offset by a decrease in our truckload purchased transportation rates.

Commissions expense. Commissions expense for the thirteen weeks ended October 1, 2011 increased by $0.9 million, or 9.0%, to $11.0 million from $10.1 million for the thirteen weeks ended October 2, 2010. As a percentage of operating revenues, commissions expense decreased to 5.9% for the thirteen weeks ended October 1, 2011 compared to 6.4% for thirteen weeks ended October 2, 2010. The absolute increase was primarily due to the increase in our operating revenues. Commissions expense generally increases or decreases in proportion to the revenues. As a percentage of revenues, the decrease in commissions expense is due to an increase in fuel surcharges, which are passed on through to our owner operators, and an increase in revenues generated by our employee managed terminals, and as such, no commissions are paid.

Other operating expense. Other operating expense for the thirteen weeks ended October 1, 2011 increased by $0.5 million, or 16.5%, to $3.5 million from $3.0 million for the thirteen weeks ended October 2, 2010. As a percentage of operating revenues, other operating expense remained consistent at 1.9% for both the thirteen weeks ended October 1, 2011 and October 2, 2010. The absolute increase was primarily due to increases in repairs and maintenance cost of $0.4 million and permit costs of $0.1 million.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended October 1, 2011 increased by $1.2 million, or 10.4%, to $13.1 million from $11.9 million for the thirteen weeks ended October 2, 2010. As a percentage of operating revenues, selling, general and administrative expense decreased to 7.0% for the thirteen weeks ended October 1, 2011 compared to 7.6% for thirteen weeks ended October 2, 2010. The absolute increase was primarily the result of increases in salaries and wage expense of $0.6 million, other selling, general, and administrative costs of $0.6 million, and our provisions for bad debts and uncollectible agent loans of $0.4 million. These increases were partially offset by decreases in building rents of $0.1 million and professional fees of $0.2 million, as well as a decrease in the gains on the sale of equipment of $0.1 million.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended October 1, 2011 decreased by $0.5 million, or 11.9%, to $4.2 million from $4.7 million for the thirteen weeks ended October 2, 2010. As a percentage of operating revenues, insurance and claims expense decreased to 2.2% for the thirteen weeks ended October 1, 2011 from 3.0% for the thirteen weeks ended October 2, 2010. The absolute decrease is the result of decreases in our cargo claims expense of $0.2 million and in our auto liability insurance premiums and claims expense of $0.3 million.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended October 1, 2011 increased by $0.1 million, or 5.6%, to $2.9 million from $2.8 million for the thirteen weeks ended October 2, 2010. As a percent of operating revenues, depreciation and amortization decreased to 1.6% for the thirteen weeks ended October 1, 2011 from 1.8% for the thirteen weeks ended October 2, 2010. The absolute increase is primarily the result of additional depreciation on our capital expenditures made throughout 2010 and 2011.

Interest expense (income), net. Net interest income for the thirteen weeks ended October 1, 2011 was $4 thousand compared to $31 thousand for the thirteen weeks ended October 2, 2010.

Other non-operating income. Other non-operating income for the thirteen weeks ended October 1, 2011 was $233 thousand compared to $225 thousand for the thirteen weeks ended October 2, 2010.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended October 1, 2011 increased by $1.2 million to $3.2 million from $2.0 million for the thirteen weeks ended October 2, 2010. The increase was primarily attributable to an increase in our taxable income, which was partially offset by a decrease in our effective tax rate. For the thirteen weeks ended October 1, 2011 and October 2, 2010, we had an effective income tax rate of 37.2% and 40.3%, respectively, based upon our income before provision for income taxes. Included in the thirteen weeks ended October 2, 2010 was additional income tax expense due to prior period adjustments to our state income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations, our ability to borrow on margin against our marketable securities held at UBS, proceeds from the sales of marketable securities, and our revolving unsecured line of credit with KeyBank.

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

The Company continues to expand its domestic intermodal operations through the acquisition of 53’ containers. During the thirty-nine weeks ended October 1, 2011, the Company added 135 53’ containers to its fleet. Through the end of 2011, the Company expects to add an additional 165 53’ containers to provide for expansion in this business line. We expect to have limited capital expenditure requirements relating to the maintenance of this equipment; however, we will continue to acquire additional containers to meet our business needs.

During the thirteen and thirty-nine weeks ended October 1, 2011, we made capital expenditures totaling $2.9 million and $8.9 million, respectively. These expenditures primarily consisted of tractors, trailers, containers and computer, office, and miscellaneous equipment.

Through the end of 2011, exclusive of acquisitions, if any, we expect to incur capital expenditures of $1.0 million to $1.5 million relating to real property acquisitions and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $11.0 million to $11.5 million for tractors, trailers, containers, chassis, and other equipment.

We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability under our line of credit, against our marketable security portfolio and other financing sources and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

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

Unsecured Line of Credit

On October 28, 2010, the Company and KeyBank National Association, or KeyBank, entered into an Amended and Restated Loan Agreement and Promissory Note, collectively referred to as the Agreement, for the period October 25, 2010 to October 24, 2011, thereby replacing the previous loan agreements. Under the Agreement, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.24% at October 1, 2011). The Agreement contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of October 1, 2011, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at October 1, 2011, and there were letters of credit aggregating $650,000 issued against the line.

On October 24, 2011, the Company and KeyBank National Association, or KeyBank, entered into a Change in Terms Agreement to the Amended and Restated Loan Agreement and Promissory Note dated October 25, 2010, collectively referred to as the New Agreement, whereby the maturity date of the existing Amended and Restated Loan Agreement and Promissory Note was extended to October 23, 2012. Under the New Agreement, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00%. The New Agreement contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this New Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The New Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The New Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.84% (effective rate of 1.08% at October 1, 2011), and interest is billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of October 1, 2011 the outstanding balance under the line of credit was $4,253,000. At October 1, 2011, the maximum available borrowings against the line of credit were $4,525,000.

Discussion of Cash Flows

At October 1, 2011, we had cash and cash equivalents of $1.4 million compared to $6.3 million at December 31, 2010. The decrease in cash and cash equivalents of $4.9 million for the thirty-nine weeks ended October 1, 2011 resulted from $11.2 million in cash used in investing activities and $13.2 million of in cash used in financing activities. This was partially offset by $19.5 million in cash provided by operating activities.

The $11.2 million in net cash used in investing activities for the thirty-nine weeks ended October 1, 2011 consisted of $8.9 million of capital expenditures, $3.3 million in purchases of marketable securities, and $1.0 million for the acquisition of businesses, offset by $1.2 million in proceeds from the sales of marketable securities and $0.8 million in proceeds from the sale of property and equipment.

The $13.2 million in cash used in financing activities for the thirty-nine weeks ended October 1, 2011 consisted of a $15.6 million special one-time cash dividend, $1.7 million in the purchases of treasury stock and $0.2 million for the payments of earnout obligations, offset by $4.3 million of margin borrowings on our secured short-term line of credit.

The $19.5 million in net cash provided by operations was primarily attributed to $12.3 million of net income adjusted for $8.7 million of non-cash charges for depreciation and amortization, a $0.9 million gain on the sales of marketable securities, $0.9 million in changes in deferred income taxes, $1.1 million of non-cash charges for provisions for doubtful accounts, and an increase in the working capital position of the Company of $2.5 million. The increase in the working capital position is primarily the result of an increase in accounts receivable due to increased revenue and an increase in prepaid expenses and other assets. These increases are partially offset by increases in accounts payable and other current liabilities, and other long-term liabilities.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2010. There have been no changes in the accounting policies followed by us during the thirty-nine weeks ended October 1, 2011.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the remaining quarters.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen or thirty-nine weeks ended October 1, 2011. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2011, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s, or SEC’s, filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirty-nine weeks ended October 1, 2011 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding the Company’s purchases of its Common Stock during the period from July 3, 2011 to October 1, 2011, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Jul. 2, 2011			526,900	273,100
Jul. 3, 2011 – Jul. 30, 2011	1,700	$15.89	528,600	271,400
Jul. 31, 2011 – Aug. 27, 2011	38,700	14.07	567,300	232,700
Aug. 28, 2011 – Oct. 1, 2011	—	—	567,300	232,700

Total	40,400	$14.15	567,300	232,700

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	(REMOVED AND RESERVED)

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 000-51142))

10.1	Change in Terms Agreement between Universal Truckload Services, Inc. and KeyBank National Association dated October 24, 2011 ((Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2011 (Commission File No. 000-51142))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith

+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc. (Registrant)

Date: November 9, 2011	/s/ Robert E. Sigler
By:	Robert E. Sigler, Vice President, Chief
Financial Officer, Secretary and Treasurer

Date: November 9, 2011	/s/ Donald B. Cochran
By:	Donald B. Cochran, President and Chief
Executive Officer