Form 10-K
period 2011-12-31
Universal Truckload Services, Inc.
filed 2012-03-15
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of July 2, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 1, 2011, as reported by The Nasdaq Stock Market, was approximately $91.9 million (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of common stock, no par value, outstanding as of March 2, 2012, was 15,539,583.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2012 Annual Meeting of Shareholders	Part III, Items 10 - 14

UNIVERSAL TRUCKLOAD SERVICES, INC.

2011 ANNUAL REPORT ON FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements and assumptions in this Form 10-K are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in this Form 10-K, as well as any other cautionary language contained in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

PART I

ITEM 1: BUSINESS

Overview

We are primarily an asset-light provider of transportation services to shippers throughout the United States and in the Canadian provinces of Ontario and Quebec. Our over-the-road trucking services include both flatbed and dry van operations and we provide rail-truck and steamship-truck intermodal support services. We also offer truck brokerage services, which allow us to supplement our capacity and provide our customers with transportation of freight by using third party capacity, as well as full service international freight forwarding and customs house brokerage services.

We primarily operate through a contractor network of agents and owner-operators who provide us with approximately 3,100 tractors and approximately 3,000 trailers. At December 31, 2011, the Company had approximately 565 agents. Customer relationships are primarily managed by our agents who solicit freight business directly from shippers and also provide dispatch and other services to our owner-operators. Our owner-operators own, operate and maintain substantially all of the tractors and over 50% of the trailers used in our business. Some of our owner-operators also act as fleet contractors and provide us with multiple tractors and drivers. In return for their services, we pay our agents and owner-operators fixed commissions based on a percentage of the revenue they generate for us. This network of agents and owner-operators allows us to minimize our investment in tractors and trailers, manage our sales effort in a manner we believe is more efficient than employing a large sales staff, and maximize the variable portion of our cost structure. In addition, through our brokerage operations, we are able to expand our capacity by arranging for other carriers to transport shipments when we generate more freight shipments than our owner-operators can service.

We believe our commission schedule, prompt payment practices, industry reputation, financial stability, back office support and national freight network help us to attract agents and owner-operators. In addition, we acquired the operations of 23 transportation companies between October 2000 and December 2011. We are continually evaluating new acquisition opportunities.

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

Industry

According to the American Trucking Association, or ATA, the revenue in the trucking industry in 2010 was estimated at approximately $563.4 billion and accounted for approximately 81.2% of domestic spending on freight transportation. The trucking industry is highly competitive on the basis of service and price and is necessary in many industries operating in the United States. Customers generally choose truck transportation over other surface transportation modes due to the industry’s higher levels of reliability, shipment integrity and speed.

The trucking industry includes both private fleets and for-hire carriers. Private fleets consist of trucks owned and operated by shippers that move their own goods and, according to the ATA, accounted for approximately $267.8 billion of revenue in 2010. For-hire carriers include both truckload and less-than truckload operations. We primarily operate in the highly fragmented for-hire truckload segment of this market, which according to the ATA generated revenues of approximately $295.6 billion in 2010. Truckload carriers dedicate an entire trailer to one customer from origin to destination and can be further classified by the trailing equipment they use to haul a customer’s freight, such as dry van, temperature-controlled, tank or flatbed.

Our primary source of revenue results from hauling flatbed and dry van freight, which during the year ended December 31, 2011 accounted for $588.1 million, or 84.1% of our revenues. Revenues from hauling flatbed freight accounted for 61.2%, while the remaining 22.9% was generated by hauling dry van freight. We believe the truckload market offers significant opportunities for expansion by for-hire carriers, such as ourselves, because shippers increasingly are focused on operating within and conserving capital for their core competencies, which often do not include freight transportation. In our intermodal support services, which during the year ended December 31, 2011 accounted for $102.8 million or 14.7% of our revenues, we believe that third party logistics companies, railroads and ocean carriers are increasingly seeking efficiencies gained by using companies with greater service offerings, capacity and geographic coverage than the smaller private operators upon which they have historically relied.

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

Asset Light Strategy

We primarily employ an asset light business model. Substantially all tractors and over 50% of the trailers used in our business are provided by our owner-operators. In addition, our use of agents reduces our need for sizable terminals. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our intermodal depot facilities, our headquarters facility and our management information systems. We believe that our business model offers the following advantages compared with primarily asset-based trucking companies that own significant tractor fleets and use an employee sales force:

•

Variable cost structure. We pay our agents and owner-operators a percentage of the revenue they generate, which gives us flexibility to quickly adjust to increases or decreases in customer demand. Additionally, having a high proportion of variable costs reduces our risks of making fixed payments on under-utilized equipment and personnel and minimizes our exposure to fluctuating equipment values. In 2011, approximately 85.9% of our total operating expenses were variable in nature.

•

Reduced capital expenditures. Limiting our investment in tractors and trailers reduces our capital needs and allows us to grow organically using relatively small amounts of cash. This allows us to conserve our financial resources to fund our expansion strategy, including acquisitions. Our operating revenues have grown from $213.3 million in 2001 to $699.8 million in 2011, reaching a maximum level of $759.5 million in 2008, while we have spent an aggregate of $125.8 million on capital expenditures over the same period of time, excluding property and equipment acquired in connection with the acquisitions of businesses. During 2011, the Company has expanded its domestic intermodal operations through the acquisition of 400 53’ containers. We expect to have limited capital expenditure requirements relating to the maintenance of this equipment; however, we will continue to acquire additional containers to meet our business needs.

•

Higher financial returns. Given similar operating performance, we believe that our low fixed costs and capital expenditure requirements will produce higher returns on our assets than many of our asset-based competitors. We manage our business with a view toward enhancing these returns. In 2011, we achieved a 6.9% return on average assets, excluding gains on the sales of marketable securities.

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

Growth Strategy

We believe that our flexible business model offers us substantial opportunities to grow. By continuing to implement our strategy, we believe that we can continue to increase our revenues and profitability, while generating a higher return on assets than many of our asset-based competitors. The key elements of our strategy are as follows:

•

Grow our brokerage operations. Our brokerage services have grown substantially, expanding to $173.8 million in operating revenues in 2011 from $25.7 million in 2001, a compound annual growth rate of 21.1%. In 2011, brokerage services accounted for 24.8% of our operating revenues. We encourage our agents to generate shipping contracts above the levels that can be accommodated by our owner-operators and provide the training and management information systems that enable our agents to broker these contracts to third party carriers. We intend to continue to grow this business both organically and through investments in management information systems and strategic acquisitions.

•

Make strategic acquisitions. Acquisitions have been an important part of our growth and we continually evaluate strategic acquisition opportunities. Our acquisition plan is to focus on targets that are primarily non-asset based, but we also will consider companies that derive a portion of their business from asset-based operations. Our predecessor began operations in 1981 when Universal Am-Can Ltd. was formed as an owner-operator and agent based carrier. Since then, we have successfully integrated 26 acquisitions, 23 of which we have consummated between October 2000 and December 2011. During each of the years ended December 31, 2011, 2010 and 2009 acquisition revenues totaled 1.4%, 10.3% and 4.2%, respectively, of our total revenue. Our current growth is highly dependent upon being able to continue to make strategic acquisitions. Our operational integration strategy is to centralize administrative functions of acquired businesses at our headquarters, while maintaining their localized operations and network of agents and owner-operators. We believe that allowing most of our acquired businesses to continue to operate under their pre-acquisition names, in their original regions and with the same agents and owner-operators enables us to maintain the loyalty of the agents and owner-operators and continue pre-existing customer relationships.

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

•

Expand our intermodal support services. Our intermodal support services have grown from $28.9 million in operating revenues in 2001 to $102.8 million in 2011, a compound annual growth rate of 13.5%. We intend to continue the growth of this business by expanding our service offerings, acquiring or renting additional intermodal facilities and expanding our network of intermodal agents. We will evaluate future intermodal facility sites based on regional and international shipping volumes and market saturation. We currently operate eight full service container yards located in the mid-western and south-western United States and own over 745 chassis. Our facilities provide container and chassis inventory systems, full service repair facilities, and overhead lift capabilities. U.S. Customs has approved our Dearborn, Michigan facility as a container freight station. With the assistance of our container and chassis management services, we are able to offer steamship companies a neutral facility to store, repair, and track their equipment for future use. At our container freight station in Michigan, we can transfer bonded freight between overseas containers and other equipment for delivery to its final destination. We also continue to expand our domestic intermodal operations through the acquisition of 53’ containers. During 2011, we added 400 53’ containers to our fleet to provide for the expansion in this business line. We believe that providing container and chassis management as well as bonded customs services will allow us the opportunity to provide additional services for these customers.

Our Operations

We conduct our operations through our wholly owned operating subsidiaries under the brand names Universal Am-Can, Ltd., Mason & Dixon Lines, Inc., Louisiana Transportation Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Great American Lines, Inc., Universal Logistics Solutions, Inc., Universal Logistics Solutions International, Inc., and Cavalry Transportation, LLC.

We broadly group our services into the following three categories: truckload services, brokerage services and intermodal support services.

•

Truckload. Our truckload operations represented approximately $423.2 million, or 60.5%, of our operating revenues in 2011. We transport a wide variety of general commodities, including machinery, building materials, paper, food, consumer goods, automotive parts, furniture, steel and other metals on behalf of customers in various industries.

•

Brokerage. Our brokerage operations represented approximately $173.8 million, or 24.8%, of our operating revenues in 2011. We primarily broker freight to third party transportation providers through our agent network at times when we generate more freight business than we can service with our available owner-operators. These transportation providers may include competing truckload carriers or, occasionally, shipper-owned and operated private motor carrier transport fleets with excess capacity. We also offer full service international freight forwarding and customs house brokerage services as well as third-party logistic services.

•

Intermodal support. Our intermodal support services represented $102.8 million, or 14.7%, of our operating revenues in 2011. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer and drayage services.

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

Agents

Our agents provide the primary interaction with our shippers. Approximately 69.0% of the freight we hauled in 2011 was solicited and controlled by our agents, with the remaining 31.0% generated by company-managed terminals and full service freight forwarding and customs house brokerage offices. Of our approximately 565 agents, 384 generated more than $100,000 of operating revenues and 135 generated more than $1.0 million of operating revenues, in 2011. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

While the agents’ most important function is to generate freight shipments, they also provide valuable terminal and dispatch services for our owner-operators and are an important source for recruitment of new owner-operators. Our agents use a company-provided software program to list available freight procured by the agents, dispatch owner-operators to haul the freight and provide all administrative information necessary for us to establish the credit arrangements for each shipper. Our agents do not have the authority to execute or fulfill shipping contracts on their own, as all shipping contracts are between one of our operating subsidiaries and the shipper directly, and we generally assume the liability for freight loss or damages.

We believe that our commission schedule, prompt payment practices, industry reputation, financial stability, back-office support and national freight network are attractive to agents and we have grown from 209 agents who generated more than $100,000 of operating revenues in 2000 to 384 agents who generated more than $100,000 of operating revenues in 2011. Our top 100 agents in 2011 generated 49.4% of our annual operating revenues. We generally pay our full-service agents a commission of 8% of revenue generated, excluding fuel surcharges. While we have signed agreements with most of our newer agents, we rely on verbal agreements with most of our long-term agents. We believe that very few of our agents work exclusively with us. The loss of any large-volume agent or a significant decrease in volume from one of these agents could have a materially adverse effect on our results of operations.

Owner-Operators

Owner-operators are individuals who own, operate and maintain one or more tractors for which they either provide drivers, or drive themselves. Our owner-operators provide us with approximately 3,100 tractors, which represent substantially all of the tractors used in our business. Owner-operators also may own trailers that they provide to us in addition to their tractor and driving services. Our owner-operators provide approximately 3,000 trailers, which represent over 50% of the trailers we use in our business. Owner-operators are responsible for all expenses of owning and operating their equipment, including the wages and benefits paid to any drivers, fuel, physical damage insurance, maintenance, fuel taxes, highway use taxes and debt service.

We believe that our commission schedule, prompt payment practices, financial stability, back-office support and national freight network are attractive to owner-operators. The number of tractors provided by our owner-operators has grown from 2,266 at December 31, 2001 to 3,118 at December 31, 2011, a compound annual growth rate of 3.2%. We generally pay our owner-operators a commission of 75% of the revenue generated from the freight they haul, if both a tractor and trailer are supplied. We generally also pass on 100% of any fuel surcharges we receive and a portion of other accessorial charges (at the commission rate) to our owner-operators. Most owner-operators are recruited directly by our agents. All owner-operators enter into standard, short-term written contracts with one of our operating subsidiaries that can be terminated by either party on short notice.

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

Corporate Services

We oversee certain administrative functions at our headquarters, while most operations and sales efforts are performed by our operating subsidiaries, each of which functions as a distinct operational unit and is not dependant on the operations of any of the other subsidiaries. These administrative functions are primarily focused on providing support to our agents and include billing, collections, contractor settlements, management information systems, purchasing, safety, and risk management. In addition, we conduct our accounting, strategic planning and human resource management functions at our headquarters. The management information systems used by our agents and owner-operators in connection with our operations are centralized in our corporate administrative offices in Warren, Michigan. We provide systems that handle all billing with shippers, allow agents to list pending freight shipments and owner-operators with available capacity, and track particular shipments at various points in the shipping route. We rely on the proper operation of our management information systems. Any significant disruption or failure of these systems could have a materially adverse effect on our operations and results of operations.

Customers

We provide our truckload, brokerage and intermodal support services throughout the United States and in the Canadian provinces of Ontario and Quebec to a wide variety of shippers, including a number of Fortune 500 and multi-national companies across a wide variety of industries. Our largest concentration of customers comes from the steel, automotive, alternative energy, and oil field industries geographically located throughout the United States. In addition, a significant portion of our revenue results from our providing capacity to other transportation companies who aggregate loads from a variety of shippers in these and other industries. No single customer has accounted for more than 5% of our operating revenues in 2009, 2010 or 2011, and the aggregate operating revenues generated by our top ten customers did not account for more than 18% of our operating revenues in any such year. We believe the diversity of our customers and their industries lessens the impact of business cycles affecting any one company or industry.

Revenue Equipment

We offer our customers a wide range of transportation services by utilizing a diverse fleet of trailing equipment provided by us and our owner-operators. At December 31, 2011, our owner-operators provided us with approximately 3,100 tractors and 3,000 trailers. At December 31, 2011, the Company owned approximately 140 tractors, 2,100 trailers, 745 chassis, and 400 containers.

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

In brokerage arrangements, our exposure to liability associated with accidents incurred by other third-party carriers, who haul freight on our behalf is reduced by various factors including the extent to which the third party providers maintain their own insurance coverage.

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

In December 2011, the FMCSA published new final hours-of-service (HOS) rules, which they believe comply with a court imposed settlement agreement, allowing commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hour workday and mandate at least 10 consecutive off-duty hours between workdays. The rules also allow drivers to continue to restart their calculations of weekly on-duty time limits after having at least 34 consecutive hours off-duty. The rules include changes to the definition of “on-duty” time in a parked vehicle and a second set of changes going into effect in July 2013 include (1) requiring a driver to take a 30 minute “off-duty” break within the first eight hours of driving and (2) limits a driver “restart” to once a week. Advocacy groups continue to challenge HOS regulations. The Company believes the FMCSA also still favors a 10-hour driving limit, which would yield a loss of 1-hour of service from current standards, but they currently have insufficient research data to support such a change.

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

We are also preparing for an anticipated change in the manner in which commercial drivers will be required to document their HOS. In April 2010, the FMCSA published a regulation that would require interstate carriers, with documented patterns of HOS violations, to install electronic on-board recorders (EOBR) in their vehicles. EOBRs are devices attached to a vehicle that automatically record the number of hours a driver spends operating the vehicle. The current system is a manual log system. The ruling was challenged in Federal Court and was withdrawn by FMSCA, as the ruling did not protect drivers from possible harassment from the carrier. In January 2011, the FMCSA re-proposed this requirement expanding it to all motor carriers. Due to the complexity of the EOBR proposal, the FMCSA has begun a series of listening sessions to allow the collection of opinions, proposals and concerns on the program. This will delay the process for a rulemaking until 2013, with implementation now projected in 2014.

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

In August 2005, UTS Realty, LLC, or Realty, purchased a container storage facility in Cleveland, Ohio. In connection with the acquisition of the property, Realty received indemnity from the seller from any and all claims which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property.

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

Employees

At December 31, 2011, we employed 675 individuals. None of our employees is represented by a collective bargaining unit. We believe that our employee relations are good.

Available Information

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our website address is www.goutsi.com. The SEC maintains a website at www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.

ITEM 1A: RISK FACTORS

We primarily rely on owner-operators to provide transportation services to our customers. Continued reliance primarily on owner-operators, as well as reductions in our pool of available driver candidates, could limit our growth.

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

In recent years, these factors have caused many owner-operators to join company-owned fleets or to exit the industry entirely. As a result of the smaller available pool of qualified owner-operators, the already strong competition among carriers for their services has intensified. Due to the difficult operating environment and intense competition, turnover among owner-operators in the trucking industry is high. In 2011, turnover among our owner-operators was approximately 67%. Additionally, our agreements with our owner-operators are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified owner-operators to replace those who have left our fleet. In December 2010, the FMCSA implemented its Compliance Safety Accountability (CSA) motor carrier oversight program (formerly Comprehensive Safety Analysis 2010) to change the carrier review, safety measurement and enforcement standards. The CSA system changes the safety evaluation process for all motor carriers and includes a scope of enforcement to the driver level (in our case the owner-operator) to make driver safety performance history more transparent to law enforcement and motor carriers. If we are unable to retain our existing owner-operators or recruit new owner-operators, it could have a materially adverse effect on our business and results of operations.

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

We compete with other trucking companies that utilize agent networks both to recruit quality agents and for the business that they generate, which typically involves both competition with respect to the freight rates that we charge shippers and the compensation paid to the agents. There can be no assurance that we will be able to retain our agents or that our agents will continue to refer to us the amount of business that they have in the past. In 2011, 135 of our agents generated more than $1.0 million in operating revenues each and our five largest revenue-producing agents generated an aggregate of approximately 8.2% of our operating revenues. If we were to lose the service of an agent or agents responsible for a significant portion of our operating revenues or if any such agent or agents were to significantly reduce the volume of business that they refer to us, it would have a materially adverse effect on our operating revenues and results of operations. Further, if we were required to increase the compensation we pay to agents in order to retain or maintain business volumes with them, our operating results would be adversely affected to the extent that we could not pass these increased costs on to our customers.

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•

we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less than truckload carriers and railroads, some of which have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do;

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

Our owner-operators bear the costs of operating their tractors, including the cost of fuel and fuel taxes. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. For example, average weekly diesel fuel prices ranged from $3.72 per gallon to $4.01 per gallon in the fourth quarter 2011, compared with $3.00 per gallon to $3.29 per gallon in the fourth quarter of 2010. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. These arrangements will not fully protect our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. Our owner-operators also may seek higher compensation from us in the form of higher commissions, which could have a materially adverse effect on our results of operations. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our business and results of operations.

We may not be able to successfully execute our acquisition strategy, which could cause our business and future growth prospects to suffer.

One component of our growth strategy is to pursue strategic acquisitions of truckload and other transportation companies that meet our acquisition criteria. During each of the years ended December 31, 2011, 2010, and 2009 acquisition revenues totaled 1.4%, 10.3% and 4.2%, respectively, of our total revenue. Our current growth is highly dependent upon being able to continue to make strategic acquisitions. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable. In pursuing acquisitions, we compete with other companies, many of which may have greater resources than we do. If we are unable to secure sufficient funding for potential acquisitions, we may not be able to complete strategic acquisitions that we otherwise find desirable. Further, if we succeed in consummating strategic acquisitions, our business, financial condition and results of operations may be negatively affected because:

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

In December 2011, the FMCSA published new final hours-of-service (HOS) rules, which they believe comply with a court imposed settlement agreement, allowing commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hour workday and mandate at least 10 consecutive off-duty hours between workdays. The rule also allows drivers to continue to restart their calculations of weekly on-duty time limits after having at least 34 consecutive hours off-duty. The Company believes the FMCSA still favors a 10-hour driving limit, which would yield a loss of 1-hour of service from current standards, but they currently have insufficient research data to support such a change.

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

We are also preparing for an anticipated change in the manner in which commercial drivers will be required to document their HOS. In April 2010, the FMCSA published a regulation that would require interstate carriers, with documented patterns of HOS violations, to install electronic on-board recorders (EOBR) in their vehicles.

EOBRs are devices attached to a vehicle that automatically record the number of hours a driver spends operating the vehicle. The current system is a manual log system. The ruling was challenged in Federal Court and was withdrawn by FMSCA. In January 2011, the FMCSA re-proposed this requirement expanding it to all motor carriers. Due to the complexity of the EOBR proposal, the FMCSA has begun a series of listening sessions to allow the collection of opinions, proposals and concerns on the program. This will delay the process for a rulemaking until 2013, with implementation now projected in 2014.

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

When we acquire a business, a portion of the purchase price is allocated to goodwill and other identifiable intangible assets. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. At December 31, 2011, our goodwill and other identifiable intangible assets were approximately $27.2 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment as of the last day of our 2nd fiscal quarter. During the third quarter of 2011 we completed our impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2011. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our financial results.

We may be subject to additional impairment charges due to further declines in the fair value of our equity securities.

As of December 31, 2011, we held equity securities with a fair value of $16.1 million as short term investments. Holding equity securities subjects us to fluctuations in the market value of our investment portfolio based on current market prices. Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge is included in the determination of net income. During 2009, the Company recorded pre-tax other-than-temporary impairment charges of $1.3 million for marketable equity securities classified as available-for-sale. There have been no such charges since 2009. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

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

We may not be able to resolve any potential conflicts and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. The agreements we have entered into with CenTra may be amended upon agreement between the parties. While we are controlled by Matthew T. Moroun and Manuel J. Moroun, who also control CenTra, CenTra may be able to require us to agree to amendments to these agreements that may be less favorable to us than the original terms of the agreements.

ITEM 1B: UNRESOLVED SECURITIES & EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan. We own our corporate administrative offices, as well as terminal yards in the following locations: Dearborn, Michigan; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Cleveland, Ohio; Gary, Indiana; Dallas, Texas; South Kearny, New Jersey; Garden City, Georgia and Memphis, Tennessee; offices in Tampa, Florida; Houston, Texas and a condominium in Monroeville, Pennsylvania. As of December 31, 2011, our subsidiaries also leased 47 office, terminal and yard facilities in various cities and states. The leased facilities are generally leased on a month-to-month basis and 12 of these facilities are leased from affiliates of CenTra, an entity controlled by our majority shareholders. We believe that all of the properties we lease from affiliates of our majority shareholders are leased at market rates. We believe that all of the properties leased by us are suitable for their purposes and adequate to meet our needs.

ITEM 3: LEGAL PROCEEDINGS

The nature of our business routinely results in litigation incidental to the ordinary course of our business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, we believe all such litigation is adequately covered by insurance or otherwise reserved for and that adverse results in one or more of those cases would not have a materially adverse effect on our financial condition, operating results or cash flows.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

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

	2011		2010
Fiscal Period	High	Low	High	Low
First Quarter	$17.42	$14.67	$18.85	$15.39
Second Quarter	$17.32	$14.03	$19.19	$13.57
Third Quarter	$17.05	$11.75	$15.66	$13.25
Fourth Quarter	$18.23	$11.82	$16.00	$14.07

The reported last sale price per share of the Common Stock as quoted through the NASDAQ Global Select Market on March 2, 2012 was $15.33 per share. The number of shareholders of record on March 2, 2012, was 4. However, we estimate that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

Historically, we have not paid regular dividends and no dividends or distributions on our common stock were paid during 2007, 2008 or 2010. However, on February 25, 2009, the Board of Directors declared a special one-time cash dividend of $1.00 per common share. Again on September 6, 2011, the Board of Directors declared another special one-time cash dividend of $1.00 per common share payable to stockholders of record on September 26, 2011. As a result of the September 2011 special dividend, a total of approximately $15.6 million was paid on our 15.6 million common shares outstanding. We currently intend to retain any future earnings to finance the growth, development and expansion of our business and do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

Limitations on our ability to pay dividends are described under the section captioned “Liquidity and Capital Resources—Unsecured Line of Credit” in Item 7 of this Form 10-K.

Equity Compensation Plan Information

We maintain one stock incentive plan, the 2004 Stock Incentive Plan. In December 2004, our Board of Directors approved, effective upon completion of our initial public offering, the issuance of 260,000 stock options to employees under such plan. These options were issued on February 11, 2005. Through December 31, 2011, 4,983 of these options were exercised and 67,517 were forfeited. For more information on the 2004 Stock Incentive Plan, see Note 14 to the Consolidated Financial Statements, included in Item 8 of this report. The following table presents information related to securities authorized for issuance under this plan at December 31, 2011:

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

There were no purchases of our equity securities by or on behalf of us or any affiliated purchaser within the fourth quarter of 2011.

Performance Graph

The following graph compares shareholder’s cumulative 5-year total return on Universal Truckload Services, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2006 and its relative performance is tracked through 12/31/2011.

	12/06	12/07	12/08	12/09	12/10	12/11
Universal Truckload Services, Inc.	100.00	80.67	59.62	82.48	72.54	89.35
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Transportation	100.00	105.13	78.60	80.38	103.33	88.11

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented. The selected historical balance sheet data at December 31, 2011, 2010, 2009, 2008 and 2007 and the selected historical statement of income data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The following financial and operating data may not be indicative of our future performance.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$699,771	$605,943	$503,230	$759,517	$680,359
Operating expenses:
Purchased transportation	538,313	461,041	378,008	592,982	520,064
Commissions expense	41,930	38,805	33,953	47,333	45,081
Other operating expense	14,178	13,276	10,316	9,510	9,429
Selling, general and administrative	52,367	49,253	44,232	52,036	48,418
Insurance and claims	16,956	17,205	17,348	21,388	21,178
Depreciation and amortization	11,636	10,996	10,354	9,638	8,163

Total operating expenses	675,380	590,576	494,211	732,887	652,333

Income from operations	24,391	15,367	9,019	26,630	28,026
Interest and other non-operating income (expense), net	1,836	6,089	(999)	(2,375)	944

Income before provision for income taxes	26,227	21,456	8,020	24,255	28,970
Provision for income taxes	10,414	8,712	3,120	9,369	11,134

Net income	$15,813	$12,744	$4,900	$14,886	$17,836

Earnings per common share:
Basic	$1.01	$0.80	$0.31	$0.93	$1.11
Diluted	$1.01	$0.80	$0.31	$0.93	$1.11
Weighted average number of common shares outstanding:
Basic	15,594	15,917	15,982	16,073	16,115
Diluted	15,594	15,917	15,982	16,077	16,122
Cash dividends per common share	$1.00	$—	$1.00	$—	$—

Balance Sheet Data (end of year):
Cash and cash equivalents	$878	$6,261	$953	$28,767	$5,416
Total assets	228,944	212,048	201,611	211,547	207,188
Lines of credit and long-term debt, including current portion	—	90	730	820	910
Total shareholders’ equity	162,136	164,211	154,425	164,477	151,442

Other Financial Data (unaudited):
Pretax margin	3.7%	3.6%	1.6%	3.2%	4.3%
EBITDA (1)	$37,805	$32,332	$18,640	$33,881	$36,811
Capital expenditures (2)	$21,044	$10,256	$22,262	$10,108	$14,774
Return on average assets (3)	7.2%	6.2%	2.4%	7.1%	9.0%

Operating Data (unaudited):
Number of agents (4)	384	401	397	409	425
Average number of tractors provided by owner-operators	3,118	3,111	3,387	3,618	3,776
Number of employees	675	714	630	649	642
Operating revenues per loaded mile (5)	$2.77	$2.42	$2.19	$2.74	$2.34
Operating revenues per load (5)	$1,166	$1,079	$1,007	$1,175	$1,031
Average length of haul (in miles) (5)	421	445	460	429	439
Number of loads (5)	496,572	466,250	414,822	531,716	529,497

(1)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. Management believes that the presentation of EBITDA included in this Form 10-K provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance and value of our business. Although management uses EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of EBITDA is limited because it does not include certain material costs, such as depreciation, amortization and interest, necessary to operate our business. EBITDA is not measured under generally accepted accounting principles and, when analyzing our operating performance, investors should use EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities. Investors also should note that our presentation of EBITDA may not be comparable to similarly titled measures used by other companies.

EBITDA is calculated in the following manner for each of the periods presented:

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net income	$15,813	$12,744	$4,900	$14,886	$17,836
Add (subtract):
Interest (income) expense, net	(58)	(120)	266	(12)	(322)
Provision for income taxes	10,414	8,712	3,120	9,369	11,134
Depreciation and amortization	11,636	10,996	10,354	9,638	8,163

EBITDA	$37,805	$32,332	$18,640	$33,881	$36,811

(2)	Excludes property and equipment acquired in connection with the acquisition of businesses in each period as follows: $0 in 2011, $117 thousand in 2010, $675 thousand in 2009, and $1.2 million in 2008.
(3)	Net income divided by total average assets during the period. Average assets are the sum of our total assets at the end of the fiscal year and our total assets at the end of the prior fiscal year divided by two.
(4)	Includes only those agents who generated at least $100,000 in operating revenues during the period indicated.
(5)	Includes fuel surcharges and excludes operating data from our intermodal support services and the operating results of Universal Logistics Solutions, Inc. and Universal Logistics Solutions International, Inc. in order to improve the relevance of the statistical data related to our truckload and brokerage services and improve the comparability to our peer companies.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our owner-operators provided us with approximately 3,100 tractors and approximately 3,000 trailers, which represented substantially all of the tractors and over 50% of the trailers used in our business. Our use of agents and owner-operators reduces our need to provide terminals and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. In 2011, approximately 85.9% of our total operating expenses were variable in nature. Our capital expenditures for 2011 were $21.0 million and our return on average assets was 7.2%.

Over the past ten years, our operating revenues have increased to $699.8 million in 2011, reaching a maximum level of $759.5 million in 2008, from $213.3 million in 2001, a compounded annual growth rate of 12.6%. We have achieved this growth through a mixture of organic growth and acquisitions. We expect to continue to make strategic acquisitions of companies that complement our asset light business model, as well as companies that derive a portion of their revenues from asset based operations. We believe that our willingness to expand our business to include a portion of asset based operations will expand the universe of potential acquisition targets, as most companies that we consider acquiring use a combination of asset based and non-asset based operations. We also intend to continue our organic growth, primarily by recruiting new agents and increasing the productivity of our existing agents. We believe that increasing our agent network is critical to our ability to penetrate new shipping markets and also to expand our network of owner-operators.

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

In December 2009, we acquired D. Kratt International, Inc., or D. Kratt, through a Stock Purchase Agreement for approximately $2.0 million. Included in the purchase price was approximately $0.5 million of additional consideration estimated to be paid the former owner of D. Kratt based on a percentage of revenues generated through December 2012. D. Kratt is a full service international freight forwarding and customs house brokerage firm based in Chicago, IL. D. Kratt also provides extensive domestic and international logistics and warehousing functions, as well as comprehensive documentary and cargo insurance services. D. Kratt operates as Universal Logistics Solutions International, Inc.

In January 2010, we acquired Cavalry Transportation, LLC and Cavalry Logistics, LLC, or Cavalry, based in Nashville, Tennessee, through a Membership Interest Purchase Agreement for approximately $2.7 million.

Cavalry offers fully integrated transportation resources designed to maximize value for its customers through logistic solutions in intermodal, truckload, and less-than-truckload transportation options. Cavalry operates as a wholly-owned subsidiary of Universal Truckload Services, Inc.

In January 2010, we acquired certain assets of TSD Transportation L.P., or TSD, based in Texarkana, Texas, through a Limited Asset Purchase Agreement for approximately $0.7 million. Included in the purchase price was approximately $0.4 million of additional consideration estimated to be paid to the former owners of TSD based on a percentage of revenues generated through December 31, 2011. TSD operates as part of Louisiana Transportation, Inc.

In March 2011, we acquired certain assets of Hart Transportation, Inc., or Hart, based in Jacksonville, Florida through a Limited Asset Purchase Agreement for approximately $1.4 million. Hart is primarily a regional provider of van and flatbed services throughout the Southeastern United States. Included in the purchase price is approximately $0.4 million of additional consideration estimated to be paid to the former owner of Hart based on a percentage of revenues generated through March 31, 2014. Hart operates as part of Universal Am-Can, Ltd.

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

Insurance and claims. Insurance and claims expense represents our insurance premiums and the accruals we make for claims within our self-insured retention amounts. Our insurance premiums are generally calculated based on a percentage of line-haul revenue. Our accruals have primarily related to cargo and property damage claims. We may also make accruals for personal injuries and property damage to third parties, physical damage to our equipment, and workers’ compensation claims if we experience a claim in excess of our insurance coverage. To reduce our exposure to non-trucking use liability claims (claims incurred while the vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), we require our owner-operators to maintain non-trucking use liability coverage, which we refer to as deadhead bobtail coverage, of $2.0 million per occurrence. Our exposure to liability associated with accidents incurred by other third party providers who haul freight on our behalf is reduced by various factors including the extent to which they maintain their own insurance coverage. Our insurance expense varies primarily based upon the frequency and severity of our accident experience, insurance rates, our coverage limits and our self-insured retention amounts.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the years ended December 31, 2011, 2010 and 2009, presented as a percentage of operating revenues:

	Year Ended December 31,
	2011	2010	2009
Operating revenues	100%	100%	100%
Operating expenses:
Purchased transportation	76.9	76.1	75.1
Commissions expense	6.0	6.4	6.7
Other operating expenses	2.0	2.2	2.0
Selling, general and administrative	7.5	8.1	8.8
Insurance and claims	2.4	2.8	3.4
Depreciation and amortization	1.7	1.8	2.1

Total operating expenses	96.5	97.5	98.2

Income from operations	3.5	2.5	1.8
Interest and other non-operating income (expense), net	0.3	1.0	(0.2)

Income before provision for income taxes	3.7	3.5	1.6
Provision for income taxes	1.5	1.4	0.6

Net income	2.3%	2.1%	1.0%

2011 Compared to 2010

Operating revenues. Operating revenues increased by $93.7 million, or 15.5%, to $699.8 million for 2011 from $605.9 for 2010. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload, brokerage and intermodal operations, an increase in fuel surcharges, and increases in our operating revenues per loaded mile. The number of loads from our combined truckload, brokerage and intermodal operations was 798,000 for 2011 compared to 740,000 for 2010. Included in operating revenues are fuel surcharges of $88.6 million for 2011 compared to $54.2 million for 2010. For 2011, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.43 from $2.21 for 2010. Included in operating revenue is approximately $10.1 million of revenues attributable to our acquisition made in the first quarter 2011, which consists of $8.9 million in truckload operations and $1.2 million in brokerage operations. Excluding the effect of this acquisition, revenue from our truckload operations increased by $44.1 million, or 11.9%, to $414.2 million for 2011 from $370.1 million for 2010. Excluding the effect of this acquisition, revenue from our brokerage operations increased by $24.7 million, or 16.7%, to $172.7 million for 2011 compared to $148.0 million for 2010. Intermodal revenue increased by $14.9 million, or 16.9%, to $102.8 million for 2011 from $87.9 million for 2010.

Purchased transportation. Purchased transportation expense for 2011 increased by $77.3 million, or 16.8%, to $538.3 million from $461.0 million for 2010. As a percentage of operating revenues, purchased transportation expense increased to 76.9% for 2011 from 76.1% for 2010. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators.

Commissions expense. Commissions expense for 2011 increased by $3.1 million, or 8.1%, to $41.9 million from $38.8 million for 2010. As a percentage of operating revenues, commissions expense decreased to 6.0% for 2011 compared to 6.4% for 2010. The absolute increase was primarily due to the increase in our operating revenues. Commissions expense generally increases or decreases in proportion to the revenues. As a percentage of revenues, the decrease in commissions expense is due to an increase in fuel surcharges, which are passed through to our owner-operators, and as such, no commissions are paid, and an increase in revenues generated by our company managed locations.

Other operating expense. Other operating expense increased by $0.9 million, or 6.8%, to $14.2 million for 2011 from $13.3 million for 2010. As a percentage of operating revenues, other operating expense decreased to 2.0% for 2011 from 2.2% for 2010. The absolute increase was primarily due to increases in repairs and maintenance cost of $0.9 million and permit costs of $0.3 million. These increases were partially offset by decreases in IRP plate expenses of $0.1 million, highway use and fuel taxes of $0.1 million, and property and other operating taxes of $0.1 million.

Selling, general and administrative. Selling, general and administrative expense for 2011 increased by $3.1 million, or 6.3%, to $52.4 million from $49.3 million for 2010. As a percentage of operating revenues, selling, general and administrative expense decreased to 7.5% for 2011 compared to 8.1% for 2010. The absolute increase was primarily the result of increases in salaries and wage expense of $3.0 million, other selling, general, and administrative costs of $1.0 million, and communications expense of $0.2 million. These increases were partially offset by decreases in our provision for bad debts and uncollectible agent loans of $0.2 million, building rents of $0.5 million, and travel and entertainment costs of $0.1 million, as well as a decrease in the losses on sales of equipment of $0.3 million.

Insurance and claims. Insurance and claims expense for 2011 decreased by $0.2 million, or 1.4%, to $17.0 million from $17.2 million for 2010. As a percentage of operating revenues, insurance and claims decreased to 2.4% for 2011 from 2.8% for 2010. The absolute decrease is the result of decreases in our auto liability insurance premiums and claims expense of $0.4 million and other contractor insurance and safety costs of $0.1 million. These decreases were partially offset by an increase in our cargo claims expense of $0.3 million.

Depreciation and amortization. Depreciation and amortization for 2011 increased by $0.6 million, or 5.8%, to $11.6 million from $11.0 million for 2010. As a percent of operating revenues, depreciation and amortization decreased to 1.7% for 2011 from 1.8% for 2010. The absolute increase is primarily the result of additional depreciation on our capital expenditures made throughout 2010 and 2011.

Interest expense, net. Net interest income remained consistent at $0.1 million for both 2011 and 2010.

Other non-operating income (expense), net. Other non-operating income for 2011 was $1.8 million compared to $6.0 million for 2010. Included in other non-operating income in 2011 were $1.1 million in pre-tax gains on the sales of marketable equity securities compared to $5.4 million in 2010.

Provision for income taxes. Provision for income taxes for 2011 was $10.4 million compared to $8.7 million for 2010. The increase was primarily attributable to an increase in our taxable income, which was partially offset by a decrease in our effective income tax rate. The effective income tax rates for 2011 and 2010 were 39.7% and 40.6%, respectively, based upon our income before provision for income taxes. Included in our 2010 tax rate were prior period adjustments to our state income taxes thereby increasing our effective tax rate.

2010 Compared to 2009

Operating revenues. Operating revenues increased by $102.7 million, or 20.4%, to $605.9 million for 2010 from $503.2 for 2009. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload and intermodal operations, an increase in our brokerage operations attributable to our acquisitions made since the third quarter of 2009, an increase in our operating revenue per loaded mile, and an increase in fuel surcharges. The increase in the number of loads in our truckload operations is primarily attributable to our acquisitions made since the third quarter of 2009, and the increase in the number of loads in our intermodal operations is attributable to organic growth. The number of loads from our combined truckload and intermodal operations was 639,000 for 2010 compared to 569,000 for 2009. Included in operating revenues are fuel surcharges of $54.2 million for 2010 compared to $35.9 million for 2009. For 2010, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.21 from $2.04 for 2009. Included in operating revenue is approximately $62.4 million of revenue attributable to acquisitions made since the third quarter of 2009, which consists of $31.6 million in truckload operations and $30.8 million in brokerage operations. Excluding the effects of acquisitions made since the third quarter of 2009, revenue from our truckload operations increased by $24.9 million, or 7.9%, to $338.5 million for 2010 from $313.6 million for 2009. Excluding the effects of acquisitions made since the third quarter of 2009, revenue from our brokerage operations increased by $4.2 million, or 3.7%, to $117.1 million for 2010 compared to $112.9 million for 2009. Revenue from our intermodal support services increased by $11.2 million, or 14.5%, to $87.9 million for 2010 from $76.7 million for 2009.

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

The Company continues to expand its domestic intermodal operations through the acquisition of 53’ containers. During 2011, the Company added 400 53’ containers to its fleet to provide for expansion in this business line. We expect to have limited capital expenditure requirements relating to the maintenance of this equipment; however, we will continue to acquire additional containers to meet our business needs.

In 2011, we have made capital expenditures totaling $21.0 million. These expenditures primarily consisted of tractors, trailers, containers and computer, office, and miscellaneous equipment.

In 2012, exclusive of acquisitions, we expect to incur capital expenditures of $1.0 million to $1.6 million relating to real property acquisitions and improvements to our existing facilities and terminal yards. We also expect to incur capital expenditures of $16.7 million to $17.7 million for tractors, trailers, containers, chassis, and other equipment.

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

Unsecured Line of Credit

On October 24, 2011, the Company and KeyBank National Association, or KeyBank, entered into a Change in Terms Agreement to the Amended and Restated Loan Agreement and Promissory Note dated October 25, 2010, collectively referred to as the Agreement, whereby the maturity date of the existing Amended and Restated Loan Agreement and Promissory Note was extended to October 23, 2012. Under the Agreement, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.28% at December 31, 2011). The Agreement contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. At December 31, 2011, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit as of December 31, 2011, and there were $140,000 letters of credit issued against the line.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.84% (effective rate of 1.12% at December 31, 2011), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of December 31, 2011 the outstanding balance under the line of credit was $0, and the maximum available borrowings against the line of credit were $8.4 million.

Discussion of Cash Flows

At December 31, 2011, we had cash and cash equivalents of $0.9 million compared to $6.3 million at December 31, 2010. The decrease in cash and cash equivalents of $5.4 million in 2011 resulted from $22.1 million in cash used in investing activities and $17.4 million of in cash used in financing activities. This was partially offset by $34.1 million in cash provided by operating activities.

The $22.1 million in net cash used in investing activities in 2011 consisted of $21.0 million of capital expenditures, $3.4 million in purchases of marketable securities, and $1.1 million for the acquisition of businesses, offset by $2.4 million in proceeds from the sales of marketable securities and $1.0 million in proceeds from the sale of property and equipment.

The $17.4 million in cash used in financing activities in 2011 consisted of a $15.6 million special cash dividend, $1.7 million in the purchases of treasury stock and $0.1 million for the payments of earnout obligations.

The $34.1 million in net cash provided by operations was primarily attributed to $15.8 million of net income adjusted for $11.6 million of non-cash charges for depreciation and amortization, a $1.1 million gain on the sales of marketable securities, $4.7 million in changes in deferred income taxes, $1.6 million of non-cash charges for provisions for doubtful accounts, and a decrease in the working capital position of the Company of $1.7 million. The decrease in the working capital position is primarily the result of increases in accounts payable and other current liabilities primarily resulting from higher contractor payables due to increased revenues and book overdrafts, and an increase in other long-term liabilities. These increases are partially offset by an increase in accounts receivable due to increased revenue, and an increase in prepaid expenses and other assets due to a higher prepaid income tax position.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Payments due by period
Contractual Obligations		Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$1,539	$1,030	$509	$—	$—

Total	$1,539	$1,030	$509	$—	$—

As of December 31, 2011, the total amount of gross unrecognized tax benefits was $687 thousand. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities.

Off-Balance Sheet Arrangements

None.

Legal Matters

We are subject to various legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty. We accrue for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We use judgment and evaluate, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings is inherently uncertain and so typically a loss cannot be precisely estimated. Accordingly, if the outcome of legal proceedings are different than is anticipated by us, we would have to record the matter at the actual amount at which it was resolved, in the period resolved, impacting our results of operations and financial position for the period.

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

Insurance and Claim Costs

We maintain auto liability, workers compensation and general liability insurance with licensed insurance carriers. We are self-insured for all cargo and equipment damage claims. Insurance and claims expense represents premiums paid by us and the accruals made for claims within our self-insured retention amounts. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported claims based on historical experience and for claims expected to exceed our policy limits. In addition, legal expenses related to auto liability claims are covered under our policy. We are responsible for all other legal expenses related to claims.

As of December 31, 2011, we did not have any reserves for workers’ compensation or general liability claims. We do establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

Valuation of Long-Lived Asset, including Goodwill and Intangible Assets

We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment as of the last day of our 2nd fiscal quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors to determine whether or not it is necessary to perform a two-step quantitative goodwill impairment test. If the Company chooses that option, it would not be required perform Step 1 of the test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that it is more likely than not, or if the Company chooses not to perform a qualitative assessment, then it may then proceed with Step 1 of the two-step impairment test. Under the first step, we compare the fair value of each of the Company’s reporting units with goodwill to their related carrying values. If the fair value of a reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions. The Company estimates the fair value of its reporting units utilizing the income approach through the application of a discounted cash flow analysis. Key assumptions used to determine the fair value of each reporting unit are: (a) future expected cash flows; (b) estimated residual growth rates; and (c) discount rates, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital. Additionally, the Company considers its market capitalization in comparison to the fair value of its reporting units. During the third quarter of 2011, we completed our goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded the carrying value of its net assets. Accordingly, no impairment loss was recognized.

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

Other-than-temporary Impairments

Periodically, we review all available-for-sale securities for other-than-temporary impairment. An impairment that is an other-than-temporary impairment is a decline in the fair value of a security below its cost basis attributable to factors that indicate the cost basis in the security may not be recoverable in the near term. The determination of an other-than-temporary impairment is a subjective process, and requires judgment and assumptions that could affect the timing of loss realization. We consider several factors including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities for a sufficient period of time to allow for a recovery. If, in our judgment, the impairment is determined to be other-than-temporary, the cost basis of the security is written down to the then-current market value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. Gross unrealized holding losses of $0.7 million as of December 31, 2011 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

Recently Issued Accounting Pronouncements Not Currently Effective

See Item 8: Note 1(u) to the Consolidated Financial Statements for discussion of new accounting pronouncements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risk is affected by changes in interest rates. Our unsecured line of credit with Key Bank bears interest at a floating rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% and our secured line of credit with UBS bears interest at a floating rate equal to LIBOR plus 0.84%. Accordingly, changes in the Prime Rate or LIBOR would affect the interest rate on and therefore our cost under the line of credit. We currently do not have outstanding balances under our unsecured line of credit with KeyBank or our secured line of credit with UBS.

Included in cash and cash equivalents is $79 thousand in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

Commodity Price Risk

Fluctuations in fuel prices can affect our profitability by affecting our ability to retain or recruit owner-operators. Our owner-operators bear the costs of operating their tractors, including the cost of fuel. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. Historically, these arrangements have not fully protected our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our financial condition, results of operations and cash flows.

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

Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income. Gross unrealized holding losses of $0.7 million as of December 31, 2011 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary. See Item 8, Note 1(e) to the Consolidated Financial Statements.

As of December 31, 2011, the fair value of equity securities was $16.1 million compared to $15.0 million at December 31, 2010. The increase during 2011 represents purchases of securities of $3.4 million partially offset by sales of securities with $2.3 million in proceeds and a related $1.1 million in realized gains, and net unrealized holding losses of $1.1 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.6 million.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited the accompanying consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Truckload Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Detroit, Michigan

March 15, 2012

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands, except share data)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$878	$6,261
Marketable securities	16,059	15,041
Accounts receivable—net of allowance for doubtful accounts of $3,535 and $4,540, respectively	74,876	68,833
Due from CenTra and affiliates	340	80
Prepaid income taxes	6,279	1,821
Prepaid expenses and other	7,749	6,488
Deferred income taxes	3,159	2,973

Total current assets	109,340	101,497

Property and equipment	132,961	116,461
Less accumulated depreciation	(42,976)	(38,255)

Property and equipment—net	89,985	78,206

Goodwill	17,722	17,231
Intangible assets—net of accumulated amortization of $19,206 and $15,803, respectively	9,490	11,977
Other assets	2,407	3,137

Total assets	$228,944	$212,048

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$33,783	$23,773
Accrued expenses and other current liabilities	21,867	18,521

Total current liabilities	55,650	42,294

Long-term liabilities:
Deferred income taxes	9,853	5,425
Other long-term liabilities	1,305	118

Total long-term liabilities	11,158	5,543

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 15,555,183 and 15,667,483 shares outstanding, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury stock, at cost; 567,300 and 455,000 shares, respectively	(8,325)	(6,625)
Retained earnings	72,817	72,559
Accumulated other comprehensive income—unrealized holding gain on available-for-sale securities, net of income taxes of $(1,054) and $(1,524), respectively	1,608	2,241

Total shareholders’ equity	162,136	164,211

Total liabilities and shareholders’ equity	$228,944	$212,048

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Income

Years ended December 31, 2011, 2010 and 2009

(In thousands, except per share data)

	2011	2010	2009
Operating revenues:
Truckload, including related party amounts of $901, $130 and $2, respectively	$423,182	$370,096	$313,573
Brokerage	173,820	147,970	112,914
Intermodal	102,769	87,877	76,743

Total operating revenues	699,771	605,943	503,230

Operating expenses:
Purchased transportation, including related party amounts of $0, $0 and $2, respectively	538,313	461,041	378,008
Commissions expense	41,930	38,805	33,953
Other operating expense, including related party amounts of $172, $213 and $52, respectively	14,178	13,276	10,316
Selling, general, and administrative, including related party amounts of $4,987, $5,266 and $4,923, respectively	52,367	49,253	44,232
Insurance and claims, including related party amounts of $14,460, $13,884 and $11,959, respectively	16,956	17,205	17,348
Depreciation and amortization	11,636	10,996	10,354

Total operating expenses	675,380	590,576	494,211

Income from operations	24,391	15,367	9,019
Interest income	80	136	90
Interest expense	(22)	(16)	(356)
Other non-operating income (expense), net	1,778	5,969	(733)

Income before provision for income taxes	26,227	21,456	8,020
Provision for income taxes	10,414	8,712	3,120

Net income	$15,813	$12,744	$4,900

Earnings per common share:
Basic	$1.01	$0.80	$0.31
Diluted	$1.01	$0.80	$0.31
Weighted average number of common shares outstanding:
Basic	15,594	15,917	15,982
Diluted	15,594	15,917	15,982
Dividends paid per common share	$1.00	$—	$1.00

Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	$—	$—	$1,258
Portion of loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	$—	$—	$1,258

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances—December 31, 2008	$16,122	$79,914	$(1,703)	$70,898	$(754)	$164,477
Comprehensive income
Net income	—	—	—	4,900	—	4,900
Unrealized gain on available for sale investments, net of income taxes of $(874)	—	—	—	—	1,386	1,386

Total comprehensive income						6,286
Dividends paid ($1.00 per share)	—	—	—	(15,983)	—	(15,983)
Purchases of treasury stock	—	—	(355)	—	—	(355)

Balances—December 31, 2009	$16,122	$79,914	$(2,058)	$59,815	$632	$154,425
Comprehensive income
Net income	—	—	—	12,744	—	12,744
Unrealized gain on available of income taxes of $(1,125)	—	—	—	—	1,609	1,609

Total comprehensive income						14,353
Purchases of treasury stock	—	—	(4,567)	—	—	(4,567)

Balances—December 31, 2010	$16,122	$79,914	$(6,625)	$72,559	$2,241	$164,211
Comprehensive income
Net income	—	—	—	15,813	—	15,813
Unrealized loss on available for sale investments, net of income taxes of $470	—	—	—	—	(633)	(633)

Total comprehensive income						15,180
Dividends paid ($1.00 per share)	—	—	—	(15,555)	—	(15,555)
Purchases of treasury stock	—	—	(1,700)	—	—	(1,700)

Balances—December 31, 2011	$16,122	$79,914	$(8,325)	$72,817	$1,608	$162,136

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$15,813	$12,744	$4,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,636	10,996	10,354
Other-than-temporary impairment of marketable securities	—	—	1,258
Gain on sale of marketable equity securities	(1,136)	(5,370)	—
(Gain) loss on disposal of property and equipment	(36)	300	266
Change in the fair value of acquisition related contingent consideration	(137)	(145)	—
Provision for doubtful accounts	1,589	1,248	2,136
Deferred income taxes	4,712	(740)	1,603
Change in assets and liabilities:
Accounts receivable	(7,632)	(7,706)	7,023
Prepaid income taxes, prepaid expenses and other assets	(4,989)	1,375	(3,107)
Accounts payable, accrued expenses and other current liabilities	13,416	263	(1,127)
Due from CenTra and affiliates	(260)	(257)	142
Other long-term liabilities	1,187	(210)	(531)

Net cash provided by operating activities	34,163	12,498	22,917

Cash flows from investing activities:
Capital expenditures	(21,044)	(10,256)	(22,262)
Proceeds from the sale of property and equipment	977	438	442
Purchases of marketable securities	(3,383)	(2,582)	(6,004)
Proceeds from sale of marketable securities	2,398	11,364	93
Payment of earnout obligations related to acquisitions	—	(232)	(505)
Advance for acquisition of business	—	—	(2,658)
Acquisitions of businesses	(1,050)	(441)	(3,499)

Net cash used in investing activities	(22,102)	(1,709)	(34,393)

Cash flows from financing activities:
Dividends paid	(15,555)	—	(15,983)
Repayment of long-term debt	—	(550)	—
Payment of earnout obligations related to acquisitions	(189)	(364)	—
Purchases of treasury stock	(1,700)	(4,567)	(355)

Net cash used in financing activities	(17,444)	(5,481)	(16,338)

Net increase (decrease) in cash	(5,383)	5,308	(27,814)
Cash and cash equivalents—January 1	6,261	953	28,767

Cash and cash equivalents—December 31	$878	$6,261	$953

Supplemental cash flow information:
Cash paid for interest	$22	$20	$356

Cash paid for income taxes	$9,448	$8,978	$4,367

Acquisition of businesses:
Fair value of assets acquired, including goodwill	$1,406	$5,825	$5,058
Liabilities assumed	—	(2,453)	(803)
Advances made for acquisitions of businesses in 2009	—	(2,647)	—
Payment of acquisitions obligations	—	150	—
Acquisition obligations	(356)	(434)	(756)

Net cash paid for acquisition of businesses	$1,050	$441	$3,499

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows—Continued

Years ended December 31, 2011, 2010 and 2009

(In thousands)

Non-cash financing transactions (Note 9):

During each of the years ended December 31, 2011, 2010 and 2009, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90,000 as a reduction of the loan and as a reduction of the underlying land improvements.

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(1)	Summary of Significant Accounting Policies

(a)	Business

Universal Truckload Services, Inc., referred to herein as UTSI or the Company, through its subsidiaries, operates as an owner-operator and agency based truckload motor carrier in the United States and in the Canadian provinces of Ontario and Quebec. Our over-the-road trucking services include both flatbed and dry van operations and we provide rail-truck and steamship-truck intermodal support services. We also offer truck brokerage services, which allow us to supplement our capacity and provide our customers with transportation of freight by using third party capacity, as well as full service international freight forwarding and customs house brokerage services.

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Am-Can Ltd., or UACL, The Mason & Dixon Lines, Inc., or MADL, Mason Dixon Intermodal, Inc., or MDII, Economy Transport, Inc., or ECON, Louisiana Transportation, Inc., or LTI, Great American Lines, Inc., or GAML, Universal Logistics Solutions, Inc., or ULSI, Universal Logistics Solutions International, Inc., or ULSII, and Cavalry Transportation, LLC, or Cavalry. In 2011, the Company completed one acquisition. The activities of the acquired company are included from the date of acquisition through December 31, 2011 (see Note 2). All significant intercompany accounts and transactions have been eliminated.

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

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangible assets; marketable securities; valuation allowances for receivables; and liabilities related to insurance and claim costs. Actual results could differ from those estimates.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(1)	Summary of Significant Accounting Policies—continued

(d)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with an original maturity of three months or less.

It is the policy of the Company to record checks issued in excess of funds on deposit as accounts payable for balance sheet presentation, and include the changes in these positions as cash flows from operating activities in the statements of cash flows. At December 31, 2011, accounts payable included reclassification of checks issued in excess of funds on deposit in the amount of $8.8 million. At December 31, 2010 funds on deposit were in excess of checks issued and no reclassification was necessary. The change in the amount of checks issued in excess of funds on deposit of $8.8 million, $(2.4) million, and $2.4 million for 2011, 2010, and 2009, respectively, is included in cash flows from operating activities in the statements of cash flows as a change in accounts payable, accrued expenses and other current liabilities.

(e)	Marketable Securities

At December 31, 2011 and 2010, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense). During the years ended December 31, 2011, 2010 and 2009, the Company received proceeds of $2.4 million, $11.4 million, and $0.1 million from the sale of marketable securities with a combined cost of $1.2 million, $6.0 million, and $0.1 million resulting in a realized gain of $1.1 million, $5.4 million, and $0, respectively.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At December 31, 2011
Equity Securities	$13,396	$3,347	$(684)	$16,059

At December 31, 2010
Equity Securities	$11,276	$3,993	$(228)	$15,041

Included in equity securities at December 31, 2011 were securities with a book basis of $4.1 million and a cumulative loss position of $0.7 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(1)	Summary of Significant Accounting Policies—continued

(e)	Marketable Securities—continued

The fair value and gross unrealized holding losses of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2011
Equity securities	$2,387	$492	$988	$192	$3,375	$684

At December 31, 2010
Equity securities	$2,073	$190	$95	$38	$2,168	$228

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the banking, oil and gas, and transportation industries. The fair value and unrealized losses are distributed in 22 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

During the year ended December 31, 2009, the Company recorded other-than-temporary impairment charges of $1.3 million, for marketable equity securities classified as available-for-sale. These charges resulted from the Company’s equity holdings in various industries including the automotive, transportation, energy, tobacco and banking and finance, all of which had experienced severe declines in their respective stock prices. As such, the average cost basis of these securities were adjusted to fair value as of the reporting date, and the losses have been reclassified from accumulated other comprehensive income and included in other non-operating income (expense) in the consolidated statement of income for the years then ended. There were no such charges during the years ended December 31, 2011 or 2010.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(1)	Summary of Significant Accounting Policies—continued

(f)	Accounts Receivable—continued

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

Property and equipment are stated at cost and depreciated on the straight-line basis over estimated useful lives of seven years for trailers and tractors, fifteen years for containers, five years for computers, office equipment and miscellaneous equipment, and the remaining lease term for leasehold improvements. Annually, the Company evaluates the salvage value and useful life of trailers based on the current market environment and its recent experience with disposition values. The amounts recorded for depreciation expense were $8,233,000, $7,586,000, and $7,221,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

(h)	Intangible Assets

Intangible assets consist of the cost of customer and agent relationships that have been acquired in business combinations. The gross amount recorded for the agent contracts and customer relationships is $28,696,000 and $27,780,000 at December 31, 2011 and 2010, respectively. The agent contracts and customer relationships are being amortized over periods ranging from seven to fifteen years which represents the expected average life of the agent and customer relationships. As of December 31, 2011, the weighted average amortization period for customer and agent relationships was approximately 9 years. Accumulated amortization is $19,206,000 and $15,803,000 as of December 31, 2011 and 2010, respectively. The amounts recorded for amortization expense were $3,403,000, $3,410,000, and $3,133,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated amortization expense by year is as follows (in thousands):

2012	$2,969
2013	2,014
2014	1,484
2015	884
2016	859
Thereafter	1,280

Total	$9,490

(i)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under FASB Accounting Standards Codification, or ASC, Topic 805 “Business Combinations”, the Company is required to test goodwill for impairment annually (on the last day of the Company’s second fiscal quarter) or more frequently, whenever events occur or

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(1)	Summary of Significant Accounting Policies—continued

(i)	Goodwill—continued

circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. The Company has the option to first assess qualitative factors to determine whether or not it is necessary to perform a two-step quantitative goodwill impairment test. If the Company chooses that option, it would not be required perform Step 1 of the test unless it determines that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that it is more likely than not, or if the Company chooses not to perform a qualitative assessment, then it may then proceed with Step 1 of the two-step impairment test. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions. The Company estimates the fair value of its reporting units utilizing the income approach through the application of a discounted cash flow analysis. Key assumptions used to determine the fair value of each reporting unit as of the Company’s annual testing date were: (a) future expected cash flows; (b) estimated residual growth rates and (c) discount rates, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital. Additionally, the Company considers its market capitalization in comparison to the fair value of its reporting units. During the third quarter of 2011, the Company completed its goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded its respective carrying value of the net assets. Accordingly, no impairment loss was recognized.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

Balance as of January 1, 2010	$14,226
Business Acquisitions	2,773
Additional contingent consideration paid for:
Glenn National	232

Total	232

Balance as of December 31, 2010	17,231
Business Acquisitions	491

Balance as of December 31, 2011	$17,722

(j)	Long-Lived Assets

Long-lived assets, other than goodwill, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by a long-lived asset to its carrying value. If the carrying value of the long-lived asset is deemed to not be recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market prices and independent third-party appraisals. Changes in management’s judgment relating to salvage values and/ or estimated useful lives could result in greater or lesser annual depreciation expense or impairment charges in the future.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(1)	Summary of Significant Accounting Policies—continued

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

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009. In addition, the Company files income tax returns in various state and local jurisdictions. Historically, the Company has been responsible for filing separate state and local income tax returns for itself and its subsidiaries. The Company is no longer subject to state income tax examinations for years before 2004.

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

The Company is the primary obligor when rendering its truckload, brokerage and intermodal services and assumes the corresponding credit risk with customers. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when persuasive evidence of an arrangement exists, delivery has occurred at the receiver’s location or for service arrangements after the related services have been rendered, the revenue and related expenses are fixed or determinable and collectability is reasonably assured. Fuel surcharges of $88,603,000, $54,223,000 and $35,935,000 for the years ended December 31, 2011, 2010 and 2009, respectively, are included in operating revenues and purchased transportation.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(1)	Summary of Significant Accounting Policies—continued

(n)	Insurance & Claims—continued

personal injury and property damage to third parties, and workers’ compensation claims if a claim exceeds the Company’s insurance coverage. Such accruals are based upon individual cases and estimates of ultimate losses, incurred but not reported losses, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. Since the reported accrual is an estimate, the ultimate liability may be different from the amount recorded. If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period. The Company maintains insurance with licensed insurance carriers. Legal expenses related to auto liability claims are covered under our insurance policy. We are responsible for all other legal expenses related to claims.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(1)	Summary of Significant Accounting Policies—continued

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

The Company records compensation expense for stock or stock options granted on or after January 1, 2006, if any. No options were granted in 2011, 2010 or 2009, and as such, no compensation expense was recorded.

(u)	New Accounting Standards

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05, Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011, and is not expected to have a material effect on the Company’s financial condition or results of operations, though it will change the presentation of comprehensive income in the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, which allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, if the Company chooses that option, the Company would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for impairment tests performed during entities’ fiscal years that begin after December 15, 2011, which for the Company will be the impairment test performed as of the last day of our 2nd fiscal quarter in 2012. The Company believes once applied, the adoption of the ASU will not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(2)	Acquisitions—continued

April 1, 2011 to March 31, 2014. As of December 31, 2011, the total amount of additional cash consideration paid to the former owners of Hart was approximately $92,000 and was recorded as a reduction of the earnout liability. As of December 31, 2011, the fair value of the earnout liability was $264,000. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, Hart operates as part of Universal Am-Can, Ltd.

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

•

Effective January 1, 2010, the Company acquired certain assets of TSD Transportation L.P., or TSD, based in Texarkana, Texas, for $684,000. Included in the purchase price is approximately $434,000 of additional consideration to be paid to the former owners of TSD based on a percentage of revenues generated through December 31, 2011. As of December 31, 2011, the total amount of additional cash consideration paid to the former owners of TSD was approximately $247,000 and was recorded as a reduction of the earnout liability. At each reporting period, the earnout liability was remeasured at fair value and changes in fair value are included in earnings until the contingent consideration is fully resolved. As a result of these remeasurements, the Company recorded decreases in the fair value of the earnout liability of $35,000 and $145,000 based on changes in management’s estimates and other factors during the years ended December 31, 2011 and 2010, respectively, and included the amounts as reductions to selling, general, and administrative expenses in the consolidated statements of income for those years then ended. As of December 31, 2011, the fair value of the earnout liability was $7,000. TSD provides a wide variety of for hire freight services including van, flatbed, step

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(2)	Acquisitions—continued

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

•

On December 11, 2009, the Company acquired D. Kratt International, Inc., or D. Kratt, for approximately $2.0 million. Included in the purchase price is approximately $546,000 of additional consideration to be paid to the former owner of D. Kratt based on a percentage of revenues generated during the period from January 1, 2010 to December 31, 2012. As of December 31, 2011, the total amount of additional cash consideration paid to the former owners of D. Kratt was approximately $139,000 and was recorded as a reduction of the earnout liability.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(2)	Acquisitions—continued

At each reporting period, the earnout liability is remeasured at fair value and any changes in fair value are included in earnings until the contingent consideration is fully resolved. As a result of these remeasurements, the Company recorded a decrease in the fair value of the earnout liability of $102,000 based on changes in management’s estimates and other factors during the year ended December 31, 2011, and included the amounts as reductions to selling, general, and administrative expenses in the consolidated statements of income for the year ending December 31, 2011. As of December 31, 2011, the fair value of the earnout liability was $205,000. D. Kratt is a full service international freight forwarding and customs house brokerage firm based in Chicago, IL. D. Kratt International also provides extensive domestic and international logistics and warehousing functions, as well as comprehensive documentary and cargo insurance services. The Company used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, D. Kratt, a wholly-owned subsidiary of the Company, operates as Universal Logistics Solutions International, Inc.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(3)	Transactions with CenTra and Affiliates—continued

In addition to the management services described above, UTSI purchases other services from CenTra and affiliates. Following is a schedule of cost incurred for services provided by CenTra and affiliates for the years ended December 31 (in thousands):

	2011	2010	2009
Management services	$977	$1,067	$991
Building and terminal rents	568	540	581
Maintenance services	172	213	52
Personal liability and property damage insurance	14,460	13,884	11,959
Health and other insurances	3,442	3,659	3,351

Total	$19,619	$19,363	$16,934

Operating revenues from freight services provided to CenTra for the years ended December 31, 2011, 2010 and 2009 were $901,000, $130,000 and $2,000, respectively.

Included in purchased transportation for the year ended December 31, 2009 were $2,000 of transportation services provided by CenTra to CrossRoad Carriers. There were no such services provided by CenTra during the years ended December 31, 2011 or 2010.

Additionally, the Company charged CenTra approximately $276,000 and $207,000 for vehicle maintenance services performed during the year ended December 31, 2011 and 2010, respectively. There were no such charges for vehicle maintenance services during the year ended December 31, 2009.

At December 31, 2011 and 2010, amounts due from CenTra and affiliates were $340,000 and $80,000, respectively.

The Company also retained the law firm of Sullivan Hincks & Conway to provide legal services during 2010. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Amounts paid for legal services during 2011 and 2010 were $340,000 and $341,000, respectively.

During 2011, the Company purchased five tractors from an affiliate of CenTra for $175,000.

(4)	Retirement Plans

The Company maintains a 401(k) plan for its employees. Employees may make 401(k) contributions subject to Internal Revenue Code limitations. The plan matches contributions up to $600 for employees who are not considered highly compensated. The expense for the Company match in 2011, 2010 and 2009 was $56,000, $51,000 and $54,000, respectively.

Great American Lines, Inc., a wholly owned subsidiary of the Company, maintained a Simplified Employee Pension Plan, which is a defined contribution plan and covers all full-time employees. Eligibility requirements include completion of one year of service and attaining the age of 21. Contributions to the plan are at management’s discretion. No contributions were made under this plan for the years ended December 31, 2011, 2010 or 2009.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(5)	Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2011	2010	2009
Balance at beginning of year	$4,540	$5,464	$4,486
Provision for doubtful accounts	1,589	1,248	2,136
Acquisition of businesses	—	43	—
Uncollectible accounts written off	(2,594)	(2,215)	(1,158)

Balance at end of year	$3,535	$4,540	$5,464

(6)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2011	2010
Land and buildings	$61,480	$59,600
Trailers	41,659	34,733
Tractors	11,536	9,139
Containers	6,076	—
Office and miscellaneous equipment	6,999	6,673
Computer equipment and software	3,396	3,029
Construction in process	1,815	3,287

	132,961	116,461
Less accumulated depreciation	(42,976)	(38,255)

Total	$89,985	$78,206

(7)	Income Taxes

The provision for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2011	2010	2009
Current:
U.S. Federal	$3,455	$7,139	$1,286
State	2,247	2,315	231
Deferred:
U.S. Federal	5,262	(343)	1,354
State	(550)	(399)	249

Total	$10,414	$8,712	$3,120

The Company also recorded income taxes directly to accumulated other comprehensive income relating to unrealized gains (losses) on available-for-sale investments in the amount of $(470,000), $1,125,000, and $874,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(7)	Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2011		2010
	Current	Long-term	Current	Long-term
Deferred tax assets:
Allowance for doubtful accounts	$826	$—	$802	$—
Marketable securities	—	—	—	—
Other assets	—	1,751	—	1,457
Accrued expenses	4,309	—	3,645	—

Total	5,135	1,751	4,447	1,457

Deferred tax liabilities:
Prepaid expenses	(1,363)	—	(1,281)	—
Marketable securities	(613)	—	(193)	—
Property and equipment	—	(11,604)	—	(6,882)

Total	(1,976)	(11,604)	(1,474)	(6,882)

Net deferred tax asset (liability)	$3,159	$(9,853)	$2,973	$(5,425)

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

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2011	2010	2009
Federal statutory rate	35%	35%	35%
State—net of federal benefit	5	6	4

Effective tax rate	40%	41%	39%

As of December 31, 2011, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $687,000. These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(7)	Income Taxes—continued

taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. At December 31, 2011, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months. As of December 31, 2011, the amount of accrued interest and penalties was $76,000 and $96,000, respectively.

The changes in the Company’s gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2011	2010
Unrecognized tax benefit—beginning of year	$632	$546
Increases related to prior year tax positions	120	38
Increases related to current year tax positions	55	48
Decreases related to prior year tax positions	(120)	—
Settlements with taxing authorities	—	—
Lapse of statutes of limitations	—	—

Unrecognized tax benefit—end of year	$687	$632

(8)	Accrued Expenses

Accrued expenses consist of the following items at December 31 (in thousands):

	2011	2010
Auto liability claims	$8,836	$7,350
Driver escrow liabilities	5,199	4,694
Payroll related items	1,791	1,702
Commissions	1,029	959
Cargo claims	1,126	931
Taxes, interest, and insurance	1,549	731
Other	2,337	2,154

Total	$21,867	$18,521

(9)	Debt

On October 24, 2011, the Company and KeyBank, entered into a Change in Terms Agreement to the Amended and Restated Loan Agreement and Promissory Note dated October 25, 2010, collectively referred to as the Agreement, whereby the maturity date of the existing Amended and Restated Loan Agreement and Promissory Note was extended to October 23, 2012. Under the Agreement, the Company’s maximum permitted borrowings and letters of credit in the aggregate may not exceed $20 million. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.28% at December 31, 2011). The Agreement contains various financial and restrictive covenants to be maintained by the Company including

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(9)	Debt—continued

requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2011, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at December 31, 2011, and there were $50,000 letters of credit issued against the line.

The previous loan agreement with KeyBank was unsecured and permitted borrowings and letters of credit in the aggregate not exceed $20 million. The line of credit was unsecured, and bore interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.26% at December 31, 2010). The agreement contained various financial and restrictive covenants to be maintained by us including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of this agreement, tangible net worth was defined as total assets, excluding all intangible assets, less total debt. In certain circumstances the agreement may have limited our ability to pay dividends or distributions utilizing our line of credit. The agreement also contained customary representations and warranties, affirmative and negative covenants and events of default. The Company did not have any amounts outstanding under its line of credit at December 31, 2010, and there were $1,300,000 letters of credit issued against the line.

The Company also maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.84% (effective rate of 1.12% at December 31, 2011), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of December 31, 2011 and 2010, there were no outstanding balances under the line of credit. At December 31, 2011, the maximum available borrowings under the line of credit were $8,369,000.

On May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement requires quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County forgave $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction of the loan and as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal was due at maturity on January 31, 2011; however, in June 2010, the Company repaid $550,000 of the remaining principal balance. As of December 31, 2011 and 2010, the outstanding balance under the loan was $0 and $90,000 (presented under other current liabilities), respectively.

(10)	Operating Leases

The Company leases office space, terminal yards and equipment under non-cancelable operating leases. Total rent expense amounted to approximately $1,730,000, $2,122,000, and $2,432,000 for

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(10)	Operating Leases—continued

2011, 2010 and 2009, respectively. It is expected that in the ordinary course of business that leases will be renewed or replaced as they expire. Future minimum rental payments under non-cancelable operating leases having initial or remaining terms in excess of one year are as follows (in thousands):

2012	$1,030
2013	367
2014	131
2015	11
2016	—
Thereafter	—

Total	$1,539

(11)	Comprehensive Income

Comprehensive income includes the following for the years ended December 31 (in thousands):

	2011	2010	2009
Net income	$15,813	$12,744	$4,900
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments arising during the year, net of income tax of $20, $(3,298) and $(387), respectively	53	4,805	615
(Gains) losses on available-for-sale investments reclassified into income:
Other-than-temporary impairment losses, net of tax of $0, $0 and ($487), respectively	—	—	771
Realized gains, net of tax of $450, $2,173 and $0, respectively	(686)	(3,196)	—

Net gain (loss) recognized in other comprehensive income (loss)	(633)	1,609	1,386

Total comprehensive income	$15,180	$14,353	$6,286

The unrealized holding gains and losses on available-for-sale investments represent mark-to-market adjustments net of related income taxes.

(12)	Fair Value Measurements and Disclosures

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

December 31, 2011, 2010 and 2009

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

The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$79	$—	$—	$79
Marketable securities	16,059	—	—	16,059

Total Assets	$16,138	$—	$—	$16,138

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$59	$—	$—	$59
Marketable securities	15,041	—	—	15,041

Total Assets	$15,100	$—	$—	$15,100

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents—This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

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

December 31, 2011, 2010 and 2009

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

In December 2004, UTSI’s Board of Directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, have a life of seven years and have an exercise price of $22.50 per share. The total intrinsic value of all outstanding options as of December 31, 2011 and 2010 was $0.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2010	190,000	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	2,500	22.50

Balance at December 31, 2010	187,500	$22.50
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—

Balance at December 31, 2011	187,500	$22.50

Exercisable at December 31, 2011	187,500	$22.50

(15)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. As of December 31, 2011, 2010 and 2009, there were no dilutive stock options included in the denominator for the calculation of diluted earnings per share.

For the years ended December 31, 2011, 2010 and 2009, 187,500 options, 187,500 options, and 190,000 options to purchase shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011, 2010 and 2009

(16)	Quarterly Financial Data (unaudited)

	2011
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$157,630	$179,961	$187,546	$174,634
Operating income	3,830	6,111	8,422	6,028
Income before income taxes	4,837	6,306	8,659	6,425
Provision for income taxes	1,938	2,371	3,224	2,881

Net income	$2,899	$3,935	$5,435	$3,544

Earnings per common share:
Basic	$0.19	$0.25	$0.35	$0.23
Diluted	$0.19	$0.25	$0.35	$0.23
Weighted average number of common shares outstanding:
Basic	15,632	15,614	15,574	15,555
Diluted	15,632	15,614	15,574	15,555

	2010
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$139,044	$154,304	$156,462	$156,133
Operating income	1,470	4,068	4,655	5,174
Income before income taxes	3,390	7,793	4,911	5,362
Provision for income taxes	1,325	3,220	1,979	2,188

Net income	$2,065	$4,573	$2,932	$3,174

Earnings per common share:
Basic	$0.13	$0.29	$0.18	$0.20
Diluted	$0.13	$0.29	$0.18	$0.20
Weighted average number of common shares outstanding:
Basic	15,980	15,980	15,925	15,780
Diluted	15,980	15,980	15,925	15,780

(17)	Subsequent Events

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

There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal years 2011 or 2010.

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the SEC filing deadlines for these reports specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2011 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Such report appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services Inc.:

We have audited Universal Truckload Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Truckload Services Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Truckload Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Detroit, Michigan

March 15, 2012

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item concerning the Directors and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011, and is incorporated herein by reference. The information required by this Item concerning Director Independence, the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is set forth under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation and Stock Option Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011, and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity and Related Stockholder Matters” in Part II, Item 5 of this report, and is incorporated by reference herein.

The information required by this Item pursuant to Item 403 of Regulation S-K is set forth under the captions “Security Ownership by Management and Others” and “Equity Compensation Plan Information,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011, and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Transactions With Management and Others” and “Transactions With Management and Others and Certain Business Relationships” and “Compensation Committee Interlocks and Insider Participation,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2011, and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the captions “Report of the Audit Committee” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2011, and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Page
Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets	37
Consolidated Statements of Income	38
Consolidated Statements of Shareholders’ Equity and Comprehensive Income	39
Consolidated Statements of Cash Flows	40
Notes to Consolidated Financial Statements	42

(2) Financial Statement Schedules
Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 000-51142))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

10.1	Change in Terms Agreement between Universal Truckload Services, Inc. and KeyBank National Association dated October 24, 2011 ((Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2011 (Commission File No. 000-51142))

21.1*	Subsidiaries of Universal Truckload Services, Inc.

23.1*	Consent of KPMG LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

Exhibit No.	Description

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

By:	/s/ ROBERT E. SIGLER
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: March 15, 2012

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

Signatures	Title	Date

/s/ DONALD B. COCHRAN Donald B. Cochran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012

/s/ ROBERT E. SIGLER Robert E. Sigler	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 15, 2012

/s/ MATTHEW T. MOROUN Matthew T. Moroun	Chairman of the Board	March 15, 2012

/s/ MANUEL J. MOROUN Manuel J. Moroun	Director	March 15, 2012

/s/ FREDERICK P. CALDERONE Frederick P. Calderone	Director	March 15, 2012

/s/ JOSEPH J. CASAROLL Joseph J. Casaroll	Director	March 15, 2012

/s/ DANIEL J. DEANE Daniel J. Deane	Director	March 15, 2012

/s/ DANIEL C. SULLIVAN Daniel C. Sullivan	Director	March 15, 2012

/s/ RICHARD P. URBAN Richard P. Urban	Director	March 15, 2012

/s/ TED B. WAHBY Ted B. Wahby	Director	March 15, 2012