Form 10-Q
period 2012-03-31
Universal Truckload Services, Inc.
filed 2012-05-09
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of April 30, 2012, was 15,498,754.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,761	$878
Marketable securities	16,018	16,059
Accounts receivable – net of allowance for doubtful accounts of $2,467 and $3,535, respectively	76,997	74,876
Due from CenTra and affiliates	809	340
Prepaid income taxes	4,567	6,279
Prepaid expenses and other	9,554	7,749
Deferred income taxes	3,307	3,159

Total current assets	113,013	109,340

Property and equipment	133,070	132,961
Less accumulated depreciation	(44,369)	(42,976)

Property and equipment – net	88,701	89,985

Goodwill	17,722	17,722
Intangible assets – net of accumulated amortization of $19,954 and $19,206, respectively	8,742	9,490
Other assets	2,505	2,407

Total assets	$230,683	$228,944

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,368	$33,783
Accrued expenses and other current liabilities	23,082	21,867
Dividends payable	15,499	—
Due to CenTra and affiliates	522	—

Total current liabilities	68,471	55,650

Long-term liabilities:
Deferred income taxes	10,891	9,853
Other long-term liabilities	1,386	1,305

Total long-term liabilities	12,277	11,158

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares; 16,122,483 shares issued; 15,498,754 and 15,555,183 shares outstanding, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury Stock, at cost; 623,729 and 567,300 shares, respectively	(9,204)	(8,325)
Retained earnings	60,916	72,817
Accumulated other comprehensive income, net of income taxes of $1,396 and $1,054, respectively	2,187	1,608

Total shareholders’ equity	149,935	162,136

Total liabilities and shareholders’ equity	$230,683	$228,944

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

Thirteen Weeks ended March 31, 2012 and April 2, 2011

(In thousands, except per share data)

	2012	2011
Operating revenues:
Truckload	$104,121	$97,313
Brokerage	46,383	36,805
Intermodal	25,344	23,512

Total operating revenues	175,848	157,630

Operating expenses:
Purchased transportation	135,070	120,459
Commissions expense	10,074	9,906
Other operating expense	4,018	3,704
Selling, general, and administrative	14,198	12,723
Insurance and claims	4,142	4,137
Depreciation and amortization	2,968	2,871

Total operating expenses	170,470	153,800

Income from operations	5,378	3,830
Interest income	13	17
Interest expense	(1)	—
Other non-operating income	504	990

Income before provision for income taxes	5,894	4,837
Provision for income taxes	2,296	1,938

Net income	$3,598	$2,899

Earnings per common share:
Basic	$0.23	$0.19
Diluted	$0.23	$0.19
Weighted average number of common shares outstanding:
Basic	15,537	15,632
Diluted	15,537	15,632
Dividends declared per common share	$1.00	$—

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Comprehensive Income

Thirteen Weeks ended March 31, 2012 and April 2, 2011

(In thousands)

	2012	2011
Net Income	$3,598	$2,899
Other comprehensive income:
Unrealized holding gains on available-for sale investments arising during the period, net of income tax	799	583
Realized gains on available-for-sale investments reclassified into income, net of income tax	(220)	(504)

Net gain recognized in other comprehensive income	579	79

Total comprehensive income	$4,177	$2,978

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirteen Weeks ended March 31, 2012 and April 2, 2011

(In thousands)

	2012	2011
Cash flows from operating activities:
Net income	$3,598	$2,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,968	2,871
Gain on sale of marketable securities	(361)	(842)
Gain on disposal of property and equipment	(28)	(50)
Provision for doubtful accounts	220	23
Deferred income taxes	548	(206)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(2,341)	(8,618)
Prepaid income taxes, prepaid expenses and other assets	(191)	(5,268)
Accounts payable, accrued expenses and other current liabilities	(3,152)	7,193
Due from CenTra and affiliates	53	(62)
Other long-term liabilities	81	669

Net cash provided by (used in) operating activities	1,395	(1,391)

Cash flows from investing activities:
Capital expenditures	(1,211)	(3,302)
Proceeds from the sale of property and equipment	303	205
Purchases of marketable securities	—	(560)
Proceeds from sale of marketable securities	1,323	1,006
Acquisition of business	—	(500)

Net cash provided by (used in) investing activities	415	(3,151)

Cash flows from financing activities:
Payment of earnout obligations related to acquisitions	(48)	(71)
Purchases of treasury stock	(879)	(728)

Net cash used in financing activities	(927)	(799)

Net increase (decrease) in cash and cash equivalents	883	(5,341)
Cash and cash equivalents – beginning of period	878	6,261

Cash and cash equivalents – end of period	$1,761	$920

Supplemental cash flow information:
Cash paid for interest	$1	$—

Cash paid for income taxes	$26	$2,891

Acquisition of businesses:
Fair value of assets acquired, including goodwill	$—	$1,406
Acquisition obligations	—	(906)

Net cash paid for acquisition of businesses	$—	$500

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows—Continued

Thirteen Weeks ended March 31, 2012 and April 2, 2011

(In thousands)

Non-cash financing transactions:

During the thirteen week period ended April 2, 2011, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90,000 as a reduction of the loan and as a reduction of the underlying land improvements. See Note 3 to the Unaudited Consolidated Financial Statements.

On March 16, 2012, the Company’s Board of Directors, or Board, declared a special cash dividend of $1.00 per common share payable on April 5, 2012 to shareholders of record as of March 26, 2012. Common stock dividends payable at March 31, 2012 were $15.5 million. See Note 11 to the Unaudited Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited consolidated financial statements of Universal Truckload Services, Inc. and its wholly owned subsidiaries, or the Company or UTSI, have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

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

In addition to the management services described above, UTSI purchases other services from CenTra and affiliates. Following is a schedule of the costs incurred by UTSI for services provided by CenTra and affiliates. The amounts charged to UTSI for the thirteen weeks ended March 31, 2012 and April 2, 2011 are presented in the table below (in thousands):

	Thirteen weeks ended
	March 31, 2012	April 2, 2011
Management services	$259	$249
Building and terminal rents	148	144
Maintenance services	52	51
Personal liability and property damage insurance	3,424	3,370
Health and other insurances	963	864

Total	$4,846	$4,678

Operating revenues from freight services provided to CenTra for the thirteen weeks ended March 31, 2012 and April 2, 2011 were approximately $5,000 and $72,000, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(2)	Transactions with CenTra and Affiliates – continued

Additionally, the Company charged CenTra approximately $21,000 and $66,000 for vehicle maintenance services performed during the thirteen weeks ended March 31, 2012 and April 2, 2011.

As of March 31, 2012 and December 31, 2011, amounts due from CenTra and affiliates were $809,000 and $340,000, respectively. As of March 31, 2012, amounts due to CenTra and affiliates were $522,000.

The Company also has retained the law firm of Sullivan Hincks & Conway to provide legal services. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Amounts paid for legal services during the thirteen weeks ended March 31, 2012 and April 2, 2011 were $105,000 and $138,000, respectively.

(3)	Debt

On October 24, 2011, the Company and KeyBank entered into a Change in Terms Agreement to the Amended and Restated Loan Agreement and Promissory Note dated October 25, 2010, collectively referred to as the Agreement, whereby the maturity date of the existing Amended and Restated Loan Agreement and Promissory Note was extended to October 23, 2012. Under the Agreement, the Company’s maximum permitted borrowings and letters of credit may not exceed $20 million in the aggregate. The line of credit is unsecured and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.24% at March 31, 2012). The Agreement contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of the Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of March 31, 2012, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at March 31, 2012 or December 31, 2011, and there were letters of credit aggregating $40,000 and $50,000 issued against the line, respectively.

The Company also maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.84% (effective rate of 1.08% at March 31, 2012), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of March 31, 2012 and December 31, 2011, there were no outstanding balances under the line of credit, and the maximum available borrowings under the line of credit were $7,815,000 and $8,369,000, respectively.

On May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement with the County required Realty to make quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County forgave $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction of the loan and as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal was due at maturity on January 31, 2011; however, in June 2010, the Company repaid $550,000 of the remaining principal balance. As of March 31, 2012 and December 31, 2011 the outstanding balance under the loan was $0.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(4)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. For the thirteen weeks ended March 31, 2012, the Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

The following table provides a reconciliation for the thirteen weeks ended April 2, 2011 of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

Weighted average number of common shares	15,632
Incremental shares from assumed exercise of dilutive stock options	—

Weighted average number of common shares and common share equivalents	15,632

For the thirteen weeks ended April 2, 2011, 187,500 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(5)	Stock Based Compensation

In December 2004, the Board adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. On February 11, 2005, UTSI granted 260,000 options to certain of its employees. The stock options granted vested immediately, had a life of seven years and an exercise price of $22.50 per share. On February 10, 2012, the remaining unexercised stock options expired. The intrinsic value of all outstanding options as of April 2, 2011 was $0.

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2012	187,500	$22.50
Granted	—	—
Exercised	—	—
Expired	187,500	$22.50
Forfeited	—	—

Balance at March 31, 2012	—	—

Exercisable	—	—

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(6)	Comprehensive Income

The gross amounts, income taxes, and net of tax amounts for each component of comprehensive income were as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Unrealized holding gains on available-for-sale investments arising during the period:
Gross amount	$1,282	$947
Income tax expense	(483)	(364)

Net of tax amount	$799	$583

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$(361)	$(842)
Income tax expense	141	338

Net of tax amount	$(220)	$(504)

Accumulated other comprehensive income at March 31, 2012 of $2,187,000 represents the net unrealized holding gains on available–for-sale investments of $3,583,000, net of related income taxes of $1,396,000. At March 31, 2012, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $3,871,000 and $288,000, respectively.

Accumulated other comprehensive income at December 31, 2011 of $1,608,000 represents the net unrealized holding gains on available–for-sale investments of $2,662,000, net of related income taxes of $1,054,000. At December 31, 2011, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $3,346,000 and $684,000, respectively.

(7)	Fair Value Measurements

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(7)	Fair Value Measurements – (continued)

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

The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$1,542	$—	$—	$1,542
Marketable securities	16,018	—	—	16,018

Total Assets	$17,560	$—	$—	$17,560

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$79	$—	$—	$79
Marketable securities	16,059	—	—	16,059

Total Assets	$16,138	$—	$—	$16,138

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Marketable securities – Marketable securities represent equity securities, which consist of common and preferred stocks, are actively traded on public exchanges and are listed as Level 1 assets. Fair value was measured based on quoted prices for these securities in active markets.

The carrying amount for the line of credit approximates fair value because the interest rate on the line of credit is adjusted frequently.

(8)	Marketable Securities

At March 31, 2012 and December 31, 2011, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary, on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(8)	Marketable Securities – (continued)

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At March 31, 2012
Equity Securities	$12,435	$3,871	$(288)	$16,018

At December 31, 2011
Equity Securities	$13,396	$3,347	$(684)	$16,059

Included in equity securities at March 31, 2012 are securities with a fair value of $1,461,000 with a cumulative loss position of $288,000, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The following table shows the gross unrealized holding losses and fair value of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2012
Equity securities	$577	$194	$884	$94	$1,461	$288

At December 31, 2011
Equity securities	$2,387	$492	$988	$192	$3,375	$684

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the banking, oil and gas, steel, and transportation industries. The fair value and unrealized losses are distributed in 9 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(8)	Marketable Securities – (continued)

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

(9)	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05, Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. While ASU 2011-05 also includes requirements for presentation of reclassification adjustments out of accumulated other comprehensive income, this section was subsequently deferred in December 2011, with the FASB’s issuance of ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-05 became effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has presented the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements as a result of the Company’s adoption of ASU 2011-05 during the first quarter of 2012.

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

The Company is involved in claims and litigation arising in the ordinary course of business. These matters primarily involve claims for personal injury and property damage incurred in the transportation of freight. Based on its knowledge of the facts and, in certain cases, opinions of outside counsel, the Company believes all such litigation is adequately covered by insurance or otherwise provided for and that adverse results in one or more of those cases would not have a materially adverse effect on its financial condition, operating results and cash flows. However, if the ultimate outcome of these matters, after provisions thereof, is materially different from the Company’s estimates, they could have a material effect on the Company’s operating results and cash flows in any given quarter or year.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(11)	Dividends

On March 16, 2012, the Board declared a special cash dividend of $1.00 per common share payable on April 5, 2012 to shareholders of record as of March 26, 2012. This dividend was paid subsequent to March 31, 2012 and therefore was accrued and included as a current liability. The payment of this dividend will not violate any of the Company’s financial covenants under the Company’s Loan Agreement with KeyBank. The Company currently intends to retain future earnings to finance the growth, development and expansion of its business and does not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of the Board and will depend on its financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2011, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen weeks ended March 31, 2012, approximately 85.2% of our total operating expenses were variable in nature and our capital expenditures were $1.2 million.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 and the unaudited Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended March 31, 2012 and April 2, 2011, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Operating revenues	100%	100%
Operating expenses:
Purchased transportation	76.8	76.4
Commissions expense	5.7	6.3
Other operating expenses	2.3	2.3
Selling, general and administrative	8.1	8.1
Insurance and claims	2.4	2.6
Depreciation and amortization	1.7	1.8

Total operating expenses	96.9	97.6

Income from operations	3.1	2.4
Interest and other non-operating income (expense), net	0.3	0.6

Income before provision for income taxes	3.4	3.1
Provision for income taxes	1.3	1.2

Net income	2.0%	1.8%

Thirteen Weeks Ended March 31, 2012 Compared to Thirteen Weeks ended April 2, 2011

Operating revenues. Operating revenues for the thirteen weeks ended March 31, 2012 increased by $18.2 million, or 11.6%, to $175.8 million from $157.6 million for the thirteen weeks ended April 2, 2011. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload, brokerage and intermodal operations, an increase in fuel surcharges, and increases in our operating revenues per loaded mile. The number of loads from our combined truckload, brokerage and intermodal operations was 199,000 for the thirteen weeks ended March 31, 2012 compared to 188,000 for thirteen weeks ended April 2, 2011. Included in operating revenues are fuel surcharges of $22.1 million for the thirteen weeks ended March 31, 2012 compared to $17.9 million for the thirteen weeks ended April 2, 2011. For the thirteen weeks ended March 31, 2012, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.55 from $2.29 for the thirteen weeks ended April 2, 2011. Included in operating revenue is approximately $2.0 million of revenues attributable to our acquisition made in the first quarter 2011, which consists of $1.3 million in truckload operations and $0.7 million in brokerage operations. Excluding the effects of this acquisition, truckload revenue increased by $5.5 million, or 5.7%, to $102.9 million for the thirteen weeks ended March 31, 2012 from $97.3 million for the thirteen weeks ended April 2, 2011. Excluding the effects of this acquisition, brokerage revenue increased by $8.9 million, or 24.1%, to $45.7 million for the thirteen weeks ended March 31, 2012 compared to $36.8 million for the thirteen weeks ended April 2, 2011. Intermodal revenue increased by $1.8 million, or 7.8%, to $25.3 million for the thirteen weeks ended March 31, 2012 from $23.5 million for the thirteen weeks ended April 2, 2011.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended March 31, 2012 increased by $14.6 million, or 12.1%, to $135.1 million from $120.5 million for the thirteen weeks ended April 2, 2011. As a percentage of operating revenues, purchased transportation expense increased to 76.8% for the thirteen weeks ended March 31, 2012 from 76.4% for the thirteen weeks ended April 2, 2011. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, which are passed through to owner-operators.

Commissions expense. Commissions expense for the thirteen weeks ended March 31, 2012 increased by $0.2 million, or 1.7%, to $10.1 million from $9.9 million for the thirteen weeks ended April 2, 2011. The absolute increase was primarily due to the increase in our operating revenues. Commissions expense generally increases or decreases in proportion to revenues. As a percentage of operating revenues, commissions expense decreased to 5.7% for the thirteen weeks ended March 31, 2012 compared to 6.3% for thirteen weeks ended April 2, 2011. As a percentage of revenues, the decrease in commissions expense is due to an increase in fuel surcharges, which are passed through to our owner-operators, and as such, no commissions are paid, and an increase in revenues generated by our company managed locations.

Other operating expense. Other operating expense for the thirteen weeks ended March 31, 2012 increased by $0.3 million, or 8.5%, to $4.0 million from $3.7 million for the thirteen weeks ended April 2, 2011. As a percentage of operating revenues, other operating expense remained consistent at 2.3% for both the thirteen weeks ended March 31, 2012 and April 2, 2011. The absolute increase was primarily due to an increase in repairs and maintenance cost on company owned equipment.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended March 31, 2012 increased by $1.5 million, or 11.6%, to $14.2 million from $12.7 million for the thirteen weeks ended April 2, 2011. As a percentage of operating revenues, selling, general and administrative expense remained consistent at 8.1% for both the thirteen weeks ended March 31, 2012 and April 2, 2011. The absolute increase was primarily the result of increases in salaries and wage expense of $1.3 million, our provision for bad debts and uncollectible agent loans of $0.2 million and other selling, general, and administrative costs of $0.1 million. These increases were partially offset by a decrease in our professional services fees of $0.2 million.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended March 31, 2012 remained consistent at $4.1 million compared to the thirteen weeks ended April 2, 2011. As a percentage of operating revenues, insurance and claims expense decreased to 2.4% for the thirteen weeks ended March 31, 2012 from 2.6% for the thirteen weeks ended April 2, 2011. Included in insurance and claims expense was an increase in our cargo claims expense of $0.3 million which was offset by a decrease in our auto liability insurance premiums and claims expense of $0.3 million.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended March 31, 2012 increased by $0.1 million, or 3.4%, to $3.0 million from $2.9 million for the thirteen weeks ended April 2, 2011. The absolute increase is primarily the result of additional depreciation on our capital expenditures made throughout 2011.

Interest income, net. Net interest income for the thirteen weeks ended March 31, 2012 was $12 thousand compared to $17 thousand for the thirteen weeks ended April 2, 2011.

Other non-operating income. Other non-operating income for the thirteen weeks ended March 31, 2012 was $0.5 million compared to $1.0 million for the thirteen weeks ended April 2, 2011. Included in other non-operating income for the thirteen weeks ended March 31, 2012 were $0.4 million in pre-tax gains on the sales of marketable securities compared to $0.8 million for the thirteen weeks ended April 2, 2011.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended March 31, 2012 increased by $0.4 million to $2.3 million from $1.9 million for the thirteen weeks ended April 2, 2011. The increase was primarily attributable to the increase in our taxable income. For the thirteen weeks ended March 31, 2012 and April 2, 2011, we had an effective income tax rate of 39.0% and 40.1%, respectively, based upon our income before provision for income taxes.

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

During the thirteen weeks ended March 31, 2012, we made capital expenditures totaling $1.2 million. These expenditures primarily consisted of trailers and miscellaneous computer and office equipment.

Through the end of 2012, exclusive of acquisitions, if any, we expect to incur capital expenditures of $1.5 million to $2.1 million relating to real property acquisitions, renovations and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $10.4 million to $11.3 million for tractors, trailers, containers, chassis, and other equipment.

The Board declared a special cash dividend of $1.00 per common share payable on April 5, 2012 to shareholders of record as of March 26, 2012. This dividend was paid subsequent to March 31, 2012 and therefore was accrued and included as a current liability.

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

Unsecured Line of Credit

On October 24, 2011, the Company and KeyBank National Association, or KeyBank, entered into a Change in Terms Agreement to the Amended and Restated Loan Agreement and Promissory Note dated October 25, 2010, collectively referred to as the Agreement, whereby the maturity date of the existing Amended and Restated Loan Agreement and Promissory Note was extended to October 23, 2012. Under the Agreement, the Company’s maximum permitted borrowings and letters of credit may not exceed $20 million in the aggregate. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.24% at March 31, 2012). The Agreement contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of the Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. At March 31, 2012, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit as of March 31, 2012, and there were $40 thousand in letters of credit issued against the line.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.84% (effective rate of 1.08% at March 31, 2012), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of March 31, 2012, the outstanding balance under the line of credit was $0, and the maximum available borrowings against the line of credit were $7.8 million.

Discussion of Cash Flows

At March 31, 2012, we had cash and cash equivalents of $1.8 million compared to $0.9 million at December 31, 2011. The increase in cash and cash equivalents of $0.9 million for the thirteen weeks ended March 31, 2012 resulted from $1.4 million in cash provided by operations and $0.4 million provided by investing activities, which was partially offset by $0.9 million in cash used in financing activities.

The $1.4 million in net cash provided by operations was primarily attributed to $3.6 million of net income adjusted for $3.0 million of non-cash charges for depreciation and amortization, a $0.4 million gain on the sales of marketable securities, $0.5 million in changes in deferred income taxes, $0.2 million of non-cash charges for provisions for doubtful accounts, and an increase in the working capital position of the Company of $5.5 million. The increase in the working capital position is primarily the result of an increase in accounts receivable due to increased revenues and a decrease in book overdrafts. This was partially offset by an increase in accounts payable and other current liabilities primarily resulting from higher contractor payables also due to increased revenues.

The $0.4 million in net cash provided by investing activities for the thirteen weeks ended March 31, 2012 was generated from $1.3 million in proceeds from the sales of marketable securities and $0.3 million in proceeds from the disposal of property and equipment. These proceeds were partially offset by $1.2 million used for capital expenditures.

The $0.9 million in net cash used in financing activities for the thirteen weeks ended March 31, 2012 was primarily used for $0.9 million in purchases of treasury stock.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, of our Form 10-K for the year ended December 31, 2011. There have been no changes in the accounting policies followed by us during the thirteen weeks ended March 31, 2012.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the second, third and fourth quarters.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended March 31, 2012. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 31, 2012 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Information with respect to legal proceedings and other exposures appears in Part I, Item 1, Note (10) of the “Notes to Unaudited Consolidated Financial Statements,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its Common Stock during the period from January 1, 2012 to March 31, 2012, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
December 31, 2011			567,300	232,700
Jan. 1, 2012 – Jan. 28, 2012	—	$—	—	—
Jan. 29, 2012 – Feb. 25, 2012	—	—	—	—
Feb. 26, 2012 – Mar. 31, 2012	56,429	15.58	623,729	176,271

Total	56,429	$15.58	623,729	176,271

On November 6, 2007, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market. As of March 31, 2012, the Company may purchase 176,271 shares of its common stock under this authorization. No specific expiration date has been assigned to the authorization.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Registration Rights Agreement, dated as of December 31, 2004, among the Registrant, Matthew T. Moroun and The Manuel J. Moroun Trust (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on January 7, 2005 (Commission File No. 333-120510))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: May 9, 2012	By:	/s/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: May 9, 2012	By:	/s/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer