Form 10-Q
period 2012-06-30
Universal Truckload Services, Inc.
filed 2012-08-07
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 30, 2012 was 15,490,954.

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$226	$878
Marketable securities	14,201	16,059
Accounts receivable – net of allowance for doubtful accounts of $2,565 and $3,535, respectively	80,750	74,776
Other receivables	2,205	1,314
Due from CenTra and affiliates	922	340
Prepaid income taxes	2,699	6,279
Prepaid expenses and other	5,478	6,535
Deferred income taxes	3,882	3,159

Total current assets	110,363	109,340

Property and equipment	137,414	132,961
Less accumulated depreciation	(45,898)	(42,976)

Property and equipment – net	91,516	89,985

Goodwill	17,965	17,722
Intangible assets – net of accumulated amortization of $20,718 and $19,206, respectively	8,635	9,490
Other assets	3,292	2,407

Total assets	$231,771	$228,944

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,113	$33,783
Accrued expenses and other current liabilities	23,067	21,867
Line of credit	6,424	—
Due to CenTra and affiliates	564	—

Total current liabilities	65,168	55,650
Long-term liabilities:
Deferred income taxes	10,738	9,853
Other long-term liabilities	1,609	1,305

Total long-term liabilities	12,347	11,158

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares;
16,122,483 shares issued; 15,490,954 and 15,555,183 shares outstanding, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury stock, at cost; 631,529 and 567,300 shares, respectively	(9,316)	(8,325)
Retained earnings	65,914	72,817
Accumulated other comprehensive income, net of income taxes of $1,034 and $1,054, respectively	1,622	1,608

Total shareholders’ equity	154,256	162,136

Total liabilities and shareholders’ equity	$231,771	$228,944

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

June 30, 2012 and July 2, 2011

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2012	2011	2012	2011
Operating revenues:
Truckload	$109,980	$110,798	$214,101	$208,111
Brokerage	46,032	42,165	92,415	78,970
Intermodal	29,043	26,998	54,387	50,510

Total operating revenues	185,055	179,961	360,903	337,591

Operating expenses:
Purchased transportation	141,803	139,631	276,873	260,090
Commissions expense	10,551	10,675	20,625	20,581
Other operating expense	4,225	3,235	8,243	6,939
Selling, general, and administrative	14,059	13,223	28,257	25,946
Insurance and claims	3,908	4,189	8,050	8,326
Depreciation and amortization	2,998	2,897	5,966	5,768

Total operating expenses	177,544	173,850	348,014	327,650

Income from operations	7,511	6,111	12,889	9,941

Interest income	14	31	27	48

Interest expense	(13)	(4)	(14)	(4)

Other non-operating income	669	168	1,173	1,158

Income before provision for income taxes	8,181	6,306	14,075	11,143

Provision for income taxes	3,183	2,371	5,479	4,309

Net income	$4,998	$3,935	$8,596	$6,834

Earnings per common share:
Basic	$0.32	$0.25	$0.55	$0.44
Diluted	$0.32	$0.25	$0.55	$0.44
Weighted average number of common shares outstanding:
Basic	15,494	15,614	15,516	15,623
Diluted	15,494	15,614	15,516	15,623
Dividends paid per common share	$—	$—	$1.00	$—

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Comprehensive Income

June 30, 2012 and July 2, 2011

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2012	2011	2012	2011
Net Income	$4,998	$3,935	$8,596	$6,834
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for sale investments arising during the period, net of income tax	(254)	(4)	545	591
Realized gains on available-for-sale investments reclassified into income, net of income tax	(311)	—	(531)	(516)

Net gain (loss) recognized in other comprehensive income	(565)	(4)	14	75

Total comprehensive income	$4,433	$3,931	$8,610	$6,909

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Twenty-six weeks ended June 30, 2012 and July 2, 2011

(In thousands)

	2012	2011
Cash flows from operating activities:
Net income	$8,596	$6,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,966	5,768
Gain on sale of marketable securities	(870)	(842)
Gain on disposal of property and equipment	(59)	(9)
Provision for doubtful accounts	681	646
Deferred income taxes	181	(20)
Change in assets and liabilities, net of acquisitions:
Trade and other accounts receivable	(7,546)	(13,197)
Prepaid income taxes, prepaid expenses and other assets	3,752	(1,556)
Accounts payable, accrued expenses and other current liabilities	2,084	4,603
Due from CenTra and affiliates	(18)	(521)
Other long-term liabilities	304	840

Net cash provided by operating activities	13,071	2,546

Cash flows from investing activities:
Capital expenditures	(6,220)	(5,996)
Proceeds from the sale of property and equipment	494	461
Purchases of marketable securities	(6)	(560)
Proceeds from sale of marketable securities	2,729	1,006
Acquisition of businesses	(550)	(775)

Net cash (used in) provided by investing activities	(3,553)	(5,864)

Cash flows from financing activities:
Dividends paid	(15,499)	—
Borrowings under credit agreement	6,424	—
Payment of earnout obligations related to acquisitions	(104)	(147)
Purchases of treasury stock	(991)	(1,129)

Net cash (used in) financing activities	(10,170)	(1,276)

Net (decrease) in cash and cash equivalents	(652)	(4,594)
Cash and cash equivalents – beginning of period	878	6,261

Cash and cash equivalents – end of period	$226	$1,667

Supplemental cash flow information:
Cash paid for interest	$13	$4

Cash paid for income taxes	$1,706	$5,605

Acquisition of businesses:
Fair value of assets acquired, including goodwill	$1,100	$1,406
Acquisition obligations	(550)	(631)

Net cash paid for acquisitions of businesses	$550	$775

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows – Continued

Twenty-six Weeks ended June 30, 2012 and July 2, 2011

Non-cash financing transactions (Note 3):

During the twenty-six week periods ended July 2, 2011, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90,000 as a reduction of the loan and as a reduction of the underlying land improvements.

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

Certain reclassifications have been made to the prior financial statements in order for them to conform to the June 30, 2012 presentation.

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

In addition to the management services described above, UTSI purchases other services from CenTra and affiliates. Following is a schedule of the costs incurred by UTSI for services provided by CenTra and affiliates. The amounts charged to UTSI for the thirteen weeks and twenty-six weeks ended June 30, 2012 and July 2, 2011 are presented in the table below (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Management services	$258	$244	$517	$493
Building and terminal rents	205	141	353	285
Maintenance services	41	65	93	116
Personal liability and property damage insurance	3,684	3,779	7,108	7,149
Health and other insurance	877	865	1,840	1,729

Total	$5,065	$5,094	$9,911	$9,772

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(2)	Transactions with CenTra and Affiliates – continued

Operating revenues from freight services provided to CenTra for the thirteen and twenty-six weeks ended June 30, 2012 were $130,000 and $135,000 respectively. Operating revenues from freight services provided to CenTra for the thirteen and twenty-six weeks ended July 2, 2011 were $665,000 and $737,000, respectively.

During the thirteen and twenty-six weeks ended June 30, 2012, the Company charged CenTra approximately $9,000 and $30,000 respectively, for vehicle maintenance services performed during the period. For the thirteen and twenty-six weeks ended July 2, 2011, the Company charged CenTra approximately $84,000 and $150,000, respectively.

As of June 30, 2012 and December 31, 2011, amounts due from CenTra and affiliates were $922,000 and $340,000, respectively. As of June 30, 2012, amounts due to CenTra and affiliates were $564,000.

The Company also retained the law firm of Sullivan Hincks & Conway to provide legal services during the period. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Amounts paid for legal services during the thirteen and twenty-six weeks ended June 30, 2012 were $8,000 and $113,000, respectively. Amounts paid for legal services during the thirteen and twenty-six weeks ended July 2, 2011 were $95,000 and $233,000, respectively.

During the thirteen weeks ended July 2, 2011, the Company also purchased five tractors from an affiliate of CenTra for $175,000.

(3)	Debt

On October 24, 2011, the Company and KeyBank entered into a Change in Terms Agreement to the Amended and Restated Loan Agreement and Promissory Note dated October 25, 2010, collectively referred to as the Agreement, whereby the maturity date of the existing Amended and Restated Loan Agreement and Promissory Note was extended to October 23, 2012. Under the Agreement, the Company’s maximum permitted borrowings and letters of credit may not exceed $20 million in the aggregate. The line of credit is unsecured and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.25% at June 30, 2012). The Agreement contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of the Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of June 30, 2012, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at June 30, 2012 or December 31, 2011, and there were letters of credit aggregating $40,000 and $50,000 issued against the line, respectively.

The Company also maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.84% (effective rate of 1.09% at June 30, 2012), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of June 30, 2012 and December 31, 2011, the outstanding balance under the line of credit was $6,424,000 and $0, respectively, and the maximum available borrowings under the line of credit were $891,000 and $8,369,000, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(3)	Debt – (continued)

On May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement with the County required Realty to make quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County forgave $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction of the loan and as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal was due at maturity on January 31, 2011; however, in June 2010, the Company repaid $550,000 of the remaining principal balance. As of June 30, 2012 and December 31, 2011 the outstanding balance under the loan was $0.

(4)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. For the thirteen and twenty-six weeks ended June 30, 2012, the Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

The following table provides a reconciliation for the thirteen and twenty-six weeks ended July 2, 2011 of the number of average common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	July 2, 2011
	Thirteen Weeks Ended	Twenty-six Weeks Ended
Weighted average number of common shares	15,614	15,623
Incremental shares from assumed exercise of stock options	—	—

Weighted average number of common shares and common share equivalents	15,614	15,623

For the thirteen and twenty-six weeks ended July 2, 2011, 187,500 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(5)	Stock Based Compensation – (continued)

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2012	187,500	$22.50
Granted	—	—
Exercised	—	—
Expired	187,500	$22.50
Forfeited	—	—

Balance at June 30, 2012	—	—

Exercisable	—	—

(6)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Unrealized holding gains (losses) on available-for-sale investments arising during the period:
Gross amount	$(417)	$(94)	$864	$853
Income tax (expense) benefit	163	90	(319)	(262)

Net of tax amount	$(254)	$(4)	$545	$591

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$(509)	$—	$(870)	$(842)
Income tax expense	198	—	339	326

Net of tax amount	$(311)	$—	$(531)	$(516)

Accumulated other comprehensive income at June 30, 2012 of $1,622,000 represents the net unrealized holding gains on available–for-sale investments of $2,656,000, net of related income taxes of $1,034,000. At June 30, 2012, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $3,322,000 and $666,000, respectively.

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

In May 2012, the Company acquired certain assets of TFX Incorporated, or TFX, based in Durham, North Carolina through a Limited Asset Purchase Agreement for approximately $1,100,000. TFX is primarily a regional provider of intermodal transportation services strategically positioned to service the primary port areas on the East Coast and the key railheads and major manufacturing centers of the Southern and Midwestern United States. As of June 30, 2012, $550,000 of the original purchase price was paid in cash. The Company used cash and cash equivalents to finance the acquisition. The remaining amount is included in accrued expenses and other current liabilities. Pursuant to the acquisition, TFX operates as part of Mason Dixon Intermodal, Inc.

The pro forma effect of this acquisition has been omitted, as the effect is immaterial to the Company’s results of operations, financial position and cash flows. The allocation of the purchase price is as follows (in thousands):

Intangible assets	$657
Property and equipment	200
Goodwill (tax deductible)	243

$1,100

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(8)	Fair Value Measurements – (continued)

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

The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$13	$—	$—	$13
Marketable securities	14,201	—	—	14,201

Total	$14,214	$—	$—	$14,214

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$79	$—	$—	$79
Marketable securities	16,059	—	—	16,059

Total Assets	$16,138	$—	$—	$16,138

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

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

At June 30, 2012 and December 31, 2011, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary, on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(9)	Marketable Securities – continued

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At June 30, 2012
Equity Securities	$11,545	$3,322	$(666)	$14,201

At December 31, 2011
Equity Securities	$13,397	$3,346	$(684)	$16,059

Included in equity securities at June 30, 2012 are securities with a fair value of $2,240,000 with a cumulative loss position of $666,000, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The following table shows the gross unrealized holding losses and fair value of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position at June 30, 2012 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$1,515	$498	$725	$168	$2,240	$666

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the oil and gas and banking industries. The fair value and unrealized losses are distributed in 16 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

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

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05, Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. While ASU 2011-05 also includes requirements for presentation of reclassification adjustments out of accumulated other comprehensive income, this section was subsequently deferred in December 2011, with the FASB’s issuance of ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-05 became effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has presented the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements as a result of the Company’s adoption of ASU 2011-05 beginning with the first quarter of 2012.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, which allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, if the Company chooses that option, the Company would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for impairment tests performed during entities’ fiscal years that begin after December 15, 2011, which for the Company will be the impairment test performed as of the last day of our 2nd fiscal quarter in 2012, which is completed during the 3rd quarter of the year. The Company believes once applied, the adoption of the ASU will not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

On July 26, 2012, the Company announced a proposed Agreement and Plan of Merger with LINC Logistics Company (“LINC”) where the holders of shares of common stock of LINC will receive 0.700 of a share of common stock of the Company for each outstanding share of common stock of LINC. A total of 14,527,334 shares of common stock of the Company are expected to be issued upon completion. The Company and LINC are under common control, and if (when) the merger is approved, under US GAAP, the merger will be accounted for using the guidance for transactions between entities under common control as described in ASC Topic 805 – “Business Combinations”. In accordance with ASC Topic 805-30, the Company will record the recognized assets and liabilities of LINC at their carrying amounts at the date of

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(12)	Subsequent Events – continued

transfer, as adjusted for any differences between such carrying amounts and the corresponding historical cost of the parent of the common control group, if applicable, and adjust for any inconsistencies in the application of accounting methods subject to preferability. As a result, the financial statements of the Company will be revised to reflect the accounts of LINC as if they had always been consolidated.

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

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and twenty-six weeks ended June 30, 2012, approximately 85.9% and 85.5%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $5.0 million and $6.2 million, respectively.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011, as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	76.6	77.6	76.7	77.0
Commissions expense	5.7	5.9	5.7	6.1
Other operating expenses	2.3	1.8	2.3	2.1
Selling, general and administrative	7.6	7.3	7.8	7.7
Insurance and claims	2.1	2.3	2.2	2.5
Depreciation and amortization	1.6	1.6	1.7	1.7

Total operating expenses	95.9	96.6	96.4	97.1

Operating income	4.1	3.4	3.6	2.9
Interest income, net	—	—	—	—
Other non-operating income	0.4	0.1	0.3	0.3

Income before provision for income taxes	4.4	3.5	3.9	3.3
Provision for income taxes	1.7	1.3	1.5	1.3

Net income	2.7%	2.2%	2.4	2.0%

Twenty-six Weeks Ended June 30, 2012 Compared to Twenty-six Weeks Ended July 2, 2011

Operating revenues. Operating revenues for the twenty-six weeks ended June 30, 2012 increased by $23.3 million, or 6.9%, to $360.9 million from $337.6 million for the twenty-six weeks ended July 2, 2011. The increase in operating revenues is primarily attributable to an increase in the number of loads in our truckload, brokerage and intermodal operations, an increase in fuel surcharges, and increases in our operating revenues per loaded mile. The number of loads from our combined truckload, brokerage and intermodal operations was 404,900 for the twenty-six weeks ended June 30, 2012 compared to 392,700 for the twenty-six weeks ended July 2, 2011. Included in operating revenues are fuel surcharges of $46.3 million for the twenty-six weeks ended June 30, 2012 compared to $42.9 million for the twenty-six weeks ended July 2, 2011. For the twenty-six weeks ended June 30, 2012, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.58 from $2.35 for the twenty-six weeks ended July 2, 2011. Included in operating revenue is approximately $3.1 million of revenues attributable to our acquisitions made since the first quarter 2011, which consists of $1.3 million in truckload operations, $0.7 million in brokerage operations, and $1.1 million in intermodal support services. Excluding the effects of these acquisitions, revenue from our truckload operations increased by $4.7 million, or 2.3%, to $212.8 million for the twenty-six weeks ended June 30, 2012 from $208.1 million for the twenty-six weeks ended July 2, 2011. Excluding the effects of these acquisitions, revenue from our brokerage operations increased by $12.7 million, or 16.1%, to $91.7 million for the twenty-six weeks ended June 30, 2012 compared to $79.0 million for the twenty-six weeks ended July 2, 2011. Excluding the effects of these acquisitions, revenue from our intermodal support services increased by $2.8 million, or 5.4%, to $53.3 million for the twenty-six weeks ended June 30, 2012 from $50.5 million for the twenty-six weeks ended July 2, 2011.

Purchased transportation. Purchased transportation expense for the twenty-six weeks ended June 30, 2012 increased by $16.8 million, or 6.5%, to $276.9 million from $260.1 million for the twenty-six weeks ended July 2, 2011. As a percentage of operating revenues, purchased transportation expense decreased to 76.7% for the twenty-six weeks ended June 30, 2012 from 77.0% for the twenty-six weeks ended July 2, 2011. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The decrease in purchased transportation as a percent of operating revenues is primarily due to a decrease in the cost of transportation in our truckload and brokerage businesses.

Commissions expense. Commissions expense for the twenty-six weeks ended June 30, 2012 remained consistent at $20.6 million compared to the twenty-six weeks ended July 2, 2011. As a percentage of operating revenues, commissions expense decreased to 5.7% for the twenty-six weeks ended June 30, 2012 compared to 6.1% for the twenty-six weeks ended July 2, 2011. As a percentage of revenues, the decrease in commissions expense is due to an increase in revenues generated by our company managed locations, and as such, no commission is paid.

Other operating expense. Other operating expense for the twenty-six weeks ended June 30, 2012 increased by $1.3 million, or 18.8%, to $8.2 million from $6.9 million for the twenty-six weeks ended July 2, 2011. As a percentage of operating revenues, other operating expense increased to 2.3% for the twenty-six weeks ended June 30, 2012 compared to 2.1% for the twenty-six weeks ended July 2, 2011. The absolute increase was primarily due to an increases in repairs and maintenance expense of $0.9 million, permit costs of $0.2 million, highway use and fuel expense of $0.1 million, and other operating expenses of $0.2 million. These increases were partially offset by a decrease in license plate expense of $0.1 million.

Selling, general and administrative. Selling, general and administrative expense for the twenty-six weeks ended June 30, 2012 increased by $2.4 million, or 8.9%, to $28.3 million from $25.9 million for the twenty-six weeks ended July 2, 2011. As a percentage of operating revenues, selling, general and administrative expense increased slightly to 7.8% for the twenty-six weeks ended June 30, 2012 from 7.7% for twenty-six weeks ended July 2, 2011. The absolute increase was primarily the result of increases in salaries and wage expense of $2.2 million, communication costs of $0.3 million, and other selling, general, and administrative costs of $0.1 million. These increases were partially offset by a decrease in our professional services fees of $0.1 million and building rents of $0.1 million.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended June 30, 2012 decreased by $0.3 million, or 3.3%, to $8.0 million from $8.3 million for the twenty-six weeks ended July 2, 2011. As a percentage of operating revenues, insurance and claims expense decreased to 2.2% for the twenty-six weeks ended June 30, 2012 from 2.5% for the twenty-six weeks ended July 2, 2011. The absolute decrease is primarily the result of a decrease in our auto liability insurance premiums and claims expense of $0.4 million, which was partially offset by an increase in our cargo claims expense of $0.1 million.

Depreciation and amortization. Depreciation and amortization for the twenty-six weeks ended June 30, 2012 increased by $0.2 million, or 3.4%, to $6.0 million from $5.8 million for the twenty-six weeks ended July 2, 2011. The absolute increase is primarily the result of additional depreciation on our capital expenditures made throughout 2011 and the 1st half of 2012 of $0.4 million, which was partially offset by a decrease in amortization of $0.2 million.

Interest expense (income), net. Net interest income for the twenty-six weeks ended June 30, 2012 was $13 thousand compared to $44 thousand for the twenty-six weeks ended July 2, 2011.

Other non-operating income. Other non-operating income for the twenty-six weeks ended June 30, 2012 was $1.2 million compared to $1.1 million for the twenty-six weeks ended July 2, 2011. Included in other non-operating income for the twenty-six weeks ended June 30, 2012 were $0.9 million of gains on the sales of marketable securities compared to $0.8 million for the twenty-six weeks ended July 2, 2011.

Provision for income taxes. Provision for income taxes for the twenty-six weeks ended June 30, 2012 increased by $1.2 million, to $5.5 million from $4.3 million for the twenty-six weeks ended July 2, 2011. The increase was primarily attributable to the increase in our taxable income. For the twenty-six weeks ended June 30, 2012 and July 2, 2011, we had an effective income tax rate of 38.9% and 38.7%, respectively, based upon our income before provision for income taxes.

Thirteen Weeks Ended June 30, 2012 Compared to Thirteen Weeks Ended July 2, 2011

Operating revenues. Operating revenues for the thirteen weeks ended June 30, 2012 increased by $5.1 million, or 2.8%, to $185.1 million from $180.0 million for the thirteen weeks ended July 2, 2011. The increase in operating revenues is primarily attributable to an increase in our operating revenues per loaded mile and an increase in the number of loads in our brokerage and intermodal operations. The number of loads from our combined brokerage and intermodal operations was 108,500 for the thirteen weeks ended June 30, 2012 compared to 103,800 for the thirteen weeks ended July 2, 2011. For the thirteen weeks ended June 30, 2012, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to

$2.62 from $2.42 for the thirteen weeks ended July 2, 2011. These increases were partially offset by a decrease in the number of loads in our truckload operations and a decrease in fuel surcharges. Included in operating revenues are fuel surcharges of $24.3 million for the thirteen weeks ended July 3, 2011 compared to $25.0 million for the thirteen weeks ended July 2, 2011. Revenue from our truckload operations decreased by $0.8 million, or 0.7%, to $110.0 million for the thirteen weeks ended June 30, 2012 from $110.8 million for the thirteen weeks ended July 2, 2011. Revenue from our brokerage operations increased by $3.8 million, or 9.2%, to $46.0 million for the thirteen weeks ended June 30, 2012 compared to $42.2 million for the thirteen weeks ended July 2, 2011. Included in operating revenues is approximately $1.1 million of intermodal revenues attributable to our acquisition made in the second quarter of 2012. Excluding the effects of this acquisition, revenue from our intermodal support services increased by $0.9 million, or 3.4%, to $27.9 million for the thirteen weeks ended June 30, 2012 from $27.0 million for the thirteen weeks ended July 2, 2011.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended June 30, 2012 increased by $2.2 million, or 1.6%, to $141.8 million from $139.6 million for the thirteen weeks ended July 2, 2011. As a percentage of operating revenues, purchased transportation expense decreased to 76.6% for the thirteen weeks ended June 30, 2012 from 77.6% for the thirteen weeks ended July 2, 2011. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The decrease in purchased transportation as a percent of operating revenues is primarily due to a decrease in the cost of transportation in our truckload and brokerage businesses.

Commissions expense. Commissions expense for the thirteen weeks ended June 30, 2012 decreased by $0.1 million, or 1.2%, to $10.6 million from $10.7 million for the thirteen weeks ended July 2, 2011. As a percentage of operating revenues, commissions expense decreased to 5.7% for the thirteen weeks ended June 30, 2012 compared to 5.9% for the thirteen weeks ended July 2, 2011. As a percentage of revenues, the decrease in commissions expense is due an increase in revenues generated by our company managed locations, and as such, no commission is paid.

Other operating expense. Other operating expense for the thirteen weeks ended June 30, 2012 increased by $1.0 million, or 30.6%, to $4.2 million from $3.2 million for the thirteen weeks ended July 2, 2011. As a percentage of operating revenues, other operating expense increased to 2.3% for the thirteen weeks ended June 30, 2012 compared to 1.8% for the thirteen weeks ended July 2, 2011. The absolute increase was primarily due to increases in repairs and maintenance cost of $0.6 million, permit costs of $0.2 million property and other operating expenses of $0.2 million.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended June 30, 2012 increased by $0.9 million, or 6.3%, to $14.1 million from $13.2 million for the thirteen weeks ended July 2, 2011. As a percentage of operating revenues, selling, general and administrative expense increased to 7.6% for the thirteen weeks ended June 30, 2012 from 7.3% for the thirteen weeks ended July 2, 2011. The absolute increase was primarily the result of increases in salaries and wage expense of $0.9 million, communication costs of $0.1 million and other selling, general, and administrative costs of $0.1 million. These increases were partially offset by a decrease in our provision for bad debts and uncollectible agent loans of $0.2 million.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended June 30, 2012 decreased by $0.3 million, or 6.7%, to $3.9 million from $4.2 million for the thirteen weeks ended July 2, 2011. As a percentage of operating revenues, insurance and claims decreased to 2.1% for the thirteen weeks ended June 30, 2012 from 2.3% for the thirteen weeks ended July 2, 2011. The absolute decrease is primarily the result of decreases in our auto liability insurance premiums and claims expense of $0.1 million and cargo claims expense of $0.2 million.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended June 30, 2012 increased by $0.1 million, or 3.4%, to $3.0 million from $2.9 million for the thirteen weeks ended July 2, 2011. The absolute increase is primarily the result of additional depreciation on our capital expenditures made throughout 2011 and the 1st half of 2012 of $0.2 million, which was partially offset by a decrease in amortization of $0.1 million.

Interest expense (income), net. Net interest income for the thirteen weeks ended June 30, 2012 was $1 thousand compared to $27 thousand for the thirteen weeks ended July 2, 2011.

Other non-operating income. Other non-operating income for the thirteen weeks ended June 30, 2012 was $0.7 million compared to $0.2 million for the thirteen weeks ended July 2, 2011. Included in other non-operating income for thirteen weeks ended June 30, 2012 were $0.5 million of gains on the sales of marketable securities.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended June 30, 2012 increased by $0.8 million to $3.2 million from $2.4 million for the thirteen weeks ended July 2, 2011. The increase was primarily attributable to the increase in our taxable income. For the thirteen weeks ended June 30, 2012 and July 2, 2011, we had an effective income tax rate of 38.9% and 37.6%, respectively, based upon our income before provision for income taxes.

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

During the thirteen and twenty-six weeks ended June 30, 2012, we made capital expenditures totaling $5.0 million and $6.2 million, respectively. These expenditures primarily consisted of tractors, trailers, containers and computer, office, and miscellaneous equipment.

Through the end of 2012, exclusive of acquisitions, if any, we expect to incur capital expenditures of $1.6 million to $2.1 million relating to real property acquisitions and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $8.3 million to $8.8 million for tractors, trailers, containers, chassis, and other equipment.

We expect that our working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability under our line of credit against our marketable security portfolio and other financing sources and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

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

Unsecured Line of Credit

On October 24, 2011, the Company and KeyBank National Association, or KeyBank, entered into a Change in Terms Agreement to the Amended and Restated Loan Agreement and Promissory Note dated October 25, 2010, collectively referred to as the Agreement, whereby the maturity date of the existing Amended and Restated Loan Agreement and Promissory Note was extended to October 23, 2012. Under the Agreement, the Company’s maximum permitted borrowings and letters of credit may not exceed $20 million in the aggregate. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.25% at June 30, 2012). The Agreement contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of the Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. At June 30, 2012, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit as of June 30, 2012, and there were $40,000 thousand in letters of credit issued against the line.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.84% (effective rate of 1.09% at June 30, 2012), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of June 30, 2012, the outstanding balance under the line of credit was $6,424,000, and the maximum available borrowings against the line of credit were $891,000.

Discussion of Cash Flows

At June 30, 2012, we had cash and cash equivalents of $0.2 million compared to $0.9 million at December 31, 2011. The decrease in cash and cash equivalents of $0.7 million for the twenty-six weeks ended June 30, 2012 resulted from $10.2 million in cash used in financing activities and $3.6 million in cash used in investing activities. These decreases were partially offset by $13.1 million in cash provided by operations.

The $10.2 million in cash used in financing activities for the twenty-six weeks ended June 30, 2012 consisted of the payment of a $15.5 million special cash dividend, $1.0 million in the purchases of treasury stock and $0.1 million for the payments of earnout obligations, offset by $6.4 million of margin borrowings on our secured short-term line of credit.

The $3.6 million in net cash used in investing activities for the twenty-six weeks ended June 30, 2012 consisted of $6.2 million of capital expenditures and $0.6 million for the acquisition of businesses, offset by $2.7 million in proceeds from the sales of marketable securities and $0.5 million in proceeds from the sale of property and equipment.

The $13.1 million in net cash provided by operations was primarily attributed to $8.6 million of net income adjusted for $6.0 million of non-cash charges for depreciation and amortization, $0.9 million in gains on the sales of marketable securities, $0.7 million of non-cash charges for provisions for doubtful accounts, and an increase in the working capital position of the Company of $1.4 million. The increase in the working capital position is primarily the result of an increase in accounts receivable due to increased revenue. This increase is partially offset by a decrease in prepaid income taxes, expenses and other assets, and an increase in accounts payable and other current liabilities.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2011. There have been no changes in the accounting policies followed by us during the twenty-six weeks ended June 30, 2012.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the second, third and fourth quarters.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen or twenty-six weeks ended June 30, 2012. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 30, 2012 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding the Company’s purchases of its Common Stock during the period from April 1, 2012 to June 30, 2012, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Apr. 1, 2012			623,729	176,271
Apr. 2, 2012 – Apr. 28, 2012	—	$—	—	—
Apr. 29, 2012 – May 26, 2012	7,800	14.25	631,529	168,471
May 27, 2012 – Jun. 30, 2012	—	—	—	—

Total	7,800	$14.25	631,529	168,471

On November 6, 2007, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market. As of June 30, 2012, the Company may purchase an additional 168,471 shares of its common stock under this authorization. No specific expiration date has been assigned to the authorization.

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

Universal Truckload Services, Inc.
(Registrant)

Date: August 7, 2012	By:	/s/ Robert E. Sigler

Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer

Date: August 7, 2012	By:	/s/ Donald B. Cochran

Donald B. Cochran, President and Chief Executive Officer