Form 10-Q
period 2012-09-29
Universal Truckload Services, Inc.
filed 2012-11-07
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of October 29, 2012 was 30,018,286.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$214	$878
Marketable securities	11,167	16,059
Accounts receivable – net of allowance for doubtful accounts of $2,001 and $3,535, respectively	81,275	74,776
Other receivables	15,966	13,568
Due from CenTra and affiliates	1,505	340
Prepaid income taxes	3,422	6,279
Prepaid expenses and other	12,309	6,535
Deferred income taxes	4,109	3,159

Total current assets	129,967	121,594

Property and equipment	141,201	132,961
Less accumulated depreciation	(47,317)	(42,976)

Property and equipment – net	93,884	89,985

Goodwill	17,965	17,722
Intangible assets – net of accumulated amortization of $21,489 and $19,206, respectively	7,864	9,490
Other assets	5,980	2,407

Total assets	$255,660	$241,198

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,418	$33,783
Accrued expenses and other current liabilities	10,632	11,906
Insurance and claims	25,713	22,215
Due to CenTra and affiliates	668	—

Total current liabilities	83,431	67,904
Long-term liabilities:
Deferred income taxes	10,997	9,853
Other long-term liabilities	1,819	1,305

Total long-term liabilities	12,816	11,158

Shareholders’ equity:
Common stock, no par value. Authorized 40,000,000 shares;
16,122,483 shares issued; 15,490,954 and 15,555,183 shares outstanding, respectively	16,122	16,122
Paid-in capital	79,914	79,914
Treasury Stock, at cost; 631,529 and 567,300 shares, respectively	(9,316)	(8,325)
Retained earnings	71,426	72,817
Accumulated other comprehensive income, net of income taxes of $804 and $1,054, respectively	1,267	1,608

Total shareholders’ equity	159,413	162,136

Total liabilities and shareholders’ equity	$255,660	$241,198

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

September 29, 2012 and October 1, 2011

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2012	2011	2012	2011
Operating revenues:
Truckload	$108,241	$110,896	$322,342	$319,007
Brokerage	44,048	48,588	136,463	127,558
Intermodal	31,032	28,062	85,419	78,572

Total operating revenues	183,321	187,546	544,224	525,137

Operating expenses:
Purchased transportation	140,021	144,413	416,894	404,503
Commissions expense	10,527	10,974	31,152	31,555
Other operating expense	3,895	3,519	12,138	10,458
Selling, general, and administrative	13,923	13,116	42,180	39,062
Insurance and claims	4,181	4,155	12,231	12,481
Depreciation and amortization	2,977	2,947	8,943	8,715

Total operating expenses	175,524	179,124	523,538	506,774

Income from operations	7,797	8,422	20,686	18,363
Interest income	18	13	45	61

Interest expense	(12)	(9)	(26)	(13)

Other non-operating income	1,186	233	2,359	1,391

Income before provision for income taxes	8,989	8,659	23,064	19,802

Provision for income taxes	3,477	3,224	8,956	7,533

Net income	$5,512	$5,435	$14,108	$12,269

Earnings per common share:
Basic	$0.36	$0.35	$0.91	$0.79
Diluted	$0.36	$0.35	$0.91	$0.79
Weighted average number of common shares outstanding:
Basic	15,491	15,574	15,507	15,607
Diluted	15,491	15,574	15,507	15,607

Dividends paid per common share	$—	$1.00	$1.00	$1.00

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Comprehensive Income

September 29, 2012 and October 1, 2011

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2012	2011	2012	2011
Net Income	$5,512	$5,435	$14,108	$12,269
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for sale investments arising during the period, net of income tax	279	(1,633)	824	(1,042)
Realized gains on available-for-sale investments reclassified into income, net of income tax	(634)	(52)	(1,165)	(568)

Net gain (loss) recognized in other comprehensive income	(355)	(1,685)	(341)	(1,610)

Total comprehensive income	$5,157	$3,750	$13,767	$10,659

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirty-nine Weeks ended September 29, 2012 and October 1, 2011

(In thousands)

	2012	2011
Cash flows from operating activities:
Net income	$14,108	$12,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,943	8,715
Gain on sale of marketable securities	(1,904)	(916)
Gain on disposal of property and equipment	—	(102)
Provision for doubtful accounts	766	1,135
Deferred income taxes	444	854
Change in assets and liabilities, net of acquisitions:
Trade and other accounts receivable	(8,644)	(19,736)
Prepaid income taxes, prepaid expenses, and other assets	(6,490)	(512)
Accounts payable, accrued expenses and other current liabilities	11,268	15,475
Insurance and claims	2,479	1,342
Due from CenTra and affiliates	(497)	(174)
Other long-term liabilities	514	1,133

Net cash provided by operating activities	20,987	19,483

Cash flows from investing activities:
Capital expenditures	(10,969)	(8,850)
Proceeds from the sale of property and equipment	610	817
Purchases of marketable securities	(16)	(3,309)
Proceeds from sale of marketable securities	6,221	1,246
Acquisition of businesses	(850)	(1,050)

Net cash (used in) investing activities	(5,004)	(11,146)

Cash flows from financing activities:
Dividends paid	(15,499)	(15,555)
Borrowings under credit agreement	—	4,253
Payment of earnout obligations related to acquisitions	(157)	(220)
Purchases of treasury stock	(991)	(1,700)

Net cash used in financing activities	(16,647)	(13,222)

Net (decrease) in cash and cash equivalents	(664)	(4,885)
Cash and cash equivalents – beginning of period	878	6,261

Cash and cash equivalents – end of period	$214	$1,376

Supplemental cash flow information:
Cash paid for interest	$44	$5

Cash paid for income taxes	$5,631	$7,379

Acquisition of businesses:
Fair value of assets acquired, including goodwill	$1,100	$1,406
Acquisition obligations	(250)	(356)

Net cash paid for acquisitions of businesses	$850	$1,050

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows – Continued

Thirty-nine Weeks ended September 29, 2012 and October 1, 2011

Non-cash financing transactions (Note 3):

During the thirty-nine week period ended October 1, 2011, the Company recorded the forgiveness of the loan from the County of Cuyahoga, Ohio of $90,000 as a reduction of the loan and as a reduction of the underlying land improvements.

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

As discussed in our critical accounting policies in the Company’s Form 10-K, the Company has historically recognized a liability for the estimated cost of all self-insured claims and for claims expected to exceed our insurance policy limits. This resulted in a net presentation for claims which were not expected to exceed our policy limits. In the third quarter of 2012, the Company has corrected this presentation to separately present the claims liability and related insurance recovery in its balance sheet. As of September 29, 2012 and December 31, 2011, the insurance claims liability and related recovery was $13.3 million and $12.3 million, respectively, and has been recorded in insurance and claims, and other receivables in the unaudited consolidated balance sheets. The Company evaluated the effects of this correction on the prior period’s consolidated financial statements in accordance with guidance provided by ASC Topic 250, Accounting Changes and Error Corrections, and concluded the effects were not material. The Company has made adjustments to its consolidated financial statements, presented herein, as of and for the period ended September 29, 2012 and December 31, 2011 to reflect the immaterial correction.

The Company’s fiscal year ends on December 31. The Company’s fiscal year consists of four quarters, each with thirteen weeks.

Certain immaterial reclassifications have been made to the prior financial statements in order for them to conform to the September 29, 2012 presentation.

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

In addition to the management services described above, UTSI purchases other services from CenTra and affiliates, including leased real estate, maintenance, insurance and employee benefits. Following is a schedule of the costs incurred by UTSI for services provided by CenTra and affiliates. The amounts charged to UTSI for the thirteen weeks and thirty-nine weeks ended September 29, 2012 and October 1, 2011 are presented in the table below (in thousands):

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(2)	Transactions with CenTra and Affiliates—continued

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Management services	$256	$243	$773	$736
Building and terminal rents	174	142	527	427
Maintenance services	83	21	176	137
Personal liability and property damage insurance	3,763	3,757	10,871	10,906
Health and other insurance	897	838	2,737	2,567

Total	$5,173	$5,001	$15,084	$14,773

Operating revenues from freight services provided to CenTra for the thirteen and thirty-nine weeks ended September 29, 2012 were $652,000 and $787,000. Operating revenues from freight services provided to CenTra for the thirteen and thirty-nine weeks ended October 1, 2011 were $97,000 and $834,000.

During the thirteen and thirty-nine ended September 29, 2012, the Company charged CenTra approximately $9,000 and $39,000, respectively, for vehicle maintenance services performed during the period. For the thirteen and thirty-nine weeks ended October 1, 2011, the Company charged CenTra approximately $77,000 and $227,000, respectively, for such services during the period.

As of September 29, 2012 and December 31, 2011, amounts due from CenTra and affiliates were $1,505,000 and $340,000, respectively. As of September 29, 2012, amounts due to CenTra and affiliates were $668,000.

The Company also retained the law firm of Sullivan Hincks & Conway to provide legal services during the period. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Amounts paid for legal services during the thirteen and thirty-nine weeks ended September 29, 2012 were $31,000 and $144,000, respectively. Amount paid for legal services during the thirteen and thirty-nine weeks ended October 1, 2011 was $60,000 and $293,000, respectively.

On October 1, 2012, the Company also completed the acquisition of LINC Logistics Company (“LINC”). The Morouns beneficially owned, in the aggregate, 100% of the common stock of LINC (see Note 12).

(3) Debt

On August 30, 2012, the Company entered into a Revolving Credit and Term Loan Agreement, or the Credit Agreement, with and among the lenders parties thereto and Comerica Bank, as administrative agent, to provide for aggregate borrowing facilities of up to $220 million. Initial advances made under the Credit Agreement are subject to, among other things, the satisfaction of all conditions to closing in connection with the merger with LINC Logistics Company, or LINC. The Credit Agreement consists of a $110 million revolving credit facility (which amount may be increased by up to $20 million upon request of the Company and approval of the lenders), a $60 million equipment credit facility, and a $50 million term loan. Additionally, the Credit Agreement provides for up to $5 million in letters of credit, which letters of credit reduce availability under the revolving credit facility. Borrowings under the revolving credit facility may be made until, and mature on, August 28, 2017. Borrowings under the equipment credit facility may be made until August 28, 2015 and such borrowings made in any year shall be repaid in 28 quarterly installments beginning on April 1 of the year after the applicable borrowing was made. Borrowings under the term loan facility shall mature on August 28, 2017. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each. The applicable margin fluctuates based on the Company’s total debt to EBITDA ratio, as defined in the Credit Agreement.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(3)	Debt—continued

The Credit Agreement requires the Company to repay the borrowings made under the term loan facility and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of the Company’s annual excess cash flow; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. The Company may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, the Company may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company’s material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement includes financial covenants requiring the Company to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. As of September 29, 2012, the Company did not have any amounts outstanding or letters of credit issued under the Credit Agreement as the merger with LINC remained pending.

On October 24, 2011, the Company and KeyBank entered into a Change in Terms Agreement to the Amended and Restated Loan Agreement and Promissory Note dated October 25, 2010, collectively referred to as the Key Loan Agreement, whereby the maturity date of the existing Amended and Restated Loan Agreement and Promissory Note was extended to October 23, 2012. Under the Key Loan Agreement, the Company’s maximum permitted borrowings and letters of credit may not exceed $20 million in the aggregate. The line of credit was unsecured and bore interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.22% at September 29, 2012). The Key Loan Agreement contains various financial and restrictive covenants to be maintained by the Company including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of the Key Loan Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Key Loan Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Key Loan Agreement also contained customary representations and warranties, affirmative and negative covenants and events of default. As of September 29, 2012, the Company was in compliance with its debt covenants. The Company did not have any amounts outstanding under its line of credit at September 29, 2012 or December 31, 2011, and there were letters of credit aggregating $40,000 and $50,000 issued against the line, respectively.

The Company also maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.85% (effective rate of 1.07% at September 29, 2012), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. The Company did not have any amounts outstanding under its line of credit at September 29, 2012 or December 31, 2011, and the maximum available borrowings under the line of credit were $5,954,000 and $8,369,000, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(3)	Debt—continued

On May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement with the County required Realty to make quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County forgave $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction of the loan and as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal was due at maturity on January 31, 2011; however, in June 2010, the Company repaid $550,000 of the remaining principal balance. As of September 29, 2012 and December 31, 2011 the outstanding balance under the loan was $0.

(4)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. For the thirteen and thirty-nine weeks ended September 29, 2012, the Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

For the thirteen and thirty-nine weeks ended October 1, 2011, 187,500 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(5)	Stock Based Compensation—continued

The following table summarizes the stock option activity and related information for the period indicated:

	Options	Weighted Average Exercise Price
Balance at January 1, 2012	187,500	$22.50
Granted	—	—
Exercised	—	—
Expired	187,500	$22.50
Forfeited	—	—

Balance at September 29, 2012	—	—

Exercisable	—	—

(6)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Unrealized holding gains (losses) on available-for-sale investments arising during the period:
Gross amount	$449	$(2,682)	$1,313	$(1,830)
Income tax (expense) benefit	(170)	1,049	(489)	788

Net of tax amount	$279	$(1,633)	$824	$(1,042)

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$(1,034)	$(74)	$(1,904)	$(916)
Income tax expense	400	22	739	348

Net of tax amount	$(634)	$(52)	$(1,165)	$(568)

Accumulated other comprehensive income at September 29, 2012 of $1,267,000 represents the net unrealized holding gains on available–for-sale investments of $2,071,000, net of related income taxes of $804,000. At September 29, 2012, the gross unrealized holding gains and gross unrealized holding losses on available-for-sale investments were $2,418,000 and $347,000, respectively.

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

In May 2012, the Company acquired certain assets of TFX Incorporated, or TFX, based in Durham, North Carolina through a Limited Asset Purchase Agreement for approximately $1,100,000. TFX is primarily a regional provider of intermodal transportation services strategically positioned to service the primary port areas on the East Coast and the key railheads and major manufacturing centers of the Southern and Midwestern United States. As of September 29, 2012, $850,000 of the original purchase price was paid in cash. The Company used cash and cash equivalents to finance the acquisition. The remaining amount is included in accrued expenses and other current liabilities. Pursuant to the acquisition, TFX operates as part of Mason Dixon Intermodal, Inc.

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

FASB ASC Topic 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 29, 2012
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$16	$—	$—	$16
Marketable securities	11,167	—	—	11,167

Total	$11,183	$—	$—	$11,183

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$79	$—	$—	$79
Marketable securities	16,059	—	—	16,059

Total Assets	$16,138	$—	$—	$16,138

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

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

At September 29, 2012, marketable securities, all of which are available-for-sale, consist of common stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary, on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(9)	Marketable Securities- continued

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At September 29, 2012
Equity Securities	$9,096	$2,418	$(347)	$11,167

At December 31, 2011
Equity Securities	$13,397	$3,346	$(684)	$16,059

Included in equity securities at September 29, 2012 are securities with a fair value of $2,090,000 with a cumulative loss position of $347,000, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The following table shows the gross unrealized holding losses and fair value of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position at September 29, 2012 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$1,390	$156	$700	$191	$2,090	$347

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the banking, oil and gas, transportation industries, and steel industries. The fair value and unrealized losses are distributed in 11 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 29, 2012.

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

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05, Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 became effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has presented the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements as a result of the Company’s adoption of ASU 2011-05 beginning with the first quarter of 2012.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, which allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, if the Company chooses that option, the Company would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for impairment tests performed during entities’ fiscal years that begin after December 15, 2011, which for the Company was the impairment test completed during the 3rd quarter of the year. The adoption of the ASU did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

Purchase of LINC

On October 1, 2012, the Company completed the acquisition of LINC Logistics Company (“LINC”) whereby each outstanding share of LINC common stock was converted into the right to receive consideration consisting of 0.700 of a share of common stock of the Company and cash in lieu of fractional shares. This resulted in the issuance of 14,527,332 shares of the Company’s common stock and payment of $27.60 of cash in lieu of fractional shares. The Company and LINC were under common control, and as such, under US GAAP, the merger will be accounted for using the guidance for transactions between entities under common control as described in ASC Topic 805 – “Business Combinations”. In accordance with ASC Topic 805-30, the Company will record the recognized assets and liabilities of LINC at their carrying amounts at the date of transfer, as adjusted for any differences between such carrying amounts and the corresponding historical cost of the parent of the common control group, if applicable, and adjusted for any inconsistencies in the application of accounting methods subject to preferability. As a result, future financial statements of the Company will be retrospectively revised to reflect the accounts of LINC as if they had been consolidated for all previous periods.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements – Continued

(12) Subsequent Events (continued)

LINC Logistics Company, based in Warren, Michigan, is a leading provider of custom-developed third-party logistics solutions with operations in the United States, Canada and Mexico. LINC offers a comprehensive suite of supply chain logistics services, including value-added, transportation and specialized services. LINC’s value-added logistics services include material handling and consolidation, sequencing and sub-assembling, kitting and repacking, and returnable container management. LINC also provides a broad range of transportation services, such as dedicated truckload, shuttle operations and yard management. LINC’s specialized services include air and ocean freight forwarding, expedited ground transportation and final-mile delivery.

Had we acquired LINC on January 1, 2011, our pro forma revenues and net income for the thirty-nine weeks ended September 29, 2012 would have been $777.5 million and $1.13 per basic and diluted share, respectively, compared to $742.7 million and $1.00 per basic and diluted share, respectively, for the thirty-nine weeks ended October 1, 2011. In connection with the acquisition, the Company and LINC have incurred $8.3 million of transaction costs that are not included in the pro forma net income figures that will be expensed during the fourth fiscal quarter of 2012. As of September 29, 2012, $6.0 million of these costs are included in prepaid expenses and other, and accrued expenses and other current liabilities in Universal’s unaudited consolidated balance sheet.

In addition, at closing we borrowed approximately $149.1 million to repay LINC’s outstanding indebtedness and dividends payable, and debt issuance costs pursuant to the new credit facility with Comerica Bank (see Note 3).

Termination of KeyBank Loan Agreement and Promissory Note

On October 1, 2012, the Company terminated its Amended and Restated Loan Agreement and Promissory Note with KeyBank National Association. As discussed above, the Company has entered into a new Revolving Credit and Term Loan Agreement with a group of lenders (see Note 3).

Amendment to Articles of Incorporation

On November 1, 2012, the Company amended its Articles of Incorporation to increase the total number of shares of authorized common stock from 40,000,000 to 100,000,000.

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

Overview

We are a leading asset-light provider of transportation services to customers throughout the United States and in the Canadian provinces of Ontario and Quebec. Our trucking services include flatbed and dry van operations, and rail-truck and steamship-truck intermodal support services. We also offer brokerage services, which allows us to supplement our capacity and provide our customers with freight transportation by using third party capacity, as well as full service international freight forwarding and customs house brokerage services. Following our acquisition of LINC Logistics Company on October 1, 2012, we have increased the scope of our service offerings by adding a leading provider of custom-developed third-party logistics solutions with operations in the United States, Canada and Mexico. Our value-added logistics services now include material handling and consolidation, sequencing and sub-assembling, kitting and repacking, and returnable container management.

Our use of agents and owner-operators reduces our need to provide non-driver facilities and tractor and trailer fleets. The primary physical assets we provide to our agents and owner-operators include a portion of our trailer fleet, our headquarters facility, our management information systems and our intermodal depot facilities. Our business model provides us with a highly variable cost structure, allows us to grow organically using relatively small amounts of cash, gives us a higher return on assets compared to many of our asset-based competitors and preserves an entrepreneurial spirit among our agents and owner-operators that we believe leads to improved operating performance. For the thirteen and thirty-nine weeks ended September 29, 2012, approximately 85.8% and 85.6%, respectively, of our total operating expenses were variable in nature and our capital expenditures were $4.7 million and $11.0 million, respectively.

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

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011, as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Operating revenues	100%	100%	100%	100%
Operating expenses:
Purchased transportation	76.4	77.0	76.6	77.0
Commissions expense	5.7	5.9	5.7	6.0
Other operating expenses	2.1	1.9	2.2	2.0
Selling, general and administrative	7.6	7.0	7.8	7.4
Insurance and claims	2.3	2.2	2.2	2.4
Depreciation and amortization	1.6	1.6	1.6	1.7

Total operating expenses	95.7	95.5	96.2	96.5

Operating income	4.3	4.5	3.8	3.5
Interest income, net	—	—	—	—
Other non-operating income	0.6	0.1	0.4	0.3

Income before provision for income taxes	4.9	4.6	4.2	3.8
Provision for income taxes	1.9	1.7	1.6	1.4

Net income	3.0%	2.9%	2.6%	2.3%

Thirty-nine Weeks Ended September 29, 2012 Compared to Thirty-nine Weeks Ended October 1, 2011

Operating revenues. Operating revenues for the thirty-nine weeks ended September 29, 2012 increased by $19.1 million, or 3.6%, to $544.2 million from $525.1 million for the thirty-nine weeks ended October 1, 2011. The increase in operating revenues is primarily attributable to an increase in the number of loads in our brokerage and intermodal operations, increases in our operating revenues per loaded mile, and an increase in fuel surcharges. The number of loads from our combined truckload, brokerage and intermodal operations was 609,000 for the thirty-nine weeks ended September 29, 2012 compared to 601,000 for thirty-nine weeks ended October 1, 2011. For the thirty-nine weeks ended September 29, 2012, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.61 from $2.42 for the thirty-nine weeks ended October 1, 2011. Included in operating revenues are fuel surcharges of $69.3 million for the thirty-nine weeks ended September 29, 2012 compared to $66.2 million for the thirty-nine weeks ended October 1, 2011. Included in operating revenue is approximately $5.2 million of revenues attributable to our acquisitions made since the first quarter 2011, which consists of $1.3 million in truckload operations, $0.7 million in brokerage operations, and $3.2 million in intermodal support services. Excluding the effects of these acquisitions, revenue from our truckload operations increased by $2.1 million, or 0.7%, to $321.1 million for the thirty-nine weeks ended September 29, 2012 from $319.0 million for the thirty-nine weeks ended October 1, 2011. Excluding the effects of these acquisitions, revenue from our brokerage operations increased by $8.2 million, or 6.4%, to $135.7 million for the thirty-nine weeks ended September 29, 2012 compared to $127.5 million for the thirty-nine weeks ended October 1, 2011. Excluding the effects of these acquisitions, revenue from our intermodal support services increased by $3.6 million, or 4.6%, to $82.2 million for the thirty-nine weeks ended September 29, 2012 from $78.6 million for the thirty-nine weeks ended October 1, 2011.

Purchased transportation. Purchased transportation expense for the thirty-nine weeks ended September 29, 2012 increased by $12.4 million, or 3.1%, to $416.9 million from $404.5 million for the thirty-nine weeks ended October 1, 2011. As a percentage of operating revenues, purchased transportation expense decreased to 76.6% for the thirty-nine weeks ended September 29, 2012 from 77.0% for the thirty-nine weeks ended October 1, 2011. The absolute increase was primarily due to the increase in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The decrease in purchased transportation as a percent of operating revenues is primarily due to a decrease in the cost of transportation in our truckload and brokerage businesses.

Commissions expense. Commissions expense for the thirty-nine weeks ended September 29, 2012 decreased by $0.4 million, or 1.3%, to $31.2 million from $31.6 million for the thirty-nine weeks ended October 1, 2011. As a percentage of operating revenues, commissions expense decreased to 5.7% for the thirty-nine weeks ended September 29, 2012 compared to 6.0% for thirty-nine weeks ended October 1, 2011. Commissions expense generally increases or decreases in proportion to the revenues. As a percentage of revenues, the decrease in commissions expense is due to an increase in fuel surcharges, which are passed on through to our owner operators, and an increase in revenues generated by our employee managed terminals, and as such, no commissions are paid.

Other operating expense. Other operating expense for the thirty-nine weeks ended September 29, 2012 increased by $1.7 million, or 16.2%, to $12.2 million from $10.5 million for the thirty-nine weeks ended October 1, 2011. As a percentage of operating revenues, other operating expense increased to 2.2% for the thirty-nine weeks ended September 29, 2012 compared to 2.0% for thirty-nine weeks ended October 1, 2011. The absolute increase was primarily due to an increase in repairs and maintenance expense of $1.3 million, permit costs of $0.1 million, highway use and fuel expense of $0.1 million, property and other operating taxes of $0.1 million, and other operating expenses of $0.3 million. These increases were partially offset by a decrease in license plate expense of $0.2 million.

Selling, general and administrative. Selling, general and administrative expense for the thirty-nine weeks ended September 29, 2012 increased by $3.1 million, or 7.9%, to $42.2 million from $39.1 million for the thirty-nine weeks ended October 1, 2011. As a percentage of operating revenues, selling, general and administrative expense increased to 7.8% for the thirty-nine weeks ended September 29, 2012 compared to 7.4% for thirty-nine weeks ended October 1, 2011. The absolute increase was primarily the result of increases in salaries and wage expense of $2.8 million, travel and entertainment of $0.1 million, communication costs of $0.4 million, and professional fees of $0.1 million. These increases were partially offset by a decrease in our provision for bad debts of $0.4 million.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended September 29, 2012 decreased by $0.3 million, or 2.4%, to $12.2 million from $12.5 million for the thirty-nine weeks ended October 1, 2011. As a percentage of operating revenues, insurance and claims decreased to 2.2% for the thirty-nine weeks ended September 29, 2012 from 2.4% for the thirty-nine weeks ended October 1, 2011. The absolute decrease is primarily the result of a decrease in our auto liability insurance premiums and claims expense of $0.4 million, which was partially offset by an increase in our cargo claims expense of $0.1 million.

Depreciation and amortization. Depreciation and amortization for the thirty-nine weeks ended September 29, 2012 increased by $0.2 million, or 2.3%, to $8.9 million from $8.7 million for the thirty-nine weeks ended October 1, 2011. As a percent of operating revenues, depreciation and amortization decreased to 1.6% for the thirty-nine weeks ended September 29, 2012 from 1.7% for the thirty-nine weeks ended October 1, 2011. The absolute increase is primarily the result of additional depreciation of $0.5 million on our capital expenditures, which was partially offset by a decrease in amortization of $0.3 million.

Interest expense (income), net. Net interest income for the thirty-nine weeks ended September 29, 2012 was $19 thousand compared to $48 thousand for the thirty-nine weeks ended October 1, 2011.

Other non-operating income. Other non-operating income for the thirty-nine weeks ended September 29, 2012 was $2.4 million compared to $1.4 million for the thirty-nine weeks ended October 1, 2011. Included in other non-operating income for the thirty-nine weeks ended September 29, 2012 were $1.9 million of gains on the sales of marketable securities compared to $0.9 million for the thirty-nine weeks ended October 1, 2011.

Provision for income taxes. Provision for income taxes for the thirty-nine weeks ended September 29, 2012 increased by $1.4 million to $8.9 million from $7.5 million for the thirty-nine weeks ended October 1, 2011. The increase was primarily attributable to an increase in our taxable income and an increase in our effective tax rate. For the thirty-nine weeks ended September 29, 2012 and October 1, 2011, we had an effective income tax rate of 38.8% and 38.0%, respectively, based upon our income before provision for income taxes.

Thirteen Weeks Ended September 29, 2012 Compared to Thirteen Weeks Ended October 1, 2011

Operating revenues. Operating revenues for the thirteen weeks ended September 29, 2012 decreased by $4.2 million, or 2.2%, to $183.3 million from $187.5 million for the thirteen weeks ended October 1, 2011. The decrease in operating revenues is primarily attributable to a decrease in the number of loads in our truckload and brokerage operations, and a decrease in fuel surcharges, which were partially offset by an increase in our operating revenues per loaded mile. The number of loads from our combined truckload, brokerage and intermodal operations was

204,000 for the thirteen weeks ended September 29, 2012 compared to 208,000 for thirteen weeks ended October 1, 2011. Included in operating revenues are fuel surcharges of $23.0 million for the thirteen weeks ended September 29, 2012 compared to $23.3 million for the thirteen weeks ended October 1, 2011. For the thirteen weeks ended September 29, 2012, our operating revenue per loaded mile, excluding fuel surcharges, from our combined truckload and brokerage operations increased to $2.67 from $2.55 for the thirteen weeks ended October 1, 2011. Revenue from our truckload operations decreased by $2.7 million, or 2.4%, to $108.2 million for the thirteen weeks ended September 29, 2012 from $110.9 million for the thirteen weeks ended October 1, 2011. Revenue from our brokerage operations decreased by $4.5 million, or 9.3%, to $44.1 million for the thirteen weeks ended September 29, 2012 compared to $48.6 million for the thirteen weeks ended October 1, 2011. Included in operating revenues is approximately $2.1 million of intermodal revenues attributable to our acquisition made in the second quarter of 2012. Excluding the effects of this acquisition, revenue from our intermodal support services increased by $0.8 million, or 2.8%, to $28.9 million for the thirteen weeks ended September 29, 2012 from $28.1 million for the thirteen weeks ended October 1, 2011.

Purchased transportation. Purchased transportation expense for the thirteen weeks ended September 29, 2012 decreased by $4.4 million, or 3.0%, to $140.0 million from $144.4 million for the thirteen weeks ended October 1, 2011. As a percentage of operating revenues, purchased transportation expense decreased to 76.4% for the thirteen weeks ended September 29, 2012 from 77.0% for the thirteen weeks ended October 1, 2011. The absolute decrease was primarily due to the decrease in our operating revenues. Purchased transportation expense generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The decrease in purchased transportation as a percent of operating revenues is primarily due to a decrease in the cost of transportation in our truckload and brokerage businesses.

Commissions expense. Commissions expense for the thirteen weeks ended September 29, 2012 decreased by $0.5 million, or 4.5%, to $10.5 million from $11.0 million for the thirteen weeks ended October 1, 2011. As a percentage of operating revenues, commissions expense decreased to 5.7% for the thirteen weeks ended September 29, 2012 compared to 5.9% for thirteen weeks ended October 1, 2011. The absolute decrease was primarily due to the decrease in our operating revenues. Commissions expense generally increases or decreases in proportion to the revenues. As a percentage of revenues, the decrease in commissions expense is due to an increase in revenues generated by our employee managed terminals, and as such, no commissions are paid.

Other operating expense. Other operating expense for the thirteen weeks ended September 29, 2012 increased by $0.4 million, or 11.4%, to $3.9 million from $3.5 million for the thirteen weeks ended October 1, 2011. As a percentage of operating revenues, other operating expense increased to 2.1% for the thirteen weeks ended September 29, 2012 compared to 1.9% for the thirteen weeks ended September 29, 2011. The absolute increase was primarily due to increases in repairs and maintenance cost of $0.5 million and property and other operating expenses of $0.1 million. These increases were partially offset by a decrease in license plate expense of $0.1 million and permit expense of $0.1 million.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended September 29, 2012 increased by $0.8 million, or 6.1%, to $13.9 million from $13.1 million for the thirteen weeks ended October 1, 2011. As a percentage of operating revenues, selling, general and administrative expense increased to 7.6% for the thirteen weeks ended September 29, 2012 compared to 7.0% for thirteen weeks ended October 1, 2011. The absolute increase was primarily the result of increases in salaries and wage expense of $0.6 million, communication costs of $0.1 million, professional fees of $0.2 million, travel and entertainment of $0.1 million, and loss on sale of property of $0.2 million. These increases were partially offset by a decrease in our provision for bad debts of $0.4 million.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended September 29, 2012 remained consistent at $4.2 million compared to the thirteen weeks ended October 1, 2011. As a percentage of operating revenues, insurance and claims expense increased to 2.3% for the thirteen weeks ended September 29, 2012 from 2.2% for the thirteen weeks ended October 1, 2011.

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended September 29, 2012 increased by $0.1 million, or 1.0%, to $3.0 million from $2.9 million for the thirteen weeks ended October 1, 2011. As a percent of operating revenues, depreciation and amortization remained constant at 1.6% for the thirteen weeks ended September 29, 2012 and October 1, 2011. The absolute increase is primarily the result of additional depreciation on our capital expenditures of $124 thousand, which was partially offset by a decrease in amortization of $94 thousand.

Interest expense (income), net. Net interest income for the thirteen weeks ended September 29, 2012 was $6 thousand compared to $4 thousand for the thirteen weeks ended October 1, 2011.

Other non-operating income. Other non-operating income for the thirteen weeks ended September 29, 2012 was $1.2 million compared to $0.2 million for the thirteen weeks ended October 1, 2011. Included in other non-operating income for the thirteen weeks ended September 29, 2012 were $1.0 million of gains on the sales of marketable securities.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended September 29, 2012 increased by $0.3 million to $3.5 million from $3.2 million for the thirteen weeks ended October 1, 2011. The increase was primarily attributable to an increase in our taxable income and an increase in our effective tax rate. For the thirteen weeks ended September 29, 2012 and October 1, 2011, we had an effective income tax rate of 38.7% and 37.2%, respectively, based upon our income before provision for income taxes.

Purchase of LINC Logistics Company

On October 1, 2012, the Company completed the acquisition of LINC Logistics Company (“LINC”). Each outstanding share of LINC common stock was converted into the right to receive consideration consisting of 0.700 of a share of common stock of the Company and cash in lieu of fractional shares. This resulted in the issuance of 14,527,332 shares of the Company’s common stock and payment of $27.60 of cash in lieu of fractional shares. To consummate the acquisition, at closing Universal borrowed approximately $149.1 million pursuant to its new $220 million credit facility. Funds were used to repay LINC’s outstanding indebtedness, dividends payable and debt issuance costs.

An overview of LINC’s standalone financial performance for the thirty-nine weeks ended September 29, 2012 appears below, followed by a presentation of our unaudited pro forma condensed combined statements of income as if we had acquired LINC on January 1, 2011. The unaudited pro forma condensed combined financial results presented are based on the assumptions and adjustments described in the accompanying notes. The unaudited pro forma condensed combined financial results are presented for illustrative purposes and do not purport to represent what the results of operations would actually have been if the acquisition occurred as of the dates indicated or what financial results would be for any future periods.

Executive Overview of LINC’s Financial Performance for the thirty-nine weeks ended September 29, 2012

LINC generates substantially all of its revenue through fees charged to customers for the customized logistics services it provides. Its agreements with customers typically follow one of two patterns: contractual or transactional. Contractual agreements for the delivery of value-added services or transportation services on an exclusive basis generated 92.2% of total 2011 revenues. Transactional agreements comprise the balance of LINC’s revenues and are associated with individual freight shipments coordinated by its specialized services operations. LINC’s business and its revenue trends are substantially driven by the level of demand for outsourced logistics services generally as well as by the strength of the North American automotive industry. In recent years, it has targeted and developed customers in other industry sectors. As a result, broader macroeconomic factors have increased in importance.

LINC’s operating revenues for the thirty-nine weeks ended September 29, 2012 increased $15.7 million, or 7.2%, to $233.3 million, compared to revenues of $217.6 million for the thirty-nine weeks ended October 1, 2011. The net increase in demand for services on a year-over-year basis reflects approximately $20.0 million generated by new value-added services operations, including for existing and new customers, and approximately $6.8 million in volume increases at existing operations. These gains were partially offset by an aggregate $10.9 million of reduced transportation services, which includes the discontinuation of certain lower margin transportation routes provided to a Tier I automotive supplier, the discontinuation of a small freight management program administered on behalf of Ford Motor Company in connection with its diversity program, and the discontinuation of a Canadian shuttle operation.

LINC achieved operating income for the thirty-nine weeks ended September 29, 2012, totaling $34.8 million, a 5.9% increase over operating income of $32.9 million for the thirty-nine weeks ended October 1, 2011. It achieved an operating margin of 14.9% for the thirty-nine weeks ended September 29, 2012, compared to 15.1% for the thirty-nine weeks ended October 1, 2011. In the fiscal quarter ended June 30, 2012, LINC attempted and then terminated efforts to complete an initial public offering of its common stock. IPO-related expenses totaling $1.9 million that were incurred prior to or during the fiscal quarter ended June 30, 2012 were charged to selling, general and administrative expense. Excluding IPO-related charges, operating income for the thirty-nine weeks ended September 29, 2012 totaled $36.7 million, or 15.8% of revenue.

Direct personnel and related benefits. Direct personnel and related benefits costs are the largest component of LINC’s cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. LINC’s direct personnel and related benefits expenses increased $13.8 million, or 16.1%, to $99.1 million for the thirty-nine weeks ended September 29, 2012, compared to $85.4 million for the thirty-nine weeks ended October 1, 2011. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements, increasing with the level of demand for LINC’s logistics services. Expressed as a percentage of revenue, direct personnel and related benefits expenses increased to 42.5% of revenue for the thirty-nine weeks ended September 29, 2012, compared to 39.2% in the comparable prior-year period.

Purchased transportation and equipment rent. Purchased transportation and equipment rent reflects amounts LINC paid to transportation owner-operators or other third-party equipment providers to haul freight and, to the extent required to deliver certain logistics services, the cost of equipment leased under short-term contracts from third parties. The expense also includes the amount of fuel surcharges that LINC receives from its customers and passes through to its owner-operators. Purchased transportation and equipment rental costs decreased $4.4 million, a 10.7% decline, to $36.4 million for the thirty-nine weeks ended September 29, 2012, compared to $40.7 million for the thirty-nine weeks ended October 1, 2011. Trends in these expenses are generally correlated with changes in demand for transportation services and specialized services, which decreased 7.2%, to $102.3 million in aggregate revenue for thirty-nine weeks ended September 29, 2012, compared to $110.3 million for the thirty-nine weeks ended October 1, 2011. As a percentage of revenue, purchased transportation and equipment rent decreased to 15.6% of revenue for the thirty-nine weeks ended September 29, 2012, compared to 18.7% for the thirty-nine weeks ended October 1, 2011. The decline is due to the reduction in transportation services and specialized services as a percentage of total revenue.

Occupancy expense. Occupancy expense includes all costs related to the lease and tenancy of operating facilities, except utilities, unless such costs are otherwise covered by LINC’s customers. Although occupancy expense is generally related to fluctuations in overall customer demand, LINC’s contracting and pricing strategies help mitigate the cost impact of changing production volumes. To minimize potential exposure to inactive or underutilized facilities that are dedicated to a single customer, LINC strives where possible to enter into lease agreements that are coterminous with individual customer contracts, and it seeks contract pricing terms that recover fixed occupancy costs, regardless of production volume. LINC’s occupancy expense increased by $1.9 million to $13.1 million for the thirty-nine weeks ended September 29, 2012, compared to $11.3 million for the thirty-nine weeks ended October 1, 2011. The 16.6% increase reflects the aggregate net impact of changes in the number of operating locations and lease-based facility rents.

Operating expense (exclusive of items shown separately). These expenses include items such as fuel, maintenance, insurance, communication, utilities, and other general operating expenses, including gains or losses on sale or disposal of assets. Because LINC maintains a flexible business model, its operating expenses (exclusive of items shown separately) generally relate to fluctuations in customer demand and the related impact on its operating capacity. Operating expenses (exclusive of items shown separately) increased by $0.6 million, or 1.6%, to $35.7 million for the thirty-nine weeks ended September 29, 2012, compared to $35.1 million for the thirty-nine weeks ended October 1, 2011. Expressed as a percentage of revenue, operating expenses (exclusive of items shown separately) decreased to 15.3% of revenue for the thirty-nine weeks ended September 29, 2012, compared to 16.1% in the comparable prior-year period.

Depreciation and amortization. LINC’s depreciation and amortization expense reflects depreciation of purchased tractors, trailers, operating equipment and computer equipment. The cost of tires, tractor engines or batteries that are purchased as part of newly-acquired tractors, trailers or similar equipment are capitalized as part of the cost of the equipment. LINC also capitalizes and subsequently depreciates certain costs associated with vehicle repairs and maintenance that materially extend the life or increase the value of a vehicle or pool of vehicles. Depreciation and amortization expense decreased by $0.1 million, a 1.4% decline, to $4.4 million for the thirty-nine weeks ended September 29, 2012, compared to $4.5 million for the thirty-nine weeks ended October 1, 2011. Depreciation and amortization in the thirty-nine weeks ended September 29, 2012 reflects recent investments in transportation equipment and in LINC’s value-added services operations, including in Mexico. Capital expenditures totaled $9.0 million for the thirty-nine weeks ended September 29, 2012.

Selling, general and administrative expense. LINC’s selling, general and administrative expense includes the salaries, wages and benefits of sales and administrative personnel, related support costs, taxes (other than income and property taxes), adjustments due to foreign currency transactions, bad debt expense, and other general expenses. These expenses are generally not directly related to levels of operating activity and may contain non-recurring or one-time expenses related to general business operations. Selling, general and administrative expense increased $2.0 million, or 26.4%, to $9.6 million for the thirty-nine weeks ended September 29, 2012, compared to $7.6 million for the thirty-nine weeks ended October 1, 2011, and includes approximately $1.9 million in IPO-related charges.

UNIVERSAL TRUCKLOAD SERVICES, INC.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2012

(In thousands, except per share data)

								Proposed
			Pro Forma			Tax		Financing		Pro Forma
	Universal	LINC	Adjustments		Consolidated	Adjustments	Pro Forma	Pro Forma		as Adjusted
Operating Revenues:
Truckload	$322,342	$87,282	$3,254	(a)	$412,878		$412,878			$412,878
Brokerage	136,463	—	11,780	(a)	148,243		148,243			148,243
Value added	—	130,959			130,959		130,959			130,959
Specialized services	—	15,049	(15,034	)(a)	—		—			—
			(15	)(b)
Intermodal	85,419	—			85,419		85,419			85,419

Total operating revenues	544,224	233,290	(15)		777,499	—	777,499			777,499

Operating Expenses:
Purchased transportation and equipment rent	416,894	36,387	(7,351	)(a)	445,930		445,930			445,930
Direct personnel and related benefits	—	99,148	2,596	(a)	101,744		101,744			101,744
Commission expense	31,152	—	447	(a)	31,599		31,599			31,599
Operating expenses (exclusive of items shown separately)	12,138	35,693	(15	) (b)	46,347		46,347			46,347
			(1,469	)(a)
Occupancy expense	—	13,140	1,612	(a)	14,752		14,752			14,752
Selling, general and administrative expense	42,180	9,633	820	(a)	52,633		52,633			52,633
Insurance and claims	12,231	—	3,345	(a)	15,576		15,576			15,576
Depreciation and amortization	8,943	4,441			13,384		13,384			13,384

Total operating expenses	523,538	198,442	(15)		721,965	—	721,965			721,965

Income from operations	20,686	34,848	—		55,534	—	55,534			55,534
Interest income	45	178			223		223			223
Interest expense	(26)	(2,504)			(2,530)		(2,530)	2,504	(c)	(3,157)
								(3,131	) (d)
Other non-operating income	2,359	—			2,359		2,359			2,359

Income before provision for income taxes	23,064	32,522	—		55,586	—	55,586	(627)		54,959
Provision for income taxes	8,956	1,394			10,350	11,059 (e)	21,409	(250	) (e)	21,159

Net income	$14,108	$31,128	$—		$45,236	$(11,059)	$34,177	$(377)		$33,800

Earnings per common share:
Basic	$0.91				$1.51	$(0.37)	$1.14			$1.13
Diluted	$0.91				$1.51	$(0.37)	$1.14			$1.13
Weighted average number of common shares outstanding:
Basic	15,507		14,527	(f)	30,034	30,034	30,034			30,034
Diluted	15,507		14,527	(f)	30,034	30,034	30,034			30,034

See the accompanying notes to the unaudited pro forma condensed combined statements of income which are an integral part of these statements. The pro forma adjustments are explained in Note 2 - Pro Forma Adjustments .

UNIVERSAL TRUCKLOAD SERVICES, INC.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 2011

(In thousands, except per share data)

								Proposed
			Pro Forma			Tax		Financing		Pro Forma
	Universal	LINC	Adjustments		Consolidated	Adjustments	Pro Forma	Pro Forma		as Adjusted
Operating Revenues:
Truckload	$319,007	$92,815	$924	(a)	$412,746		$412,746			$412,746
Brokerage	127,558	—	16,504	(a)	144,062		144,062			144,062
Value added	—	107,307			107,307		107,307			107,307
Specialized services	—	17,438	(17,428	)(a)	—		—			—
			(10	)(b)
Intermodal	78,572	—			78,572		78,572			78,572

Total operating revenues	525,137	217,560	(10)		742,687	—	742,687			742,687
Operating Expenses:
Purchased transportation and equipment rent	404,503	40,747	(7,034	)(a)	438,216		438,216			438,216
Direct personnel and related benefits	—	85,391	1,630	(a)	87,021		87,021			87,021
Commission expense	31,555	—	512	(a)	32,067		32,067			32,067
Operating expenses (exclusive of items shown separately)	10,458	35,133	(10	)(b)	44,118		44,118			44,118
			(1,463	)(a)
Occupancy expense	—	11,269	1,697	(a)	12,966		12,966			12,966
Selling, general and administrative expense	39,062	7,621	1,195	(a)	47,878		47,878			47,878
Insurance and claims	12,481	—	3,463	(a)	15,944		15,944			15,944
Depreciation and amortization	8,715	4,505			13,220		13,220			13,220

Total operating expenses	506,774	184,666	(10)		691,430	—	691,430			691,430

Income from operations	18,363	32,894	—		51,257	—	51,257			51,257
Interest income	61	2			63		63			63
Interest expense	(13)	(1,638)			(1,651)		(1,651)	1,638	(c)	(3,144)
								(3,131	) (d)
Other non-operating income	1,391	—			1,391		1,391			1,391

Income before provision for income taxes	19,802	31,258	—		51,060	—	51,060	(1,493)		49,567
Provision for income taxes	7,533	2,762			10,295	9,663 (e)	19,958	(577	) (e)	19,381

Net income	$12,269	$28,496	$—		$40,765	$(9,663)	$31,102	$(916)		$30,186

Earnings per common share:
Basic	$0.79				$1.35	$(0.32)	$1.03			$1.00
Diluted	$0.79				$1.35	$(0.32)	$1.03			$1.00
Weighted average number of common shares outstanding:
Basic	15,607		14,527	(f)	30,134	30,134	30,134			30,134
Diluted	15,607		14,527	(f)	30,134	30,134	30,134			30,134

See the accompanying notes to the unaudited pro forma condensed combined statements of income which are an integral part of these statements. The pro forma adjustments are explained in Note 2 - Pro Forma Adjustments.

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME

Note 1—Basis of Presentation

Pursuant to the terms of the Merger Agreement, Universal has completed the acquisition of LINC and each outstanding share of LINC common stock was converted into the right to receive consideration consisting of 0.700 of a share of Universal’s common stock and cash in lieu of fractional shares. This resulted in the issuance of 14,527,332 shares of Universal’s common stock and payment of $27.60 of cash in lieu of fractional shares. In connection with the transactions, the current and former shareholders of LINC (or entities related to them) received cash payment in respect of promissory notes and dividends payable outstanding under previously declared dividends. As a result of the mergers contemplated in the Merger Agreement, LINC became a wholly-owned subsidiary of Universal.

The accompanying unaudited pro forma condensed combined statements of income were prepared in accordance with Article 11 of SEC Regulation S-X. In connection with the acquisition, Universal has entered into a new credit agreement consisting of a $220 million senior secured loan facility. The unaudited pro forma condensed combined statement of income for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 give effect to the acquisition, to the termination of LINC’s S-corporation status and acquisition by a C-corporation, and to the anticipated borrowings under Universal’s new credit agreement and the impact on interest expense assuming the retirement of LINC’s outstanding debt as if it occurred on January 1, 2011.

Universal is majority owned by the Moroun family and entities they control and LINC was 100% owned by the Moroun family and entities they control. Under United States Generally Accepted Accounting Principles, the mergers contemplated by the Merger Agreement will be accounted for using the guidance for transactions between entities under common control as described in Accounting Standards Codification (“ASC”) Topic 805—”Business Combinations.”

The unaudited pro forma condensed combined statements of income also include certain adjustments, including reclassification of items to conform to a consolidated presentation between Universal and LINC and elimination of intercompany transactions.

Note 2—Pro Forma Adjustments

The following represents an explanation of the various pro forma adjustments to the unaudited condensed pro forma combined statement of income:

a)	Certain revenues and expenses in the unaudited pro forma condensed combined statements of income have been reclassified to conform to the presentation of Universal. Such reclassifications had no impact on net income.

b)	Reflects elimination of intercompany transactions between Universal and LINC.

c)	To adjust for pro forma interest expense and exclude interest expense that was incurred on LINC’s outstanding debt, including amortization of debt issuance costs reflected in Universal’s Consolidated Statements of Income.

d)	To adjust pro forma interest expense and assume that our only debt balance outstanding, on a pro forma basis beginning January 1, 2011, is the $149.1 million borrowed pursuant to the new credit agreement to repay LINC’s outstanding indebtedness and dividends payable at September 29, 2012 and debt issuance costs totaling approximately $1.5 million. For purposes of this calculation, only the required quarterly interest payments are assumed to have been made and for the thirty-nine week periods ended September 29, 2012 and October 1, 2011 the expected effective interest rate was 2.8%. The interest rate is expected to be variable based on LIBOR. For comparison purposes, a 1/8% increase or decrease in the expected interest rate would yield a rate of 2.925% and 2.675%, respectively. Based on this increase or decrease in the rate, interest expense for the thirty-nine week periods ended September 29, 2012 and October 1, 2011would be $3.27 million and $2.99 million, respectively.

e)

To record the pro forma provision for income taxes as if LINC had been a C-corporation and tax effect the additional interest expense in connection with the pro forma borrowings under Universal’s new credit agreement. The adjustment to income taxes is to arrive at a blended statutory federal, state, and local income tax rate of 38.5% and 39.1% for the thirty-nine week periods ended September 29, 2012 and October 1, 2011, respectively. The adjustment does not include the recognition of the federal component of the deferred tax accounts as the result of LINC, which was a S-corporation for U.S. federal income tax purposes, being acquired by Universal, a C-corporation, on October 1, 2012.

f)	To record the issuance of 14,527,332 shares of Universal’s common stock issued for the acquisition of LINC. Each share of LINC’s outstanding common stock was converted into 0.700 newly issued shares of Universal’s common stock.

Note 3—Estimated Transaction Costs

Universal and LINC expect to incur transaction fees and other costs related to the merger totaling approximately $8.3 million. The amount of transaction costs expected to be incurred is an estimate and subject to change. The unaudited pro forma condensed combined statements of income do not reflect any of these related transaction costs.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations, our ability to borrow on margin against our marketable securities held at UBS, proceeds from the sales of marketable securities, and our lines of credit.

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

During the thirteen and thirty-nine weeks ended September 29, 2012, we made capital expenditures totaling $4.7 million and $11.0 million, respectively. These expenditures primarily consisted of tractors, trailers, containers and computer, office, and miscellaneous equipment.

Through the end of 2012, exclusive of acquisitions, if any, we expect to incur capital expenditures of $0.5 million to $0.9 million relating to real property acquisitions and improvements to our existing facilities and the acquisition of additional terminal yards or container facilities. We also expect to incur capital expenditures of $3.2 million to $4.9 million for tractors, trailers, containers, chassis, and other equipment.

On October 1, 2012, we completed the acquisition of LINC Logistics Company (“LINC”) whereby each outstanding share of LINC common stock was converted into the right to receive consideration consisting of 0.700 of a share of our common stock cash in lieu of fractional shares. This resulted in the issuance of 14,527,332 shares of our common stock and payment of $27.60 of cash in lieu of fractional shares. In connection with the acquisition, at closing we borrowed approximately $149.1 million to repay LINC’s outstanding indebtedness and dividends payable, and debt issuance costs pursuant to the new $220 million credit facility with Comerica Bank (see Part I, Item 1, Note 3 and Note 12 of the “Notes to Unaudited Consolidated Financial Statements”).

In addition, on October 1, 2012, we terminated our Amended and Restated Loan Agreement and Promissory Note with KeyBank National Association. As discussed above, we entered into a new Revolving Credit and Term Loan Agreement with a group of lenders (see Part I, Item 1, Note 3 of the “Notes to Unaudited Consolidated Financial Statements”).

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

Revolving Credit and Term Loan Agreement

On August 30, 2012, we entered into a Revolving Credit and Term Loan Agreement, or the Credit Agreement, with and among the lenders parties thereto and Comerica Bank, as administrative agent, to provide for aggregate borrowing facilities of up to $220 million. Initial advances made under the Credit Agreement are subject to, among other things, the satisfaction of all conditions to closing in connection with the merger with LINC. The Credit Agreement consists of a $110 million revolving credit facility (which amount may be increased by up to $20 million upon request of the Company and approval of the lenders), a $60 million equipment credit facility, and a $50 million term loan. Additionally, the Credit Agreement provides for up to $5 million in letters of credit, which letters of credit reduce availability under the revolving credit facility. Borrowings under the revolving credit facility may be made until, and mature on, August 28, 2017. Borrowings under the equipment credit facility may be made until August 28, 2015 and such borrowings made in any year shall be repaid in 28 quarterly installments beginning on April 1 of the year after the applicable borrowing was made. Borrowings under the term loan facility shall mature on August 28, 2017. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each. The applicable margin fluctuates based on the Company’s total debt to EBITDA ratio, as defined in the Credit Agreement.

The Credit Agreement requires us to repay the borrowings made under the term loan facility and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of our annual excess cash flow; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. We may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, we may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by our material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement includes financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. As of September 29, 2012, we did not have any amounts outstanding or letters of credit issued under the Credit Agreement as the merger with LINC remained pending. On October 1, 2012 at closing we borrowed approximately $149.1 million to repay LINC’s outstanding indebtedness and dividends payable, and debt issuance costs.

Unsecured Line of Credit

On October 24, 2011, we entered into a Change in Terms Agreement to the Amended and Restated Loan Agreement and Promissory Note with KeyBank National Association, or KeyBank, dated October 25, 2010, collectively referred to as the Key Loan Agreement, whereby the maturity date of the existing Amended and Restated Loan Agreement and Promissory Note was extended to October 23, 2012. Under the Key Loan Agreement, our maximum permitted borrowings and letters of credit may not exceed $20 million in the aggregate. The line of credit is unsecured, and bears interest at a rate equal to the lesser of the Prime Rate minus 0.50% or LIBOR plus 1.00% (effective rate of 1.22% at September 29, 2012). The Key Loan Agreement contains various financial and restrictive covenants to be maintained by us including requirements to maintain a tangible net worth of at least $85 million, a debt to tangible net worth ratio not to exceed 1 to 1, and quarterly net profits of at least one dollar. For purposes of the Key Loan Agreement, tangible net worth is defined as total assets, excluding all intangible assets, less total debt. The Key Loan Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions utilizing our line of credit. The Key Loan Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. At September 29, 2012, we were in compliance with its debt covenants. We did not have any amounts outstanding under its line of credit as of September 29, 2012, and there were $40,000 in letters of credit issued against the line. On October 1, 2012, we terminated our Key Loan Agreement. As discussed above, we entered into a new Revolving Credit and Term Loan Agreement with a group of lenders (see Part I, Item 1, Note 3 of the “Notes to Unaudited Consolidated Financial Statements”).

Secured Line of Credit

We maintain a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.85% (effective rate of 1.07% at September 29, 2012), and interest is billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit. As of September 29, 2012 the outstanding balance under the line of credit was $0. At September 29, 2012, the maximum available borrowings against the line of credit were $5,954,000.

Discussion of Cash Flows

At September 29, 2012, we had cash and cash equivalents of $0.2 million compared to $0.9 million at December 31, 2011. The decrease in cash and cash equivalents of $0.7 million for the thirty-nine weeks ended September 29, 2012 resulted from $16.6 million in cash used in financing activities and $5.0 million of in cash used in investing activities. These decreases were partially offset by $21.0 million in cash provided by operating activities.

The $16.6 million in cash used in financing activities for the thirty-nine weeks ended September 29, 2012 consisted of a $15.5 million special cash dividend, $1.0 million in purchases of treasury stock and $0.1 million for the payments of earnout obligations.

The $5.0 million in net cash used in investing activities for the thirty-nine weeks ended September 29, 2012 consisted of $11.0 million of capital expenditures and $0.8 million for the acquisition of businesses. These uses were partially offset by $6.2 million in proceeds from the sales of marketable securities and $0.6 million in proceeds from the sale of property and equipment.

The $21.0 million in net cash provided by operations was primarily attributed to $14.1 million of net income adjusted for $8.9 million of non-cash charges for depreciation and amortization, $1.9 million in gains on the sales of marketable securities, $0.8 million of non-cash charges for provisions for doubtful accounts, $0.4 million of changes in deferred income taxes, and an increase in the working capital position of the Company of $1.4 million. The increase in the working capital position is primarily the result of increases in accounts receivable due to increased revenue, and an increase in prepaid income taxes, expenses and other assets. This increase is partially offset by increases in accounts payable and other current liabilities, and accrued insurance and claims. Included in prepaid expenses and other, and accrued expenses and other current liabilities at September 29, 2012 are $6.0 million of transaction costs related to the merger with LINC.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Form 10-K for the year ended December 31, 2011. There have been no changes in the accounting policies followed by us during the thirty-nine weeks ended September 29, 2012.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the remaining quarters.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen or thirty-nine weeks ended September 29, 2012. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2012, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s, or SEC’s, filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 29, 2012 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Information with respect to legal proceedings and other exposures appears in Part I, Item 1, Note (11) of the “Notes to Unaudited Consolidated Financial Statements,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company specifically incorporates the information provided in Part I of this report into Part II of this report.

ITEM 1A:	RISK FACTORS

Subsequent to the reporting period, on October 1, 2012, the Company merged with LINC Logistics Company. The risk factors discussed in (i) Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2011 and (ii) Definitive Information Statement filed on with the SEC on September 10, 2012, under the heading “Risk Factors” should be considered when reading this Report.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	MINE SAFETY DISCLOSURES

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as July 25, 2012 (the “Merger Agreement”), by and among Universal Truckload Services, Inc., Upton Merger Sub I, Inc., Upton Merger Sub II, LLC, Linc Logistics Company, Matthew T. Moroun as Trustee of the MJM 2012 Annuity Trust dated April 30, 2012, Manuel J. Moroun, in his capacity as Trustee of the Manuel J. Moroun Revocable Trust U/A dated March 24, 1977, as amended and restated on December 22, 2004, Matthew T. Moroun, in his capacity as agent and attorney-in-fact for the Company Shareholders (as defined in the Merger Agreement) and Manuel J. Moroun, solely with respect to the Applicable Sections (as defined in the Merger Agreement) ((Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012 (Commission File No. 000-51142))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report filed on November 1, 2012 (Commission File No. 000-51142))

3.3	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 ((Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012 (Commission File No. 000-51142))

10.1	Revolving Credit and Term Loan Agreement, dated as of August 28, 2012, among Universal Truckload Services, Inc., the lenders parties thereto and Comerica Bank, as administrative agent, arranger and documentation agent ((Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 31, 2012 (Commission File No. 000-51142))

10.2	Security Agreement, dated as of August 28, 2012, among Universal, certain of its subsidiaries and Comerica Bank, as administrative agent ((Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 31, 2012 (Commission File No. 000-51142))

10.3	Guaranty, dated as of August 28, 2012, among certain subsidiaries of Universal and Comerica Bank, as administrative agent ((Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 31, 2012 (Commission File No. 000-51142))

20.1	Definitive Information Statement on Schedule 14C filed September 10, 2012 (Commission File No. 000-51142)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)
Date: November 7, 2012 By:	/s/ Robert E. Sigler
Robert E. Sigler, Vice President, Chief Financial Officer, Secretary and Treasurer
Date: November 7, 2012 By:	/s/ Donald B. Cochran
Donald B. Cochran, President and Chief Executive Officer