Form 10-K
period 2012-12-31
Universal Truckload Services, Inc.
filed 2013-03-18
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 29, 2012, as reported by The Nasdaq Stock Market, was approximately $82.6 million (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of common stock, no par value, outstanding as of March 4, 2013, was 30,053,912.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2013 Annual Meeting of Shareholders	Part III, Items 10 - 14

UNIVERSAL TRUCKLOAD SERVICES, INC.

2012 ANNUAL REPORT ON FORM 10-K

EX-32.1 Section 906 CEO and CFO Certification

EX-101.INS XBRL Instance Document

EX-101.SCH XBRL Schema Document

EX-101.CAL XBRL Calculation Linkbase Document

EX-101.DEF XBRL Definition Linkbase Document

EX-101.LAB XBRL Labels Linkbase Document

EX-101.PRE XBRLPresentation Linkbase Document

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

Unless the context indicates otherwise, “we,” “our”, “us” and “Universal” refers to Universal Truckload Services, Inc. and its subsidiaries.

PART I

ITEM 1: BUSINESS

Overview

Universal is a leading asset-light provider of customized transportation and logistics solutions throughout the United States, Mexico and Canada. We provide our customers with supply chain solutions that can be scaled to meet their changing demands and volumes. We offer our customers a broad array of services across their entire supply chain, including transportation, value-added, and intermodal services. Our customized solutions and flexible business model are designed to provide us with a highly variable cost structure.

Our transportation services include dry van, flatbed, heavy haul, dedicated, refrigerated, shuttle and switching operations as well as full service domestic and international freight forwarding, customs brokerage, final mile and ground expedite. We offer our customers brokerage transportation for greater service options and additional capacity. Our value-added services, which are typically dedicated to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management. Intermodal operations include rail-truck, steamship-truck and support services.

In October 2012, we acquired LINC Logistics Company (LINC) whereby each outstanding share of LINC common stock was converted into the right to receive consideration consisting of 0.700 of a share of common stock of Universal and cash in lieu of fractional shares. This resulted in the issuance of 14,527,332 shares of Universal’s common stock and borrowings of approximately $149.1 million to repay LINC’s outstanding indebtedness and dividends payable. Universal and LINC were under common control, and as such, the financial statements of Universal have been retrospectively revised to reflect the accounts of LINC as if they had been consolidated for all previous periods. The acquisition significantly enhanced the company’s position as a leading provider of third party transportation, value-added and intermodal services.

We provide a comprehensive suite of transportation and logistics solutions that allow our customers and clients to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of transportation logistic services to large customers in specific industry sectors, through a network of agents who solicit freight business directly from shippers, and through company-managed facilities and full service freight forwarding and customs house brokerage offices. At December 31, 2012, we had an agent network totaling approximately 524 agents, and we operated 51 company-managed terminal locations and provided services at 39 logistics locations throughout the United States, Mexico and Canada.

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

Industry

The transportation and logistics services industry involves the management and transportation of materials and inventory throughout the supply chain. The logistics industry is an integral part of the global economy. Global logistics costs in 2011 totaled $7.9 trillion, or 11.3% of global GDP, according to estimates by Armstrong & Associates.

According to the American Trucking Associations, or ATA, revenue in the trucking industry in 2011 was estimated at approximately $603.9 billion and accounted for more than 80% of domestic spending on freight transportation. The trucking industry is highly competitive on the basis of service and price and is integral to many industries operating in the United States. Customers generally choose truck transportation over other surface transportation modes due to the industry’s higher levels of reliability, shipment integrity and speed.

As supply chains have become more complex, many companies have outsourced logistics functions to third-party logistics (3PL) providers. U.S. 3PL revenues in 2011 totaled $133.8 billion, according to Armstrong & Associates. Through outsourcing, companies can realize the following benefits: reduced supply chain costs, minimization of investment in non-core assets, increased operational flexibility, access to greater visibility in the supply chain and improved customer service. We believe that increased globalization of trade, security and regulatory concerns, demand for greater supply chain integration and visibility, and ongoing competitive pressures to reduce costs and improve customer service will continue to drive outsourcing decisions.

3PL providers deliver a number of services such as transportation, warehousing, supply chain management, inbound and outbound freight management, customs brokerage and distribution. In addition, 3PLs can provide other value-added services, ranging from packing and labeling to sequencing and sub-assembly, freight tracking and delivery, and ultimately, to fully embedded systems linked to customer enterprise resource planning suites that facilitate supply chain management. These services are aimed at improving supply chain efficiency and visibility, and differentiate 3PLs from transportation companies and basic warehousing operations.

We believe outsourcing of transportation and logistics services will continue to grow, including common outsourced logistics activities such as transportation, customs clearance, warehousing, shipment consolidation and freight forwarding. We also believe that companies will increasingly seek outsourced solutions for additional value-added logistics activities such as sub-assembly, sequencing, packaging, consolidation and deconsolidation and line-side inventory functions, creating attractive growth opportunities. As a result, we believe that larger, better-capitalized companies will have greater opportunities to gain market share and increase profit margins.

Our Operations

We broadly group our services into the following three service categories: transportation, value-added and intermodal support.

•

Transportation. Transportation services represented approximately $741.7 million, or 71.5%, of our operating revenues in 2012. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries. We use a variety of general use and specialized trailer types. Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation providers. We broker freight to third party transportation providers to complement our available capacity. Our transportation services also include full service international freight forwarding, customs house brokerage services, and final mile and ground expedite services, which we refer to collectively as specialized services.

•

Value-added. Value-added services represented approximately $175.0 million, or 16.9%, of our operating revenues in 2012. We operate, manage or provide transportation services at 39 logistics locations in the United States, Mexico and Canada. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. Nineteen facilities are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production process. Our proprietary information technology platform is integrated with our customers’ and their vendors’ information technology networks, allowing real-time, end-to-end supply chain visibility. As a result of our close integration with our customers, most of our value-added services are contracted for the duration of our customers’ production programs, which typically last three to five years.

•

Intermodal support. Intermodal support services represented $120.3 million, or 11.6%, of our operating revenues in 2012. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer and drayage services.

Our agreements with customers typically follow one of two patterns: transactional or contractual. Transactional agreements are associated with individual freight shipments coordinated by our agents, company-managed terminals and specialized services operations. For the years ended December 31, 2012 and 2011, transactional arrangements generated 72.0% and 72.9%, respectively, of total revenues. Contractual agreements comprise the balance of our revenues and are for the delivery of value-added services or transportation services that are on an exclusive basis. The pricing structure of value-added services contracts, which often are three to five years in duration, compensate for the physical resources and labor that support material handling, sequencing, sub-assembly and various other value-added processes, including both variable-cost and fixed-price components. Contract-based transportation services relate to dedicated truckload services and typically have a contract term of one year. Contracts are priced as if we are paid on a round-trip basis, eliminating the need for us to acquire customers with freight moving in opposing lanes in order to maintain utilization of our equipment. Transportation and intermodal services revenue is primarily derived from fees charged based on miles, but also includes billing for fuel surcharges, loading and unloading activities, container management and other related services. Fuel surcharges, where separately identifiable, comprise $115.2 million and $110.6 million of our total operating revenues in 2012 and 2011, respectively. Fees charged to customers by our full service international freight forwarding and customs house brokerage are based on the specific means of forwarding or delivering freight on a shipment-by-shipment basis.

Asset Light Strategy

We employ an asset-light business model that lowers our capital expenditure requirements and which we believe improves investment returns and cash flow generation. In general, our facilities used in our value-added services are leased on terms that are either substantially matched to our customers’ contracts or are month-to-month or are provided to us by our customers. We also utilize owner-operators and third-party carriers to provide a significant portion of our transportation and specialized services. Approximately 82% of the tractors and 50% of the trailers used in our business are provided by our owner-operators. In addition, our use of agents reduces our need for sizable terminals. The primary physical assets we provide include a portion of our trailer fleet, our intermodal depot facilities, subassembly and warehousing equipment, our headquarters facility and our management information systems.

We believe our asset-light business model is highly scalable and will continue to support our growth with comparatively modest capital expenditure requirements. Our asset-light model, combined with a disciplined approach to contract structuring and pricing, creates a highly flexible cost structure that allows us to expand and contract quickly in response to changes in demand from our customers. We believe that our business model offers the following advantages compared with primarily asset-based companies that own significant facilities and tractor fleets and use fixed employee sales and work forces:

•

Variable cost structure. We pay our agents and owner-operators a percentage of the revenue they generate, which gives us flexibility to quickly adjust to increases or decreases in customer demand. Substantially all of our operating facilities are either provided to us by customers, leased by us on a month-to-month basis, or leased by us on terms that match the related customer contracts to the greatest extent possible. This approach reduces our investment in fixed assets and enhances our operating flexibility. Additionally, our balanced labor structure, including union, non-union, and contract labor pools, allows us to provide customized and cost-effective solutions that accommodate our customers’ labor strategies. Having a high proportion of variable costs reduces our risks of making fixed payments on under-utilized facilities, equipment and personnel and minimizes our exposure to fluctuating equipment values.

•

Targeted capital expenditures. Limiting our investment in facilities, tractors and trailers or, alternatively, recovering investment costs through customer contracts, reduces our capital needs and allows us to grow organically with relatively modest capital investment. This allows us to devote our financial resources to fund our expansion strategy, including acquisitions. As a percentage of operating revenues, our capital expenditures were 2.9%, 3.0% and 1.5%, during each of the years ending December 31, 2012, 2011 and 2010, respectively.

•

Higher financial returns. Given similar operating performance, we believe that our low fixed costs and modest capital expenditure requirements will generate returns on investment that equal or exceed many of our asset-based competitors. We manage our business with a view toward enhancing these returns.

•

Entrepreneurial spirit. Our agents and owner-operators are business owners who are compensated based on the revenue they produce. We believe this portion of our model gives our agents a strong incentive to seek new revenue opportunities.

Although we believe our asset-light business model can generate above-average financial performance, there are certain disadvantages. Our significant use of owner-operators limits the pool of potential drivers and could constrain our growth. In addition, our variable cost structure does not allow us to take advantage of freight cycles to the extent possible with fixed investments in capacity. Thus, in times of high economic activity and increasing freight rates, our profitability may not expand as much as that of an asset-based carrier. Overall, however, we believe our long experience with this business model and our growth, profitability, and financial returns demonstrate that we have adequately managed these risks.

Growth Strategy

We believe that our flexible business model offers substantial opportunities to grow. By continuing to implement our strategy, we believe that we can continue to increase our revenues and profitability, while generating a higher return on assets than many of our asset-based competitors. The key elements of our strategy are as follows:

•	Expand our network of agents and owner-operators. Increasing the number of agents and owner-operators has been a driver of our historical growth in transactional transportation services. We intend to continue to recruit qualified agents and owner-operators in order to penetrate new markets and expand our operations in existing markets. Our agents typically focus on a small number of shippers in a particular market and are attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities. With their detailed knowledge of local trucking markets, our agents serve as a platform for recruiting additional owner-operators. In addition, we believe that the current environment of increasing costs and industry consolidation has created substantial uncertainty for agents, owner-operators and shippers. This uncertainty has led to a desire within these constituencies to associate themselves with a stable company that has an established market presence, and we have successfully converted small independent trucking companies into agents and owner-operators.

•

Continue to capitalize on strong industry fundamentals and outsourcing trends in the U.S. 3PL market. According to Armstrong & Associates, gross revenue for the U.S. 3PL market grew at a compound annual rate of 10.3% since 1996 to $133.8 billion in 2011. We believe long-term industry growth will be supported by manufacturers seeking to outsource non-core logistics functions to cost-effective third-party providers that can efficiently manage increasingly complex global supply chains. We intend to leverage our integrated suite of transportation and logistics services, our network of facilities in the United States, Mexico and Canada, our long-term customer relationships, and our reputation for operational excellence to capitalize on favorable industry fundamentals and growth expectations.

•

Target further penetration of key customers in the North American automotive industry. The automotive industry is one of the largest users of global outsourced logistics services, providing us growth opportunities with both existing and new customers. In 2012, this sector comprised approximately 31% of our operating revenues. We intend to capitalize on anticipated continued growth in outsourcing of higher value logistics services in the automotive sector such as sub-assembly and sequencing, which link directly into production lines and require specialized capabilities, technological expertise and strict quality controls. We believe we are well positioned to capitalize on this increased outsourcing activity as a result of our extensive experience and enduring customer relationships. We regularly pursue opportunities to further penetrate our core automotive customer base by leveraging our position in the supply chains of our Original Equipment Manufacturer (OEM) customers to extend our services to their suppliers and by cross-selling a wide range of transportation and specialized services to existing customers. For instance, these opportunities occur where we provide sequencing services from our facility to an OEM. Typically, our facility is located within five miles of the OEM’s plant. If the OEM requires its suppliers, which are often hundreds of miles away, to keep inventory near the plant and deliver small quantities of materials or goods several times a day, the suppliers may engage us to perform those services. This cross-selling of services has led to multiple vendor managed inventory contracts with the OEM’s suppliers. We are also targeting and expect to increase delivery of services to Tier I automotive component suppliers and foreign-owned automotive manufacturers operating in North America. We also expect to capitalize on opportunities to cross-sell additional logistics services to existing customers.

•

Continue to expand penetration in other vertical markets. We have provided highly complex value-added logistics services to automotive and other industrial customers for more than 20 years. We have developed standardized, modular systems for material handling processes and have extensive experience in rapid implementation and workforce training. These capabilities and our broad portfolio of logistics services are transferable across vertical markets. In recent years, we have successfully targeted other end-markets where we believe we can leverage the expertise we initially developed in the automotive sector. In addition to automotive, our targeted industries include aerospace, energy, government services, healthcare, industrial retail, consumer goods, and steel and metals. We believe our ability to provide a broad range of services in key markets in the U.S. and internationally provides us with additional growth platforms and cross-selling opportunities.

•	Expand our logistics services capabilities and geographical reach. We intend to continue to expand our portfolio of services in response to customer demands for greater innovation and responsiveness from their logistics providers. We will also continue to pursue high growth sectors within our specialized transportation services, such as expedited ground transportation and international freight forwarding. In addition, we intend to increase penetration of our services into other regions of the United States and in international markets, such as Mexico.

•

Expand our intermodal support services. We intend to continue to grow our intermodal support services by expanding our service offerings, acquiring or renting additional intermodal facilities and expanding our network of intermodal agents. We will evaluate future intermodal facility sites based on regional and international shipping volumes and market saturation. We currently operate 10 full service container yards located in the mid-western and south-western United States and own over 1,600 chassis and containers. Our facilities provide container and chassis inventory systems, full service repair facilities, and overhead lift capabilities. We believe that providing container and chassis management as well as bonded customs services will allow us the opportunity to provide additional services for our customers.

•

Continue to invest in technological advances to meet customer requirements. With continued outsourcing of supply chain activities, customers are requiring greater advances in information technology to support increasingly complex logistics solutions. We intend to continue to improve our proprietary IT system and expand the technology component of our service portfolio through a combination of internally and externally developed software. We believe that these ongoing technology investments will enhance the differentiation of our services relative to competing providers.

•

Draw upon the complementary businesses of Universal and LINC. With the combination of Universal and LINC, we intend to combine the complementary areas of expertise of each company and draw upon the intellectual capital, technical expertise, processes, practices and experience of both companies to provide services to a broader base of customers across the transportation and logistics market. We expect to capitalize on opportunities to cross-sell additional transportation and logistics services to existing customers of the combined companies.

•

Grow our brokerage operations. We encourage our agents to generate shipping contracts above the levels that can be accommodated by our owner-operators and provide the training and management information systems that enable our agents to broker these contracts to third party carriers. We intend to continue to grow this business both organically and through investments in management information systems and strategic acquisitions.

•

Make strategic acquisitions. The transportation and logistics industry is highly fragmented, with hundreds of small and mid-sized competitors that are either specialized in specific vertical markets, specific service offerings, or limited to local and regional coverage. We expect to selectively evaluate and pursue acquisitions that will enhance our service capabilities, expand our geographic network and/or diversify our customer base.

Customers

We provide a comprehensive suite of transportation and logistics services to a wide variety of customers throughout the United States, Mexico and Canada, including a number of Fortune 500 and multi-national companies across a wide range of industries. Our customers are largely concentrated in the automotive, steel, oil and gas, alternative energy, and manufacturing industries geographically located throughout the United States. A significant portion of our revenue also results from our providing capacity to other transportation companies who aggregate loads from a variety of shippers in these and other industries. Many of our customers are large or middle-market corporations engaged in the design, manufacture and sale of higher value-added products that involve long or complex in-bound supply chains or aftermarket distribution networks. We develop and deliver customized, customer-centric supply chain solutions from a broad portfolio of services, creating additional value for customers seeking a single point of contact for logistics solutions. A significant portion of our revenues are derived from the domestic auto industry. During the fiscal years ended December 31, 2012, 2011 and 2010, aggregate sales in the automotive industry totaled 30.7%, 32.5% and 33.2% of revenue, respectively. During 2012, no single customer accounted for more than 10% of our total operating revenues and sales to our top 10 customers totaled 37.6%.

Contract Management

We use a standard, company-wide contract approval process to evaluate, develop and price contracts for new logistics opportunities. This mandatory process includes an evaluation of pricing, financial return and risk assessment before sign off, and is led by our senior management team. Each new major contract opportunity can go through six distinct steps before a customer contract is executed and a new project launched: (1) inquiry, (2) entry into an automated project tracking system, (3) initial project review, (4) executive summary, (5) bid phase, and (6) negotiation and agreement. In our value-added services and transportation businesses, formal management sign-off must be obtained before negotiations are finalized, regardless of contract size.

Our largest customers typically award business at the conclusion of a competitive bidding process. During the bid phase of a prospective new business award, we assess the financial returns and potential risks inherent in a new project, as well as anticipated capital expenditure requirements and fit with our strategic goals. In our transportation services and a portion of our value-added services business, we price services and invoice customers based on levels of activity, which results in variable revenues based on actual demand. In our intermodal business, contracts are transactional in nature, and the resulting revenues are variable based on the level of overall freight hauling activity.

A significant number of our value-added services contracts include a fixed price component that produces a stable revenue stream regardless of the volume of a customer’s supply chain activity. This pricing structure helps maintain the profitability of an operation and mitigates exposure to fixed facility and management costs, even when customer demand is volatile. Consideration is also given to the management of potential exposure to the early termination of a multi-year agreement, where our negotiating objective is to establish some recourse to mitigate exposure to uncompensated costs. In contrast, transportation services contracts primarily stipulate charges based on the number of miles driven to complete freight delivery, but may also include billing for fuel surcharges, loading and unloading activities and related services. Fees charged to customers by our intermodal operations are dictated by the specific mode of transportation chosen to forward or deliver freight on a shipment-by-shipment basis.

Through the life of a contract, we monitor our customers’ operating requirements and demand levels, and we review our revenue generation and operating profitability by operation to ensure that financial results meet the volume and margin targets established over the life of a new program at launch.

Independent Contractor Network

We utilize a network of agents and owner-operators located throughout the United States and in the Canadian provinces of Ontario and Quebec. These agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue they generate.

Agents

A significant portion of the interaction with our shippers is provided by our agents. Approximately 60% of the freight we hauled in 2012 was solicited and controlled by our agents, with the balance generated by company-managed terminals and full service freight forwarding and customs house brokerage offices. Agents accounted for approximately 49% of our total operating revenues, and our top 100 agents in 2012 generated approximately 35% of our annual operating revenues. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

While the agents’ most important function is to generate freight shipments, they also provide valuable terminal and dispatch services for our owner-operators and they can be a source for recruitment of new owner-operators. Our agents use a company-provided software program to list available freight procured by the agents, dispatch owner-operators to haul the freight and provide all administrative information necessary for us to establish the credit arrangements for each shipper. Our agents do not have the authority to execute or fulfill shipping contracts on their own, as all shipping contracts are between one of our operating subsidiaries and the shipper directly, and we generally assume the liability for freight loss or damages.

We believe that our commission schedule, prompt payment practices, industry reputation, financial stability, back-office support and national freight network are attractive to agents. We generally pay our full-service agents a commission of approximately 8% of revenue generated, excluding fuel surcharges. While we have signed agreements with most of our newer agents, we rely on verbal agreements with most of our long-term agents. The loss of any large-volume agent or a significant decrease in volume from one of these agents could have a materially adverse effect on our results of operations.

Owner-Operators

Owner-operators are individuals who own, operate and maintain one or more tractors for which they either provide drivers, or drive themselves. Our owner-operators provide us with approximately 3,370 tractors, which represent 82% of the tractors used in our transportation services business. Owner-operators also may own trailers that they provide to us in addition to their tractor and driving services. Our owner-operators provide approximately 3,100 trailers, which represent approximately 50% of the trailers we use in our business. Owner-operators are responsible for all expenses of owning and operating their equipment, including the wages and benefits paid to any drivers, fuel, physical damage insurance, maintenance, fuel taxes, highway use taxes and debt service.

We believe that our commission schedule, prompt payment practices, financial stability, back-office support and national freight network are attractive to owner-operators. We generally pay our owner-operators 75% of the revenue generated from the freight they haul, if both a tractor and trailer are provided, and pass on 100% of any fuel surcharges we receive and a portion of other accessorial charges to our owner-operators. All owner-operators enter into standard written contracts with one of our operating subsidiaries that can be terminated by either party on short notice.

Pursuant to our arrangements with the owner-operators, we maintain the federal and state licensing required for them to operate a motor coach carrier. We also coordinate insurance coverage for the owner-operators and are primarily liable to the shipper for damaged or lost freight and to third parties for personal injury claims arising out of accidents involving the owner-operators. We also administer the owner-operators’ compliance with safety, vehicle licensing and fuel-tax reporting rules. Each owner-operator must meet our guidelines with respect to matters such as motor vehicle records, or MVR’s, insurance, driving experience and past work history and must pass a federally mandated physical exam. Additionally, our owner-operators and their employees are subject to pre-lease drug and alcohol screening and to subsequent random testing.

Revenue Equipment

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment including company-owned equipment, equipment provided by owner-operators, and leased equipment.

The following table represents our Company-operated fleet and owner-operator pool used to provide transportation services as of December 31, 2012:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	728	3,369	4,097
Yard Tractors	84	—	84
Trailers	3,219	3,089	6,308
Chassis	844	—	844
Containers	800	—	800

Employees

As of December 31, 2012, we employed 2,519 people in the United States, Mexico and Canada. During the year ended December 31, 2012, we also engaged, on average, the full-time equivalency of 2,182 people on a contract basis.

As of December 31, 2012, approximately 714 of our employees were members of unions and subject to collective bargaining agreements of which approximately 10% are subject to contracts that expire in 2013. Certain of our customers require that our employees are union members at specific locations. Currently, we have 10 collective bargaining agreements with three unions, including the United Auto Workers, the International Brotherhood of Teamsters, and the Canadian Auto Workers. Substantially all of our unionized facilities in the United States have a separate agreement with the union that represents workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. In general, we have not experienced a material work stoppage, slow-down or strike, and we believe our relationship with our employees is good. We provide 401(k) retirement savings programs for our workers. Other than a program for 11 Canadian employees, we do not offer any defined benefit pension programs.

Facilities

Our corporate headquarters and administrative offices are located in Warren, Michigan. We own our corporate administrative offices, as well as terminal yards in the following locations: Dearborn, Michigan; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Cleveland, Ohio; Gary, Indiana; Dallas, Texas; South Kearny, New Jersey; Garden City, Georgia; Millwood, West Virginia and Memphis, Tennessee; offices in Tampa, Florida; Houston, Texas and a condominium in Monroeville, Pennsylvania. As of December 31, 2012, we leased 76 operating, terminal and yard, and administrative facilities in various U.S. cities located in 26 states, in Milton, Ontario, and in San Luis Potosí, Mexico. This includes 15 facilities approximately 100,000 square feet or larger at which we deliver value-added services, or which serve as destinations for selected transportation services. We also deliver services inside or linked to 19 facilities provided by customers. To support our asset-light business model, we generally try to coordinate the length of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

Certain of our leased facilities are leased from affiliates controlled by our majority shareholders. These facilities are leased on either a month-to-month basis or extended terms. For more information on these arrangements, see Part II, Item 8: Note 8 to the Consolidated Financial Statements. We believe that the properties we lease from these affiliates are, in the aggregate, leased at market rates and are suitable for their purposes and adequate to meet our needs.

Insurance

We provide group medical and dental insurance benefits to a substantial portion of our employees and we purchase insurance to cover the entire portion of such risks and maintain no deductible under the purchased insurance policies. In view of historical inflation that has affected the cost of group health insurance in the United States, we generally expect such costs to continue to increase in the future, despite recently enacted federal legislation, and we expect to attempt to offset such cost increases through a combination of price increases to our customers and additional cost-sharing with our employees.

We purchase insurance for workers’ compensation claims up to the statutory limits required by the respective states in which we operate, and as required by employment laws in Mexico and Canada. We believe our insurance coverage for such risks is comparable in terms of coverage and amount to other companies in our industry, and the absence of deductibles on our automobile and workers’ compensation insurance policies improves predictability in our costs.

Our customers and federal regulations generally require that we provide insurance for auto liability and general liability claims up to $1.0 million per occurrence. Accordingly, in the United States, we purchase such insurance from a licensed casualty insurance carrier providing a minimum $1.0 million of coverage for individual auto liability and general liability claims. The carrier is a related party. We are self-insured for auto and general liability claims above $1.0 million. A liability is recognized for the estimated cost of all self-insured claims and for claims expected to exceed our policy limit, based on our knowledge of the facts and, in certain cases, opinions of outside counsel, including estimates of incurred but not reported claims based on historical experience. These financial reserves are periodically evaluated and adjusted to reflect estimated exposures related to our open auto liability and general liability claims. In Mexico, our operations and investment in equipment are insured through an internationally recognized third-party insurance underwriter.

Unless required by specific customer contracts, we typically self-insure for the risk of motor cargo liability claims associated with transportation service and for material handling claims resulting from our warehouse-based, value-added services operations. Accordingly, we establish financial reserves for anticipated losses and expenses related to motor cargo liability and material handling claims, and such reserves are periodically evaluated and adjusted to reflect our experience.

To reduce our exposure to non-trucking use liability claims (claims incurred while the vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), we require our owner-operators to maintain non-trucking use liability coverage, which we refer to as deadhead bobtail coverage, of $2.0 million per occurrence.

In brokerage arrangements, our exposure to liability associated with accidents incurred by other third-party carriers, who haul freight on our behalf, is reduced by various factors, including the extent to which the third party providers maintain their own insurance coverage.

Insurance carriers have been raising premiums in recent years, including to transportation and logistics services companies. As a result, our future insurance costs could increase as a result of higher premiums, which could necessitate that we reduce our insurance coverage by assuming additional levels of risk with assumption of policy deductibles when our policies are renewed. We believe the ability of our labor relations group, together with our safety and loss prevention programs, will continue to help us manage our group benefit, casualty insurance, and motor cargo liability and material handling claims costs.

Corporate Services

We oversee most administrative functions related to our operations at our corporate headquarters in Warren, Michigan. The administrative functions undertaken at our corporate headquarters are primarily focused on providing support to our agents and operating subsidiaries, such as creating work instructions for various operations at each facility, supervising strategic planning, accounting, billing and collections functions, contractor settlements, purchasing, coordinating the management information systems used by our various facilities, and performing compliance, licensing, safety and risk management functions. We also provide support to various operating subsidiaries using sophisticated, site-specific material management systems and vehicle tracking systems.

Information Technology

The advanced functionality of our proprietary and third-party information technology platform is a critical component of our broad service offering and exceptional customer service, including our ability to provide real-time responses to quality issues. Our multifaceted software tools and hardware platforms support seamless integration with the IT networks of our customers and vendors via electronic data exchange systems, thereby enhancing our relationships and our ability to effectively communicate with our customers and vendors. Our tools and platforms provide real-time, web-based visibility into the supply chain of our customers.

Our, proprietary Warehouse Management System (WMS) is customized to meet the needs of individual customers. It provides the ability to send our customers an advance shipping notice through a simple, web-based interface that can be used by a broad variety of vendors. Once a product is received at our warehouse, labels are scanned, validated against the original data the vendor entered into the web-based interface, and placed into inventory. An electronic material release instruction from the customer draws the product from the inventory and creates a bill of lading, and a wireless scan of the product into a specific trailer automatically decreases stock level. This enables the company to clearly identify and communicate to the customer any vendor-related problems that may cause delays to the production line.

Our cross-dock and container return management applications automate the cycle of material receipt and empty container return. Vendor material is received at our dock via established transportation “milk runs,” wirelessly scanned at each step of the cross-dock process, and delivered into the customer facility for a “just-in-time” installation. At this point in the workflow, a previously delivered batch of containers (now empty) are recovered, processed and returned to the cross-dock for ultimate return to the original vendor.

Our proprietary and third-party transportation management system allows full operational control and visibility from dispatch to delivery, and from invoicing to receivables collections. For our employee drivers’ the system provides automated dispatch to hand-held devices, satellite tracking for quality control and electronic status broadcasts to customers when requested. Our international and domestic air freight and ocean forwarding services use similar systems with added functionalities for managing air and ocean freight transportation requirements. Regulatory requirements for national security compliance are built into our system. All of the above systems have customer-oriented web interfaces that allow for full shipment tracking and visibility, as well as for customer shipment input. We also provide systems that allow agents to list pending freight shipments and owner-operators with available capacity, and track particular shipments at various points in the shipping route.

The network supporting these tools is built upon multiple layers of redundancy to ensure continuous, uninterrupted freight movement and handling operations. All time-sensitive operations have redundant data circuits, dual servers with data backup, battery backup devices to support all network equipment, and generators to support long-term outages. We believe that these tools improve our services and quality controls, strengthen our relationships with our customers, and enhance our value proposition. We rely on the proper operation of our management information systems. Any significant disruption or failure of these systems could have a materially adverse effect on our operations and financial results.

Competitive Environment

The transportation and logistics service industry is highly competitive and extremely fragmented. We compete based on quality and reliability of service, price, breadth of logistics solution, and IT capabilities. We believe that the companies best positioned to succeed in our industry must be able to provide their customers with integrated supply chain solutions that are international in scope and scale. We compete with asset and non-asset based truckload and less-than-truckload carriers, intermodal transportation, logistics providers and, in some aspects of our business, railroads. We also compete with other motor carriers for owner-operators and agents.

Our customers may choose not to outsource their logistics operations and, rather, to retain or restore such activities as their own, internal operations. In our largest vertical market, the automotive industry, we compete more frequently with a relatively small number of privately-owned firms or with subsidiaries of large public companies. These vendors have the scope and capabilities to provide the breadth of services required by the large and complex supply chains of automotive original equipment manufacturers.

We also encounter competition from regional and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and internet-based freight exchanges. In addition, computer information and consulting firms, which traditionally operated outside of the supply chain management industry, have been expanding the scope of their services to include supply chain related activities. We believe it is becoming increasingly difficult for smaller or regional competitors or providers with a more limited service solutions or information technology offering to compete, which we expect to result in further industry consolidation.

Government Regulation

Our operations are regulated and licensed by various U.S. federal and state agencies, as well as comparable agencies in Mexico and Canada. Interstate motor carrier operations are subject to the broad regulatory powers and safety and insurance requirements prescribed by the Federal Motor Carrier Safety Administration (FMCSA), which is an agency of the U.S. Department of Transportation (DOT). Such matters as weight and equipment dimensions also are subject to United States federal and state regulation. We operate in the United States throughout the regions we serve under operating authority granted by the DOT. We are also subject to regulations relating to testing and specifications of transportation equipment and product handling requirements. In addition, our drivers and owner-operators must have a commercial driver’s license and comply with safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing.

In December 2011, the FMCSA published new final hours-of-service (HOS) rules, which they believe comply with a court-imposed settlement agreement, allowing commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hour workday and mandate at least 10 consecutive off-duty hours between workdays. The rules also allow drivers to continue to restart their calculations of weekly on-duty time limits after having at least 34 consecutive hours off-duty. The rules include changes to the definition of “on-duty” time in a parked vehicle and a second set of changes going into effect in July 2013 include (1) requiring a driver to take a 30 minute “off-duty” break within the first eight hours of driving and (2) limits a driver “restart” to once a week. Advocacy groups continue to challenge HOS regulations. The Company believes the FMCSA also still favors a 10-hour driving limit, which would yield a loss of 1-hour of service from current standards.

In December 2010, the FMCSA also initiated its Compliance Safety Accountability (CSA) initiative (formerly Comprehensive Safety Analysis 2010). The CSA system fundamentally changes the safety evaluation process for all motor carriers and includes a scope of enforcement to the driver level to make driver safety performance history more transparent to law enforcement and motor carriers.

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

Our international operations, which include facilities in Mexico and Canada and transportation shipments managed by our specialized service operations, are impacted by a wide variety of U.S. government regulations and applicable international treaties. These include regulations of the U.S. Department of State, U.S. Department of Commerce, and the U.S. Department of Treasury. Regulations cover specific commodities, destinations and end-users. A certain portion of our specialized services operations is engaged in the arrangement of imported and exported freight. As such, we are subject to U.S. Customs regulations that include significant notice and registration requirements. In various Canadian provinces, we operate transportation services under authority granted by the Ministries of Transportation and Communications.

Transportation-related regulations are greatly affected by U.S. national security legislation and related regulations. We believe we are in substantial compliance with applicable material regulations and that the costs of regulatory compliance are an ordinary operating cost of our business.

Environmental

We are subject to various environmental laws and regulations applicable to the transportation industry and to operators of large facilities. Our operations can be subject to the risk of fuel spillage and any resultant environmental damage. If we are involved in a fuel spill or other accident involving hazardous substances or if we have been in violation of any such laws and regulations, we could be subject to substantial fines or penalties and to criminal and civil liability. We maintain applicable licenses required to transport and hold certain hazardous materials in the course of providing transportation services for our customers’ commodities.

Environmental laws and regulations, including those concerning the discharge of pollutants into the air and water, the handling, transport and disposal of, or exposure to, hazardous materials and wastes, the investigation and remediation of property contamination, and other aspects of environmental protection, are in effect wherever we operate and subject to frequent reinterpretation. As a low-level waste emitter, our current operations do not involve material costs to comply with such laws and regulations, and they have not given rise to, nor are they expected to give rise to, material liabilities under these laws and regulations for investigation or remediation of contamination.

Claims for environmental liabilities arising out of property contamination have been asserted against us and our predecessors from time to time. These claims have not resulted in a material liability to us. However, additional environmental claims, including those relating to any of our former operations, could arise and result in significant losses.

The transportation industry is one of the largest sources of “greenhouse gas” emissions. National and international laws and initiatives to reduce and mitigate the asserted effects of such emissions could significantly impact transportation modes and the economics of the transportation industry. Absent mitigating technologies or government policies, future environmental laws in this area could adversely affect our operating costs, business practices, and results of operations.

In August 2005, UTS Realty, LLC (Realty), a wholly-owned subsidiary of Universal, purchased a container storage facility in Cleveland, Ohio. In connection with the acquisition of the property, Realty received indemnity from the seller from any and all claims which Realty may incur as a direct consequence of any environmental condition of which the seller had actual knowledge as of the date of the acquisition of the property.

Seasonality

Our results of operations are subject to seasonal trends common to the transportation industry. Our results of operations in the first fiscal quarter of each year are typically lower than the other quarters, principally because some shippers reduce their shipments and the productivity of our drivers and owner-operators generally decreases during the winter season because inclement weather impedes operations. Additionally, we will experience modest fluctuations in July and December when our North American automotive customers traditionally shut down vehicle production for one or more weeks and due to fewer workdays resulting from holidays.

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

ITEM 1A: RISK FACTORS

We rely extensively on owner-operators to provide transportation services to our customers. Continued reliance on owner-operators, as well as reductions in our pool of available driver candidates, could limit our growth.

The transportation services that we provide are frequently carried out by owner-operators who are generally responsible for paying for their own equipment, fuel and other operating costs. In addition, our owner-operators provide a substantial portion of the tractors used in our business. Owner-operators make up a relatively small portion of the pool of all truck drivers. Thus, continued reliance primarily on owner-operators could limit our ability to grow. In addition, the following factors recently have combined to create a difficult operating environment for owner-operators:

•	increases in the prices of new and used tractors;

•	a tightening of financing sources available to owner-operators for the acquisition of equipment;

•	high fuel prices;

•	increases in insurance costs; and

•	effects of some states and trade unions to classify owner-operators as employees.

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

In the event that the current operating environment for owner-operators worsens, we could adjust our owner-operator compensation package or, alternatively, acquire more of our own revenue equipment and seat it with employee drivers in order to maintain or increase the size of our fleet. The adoption of either of these measures could materially and adversely affect our financial condition and results of operations. If we are required to increase the compensation of owner-operators, our results of operations would be adversely affected to the extent increased expenses are not offset by higher freight rates. If we elect to purchase more of our own tractors and hire additional employee drivers, our capital expenditures would increase, we would incur additional employee benefits costs, depreciation, interest, and/or equipment rental expenses. The financial return on our assets would decline and we would be exposed to the risks associated with implementing a different business model.

We rely heavily upon our agents to develop customer relationships and to locate freight, and the loss of any agent or agents responsible for a significant portion of our revenue could adversely affect our revenue and results of operations.

We rely heavily upon our agents to market our transportation services, to act as intermediaries with customers and to recruit owner-operators. Although we employ a small field management staff that maintains direct relationships with some of our larger, national customers and is responsible for supporting, coordinating and supervising our agent’s activities, the primary relationship with our customers generally is with our agents and not directly with us. We rely on verbal agreements with many of our agents and these verbal agreements do not obligate our agents to provide us with a specific amount of service or to refer freight exclusively to us. Our reliance on verbal agreements may increase the likelihood that we or our agents have a disagreement or a misunderstanding of our and their respective rights and obligations. In addition, in the event of a dispute with one of our agents not under contract, we may not be able to verify the terms of the agreement.

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

We rely on subcontractors or suppliers to perform their contractual obligations.

Some of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of their work or to customer concerns about a subcontractor. Failure by our subcontractors to perform the agreed-upon services or to provide on a timely basis the agreed-upon supplies may materially and adversely impact our ability to perform our obligations. A delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs, which could materially and adversely affect our financial condition and results of operations.

We self-insure for a significant portion of our potential liability for auto liability, workers’ compensation and general liability claims. One or more significant claims, our failure to adequately reserve for such claims, or the cost of maintaining our insurance, could have a materially adverse impact on our financial condition and results of operations.

We maintain workers compensation and general liability insurance with licensed insurance carriers. We also maintain auto liability insurance up to a limit of $1,000,000 per occurrence. We are self-insured for all claims in excess of these limits and for all cargo, material handling and equipment damage claims.

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

We expect our insurance and claims expense will continue to increase over historical levels, even if we do not experience an increase in the number of insurance claims. Insurance carriers have significantly raised premiums for many businesses, including trucking companies. If we decide to increase our insurance coverage in the future, our costs would be expected to further increase. A significant increase in insurance costs could materially and adversely affect our financial condition and results of operations.

Our current or future levels of indebtedness and our debt service obligations could harm our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

On August 30, 2012, we entered into a new secured credit agreement in connection with the merger with LINC which allows borrowings totaling up to $220.0 million. As a result of the merger, we are leveraged and have significant debt service obligations. Our expected level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of such indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents that will be governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

Our debt could have other important consequences, which include, but are not limited to, the following:

•	a substantial portion of our cash flow from operations could be required to pay principal and interest on our debt;

•	our interest expense could increase if interest rates increase because the loans under our credit agreement would generally bear interest at floating rates;

•

our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the commercial real estate services industry;

•

our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of our assets; and

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund strategic acquisitions, investments, joint ventures and other general corporate requirements.

We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to seek to refinance all or part of our then existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee that we will be able to do and which, if accomplished, may adversely affect us.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.

Our business is dependent upon a number of general economic and business factors that may have a materially adverse effect on our results of operations. Many of these are beyond our control, including new equipment prices and used equipment values, interest rates, fuel taxes, tolls, and license and registration fees, all of which could increase the costs borne by our owner-operators, and capacity levels in the trucking industry, particularly in the industry segments and geographic regions in which we operate.

We also are affected by recessionary economic cycles, changes in inventory levels, and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers, such as automotive, steel and other metals, building materials and machinery. Economic conditions may adversely affect our customers, their need for our services, or their ability to pay for our services. Adverse changes in any of these factors could have a materially adverse effect on our business and results of operations.

We operate in the highly competitive and fragmented transportation and logistics industry, and our business may suffer if we are unable to adequately address factors that may adversely affect our revenue and costs relative to our competitors.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•

we compete with many other truckload carriers and logistics companies of varying sizes, some of which have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do;

•

some of our competitors periodically reduce their rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase rates, maintain our operating margins or maintain significant growth in our business;

•	many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, and in some instances we may not be selected;

•

some companies hire lead logistics providers to manage their logistics operations, and these lead logistics providers may hire logistics providers on a non-neutral basis which may reduce the number of business opportunities available to us;

•

many customers periodically accept bids from multiple carriers and providers for their shipping and logistic service needs, and this process may result in the loss of some of our business to competitors and/or price reductions;

•

the trend toward consolidation in the trucking and third-party logistics industries may create other large providers with greater financial resources and other competitive advantages relating to their size and with whom we may have difficulty competing;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher rates to cover the cost of these investments;

•	competition from Internet-based and other brokerage companies may adversely affect our relationships with our customers and freight rates;

•	economies of scale that may be passed on to smaller providers by procurement aggregation providers may improve the ability of smaller providers to compete with us;

•	some areas of our service coverage requires trucks with engines no older than 2010 in order to comply with environmental rules; and

•	an inability to continue to access capital markets to finance equipment acquisition could put us at a competitive disadvantage.

Any decrease in demand for outsourced services in the industries we serve could reduce our revenue and seriously harm our business.

Our growth strategy is partially based on the assumption that the trend towards outsourcing logistics services will continue despite potentially adverse economic trends affecting our customers. Declines in sales volumes in the industries we serve may lead to a declining demand for logistics services.

Production volumes of our customers are sensitive to consumer demand as well as employee and labor relations. Declines in sales volumes, or the expectation of declines, could result in production cutbacks and unplanned plant shutdowns. Likewise, potential customers may see a risk, based on labor relations issues or other factors, in relying on third-party logistics service providers or may define these activities as their own core competencies and may seek means to deploy excess labor or other resources, and hence may prefer to perform logistics operations themselves. We therefore cannot assure you that the market for logistics services will not decline or will grow as we expect.

Other developments may also lead to a decline in the demand for our services by our customers. For example, consolidation or acquisitions, particularly involving our customers, may decrease the potential number of buyers of our services. Similarly, the relocation or expansion of our customers’ production operations in locations where we do not have an established presence, or where our competitive position is not as strong, may adversely affect our business, even if production increases worldwide, if we are not able to effectively service these customers in such locations. Any significant reduction in or the elimination of the use of the services we provide would result in reduced revenue and harm our business.

Many of our customers experience rapid changes in their prospects, substantial price competition and pressure on their profitability. Although such pressures can encourage outsourcing as a cost-reduction measure, they may also result in increasing pressure on us from our customers to lower our prices, which could negatively affect our business, results of operations, financial condition and cash flows.

Our profitability could be negatively impacted by downward pricing pressure from certain of our customers.

Given the nature of our services and the competitive environment in which we operate, our largest customers exert downward pricing pressure and often require modifications to our standard commercial terms. Due to their size and market concentration, some of our customers utilize competitive bidding procedures involving bids from a number of competitors or otherwise exert pressure on our prices and margins. Likewise, such customers’ increased bargaining power could have a negative effect on the non-monetary terms of our customer contracts, for example, in relation to the allocation of risk or the terms of payment. While we believe our ongoing cost reduction initiatives have helped mitigate the effect of price reduction pressures from our customers, there is no assurance that we will be able to maintain or improve our current levels of profitability.

Fluctuations in the price or availability of fuel and our ability to collect fuel surcharges may affect our ability to retain or recruit owner-operators.

Our owner-operators bear the costs of operating their tractors, including the cost of fuel and fuel taxes. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. For example, average weekly diesel fuel prices ranged from $3.92 per gallon to $4.15 per gallon in the fourth quarter of 2012, compared with $3.72 per gallon to $4.01 per gallon in the fourth quarter of 2011. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. These arrangements will not fully protect our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. Our owner-operators also may seek higher compensation from us in the form of higher commissions, which could have a materially adverse effect on our results of operations. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our business and results of operations.

We may not be able to successfully execute our acquisition strategy, which could cause our business and future growth prospects to suffer.

One component of our growth strategy is to pursue strategic acquisitions of transportation companies and third-party providers of logistic services that meet our acquisition criteria. Our growth plans are highly dependent upon being able to make strategic acquisitions. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable. In pursuing acquisitions, we compete with other companies, many of which may have greater resources than we do. If we are unable to secure sufficient funding for potential acquisitions, we may not be able to complete strategic acquisitions that we otherwise find desirable. Further, if we succeed in consummating strategic acquisitions, our business, financial condition and results of operations may be negatively affected because:

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

•	acquisitions could disrupt our ongoing business, distract our management and divert our resources;

•	we may experience difficulties operating in markets in which we have had no or only limited direct experience;

•	we may lose the customers, key employees, agents and owner-operators of the acquired company;

•	we may finance future acquisitions by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our shareholders;

•	we may incur additional debt related to future acquisitions; or

•	we may acquire companies that derive a portion of their revenues from asset-based operations and experience unforeseen difficulties in integrating this business model.

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

In December 2011, the FMCSA published new final hours-of-service (HOS) rules, which they believe comply with a court imposed settlement agreement, allowing commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hour workday and mandate at least 10 consecutive off-duty hours between workdays. The rule also allows drivers to continue to restart their calculations of weekly on-duty time limits after having at least

34 consecutive hours off-duty. We believe the FMCSA still favors a 10-hour driving limit, which would yield a loss of 1-hour of service from current standards, but they currently have insufficient research data to support such a change.

In December 2010, the FMCSA also initiated its Compliance Safety Accountability (CSA) initiative (formerly Comprehensive Safety Analysis 2010). The CSA system fundamentally changes the safety evaluation process for all motor carriers and includes a scope of enforcement to the driver/owner-operator level to make safety performance history more transparent to law enforcement and motor carriers. We believe the intent is to improve regulatory oversight of motor carriers and drivers.

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

Our operations involve the risks of fuel spillage and environmental damage, among others, and we are subject to various environmental laws and regulations. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, we could be subject to substantial fines or penalties and to criminal and civil liability, which could have a materially adverse effect on our business and operating results. In addition, claims for environmental liabilities arising out of property contamination have been asserted against us from time to time. Such claims, in some instances, have been associated with businesses related to entities or facilities we acquired and have been based on conduct that occurred prior to our acquisition of those entities or facilities. While none of the claims identified to date have resulted in a material liability to us, additional environmental liabilities relating to any of our former operations or any entities or facilities we have acquired could be identified and give rise to claims against us involving significant losses. In addition, compliance with current and future environmental laws and regulations, such as those relating to carbon emissions and the effects of global warming, can be expected to have a significant impact on our transportation services and could adversely affect our business and results of operations.

A determination by regulators that our agents and owner-operators are employees could expose us to various liabilities and additional costs.

From time to time, tax and other regulatory authorities have sought to assert that independent contractors in the transportation services industry, such as our agents and owner-operators, are employees rather than independent contractors. There can be no assurance that these interpretations and tax laws that consider these persons independent contractors will not change or that these authorities will not successfully assert this position. If our agents or owner-operators are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. Our business model relies on the fact that our agents and owner-operators are not deemed to be our employees, and exposure to any of the above increased costs would have a materially adverse effect on our business and operating results.

Our business may be disrupted by natural disasters causing supply chain disruptions.

Natural disasters such as earthquakes, tsunamis, hurricanes, tornadoes, floods or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations or the operations of our customers and could damage or destroy infrastructure necessary to transport products as part of the supply chain. These events could make it difficult or impossible for us to provide logistics and transportation services, disrupt or prevent our ability to perform functions at the corporate level, and/or otherwise impede our ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event, which could adversely affect our business and results of operations.

We are dependent on access to transportation networks.

We do not maintain all of our own transportation networks, and we rely on other third-party transportation service providers for some of our logistics services. Access to competitive transportation networks is important to logistics companies such as ourselves. We cannot assure you that we will always be able to ensure access to preferred third-party networks or that these networks will continue to meet our needs and allow us to remain competitive, in particular as compared with our large competitors with their own affiliated networks. If we are unable to ensure sufficient access to the most competitive domestic and international networks on a long-term basis, this could have a material adverse effect on our business and net sales, and the related operating results and operating cash flows.

Our business may be harmed by terrorist attacks, future war or anti-terrorism measures.

In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Such measures may have costs associated with them, which we or our owner-operators could be forced to bear, or may otherwise reduce the productivity of our owner-operators. For example, security measures imposed at bridges, tunnels, border crossings and other points on key trucking routes may cause delays and increase the non-driving time of our owner-operators, which could have a materially adverse effect on our operating results. Our international operations in Mexico and Canada may be affected significantly if there are any disruptions or closures of border traffic due to security measures. In addition, war, risk of war or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

Our ability to grow may be affected if shippers refuse to use our services because we operate a portion of our business through agents and owner-operators.

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

Our intermodal business could be adversely affected by a decrease in the volume of international shipments.

A portion of our business comes from the intermodal segment of the transportation market, and we believe that by expanding our intermodal support services we have a substantial opportunity to grow our business. A decrease in intermodal transportation services resulting from general economic conditions or other factors such as work stoppages, price competition from other modes of transportation, or a disruption in steamship or rail service could have an adverse effect on these growth opportunities and have a materially adverse effect on our business.

Seasonality and the impact of weather can affect our operations.

The productivity of our owner-operators generally decreases during the winter season and, in certain states during hurricane season, because some shippers reduce their shipments and inclement weather impedes operations. At the same time, our operating expenses generally increase because harsh weather creates higher accident frequency and increased claims.

Our operations in Mexico and Canada make us vulnerable to risks associated with doing business in foreign countries.

As a result of our existing operations in Mexico and Canada, an increasing portion of our revenue and expenses are expected to be denominated in currencies other than U.S. dollars. International operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic and political conditions;

•	foreign exchange rate fluctuations and currency controls;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements; and

•	export and import restrictions.

Expanding our business in Mexico and Canada, and developing business relationships with manufacturers in such jurisdictions are important strategic elements. As a result, exposure to the risks described above may be greater in the future. The likelihood of such risks and their potential effect on us may vary from country to country and are unpredictable. However, any such occurrences could materially and adversely affect our financial condition and results of operations.

We may be subject to additional impairment charges due to further declines in the fair value of our equity securities.

We hold equity securities as short term investments. Holding equity securities subjects us to fluctuations in the market value of our investment portfolio based on current market prices. Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge is included in the determination of net income. During 2009, we recorded pre-tax other-than-temporary impairment charges of $1.3 million for marketable equity securities classified as available-for-sale. There have been no such charges since 2009. However, we may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

We may be required to write down goodwill and other intangible assets, causing our financial condition and results to be negatively impacted.

When we acquire a business, a portion of the purchase price may be allocated to goodwill and other identifiable intangible assets. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. At December 31, 2012, our goodwill and other identifiable intangible assets were approximately $25.1 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. Annually we annually test goodwill for impairment during the third fiscal quarter of each year. As a result of our impairment analysis, we have concluded that no impairment charge was necessary for the year ended

December 31, 2012. However, we cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our financial results.

Any disputes that arise between us and CenTra, an entity controlled by our majority shareholders, with respect to our past and ongoing relationships could harm our business operations.

Disputes may arise between CenTra, an entity controlled by our majority shareholders, and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from CenTra;

•	employee retention and recruiting;

•	the nature, quality and pricing of transitional services CenTra has agreed to provide us; and

•	business opportunities that may be attractive to both CenTra and us.

We may not be able to resolve any potential conflicts and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. The agreements we have entered into with CenTra and with other affiliates controlled by our majority shareholders may be amended upon agreement between the parties.

Our revenue is somewhat dependent on North American automotive industry production volume, and may be negatively affected by future downturns in North American automobile production.

A significant portion of our customers are concentrated in the North American automotive industry. For the fiscal year ended December 31, 2012, 31% of our operating revenues were derived from customers in the North American automotive industry. Our business and growth largely depend on continued demand for its services from customers in this industry.

The global economic crisis that began in 2008 resulted in delayed and reduced purchases of automobiles. According to CSM Worldwide, light vehicle production in North America during 2009 decreased by 32% compared to 2008. As a result of plant closings and the general downturn in North American automobile production, the revenue we derive from customers in the North American automotive industry decreased from $303.4 million for the year ended December 31, 2007, to $168.5 million for the year ended December 31, 2009, a decline of more than 44%. Throughout the period 2008 to 2009, we experienced significant variability in our revenues from automotive industry customers, as General Motors and Chrysler restructured through bankruptcies, and other North American manufacturers re-scaled their operations to adjust to changing market demands.

These unprecedented conditions negatively impacted revenues in 2008 and 2009. Any future downturns in North American automobile production, which also impacts our steel and metals customers, may similarly affect revenues in future periods.

Our business derives a large portion of revenue from a few major customers, and the loss of any one or more of them as customers, or a reduction in their operations, could have a material adverse effect on our business.

A large portion of our revenue is generated from a limited number of major customers concentrated in the automotive, steel and metals, and energy industries. Our top 10 customers accounted for approximately 37.6% of our operating revenues for the year ended December 31, 2012. Our contracts with customers generally contain cancellation clauses, and there can be no assurance that these customers will continue to utilize our services or that they will continue at the same levels. Further, there can be no assurance that these customers will not be further affected by a future downturn in demand, which would result in a reduction in their operations and corresponding need for our services. Moreover, our customers may individually lose market share, apart from general economic trends. If our major customers lose U.S. market share they may have less need for services. A reduction in or termination of services by one or more of its major customers could have a material adverse effect on its business and results of operations.

Customer manufacturing plant closures could have a material effect on our performance.

We derive a substantial portion of our revenue from the operation and management of operating facilities, which are often located adjacent to a customer’s manufacturing plant and are directly integrated into the customer’s production line process. We may experience significant revenue loss and shut-down costs, including costs related to early termination of leases, causing our business to suffer if customers closed their plants or significantly modified their capacity or supply chains at a plant that we service.

In 2008 and 2009, we discontinued and closed operations at five locations in response to our customers closing their related manufacturing plants and recorded aggregate net shut-down charges of $4.8 million as a result of those closings. In December 2011, seven months after launching five new freight consolidation centers in Europe for the European subsidiary of a Tier I automotive supplier, we discontinued and closed the centers and recorded net shut-down charges of $0.9 million as a result of these closings. Our action was the result of lower-than-anticipated volumes through our customer’s European supply chain and the subsequent decision by our customer’s European subsidiary to substantially alter their overall approach to freight transportation. Although we do not currently operate any facilities linked to other announced plant closures, there can be no assurance that it will not be impacted by any future announcements of plant closures.

If our customers are able to reduce their total cost structure regarding their employees that provide internal logistics and transportation services, our business and results of operations may be harmed.

A major driver for customers to use third-party logistics providers instead of their own personnel is their inherent high cost of labor. Third-party logistics service providers such as us are generally able to provide such services more efficiently than otherwise could be provided “in-house” primarily as a result of our lower and more flexible employee cost structure. Historically, this has been the case in the U.S. automotive industry. If, however, the U.S. automotive industry, which has received concessions from the United Auto Worker and other unions, or any other industry we serve, is able to renegotiate the terms of its labor contracts or otherwise reduce its total cost structure regarding its employees, or if it has to make concessions as a result of pressure from the unions with which it deals, we may not be able to provide our customers with an attractive alternative for their logistics needs and our business and results of operations may be harmed.

We face a variety of risks relating to its material handling services.

For certain value-added material handling services, we lease warehouses and distribution facilities on a long-term basis. In one situation, we also assumed employment arrangements from a customer. Such actions may require substantial investments in property, plant and equipment, personnel and management capacity. If we acquire or take over existing facilities of a customer or a competing provider, we may in some jurisdictions assume by operation of law all rights and obligations arising under the existing employment relationships between our customer or the competing provider and the employees employed at such facilities. This may result in additional costs and obligations to be incurred by us, such as wages and employee benefits, which may include severance or other employment-related obligations.

We commit facilities, labor and equipment on the basis of projections of future demand, and our projections may prove inaccurate as a result of changes to economic conditions or a decision by our customers to terminate or not to renew their contracts with us. We generally strive to minimize these risks for its dedicated warehouses and other assets by negotiating coterminous lease agreements, which have the same duration as that of the assets deployed to service the contract. Where we take assignment of existing employment relationships, we typically seek indemnities for employee service liabilities from the previous employer. Our revenue, cash flows and results of operations may be adversely affected if we are unable to secure terms coterminous with our customer commitments or to be indemnified for employee service liabilities. This could result in an impairment of assets and adversely affect our cash flow.

Under some of our third-party logistics agreements, we have agreed to reduce our prices over time in accordance with anticipated cost savings and efficiency improvements. If we are compelled to perform our contractual obligations on unfavorable terms (including when such anticipated cost savings and improvements are not realized), our results of operations could be adversely affected.

Our customers may terminate contracts before completion or choose not to renew contracts, which could adversely affect our business and reduce our revenue.

The terms of our customer contracts, particularly for value-added services, often range up to five years. Many of our customer contracts may be terminated by such customers with or without cause, with one to six months’ notice and in most cases without significant penalty. The termination of a substantial percentage of these contracts could adversely affect our business and reduce our revenue. Failure to meet contractual or performance requirements could result in cancellation or non-renewal of a contract. In addition, a contract termination or significant reduction in work assigned to us by a major customer could cause us to experience a higher than expected number of unassigned employees or other underutilized resources, which would reduce our operating margin until we are able to reduce or reallocate headcount or other overcapacity. We may not be able to replace any customer that elects to terminate or not renew its contract, which would adversely affect our business and revenues.

Our business is highly dependent on dynamic information technology.

The provision and application of information technology is an important competitive factor in the logistics industry. Among other things, our information systems must frequently interact with those of our customers and transportation providers. Our future success will depend on our ability to employ logistics software that meets industry standards and customer demands. Although there are redundancy systems and procedures in place, the failure of the hardware or software that supports our information technology systems could significantly disrupt client workflows and cause economic losses for which we could be held liable and which would damage our reputation.

We expect customers to continue to demand more sophisticated and fully integrated information technology systems from their logistics providers, which are compatible with their own information technology environment. In addition, our competitors may have or develop information technology systems that permit them to be more cost effective and otherwise better situated to meet customer demands than we are able to develop. Larger competitors may be able to develop or license information technology systems more cost effectively than we can by spreading the cost across a larger customer base, and competitors with greater financial resources may be able to develop or purchase information technology systems that we cannot afford. If we fail to meet the demands of our customers or protect against disruptions of both our and our customers’ operations, we may lose customers, which could seriously harm our business and adversely affect our operating results and operating cash flow.

We license a variety of software that is used in our information technology system. As a result, the success and functionality of our information technology is dependent upon our ability to continue to license the software platforms upon which it is built. There can be no assurances that we will be able to maintain these licenses or replace the functionality provided by this software on commercially reasonable terms or at all.

Additionally, while we are not aware of any pending infringement matters and we believe that we have all necessary licenses to implement our system, we could be subject to claims of infringement in the future. The failure to maintain these licenses or any significant delay in the replacement of, or interference in, our use of this software or any claims of infringement, even those without merit, could have a material adverse effect on our business, financial condition and results of operations.

A significant labor dispute involving us or one or more of our customers, or that could otherwise affect our operations, could reduce our revenues and harm our profitability.

A substantial number of our employees and of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Each of our unionized facilities has a separate agreement with the union that represents the workers at only that facility. Labor disputes involving either us or our customers could affect our operations. If the UAW and our automotive customers and their suppliers are unable to negotiate new contracts and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability. As of December 31, 2012, 714 of our 2,519 employees are subject to collective bargaining agreements, including 68 which are subject to contracts that expire in 2013.

In addition, strikes, work stoppages and slowdowns by our employees may affect our ability to meet our customers’ needs, and customers may do more business with competitors if they believe that such actions may adversely affect our ability to provide service. We may face permanent loss of customers if we are unable to provide uninterrupted service. The terms of our future collective bargaining agreements also may affect our competitive position and results of operations.

If we are unable to enter new business industries or segments successfully, our future growth prospects could suffer.

Our growth strategy requires us to enter into geographic or business markets in which we have little or no prior experience. In addition to the risks inherent in entering new markets or lines of business, our success in entering such new markets or businesses may be dependent on our ability to create new and appropriate business models. There can be no assurance that we will be able to develop successful business models that can adapt to new lines of businesses in which we have little or no experience.

Product recalls or isolated product liability claims may negatively impact our business, financial condition, results of operations and cash flows.

Recalls may result in decreased production levels due to (i) the manufacturer focusing its efforts on addressing the problems underlying the recall, as opposed to generating new sales volume, and (ii) consumers’ electing not to purchase automobiles manufactured by manufacturers initiating the recall, or by automotive companies in general, while such recalls persist. Any reductions in the production volumes of our customers could have a material adverse impact on our business, financial condition and results of operations.

We provide sub-assembly services for certain customers in the United States and Mexico. In the ordinary course of operations, we manage charge-backs for non-conforming goods or service failure claims. To the extent that product recalls or isolated product liability claims are caused by or involve components we have sub-assembled, we may be subject to risk of loss or other damage claims in connection with such sub-assembly services. We are not involved in the design, development or specification of any components. Our customers purchase all components and also specify sub-assembly processes and related equipment. We do warrant that items assembled by us will be fit and sufficient for the particular purpose intended by our customer and will, in particular, achieve specific testing, assembly and data capture criteria established by our customer for the sub-assembly process, based on detailed interim and final testing. If we do not expressly modify or exclude language appearing in the general terms and conditions attached to its major customers’ purchase orders, such losses or claims could have a material adverse impact on our business, financial condition, results of operations and cash flows.

ITEM 1B: UNRESOLVED SECURITIES & EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan. We own our corporate administrative offices, as well as terminal yards in the following locations: Dearborn, Michigan; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Cleveland, Ohio; Gary, Indiana; Dallas, Texas; South Kearny, New Jersey; Garden City, Georgia; Millwood, West Virginia and Memphis, Tennessee; offices in Tampa, Florida; Houston, Texas and a condominium in Monroeville, Pennsylvania. Our properties are subject to a mortgage granted to Comerica Bank, as agent for our senior lenders.

As of December 31, 2012, we also leased 76 operating, terminal and yard, and administrative facilities in various U.S. cities located in 26 states, in Milton, Ontario, and in San Luis Potosí, Mexico. This includes 15 facilities approximately 100,000 square feet or larger at which we deliver value-added services, or which serve as destinations for selected transportation services. We also deliver services inside or linked to 19 facilities provided by customers. Certain of our leased facilities are leased from entities controlled by our majority shareholders. These facilities are leased on either a month-to-month basis or extended terms. We believe that the properties we lease from these affiliates are, in the aggregate, leased at market rates and are suitable for their purposes and adequate to meet our needs.

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

	2012		2011
Fiscal Period	High	Low	High	Low
First Quarter	$19.08	$14.19	$17.42	$14.67
Second Quarter	$15.95	$12.70	$17.32	$14.03
Third Quarter	$16.57	$12.46	$17.05	$11.75
Fourth Quarter	$18.40	$14.46	$18.23	$11.82

The reported last sale price per share of the Common Stock as quoted through the NASDAQ Global Select Market on March 4, 2013 was $19.35 per share. As of such date we had 30,053,912 shares outstanding. The number of shareholders of record on March 4, 2013, was 11; however, we estimate that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

Historically, we have not paid regular dividends, and no dividends or distributions on our common stock were paid during 2007, 2008 or 2010. However, on February 25, 2009, September 6, 2011 and again on March 16, 2012 the Board of Directors declared special cash dividends of $1.00 per common share. We currently intend to retain any future earnings to finance the growth, development and expansion of our business and currently do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

Limitations on our ability to pay dividends are described under the section captioned “Liquidity and Capital Resources—Revolving Credit and Term Loan Agreement” in Item 7 of this Form 10-K.

Equity Compensation Plan Information

We maintain one stock incentive plan, the 2004 Stock Incentive Plan (the Plan). The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. For more information on the Plan, see Item 8: Note 13 to the Consolidated Financial Statements. The following table presents information related to securities authorized for issuance under this plan at December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	142,511	$—	316,880
Equity compensation plans not approved by security holders	—	$—	—

Total	142,511		316,880

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 6, 2007, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market. No specific expiration date has been assigned to the authorization.

There were no purchases of our equity securities by or on behalf of us or any affiliated purchaser within the fourth quarter of 2012.

Performance Graph

The graph below compares the cumulative 5-Year total return of holders of Universal Truckload Services, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2007 to 12/31/2012.

	12/07	12/08	12/09	12/10	12/11	12/12
Universal Truckload Services, Inc.	100.00	73.90	102.24	89.92	110.76	118.61
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Transportation	100.00	72.93	72.29	91.64	79.89	95.85

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented. In October 2012, Universal acquired LINC Logistics Company (LINC). Universal and LINC were under common control, and as such, the financial statements of Universal have been retrospectively revised to reflect the accounts of LINC as if they had been consolidated for all previous periods. The selected historical balance sheet data at December 31, 2012 and 2011 and the selected historical statement of income data for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements. The selected historical balance sheet data at December 31, 2010, 2009 and 2008 and the selected historical statement of income data for the years ended December 31, 2009 and 2008 have been combined for Universal and LINC, and derived from Universal’s audited consolidated financial statements and LINC’s audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The following financial and operating data may not be indicative of our future performance.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$1,037,006	$990,672	$851,868	$681,653	$1,007,268
Operating expenses:
Purchased transportation and equipment rent	592,493	581,980	498,296	397,296	622,183
Direct personnel and related benefits	163,069	145,841	122,502	95,373	134,722
Commission expense	42,157	42,593	39,457	34,744	48,164
Operating expenses (exclusive of items shown separately)	71,117	66,313	53,703	40,216	53,602
Occupancy expense	19,275	18,438	16,688	22,872	29,248
Selling, general, and administrative	41,159	29,865	30,463	26,640	30,794
Insurance and claims	20,342	21,843	20,768	20,452	30,441
Depreciation and amortization	18,237	17,731	17,539	17,307	17,070

Total operating expenses	967,849	924,604	799,416	654,900	966,224

Income from operations	69,157	66,068	52,452	26,753	41,044
Interest income	241	83	199	207	522
Interest expense	(4,224)	(2,241)	(1,593)	(1,826)	(2,581)
Other non-operating income (loss)	2,778	1,743	5,937	(846)	(2,399)

Income before provision for income taxes	67,952	65,653	56,995	24,288	36,586
Provision for income taxes	20,264	14,207	11,286	4,459	10,781

Net income	$47,688	$51,446	$45,709	$19,829	$25,805

Earnings per common share:
Basic	$1.59	$1.71	$1.50	$0.65	$0.84
Diluted	$1.59	$1.71	$1.50	$0.65	$0.84
Weighted average number of common shares outstanding:
Basic	30,032	30,121	30,445	30,509	30,600
Diluted	30,036	30,121	30,445	30,509	30,604
Pre-merger dividends paid per common share	$1.00	$1.00	$—	$1.00	$—

	Years ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share information, operating data and percentages)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$2,554	$5,511	$9,773	$2,156	$33,284
Total assets	$327,369	$315,847	$294,841	$288,568	$309,957
Total debt	$146,000	$83,061	$63,544	$66,970	$86,681

Pro Forma Data (unaudited):
Income before provision for income taxes	$67,952	$65,653	$56,995	$24,288	$36,586
Pro forma provision for income taxes (1)	31,323	26,223	22,323	9,377	13,940

Pro forma net income	$36,629	$39,430	$34,672	$14,911	$22,646

Pro forma earnings per share:
Basic	$1.22	$1.31	$1.14	$0.49	$0.74
Diluted	$1.22	$1.31	$1.14	$0.49	$0.74

Other Data:
Adjusted EBITDA (2)	$97,645	$83,799	$69,991	$44,060	$58,114
Operating margin (5)	6.7%	6.7%	6.2%	3.9%	4.1%
Adjusted operating margin (5)	7.7%	6.7%	6.2%	3.9%	4.1%
EBITDA margin (5)	8.4%	8.5%	8.2%	6.5%	5.8%
Adjusted EBITDA margin (5)	9.4%	8.5%	8.2%	6.5%	5.8%
Return on average assets (6)	14.8%	16.8%	15.7%	6.6%	8.4%
Average number of employees	2,484	2,376	2,238	2,206	3,033
Average number of full time equivalents	2,182	1,605	1,135	766	736
Average number of tractors	3,999	4,024	3,989	4,072	4,334
Number of facilities managed (7)	39	37	29	27	24
Number of agents (8)	353	385	402	398	410
Operating revenues per loaded mile (9)	$2.93	$2.75	$2.46	$2.26	$2.78
Operating revenues per load (9)	$775	$768	$720	$690	$796
Average length of haul (in miles) (9)	265	279	292	306	286
Number of loads (9)	996,094	994,147	890,627	777,829	987,659
Fuel surcharge revenues (where separately identified)	$115,208	$110,574	$67,429	$42,005	$113,182

(1)	Pro forma provision for income taxes is computed to give effect to the termination of LINC’s S Corporation status and acquisition by Universal. We assume a blended statutory federal, state and local income tax rates of 46.1%, 39.9%, 39.2%, 38.6% and 38.1% in 2012, 2011, 2010, 2009 and 2008, respectively
(2)

In addition to providing consolidated financial statements based on generally accepted accounting principles in the United States of America (GAAP), we are providing additional financial measures that are not required by or prepared in accordance with GAAP (non-GAAP). We present adjusted income from operations and adjusted EBITDA as supplemental measures of our performance. We define adjusted income from operations as income from operations adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, including transaction fees and other costs related to the acquisition of LINC and previous costs related to LINC’s capital market activity, which was terminated in the second quarter of 2012. We define adjusted EBITDA as net income plus (i) interest expense, net, (ii) provision for income taxes and (iii) depreciation and amortization, and less other non-operating income, or EBITDA, further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, including transaction fees and other costs related to the acquisition of LINC and previous costs related to LINC’s capital market activity. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating adjusted income from operations and adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted income from operations and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

In accordance with the requirements of Regulation G issued by the Securities and Exchange Commission, we are presenting the most directly comparable GAAP financial measure and reconciling the non-GAAP financial measure to the comparable GAAP measure. Set forth below is a reconciliation of income from operations, the most comparable GAAP measure, to adjusted income from operations; and of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Years ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share information, operating data and percentages)
Adjusted income from operations
Income from operations	$69,157	$66,068	$52,452	$26,753	$41,044
Merger transaction costs (3)	8,369	—	—	—	—
Suspended capital markets activity (4)	1,882	—	—	—	—

Adjusted income from operations	$79,408	$66,068	$52,452	$26,753	$41,044

Adjusted EBITDA
Net income	$47,688	$51,446	$45,709	$19,829	$25,805
Provision for income taxes	20,264	14,207	11,286	4,459	10,781
Interest expense, net	3,983	2,158	1,394	1,619	2,059
Depreciation and amortization	18,237	17,731	17,539	17,307	17,070
Other non-operating income	(2,778)	(1,743)	(5,937)	846	2,399

EBITDA	87,394	83,799	69,991	44,060	58,114
Merger transaction costs (3)	8,369	—	—	—	—
Suspended capital markets activity (4)	1,882	—	—	—	—

Adjusted EBITDA	$97,645	$83,799	$69,991	$44,060	$58,114

We present adjusted income from operations and adjusted EBITDA in this Form 10-K because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

Adjusted income from operations and adjusted EBITDA have limitations as an analytical tool. Some of these limitations are:

•	Adjusted income from operations and adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted income from operations and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted income from operations and adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted income from operations and adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies in our industry may calculate adjusted income from operations and adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted income from operations and adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted income from operations and Adjusted EBITDA only supplementally.

(3)	Represents transaction fees and other costs incurred that were directly related to the acquisition of LINC.
(4)	Represents expenses incurred as a result of LINC’s preparations for an IPO in early 2012. When the IPO efforts were abandoned in May 2012, the costs were then taken as a charge to income.
(5)	Operating margin, adjusted operating margin, EBITDA margin, and Adjusted EBITDA margin are computed by dividing income from operations, adjusted income from operations, EBITDA, and Adjusted EBITDA, respectively, by total operating revenues for each of the periods indicated.
(6)	Net income divided by total average assets during the period. Average assets are the sum of our total assets at the end of the fiscal year and our total assets at the end of the prior fiscal year divided by two.
(7)	Excludes storage yards, terminals and office facilities.
(8)	Includes only those agents who generated at least $100,000 in operating revenues during the period indicated.
(9)	Includes fuel surcharges, where separately identifiable, and excludes Universal Logistics Solutions, Inc., Universal Logistics Solutions International, Inc., and Central Global Express, Inc., in order to improve the relevance of the statistical data related to our brokerage services and improve the comparability to our peer companies. Also excludes final mile delivery and shuttle service loads.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading asset-light provider of customized transportation and logistics solutions throughout the United States, Mexico and Canada. In October 2012, we acquired LINC Logistics Company (LINC). Universal and LINC were under common control, and as such, the financial statements of Universal have been retrospectively revised to reflect the accounts of LINC as if they had been consolidated for all previous periods. The acquisition significantly enhanced our position as a leading provider of third party transportation, value-added and intermodal services.

We provide a comprehensive suite of transportation and logistics solutions that allow our customers and clients to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of transportation logistic services to large customers in specific industry sectors, through a contract network of agents who solicit freight business directly from shippers, and through company-managed terminals and full service freight forwarding and customs house brokerage offices.

Our network of agents and owner-operators is located throughout the United States and in the Canadian provinces of Ontario and Quebec, and we operate, manage or provide transportation services at 76 logistics locations in the United States, Mexico and Canada. 19 facilities are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production processes. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. To support our asset-light business model, we generally try to coordinate the length of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. Our owner-operators provided us with approximately 3,370 tractors and 3,100 trailers. We own approximately 730 tractors, 3,200 trailers, 840 chassis and 800 containers. Our agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue or gross profit they generate for us and who bring an entrepreneurial spirit to our business. Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation companies.

We employ 2,519 people in the United States, Mexico and Canada, including 714 employees subject to collective bargaining agreements. We also engaged staffing contract vendors to supply an average of 2,182 additional personnel on a full-time-equivalent basis.

Our use of agents, owner-operators, third-party providers and contract staffing vendors allows us to maintain both a highly flexible cost structure and a scalable business operation, while reducing investment requirements. These benefits are passed on to our customers in the form of cost savings and increased operating efficiency, while enhancing our cash generation and the returns on our invested capital and assets.

We believe that our flexible business model also offers us substantial opportunities to grow through a mixture of organic growth and acquisitions. We intend to continue our organic growth by recruiting new agents and owner-operators, expanding into new industry verticals and targeting further penetration of our key customers. We believe our integrated suite of transportation and logistics services, our network of facilities in the United States, Mexico and Canada, our long-term customer relationships and our reputation for operational excellence will allow us to capitalize on these growth opportunities. We also expect to continue to make strategic acquisitions of companies that complement our asset light business model, as well as companies that derive a portion of their revenues from asset based operations.

In January 2010, we acquired Cavalry Transportation, LLC and Cavalry Logistics, LLC, or Cavalry, based in Nashville, Tennessee, for approximately $2.7 million. Cavalry offers fully integrated transportation resources designed to maximize value for its customers through logistic solutions in intermodal, truckload, and less-than-truckload transportation options. Cavalry operates as a wholly-owned subsidiary of Universal Truckload Services, Inc.

In January 2010, we acquired certain assets of TSD Transportation L.P., or TSD, based in Texarkana, Texas, for approximately $0.7 million. Included in the purchase price was approximately $0.4 million of additional consideration estimated to be paid to the former owners of TSD based on a percentage of revenues generated through December 31, 2011. TSD operates as part of Louisiana Transportation, Inc.

In March 2011, we acquired certain assets of Hart Transportation, Inc., or Hart, based in Jacksonville, Florida for approximately $1.4 million. Hart is primarily a regional provider of van and flatbed services throughout the southeastern United States. Included in the purchase price is approximately $0.4 million of additional consideration estimated to be paid to the former owner of Hart based on a percentage of revenues generated through March 31, 2014. Hart operates as part of Universal Am-Can, Ltd.

Factors Affecting Our Revenues

Operating Revenues. We generate substantially all of our revenues through fees charged to customers for the transportation of freight and for the customized logistics services we provide. We also derive revenue from fuel surcharges, where separately identifiable, loading and unloading activities, equipment detention, container management and storage and other related services. Our agreements with customers typically follow one of two patterns: transactional or contractual. Transactional agreements are associated with individual freight shipments coordinated by our agents, company-managed terminals and specialized services operations. Generally, we are paid by the mile for our transportation and intermodal drayage services. Contractual agreements are for the delivery of value-added services or transportation services that are on an exclusive basis. The pricing structure of value-added services contracts, which often are three to five years in duration, compensate for the physical resources and labor that support material handling, sequencing, sub-assembly and various other value-added processes, including both variable-cost and fixed-price components. Transportation services which are contractual typically have a term of one year. Fees charged to customers by our full service international freight forwarding and customs house brokerage are based on the specific means of forwarding or delivering freight on a shipment-by-shipment basis.

Our transportation revenues are primarily influenced by fluctuations in freight volumes and shipping rates. The main factors that affect these are competition, available truck capacity, and economic market conditions. Our value-added contract business is substantially driven by the level of demand for outsourced logistics services. Major factors that affect our revenues include changes in manufacturing supply chain requirements, production levels in specific industries, pricing trends due to levels of competition and resource costs in logistics and transportation, and economic market conditions.

We recognize revenue on a gross basis at the time that persuasive evidence of an arrangement with our customer exists, sales price is fixed and determinable, and collectability is reasonably assured. Our revenue is recognized at the time of delivery to the receiver’s location, or for service arrangements, after the related services have been rendered.

Factors Affecting Our Expenses

Purchased transportation and equipment rent. Purchased transportation and equipment rent represents the amounts we pay to our owner-operators or other third party equipment providers to haul freight and, to the extent required to deliver certain logistics services, the cost of equipment leased under short-term contracts from third parties. The amount of the purchased transportation we pay to our owner-operators is primarily based on a contractually agreed-upon percentage of our revenue for each load hauled. The expense also includes the amount of fuel surcharges, where separately identifiable, that we receive from our customers and pass through to our owner-operators. Our strategy is to maintain a highly flexible business model that employs a cost structure that is mostly variable in nature. As a result, purchased transportation and equipment rent is the largest component of our costs and increases or decreases proportionately with changes in the amount of revenue generated by our owner-operators and other third party providers and with the production volumes of our customers. We recognize purchased transportation and equipment rent as the services are provided.

Direct personnel and related benefits. Direct personnel and related benefits include the salaries, wages and fringe benefits of our employees, as well as costs related to contract labor utilized in operating activities. These costs are a significant component of our cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. As of December 31, 2012, approximately 28.3% of our employees were subject to collective bargaining agreements. Any changes in union agreements will affect our personnel and related benefits cost. The operations in the United States and Canada that are subject to collective bargaining agreements have separate, individualized agreements with several different unions that represent employees in these operations. While there are some facilities with multiple unions, each collective bargaining agreement with each union covers a single facility for that union. Such agreements have expiration dates that are generally independent of other collective bargaining agreements and include economics and operating terms tailored to the specific operational requirements of a customer. Our operation in Mexico provides competitive compensation within the Mexican statutory framework for managerial and supervisory personnel.

Commission expense. Commission expense represents the amount we pay our agents for generating shipments on our behalf. The commissions we pay to our agents are generally established through informal oral agreements and are based on a percentage of revenue or gross profit generated by each load hauled. Traditionally, commission expense increase or decrease in proportion to the revenues generated through our agents. We recognize commission expenses at the time we recognize the associated revenue.

Operating expense (exclusive of items shown separately). These expenses include items such as fuel, tires and parts repair items primarily related to the maintenance of company owned/leased tractors, trailers and lift equipment, as well as licenses, dock supplies, communication, utilities, operating taxes and other general operating expenses. We also receive rental income by leasing our trailers to owner-operators. These expenses are presented net of rental income. Because we maintain a flexible business model, our operating expenses (exclusive of items shown separately) generally relate to equipment utilization, fluctuations in customer demand and the related impact on our operating capacity. Our transportation services provided by company owned equipment depend on the availability and pricing of diesel fuel. Although we often include fuel surcharges in our billing to customers to offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. We recognize these expenses as they are incurred and the rental income as it is earned.

Occupancy expense. Occupancy expense includes all costs related to the lease and tenancy of terminals and operating facilities, except utilities, unless such costs are otherwise covered by our customers. Although occupancy expense is generally related to fluctuations in overall customer demand, our contracting and pricing strategies help mitigate the cost impact of changing production volumes. To minimize potential exposure to inactive or underutilized facilities that are dedicated to a single customer, we strive where possible to enter into lease agreements that are coterminous with individual customer contracts, and we seek contract pricing terms that recover fixed occupancy costs, regardless of production volume. Occupancy expense may also includes certain lease termination and related occupancy costs that are accelerated for accounting purposes into the fiscal year in which such a decision was implemented.

Selling, general and administrative expense. Selling, general and administrative expense includes the salaries, wages and benefits of sales and administrative personnel, related support costs, taxes (other than income and property taxes), adjustments due to foreign currency transactions, bad debt expense, and other general expenses, including gains or losses on the sale or disposal of assets. These expenses are generally not directly related to levels of operating activity and may contain non-recurring or one-time expenses related to general business operations. We recognize selling, general and administrative expense when it is incurred.

Insurance and claims. Insurance and claims expense represents our insurance premiums and the accruals we make for claims within our self-insured retention amounts. Our insurance premiums are generally calculated based on a mixture of a percentage of line-haul revenue and the size of our fleet. Our accruals have primarily related to cargo and property damage claims. We may also make accruals for personal injuries and property damage to third parties, physical damage to our equipment, general liability and workers’ compensation claims if we experience a claim in excess of our insurance coverage. To reduce our exposure to non-trucking use liability claims (claims incurred while the vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), we require our owner-operators to maintain non-trucking use liability coverage, which we refer to as deadhead bobtail coverage, of $2.0 million per occurrence. Our exposure to liability associated with accidents incurred by other third party providers who haul freight on our behalf is reduced by various factors including the extent to which they maintain their own insurance coverage. Our insurance expense varies primarily based upon the frequency and severity of our accident experience, insurance rates, our coverage limits and our self-insured retention amounts.

Depreciation and amortization. Depreciation and amortization expense relates primarily to the depreciation of owned tractors, trailers, computer and operating equipment, and buildings as well as the amortization of the intangible assets recorded for our acquired customer and agent relationships. We estimate the salvage value and useful lives of depreciable assets based on current market conditions and experience with past dispositions.

Results of Operations

In prior periods, we presented our individual operating segments as one reportable segment. In the fourth quarter of 2012, we acquired LINC and, on December 20, 2012, our board appointed a new chief executive officer, who has the responsibility to allocate resources and to assess the performance of our operating segments. Certain integration activities in connection with our organizational design and our financial reporting system were not concluded as of December 31, 2012. We concluded that LINC should be reported separately from the operating segments that pre-dated the LINC acquisition.

LINC’s operating revenues increased $18.7 million, or 6.4%, to $309.6 million for 2012 from $290.9 million for 2011. The increase in operating revenues was primarily driven by increasing demand for value-added services at both new and existing customers, which was partially offset by decreases in our transportation volumes. Income from operations in 2012 increased to $45.5 million, or 14.7% expressed as a percentage of operating revenues, compared to $41.7 million, or 14.3% in the same period last year. The increase in income from operations is the result of increased volumes. As a percentage of operating revenue, income from operations increased 36 basis points, which reflects LINC’s highly variable cost structure. Included in LINC’s operating results were $2.3 million of transaction fees and other merger related costs and a write-off of $1.9 million of IPO expenses that were taken as a charge to income when preparations were abandoned in May 2012.

Operating revenues from our pre-merger reportable segment increased $27.6 million, or 4.0%, to $727.4 million for 2012 from $699.7 million for 2011. Revenues from our transportation services experienced modest growth of 1.7% while intermodal services increased 17.1% primarily due to increased domestic container freight moves and an acquisition. Income from operations increased to $23.7 million, or 3.3% expressed as a percentage of operating revenue compared to $24.4 million, or 3.5% in the same period last year. As a percentage of operating revenues, income from operations decreased slightly by 23 basis points. Operating results from our pre-merger reportable segment reflect $6.1 million of transaction fees and other costs incurred that were directly related to the acquisition of LINC.

The following table sets forth items derived from our consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, presented as a percentage of operating revenues:

	Years ended December 31,
	2012	2011	2010
Operating revenues	100%	100%	100%
Operating expenses:
Purchased transportation and equipment rent	57.1	58.7	58.5
Direct personnel and related benefits	15.7	14.7	14.4
Commission expense	4.1	4.3	4.6
Operating expenses (exclusive of items shown separately)	6.9	6.7	6.3
Occupancy expense	1.9	1.9	2.0
Selling, general, and administrative	4.0	3.0	3.6
Insurance and claims	2.0	2.2	2.4
Depreciation and amortization	1.8	1.8	2.1

Total operating expenses	93.3	93.3	93.8

Income from operations	6.7	6.7	6.2
Interest and other non-operating income (expense), net	(0.1)	(0.0)	0.5

Income before provision for income taxes	6.6	6.6	6.7
Provision for income taxes	2.0	1.4	1.3

Net income	4.6	5.2	5.4

2012 Compared to 2011

Operating revenues. Operating revenues increased $46.3 million, or 4.7%, to $1.037 billion for 2012 from $990.7 million for 2011. This included increases of $1.5 million, $27.2 million, and $17.6 million in our transportation, value-added and intermodal services, respectively. Included in operating revenues are fuel surcharges, where separately identifiable, of $115.2 million for 2012 compared to $110.6 million for 2011. The increase in fuel surcharges was primarily the result of higher volumes, particularly in our intermodal operations where fuel surcharges, where separately identifiable, increased $4.3 million. Overall, we experienced a decrease in our transportation volumes including the discontinuation of certain lower margin transportation routes, the discontinuation of a small freight management program, and the discontinuation of a Canadian shuttle operation. These decreases however were offset by an increase in our operating revenue per loaded mile, an additional $4.5 million of revenues generated at our new Camp Hill, Pennsylvania less-than-truckload operations and $2.0 million of revenues attributable to an acquisition made in the first quarter of 2011. Our intermodal operations experienced an increase in both the number of loads hauled, in operating revenues per loaded mile, as well as a $6.5 million increase due to increases in domestic container related operations. Also included in intermodal revenue is approximately $4.7 million of revenues attributable to an acquisition made in the second quarter of 2012. The number of loads from our combined transportation and intermodal operations was relatively flat at 996,000 for 2012 compared to 994,000 for 2011, while our operating revenue per loaded mile, excluding fuel surcharges increased to $2.50 from $2.36 for 2011. We also experienced increasing demand for value-added services in 2012 compared to 2011 increasing revenues at both new and existing customers. New value-added revenues totaled $27.2 million, which benefited in part from full-year operations from certain businesses that launched mid-way through 2011, particularly with Wal-Mart Stores, and $3.3 million in volume increases at existing operations. New program launches include additional transmission and suspension work for General Motors in Mexico and additional warehouse management for our industrial and auto supply customers.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2012 increased by $10.5 million, or 1.8%, to $592.5 million from $582.0 million for 2011. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-

operators and other third party providers and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues increased 2.3% to $862.0 million for 2012 compared to $842.9 million for 2011. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 57.1% for 2012 from 58.7% for 2011. The decrease is primarily due to the reduction in transportation and intermodal services as a percentage of total revenues, as well as an increase in intermodal service revenue as a percentage of total revenues, which typically pay lower purchased transportation rates.

Direct Personnel and related benefits. Direct personnel and related benefits expenses for 2012 increased $17.3 million, or 11.9%, to $163.1 million, compared to $145.8 million for 2011. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increased with the level of demand for our value-added services and staffing needs of our operations. Approximately $9.0 million of the increase is due to increased expenditures for contract labor or substantially similar contract services, primarily to support newer operations and customers. Such costs increased to 30.7% of total direct personnel and related benefits for 2012, compared to 28.1% of such costs in 2011. As a percentage of revenue, personnel and related benefits expenses increased to 15.7% for 2012, compared to 14.7% for 2011. The percentage is derived on an aggregate basis from both existing and new programs, and from operating locations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for 2012 decreased by $0.4 million, or 1.0%, to $42.2 million from $42.6 million for 2011. As a percentage of operating revenues, commission expense decreased to 4.1% for 2012 compared to 4.3% for 2011. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, except in cases where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of revenues, the decrease in commission expense is due to an increase in fuel surcharges, which are generally passed through to our owner-operators and increase in revenues generated by our company managed-locations and value-added services, and as such, no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $4.8 million, or 7.2%, to $71.1 million for 2012, compared to $66.3 million for 2011. As a percentage of operating revenues, other operating expenses (exclusive of items shown separately) increased to 6.9% for 2012 from 6.7% for 2011. These expenses include items such as fuel, maintenance, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase is primarily due to an increase in repairs and maintenance costs of $1.7 million based on higher demand for transportation services and increased travel and entertainment of $0.6 million due increased business and full year operations of several of our value-added locations, as well as road show and IPO efforts of LINC. Additional elements of the increase in operating expenses (exclusive of items shown separately) include increases in utilities, permit costs and dock supplies.

Occupancy expense. Occupancy expense increased by $0.9 million to $19.3 million for 2012, compared to $18.4 million for 2011. The 4.9% increase reflects the aggregate net impact of various changes in the number of operating locations, lease-based facility rents, adjustments in charges related to our reserve for plant closing costs, and in related charges, including property taxes. Additionally, our operations included in the financial results for the full year of 2012 at leased facilities located in Indiana and Tennessee, as well as a new leased facility in Texas. These increases were partially offset by lease rental rate reductions at facilities in Indiana, Kansas, Mississippi and Michigan, as well as the closing of our German operations in 2011.

Selling, general and administrative. Selling, general and administrative expense for 2012 increased by $11.3 million, or 37.8%, to $41.2 million from $29.9 million for 2011. Included in selling, general and administrative expenses is $8.4 million of transaction fees and other costs incurred that were directly related to the acquisition of LINC and $1.9 million of expenses that were taken as a charge to income when LINC’s preparations for an IPO were abandoned in May 2012. As a percentage of operating revenues, selling, general and administrative expense increased to 4.0% for 2012 compared to 3.0% for 2011. Exclusive of these charges, as a percentage of operating revenues, selling, general and administrative expense remained constant at 3.0% for 2012 and 2011. Additionally, there were increases in salaries and wage expense of $0.9 million, of which $0.6 million was recognized additional compensation expense for the vested portion of restricted stocks granted in December 2012. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for 2012 decreased by $1.5 million, or 6.9%, to $20.3 million from $21.8 million for 2011. As a percentage of operating revenues, insurance and claims decreased to 2.0% for 2012 from 2.2% for 2011. The absolute decrease was primarily the result of decreases in our service failure and cargo claims expense of $0.9 million and in our auto liability insurance premiums and claims expense of $0.6 million.

Depreciation and amortization. Depreciation and amortization for 2012 increased by $0.5 million, or 2.8%, to $18.2 million from $17.7 million for 2011. The absolute increase is primarily the result of additional depreciation of $0.9 million on capital expenditures, which was partially offset by a decrease in amortization of $0.4 million due to certain intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $4.0 million for 2012 compared to $2.2 million for 2011. Upon closing the merger with LINC on October 1, 2012, we borrowed approximately $149.1 million to repay LINC’s outstanding indebtedness and dividends payable. As of December 31, 2012, we had outstanding borrowings totaling $146.0 million compared to $83.1 million at December 31, 2011. Additionally, upon paying off LINC’s existing debt, we wrote-off approximately $0.6 million of capitalized financing costs as additional interest expense.

Other non-operating income (expense), net. Other non-operating income for 2012 was $2.8 million compared to $1.7 million for 2011. Included in other non-operating income in 2012 were $2.2 million in pre-tax gains on the sales of marketable equity securities compared to $1.1 million in 2011.

Provision for income taxes. Provision for income taxes for 2012 was $20.3 million compared to $14.2 million for 2011, based on an effective tax rate of 29.8% and 21.6%, respectively. Prior to the merger, LINC elected to be treated as a “Subchapter S corporation” for federal income tax purposes. As a result, the financial results related to LINC for all of 2011 and for the first three quarters of 2012 incurred no federal income tax liabilities or in many jurisdictions, state or local tax liabilities. The increase in the effective rate is primarily due to increases of operating activities in foreign income tax jurisdictions and transaction costs of $8.3 million that resulted from the acquisition of LINC. Due to the nature of certain costs and expenses associated with the LINC merger, approximately $6.8 million of the transaction costs are nondeductible for tax purposes.

2011 Compared to 2010

Operating revenues. Operating revenues increased $138.8 million, or 16.3%, to $990.7 million for 2011 from $851.9 million for 2010. This included increases of $93.6 million, $30.3 million, and $14.9 million in our transportation, value-added and intermodal services, respectively. Included in operating revenues are fuel surcharges, where separately identifiable, of $110.6 million for 2011 compared to $67.4 million for 2010. The combination of higher fuel prices and increased volumes resulted in higher fuel surcharge revenue. The increase in revenues from our transportation and intermodal services was primarily due to increases in the number of loads hauled, fuel surcharges, where separately identifiable, and increases in our operating revenues per loaded mile. The number of loads from our combined transportation and intermodal operations grew to 994,000 for 2011 compared to 891,000 for 2010, while our operating revenue per loaded mile, excluding fuel surcharges, increased to $2.36 from $2.21 for 2010. Included in transportation revenue is also approximately $10.1 million of revenues attributable to an acquisition made in the first quarter of 2011. We also experienced increasing demand for value-added services compared to 2010. We recognized incremental revenue totaling approximately $26.2 million from new programs launched for both existing and new customers. These new programs include a value-added services operation launched inside a General Motors assembly plant, two consolidation centers launched for Wal-Mart Stores in April 2011, and additional services delivered to two other automotive OEMs, two of our industrial customers, and to a Tier I automotive supplier in the United States and Europe. In December 2011, after lower-than-anticipated volume in the first six months of operation, we discontinued freight consolidation centers supporting the same Tier I supplier’s European supply chain, which had accounted for $1.1 million of revenue from new programs in 2011, $3.1 million in operating expenses (including $0.1 million of depreciation and amortization), and $0.9 million in closing costs.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2011 increased by $83.7 million, or 16.8%, to $582.0 million from $498.3 million for 2010. As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 58.7% for 2011 from 58.5% for 2010. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers and is generally correlated with changes in demand for transportation and intermodal services. The absolute increase was primarily due to the increase in these service categories. The increase in purchased transportation as a percent of operating revenues is primarily due to an increase in fuel surcharges, where separately identifiable, which are generally passed through to owner-operators.

Direct Personnel and related benefits. Direct personnel and related benefits expenses for 2011 increased $23.3 million, or 19.0%, to $145.8 million, compared to $122.5 million for 2010. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increased with the level of demand for our value-added services and staffing needs of our operations. Approximately $14.6 million of the $23.3 million increase is due to increased expenditures for contract labor or substantially similar contract services, primarily to support newer operations and customers. Such costs increased to 28.1% of total direct personnel and related benefits for 2011, compared to 21.6% of such costs in 2010. Personnel and related benefits expense also includes approximately $0.2 million in contract labor and other labor-related charges incurred upon our decision to close our short-lived European operation. As a percentage of revenue, personnel and related benefits expenses increased slightly, to 14.7% for 2011, compared to 14.4% for 2010. The percentage is derived on an aggregate basis from both existing and new programs, and from operating locations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for 2011 increased by $3.1 million, or 7.8%, to $42.6 million from $39.5 million for 2010. As a percentage of operating revenues, commission expense decreased to 4.3% for 2011 compared to 4.6% for 2010. The absolute increase was primarily due to the increase in our operating revenues. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues. As a percentage of revenues, the decrease in commission expense is due to an increase in fuel surcharges, where separately identifiable, which are generally passed through to our owner-operators and increase in revenues generated by our company-managed locations and value-added services, and as such, no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $12.6 million, or 23.5%, to $66.3 million for 2011, compared to $53.7 million for 2010. As a percentage of operating revenues, other operating expenses (exclusive of items shown separately) increased to 6.7% for 2011 from 6.3% for 2010. One element of the increase in variable operating expenses was higher demand for transportation services, thus resulting in higher maintenance and fuel costs. Maintenance costs increased $3.1 million, or 23.0% to $16.6 million for 2011. Additionally, diesel prices rose 28.4%, from an average of $2.96 per gallon in 2010 to $3.80 per gallon for 2011. Although partially recovered in our fuel surcharges to customers, the total cost of diesel fuel used in transportation activities from company owned equipment increased $4.6 million, or 24.0%, for 2011 compared to 2010. Operating expense (exclusive of items shown separately) also includes $0.4 million in costs associated with our December 2011 decision to close freight consolidation operations in Europe. Additional elements of the increase in operating expenses (exclusive of items shown separately) include higher forklift battery replacement charges, increases in permit costs and repair to a facility prior to lease expiration.

Occupancy expense. Occupancy expense increased by $1.7 million to $18.4 million for 2011, compared to $16.7 million for 2010. The 10.2% increase reflects the aggregate net impact of various changes in the number of operating locations, lease-based facility rents, adjustments in charges related to our reserve for plant closing costs, and in related charges, including property taxes. In particular, operations included in the financial results for the fiscal year ended December 31, 2011 reflect new real estate leases for facilities located in California, Indiana, Tennessee and Texas; in Ontario, Canada; and at two warehouse facilities in Germany. Cost increases related to these new leases were partially offset by the expiration of an existing lease for our operation in Southern California, which we relocated and rental income from leasing space at certain owned properties. Occupancy expense also includes $0.3 million in closing costs prompted by the early termination of two German real estate contracts, following our December 2011 decision to terminate these leases and close three other small freight consolidation operations in Europe.

Selling, general and administrative. Selling, general and administrative expense for 2011 decreased by $0.6 million, or 2.0%, to $29.9 million from $30.5 million for 2010. As a percentage of operating revenues, selling, general and administrative expense decreased to 3.0% for 2011 compared to 3.6% for 2010. There were no significant changes in employee headcount included in this expense item for the fiscal year ended December 31, 2011, compared to the one-year earlier period. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for 2011 increased by $1.0 million, or 4.8%, to $21.8 million from $20.8 million for 2010. As a percentage of operating revenues, insurance and claims decreased slightly to 2.2% for 2011 from 2.4% for 2010. The absolute increase was primarily the result of increases in our service failure and cargo claims expense of $1.3 million, which was partially offset by decreases in our auto liability insurance premiums and claims expense of $0.3 million.

Depreciation and amortization. Depreciation and amortization for 2011 increased by $0.2 million, or 1.1%, to $17.7 million from $17.5 million for 2010. The absolute increase is primarily the result of additional depreciation on our capital expenditures made throughout 2010 and 2011.

Interest expense, net. Net interest expense was $2.2 million for 2011 compared to $1.4 million for 2010 primarily due to a $0.6 million increase in interest expense. Throughout 2011, the core interest rates that establish the baseline for our interest expense have remained at historic lows. On April 21, 2011, LINC refinanced a substantial portion of its outstanding senior debt, increasing total interest-bearing debt outstanding. At December 31, 2011, total outstanding indebtedness, including all senior secured borrowing and the subordinated $25.0 million dividend distribution promissory note, was $83.1 million. This compares to senior secured and subordinated borrowing totaling $63.5 million at December 31, 2010.

Other non-operating income (expense), net. Other non-operating income for 2011 was $1.7 million compared to $6.0 million for 2010. Included in other non-operating income in 2011 were $1.1 million in pre-tax gains on the sales of marketable equity securities compared to $5.4 million in 2010.

Provision for income taxes. Provision for income taxes for 2011 was $14.2 million compared to $11.3 million for 2010, based on an effective tax rate of 21.6% and 19.8%, respectively. Prior to the merger, LINC elected to be treated as a “Subchapter S corporation” for federal income tax purposes. As a result, the financial results related to LINC for all of 2011 and 2010 incurred no federal income tax liabilities or in many jurisdictions, state or local tax liabilities. The increase in the effective rate is primarily due to adjustments to prior-year tax provisions, increases in domestic income tax rates, and increases in levels of operating activity in higher tax jurisdictions.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations, our availability under our $110 million revolving credit and $60 million equipment credit facilities, our ability to borrow on margin against our marketable securities held at UBS, and proceeds from the sales of marketable securities. Additionally, our revolving credit facility includes an accordion feature which would allow us to increase availability by up to $20 million upon our request and approval of the lenders.

We employ an asset-light operating strategy which we believe lowers our capital expenditure requirements. In general, our facilities used in our value-added services are leased on terms that are either substantially matched to our customer’s contracts, are month-to-month or are provided to us by our customers. We also utilize owner-operators and third-party carriers to provide a significant portion of our transportation and specialized services. Over 80% of the tractors and 50% of the trailers used in our business are provided by our owner-operators. In addition, our use of agents reduces our overall need for large terminals. As a result, our capital expenditure requirements are limited in comparison to most large transportation and logistics service providers, which maintain significant properties and sizable fleets of owned tractors and trailers.

In 2012, our capital expenditures totaled $29.6 million. These expenditures primarily consisted of transportation equipment and investments in support of new value-added service operations, including the expansion in the scope of services we provide in San Luis Potosí, Mexico. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. In 2013, exclusive of acquisitions of businesses, we expect to incur capital expenditures in the range of 2% to 3% of operating revenues for the acquisition of transportation equipment, to support our value-added service operations and for the acquisition of real property acquisitions and improvements to our existing terminal yard and container facilities.

On October 1, 2012, we completed the acquisition of LINC. In connection with the acquisition, at closing we borrowed approximately $149.1 million to repay LINC’s outstanding indebtedness and dividends payable. Additionally, we incurred transaction fees and other costs related to the merger totaling approximately $8.4 million. See Part II, Item 8, Note 2 and Note 6 to Consolidated Financial Statements for further discussion.

We expect that our cash flow from operations, working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability of borrowings under our credit facilities, against our marketable security portfolio and other financing sources. and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

We continue to evaluate business development opportunities, including potential acquisitions that fit our strategic plans. There can be no assurance that we will identify any opportunities that fit our strategic plans or will be able to execute any such opportunities on terms acceptable to us. Depending on prospective consideration to be paid for an acquisition, any such opportunities would be financed first from available cash and cash equivalents and availability of borrowings under our credit facilities.

We currently intend to retain our future earnings to finance our growth.

Revolving Credit and Term Loan Agreement

On August 30, 2012, we entered into a Revolving Credit and Term Loan Agreement, or the Credit Agreement, with and among the lenders parties thereto and Comerica Bank, as administrative agent, to provide for aggregate borrowing facilities of up to $220 million. The Credit Agreement consists of a $110 million revolving credit facility (which amount may be increased by up to $20 million upon request of the Company and approval of the lenders), a $60 million equipment credit facility, and a $50 million term loan. Additionally, the Credit Agreement provides for up to $5 million in letters of credit, which would, if drawn upon, reduce availability under the revolving credit facility. Borrowings under the revolving credit facility may be made until, and mature on, August 28, 2017. Borrowings under the equipment credit facility may be made until August 28, 2015, and such borrowings made in any year shall be repaid in 28 quarterly installments beginning on April 1 of the year after the applicable borrowing was made. Borrowings under the term loan facility shall mature on August 28, 2017. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each. The applicable margin fluctuates based on the Company’s total debt to EBITDA ratio, as defined in the Credit Agreement.

The Credit Agreement requires us to repay the borrowings made under the term loan facility and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of our annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. We may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, we may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by our material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. At December 31, 2012, the Company was in compliance with its debt covenants. As of December 31, 2012, there were no letters of credit issued under the Credit Agreement, and the outstanding balance was $146.0 million. Excess availability as defined by the Credit Agreement at such date was $14.2 million.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.85% (effective rate of 1.06% at December 31, 2012), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of December 31, 2012 the outstanding balance under the line of credit was $0, and the maximum available borrowings against the line of credit were $5.1 million.

Discussion of Cash Flows

At December 31, 2012, we had cash and cash equivalents of $2.6 million compared to $5.5 million at December 31, 2011. Net cash provided by operating activities was $70.4 million, while we used $21.9 million in investing activities and $51.5 million in financing activities. Our use of cash of in our financing activities was largely due to our acquisition of LINC. In connection with the acquisition, at closing we borrowed approximately $149.1 million to repay LINC’s outstanding indebtedness and dividends payable. Additionally, we incurred transaction fees and other costs related to the merger totaling approximately $8.4 million.

The $70.4 million in net cash provided by operations was primarily attributed to $47.7 million of net income which reflects non-cash depreciation and amortization, gains on the sales of marketable securities, provisions for doubtful accounts, a write-off of LINC’s previous IPO costs, stock-based compensation and debt issuance costs, and a change in deferred income taxes totaling $24.7 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $2.0 million. The increase in the working capital position is primarily the result of increases in accounts receivable due to increased revenues, which was offset by decreases in prepaid expenses and other assets and an increase in accounts payable and other current liabilities, insurance and claims accruals, and other long-term liabilities. Affiliate transactions reduced net cash provided by operating activities in 2012 by $3.8 million. The decrease consisted of an increase in accounts receivable to affiliates of $2.4 million, while accounts payable to affiliates decreased of $1.4 million.

The $21.9 million in net cash used in investing activities consisted of $29.6 million of capital expenditures and $0.9 million for the acquisition of businesses. These uses were offset by $7.5 million in proceeds from the sales of marketable securities and $1.0 million in proceeds from the sale of property and equipment. During 2012, in connection with the acquisition of LINC, the Company also received proceeds and repaid a $5.0 million note receivable to an affiliate.

We also used $51.5 million in net cash in financing activities. As of December 31, 2012, we had outstanding borrowings totaling $146.0 million. We had net borrowings totaling $62.9 million and made payments to the former owners of LINC totaling $96.0 million. These payments consisted of dividend distributions, including related distributions to fund withholding obligations in certain states, totaling $85.9 million and a working capital adjustment in accordance with the merger agreement resulting in an additional payment of $10.1 million. We also paid cash dividends of $15.5 million, had $1.8 million in capitalized financing costs, repurchased $1.0 million of treasury stock and paid $0.2 million for the payments of earnout obligations.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt
Syndicated credit facility
$110 million revolving credit facility	$64,000	$—	$—	$64,000	$—
$60 million equipment credit facility	32,000	—	9,142	22,858	—
$50 million term loan	50,000	—	—	50,000	—

Total debt	146,000	—	9,142	136,858	—
Operating lease obligations (1)	21,191	10,804	7,417	1,822	1,148

Total	$167,191	$10,804	$16,559	$138,680	$1,148

(1)	Certain operating lease obligations in a currency other than the U.S. dollar will be affected by the exchange rate in effect at the time each cash payment is made.

Total debt represents borrowings under the Credit Agreement and does not include interest. At December 31, 2012, the total amount of gross unrecognized tax benefits was $0.7 million. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities. At December 31, 2012, the Company has insurance and claims liabilities of $27.2 million, of which $13.8 million are covered by insurance. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements on these liabilities.

Off-Balance Sheet Arrangements

None.

Legal Matters

We are subject to various legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty. We accrue for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We use judgment and evaluate, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings is inherently uncertain and so typically a loss cannot be precisely estimated. Accordingly, if the outcome of legal proceedings is different than is anticipated by us, we would have to record the matter at the actual amount at which it was resolved, in the period resolved, impacting our results of operations and financial position for the period.

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

Revenue recognition

We recognize revenue at the time (1) persuasive evidence of an arrangement with our customer exists, (2) services have been rendered, (3) sales price is fixed and determinable, and (4) collectability is reasonably assured. For transportation services, we recognize revenue at the time of delivery to the receiver’s location. For service arrangements in general, we recognize revenue after the related services have been rendered. Our customer contracts could involve multiple revenue-generating activities performed for the same customer. When several contracts are entered into with the same customer in a short period of time, we evaluate whether these contracts should be considered as a single, multiple element contract for revenue recognition purposes. Criteria we consider that may result in the aggregation of contracts include whether such contracts are actually entered into within a short period of time, whether services in multiple contracts are interrelated, or if the negotiation and terms of one contract show or include consideration for another contract or contracts. Our current contracts have not been required to be aggregated, as they are negotiated independently on a standalone basis. Our customers typically choose their vendor and award business at the conclusion of a competitive bidding process for each service. As a result, although we evaluate customer purchase orders and agreements for multiple elements and aggregation of individual contracts into a multiple element arrangement, our current contracts do not meet the criteria required for multiple element contract accounting.

We are the primary obligor when rendering transportation, value-added and intermodal services and assume the corresponding credit risk with customers. We have discretion in setting sales prices and, as a result, our earnings may vary. In addition, we have discretion to choose and negotiate terms with our multiple suppliers for the services ordered by our customers. This includes owner-operators with whom we contract to deliver our transportation services.

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

As of December 31, 2012, we did not have any reserves for workers’ compensation or general liability claims. We do establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

Closing costs

Our customers may discontinue or alter their business activity in a location earlier than anticipated, prompting us to exit a customer-dedicated facility. We recognize exit costs associated with operations that close or are identified for closure as an accrued liability. Such charges include lease termination costs, employee termination charges, asset impairment charges, and other exit-related costs associated with a plan approved by management. If we close an operating facility before its lease expires, costs to terminate a lease are recognized when an early termination provision is exercised, or we record a liability for non-cancellable lease obligations based on the fair value of remaining lease payments, reduced by management’s estimate of any existing or prospective sublease rentals which can be subject to update as either available facts or circumstances change. Employee termination costs are recognized in the period that the closure is communicated to affected employees and calculated based on known termination benefits. The recognition of exit and disposal charges requires us to make certain assumptions and estimates as to the amount and timing of such charges and their related fair values. Management reviews all assumptions and estimates for each quarterly reporting period. As a result, adjustments may be made for changes in estimates in the period in which the change becomes known.

Valuation of Long-Lived Asset, including Goodwill and Intangible Assets

We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment during the 3rd fiscal quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors to determine whether or not it is necessary to perform a two-step quantitative goodwill impairment test. If the Company chooses that option, it would not be required perform Step 1 of the test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that it is more likely than not, or if the Company chooses not to perform a qualitative assessment, then it may then proceed with Step 1 of the two-step impairment test. Under the first step, we compare the fair value of each of the Company’s reporting units with goodwill to their related carrying values. If the fair value of a reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test. Under Step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions. The Company estimates the fair value of its reporting units utilizing the income approach through the application of a discounted cash flow analysis. Key assumptions used to determine the fair value of each reporting unit are: (a) future expected cash flows; (b) estimated residual growth rates; and (c) discount rates, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital. Additionally, the Company considers its market capitalization in comparison to the fair value of its reporting units. During the 3rd quarter of 2012, we completed our goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded the carrying value of its net assets. Accordingly, no impairment loss was recognized.

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

Other-than-temporary Impairments

Periodically, we review all available-for-sale securities for other-than-temporary impairment. An impairment that is an other-than-temporary impairment is a decline in the fair value of a security below its cost basis attributable to factors that indicate the cost basis in the security may not be recoverable in the near term. The determination of an other-than-temporary impairment is a subjective process, and requires judgment and assumptions that could affect the timing of loss realization. We consider several factors including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities for a sufficient period of time to allow for a recovery. If, in our judgment, the impairment is determined to be other-than-temporary, the cost basis of the security is written down to the then-current market value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. Gross unrealized holding losses of $0.2 million as of December 31, 2012 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

Recently Issued Accounting Pronouncements Not Currently Effective

See Item 8: Note 1(v) to the Consolidated Financial Statements for discussion of new accounting pronouncements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under our Credit Agreement with Comerica Bank and our secured line of credit with UBS, all of which incur interest at floating rates. Borrowings under the Credit Agreement with Comerica Bank bear interest at LIBOR or a base rate, plus an applicable margin for each. The applicable margin fluctuates based on our total debt to EBITDA ratio, as defined in the Credit Agreement. Our secured line of credit with UBS bears interest at a floating rate equal to LIBOR plus 0.85%. As of December 31, 2012, we had total variable interest rate borrowings of $146.0 million. Assuming debt levels remain at $146.0 million, and a 100 basis point increase in interest rates on our variable rate debt, interest expense would increase approximately $1.46 million on an annualized basis.

Included in cash and cash equivalents is $23 thousand in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Exposure to market risk for fluctuations in fuel prices also relates to a small portion of our transportation service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

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

Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income. Gross unrealized holding losses of $0.2 million as of December 31, 2012 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary. See Item 8, Note 1(e) to the Consolidated Financial Statements.

As of December 31, 2012, the fair value of equity securities was $10.0 million compared to $16.1 million at December 31, 2011. The decrease during 2012 represents sales of securities with $7.5 million in proceeds and a related $2.2 million in realized gains, and net unrealized holding losses of $0.8 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.0 million.

Foreign Exchange Risk

For the year ended December 31, 2012, 3.6% of our revenues were derived from services provided outside the United States, principally in Mexico and Canada. Exposure to market risk for changes in foreign currency exchange rates relates primarily to selling services and incurring costs in currencies other than the local currency and to the carrying value of net investments in foreign subsidiaries. As a result, we are exposed to foreign currency exchange rate risk due primarily due to translation of the accounts of our Mexican and Canadian operations from their local currencies into U.S. dollars and also to the extent we engage in cross-border transactions. The majority of our exposure to fluctuations in the Mexican peso and Canadian dollar is naturally hedged, since a substantial portion of our revenues and operating costs are denominated in each country’s local currency. Historically, we have not entered into financial instruments for trading or speculative purposes. Short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized by ongoing settlement of intercompany trading obligations.

The net investments in our Mexican and Canadian operations are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in our statement of shareholders’ equity. Adjustments from the translation of the net investment in these operations increased equity by approximately $0.3 million for the year ended December 31, 2012.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited the accompanying consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of LINC Logistics Company (“LINC”), for the two years in the period ended December 31, 2011. LINC was acquired on October 1, 2012, in a transaction between entities under common control as discussed in note 1 to the consolidated financial statements of Universal Truckload Services, Inc and subsidiaries. Such statements are included in the consolidated financial statements of Universal Truckload Services, Inc and subsidiaries and reflect total assets and total revenue of 23.1 percent and 29.4 percent respectively in 2011 and 23.0 percent and 28.9 percent respectively in 2010 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LINC, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Truckload Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Detroit, Michigan

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LINC Logistics Company

We have audited the consolidated balance sheets of LINC Logistics Company (a Michigan corporation) as of December 31, 2010 and 2011, and the related consolidated statements of income, other comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011 (not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LINC Logistics Company as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 16, 2012 (except Note 14 which is dated April 23, 2012, except for the stock-split in Note 14 which is dated May 8, 2012)

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands, except share data)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,554	$5,511
Marketable securities	9,962	16,059
Accounts receivable—net of allowance for doubtful accounts of $2,515 and $3,874, respectively	118,903	112,815
Other receivables	16,720	15,696
Due from affiliates	3,586	1,231
Prepaid income taxes	1,621	4,185
Prepaid expenses and other	10,914	13,220
Deferred income taxes	4,878	3,311

Total current assets	169,138	172,028
Property and equipment, net	127,791	114,200
Goodwill	17,965	17,722
Intangible assets—net of accumulated amortization of $22,237 and $19,206, respectively	7,115	9,490
Other assets	5,360	2,407

Total assets	$327,369	$315,847

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$55,248	$49,909
Due to affiliates	4,093	5,507
Accrued expenses and other current liabilities	17,130	16,727
Insurance and claims	27,246	24,885
Current portion of long-term debt	—	16,385

Total current liabilities	103,717	113,413
Long-term liabilities:
Long-term debt	146,000	66,676
Dividend payable	—	27,000
Deferred income taxes	15,599	9,852
Other long-term liabilities	4,681	4,035

Total long-term liabilities	166,280	107,563
Shareholders’ equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,685,441 and 30,649,815 shares issued; 30,053,912 and 30,082,515 shares outstanding, respectively	30,685	30,649
Paid-in capital	550	65,387
Treasury stock, at cost; 631,529 and 567,300 shares, respectively	(9,316)	(8,325)
Retained earnings	34,589	5,998
Accumulated other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of income taxes of $858 and $1,054, respectively	998	1,608
Foreign currency translation adjustments	(134)	(446)

Total shareholders’ equity	57,372	94,871

Total liabilities and shareholders’ equity	$327,369	$315,847

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Income

Years ended December 31, 2012, 2011 and 2010

(In thousands, except per share data)

	2012	2011	2010
Operating revenues:
Transportation services, including related party amounts of $298, $117 and $388, respectively	$741,650	$740,089	$646,434
Value-added services	174,975	147,814	117,557
Intermodal services, including related party amounts of $2,346, $864 and $89, respectively	120,381	102,769	87,877

Total operating revenues	1,037,006	990,672	851,868

Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $285, $2,344 and $2,304, respectively	592,493	581,980	498,296
Direct personnel and related benefits, including related party amounts of $14,410, $14,044 and $13,617, respectively	163,069	145,841	122,502
Commission expense	42,157	42,593	39,457
Operating expenses (exclusive of items shown separately), including related party amounts of $10,560, $10,521 and $8,744, respectively	71,117	66,313	53,703
Occupancy expense, including related party amounts of $3,850, $3,629 and $4,660, respectively	19,275	18,438	16,688
Selling, general, and administrative, including related party amounts of $3,829, $3,285 and $3,414, respectively	41,159	29,865	30,463
Insurance and claims, including related party amounts of $17,842, $18,156 and $17,253, respectively	20,342	21,843	20,768
Depreciation and amortization	18,237	17,731	17,539

Total operating expenses	967,849	924,604	799,416

Income from operations	69,157	66,068	52,452
Interest income	241	83	199
Interest expense	(4,224)	(2,241)	(1,593)
Other non-operating income	2,778	1,743	5,937

Income before provision for income taxes	67,952	65,653	56,995
Provision for income taxes	20,264	14,207	11,286

Net income	$47,688	$51,446	$45,709

Earnings per common share:
Basic	$1.59	$1.71	$1.50
Diluted	$1.59	$1.71	$1.50
Weighted average number of common shares outstanding:
Basic	30,032	30,121	30,445
Diluted	30,036	30,121	30,445
Pre-merger dividends paid per common share	$1.00	$1.00	$—

Pro Forma earnings per common share—“C” corporation status (unaudited):
Pro Forma provision for income taxes due to LINC Logistics Company conversion to “C” corporation	$11,059	$12,016	$11,037
Earnings per common share:
Basic	$1.22	$1.31	$1.14
Diluted	$1.22	$1.31	$1.14

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2012, 2011 and 2010

(In thousands, except per share data)

	2012	2011	2010
Net Income	$47,688	$51,446	$45,709
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments arising during the period, net of income taxes	566	53	4,805
Realized gains on available-for-sale investments reclassified into income, net of income taxes	(1,176)	(686)	(3,196)
Foreign currency translation adjustments	312	(274)	57

Net gain (loss) recognized in other comprehensive income	(298)	(907)	1,666

Total comprehensive income	$47,390	$50,539	$47,375

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$47,688	$51,446	$45,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,237	17,731	17,539
Gain on sale of marketable equity securities	(2,189)	(1,136)	(5,370)
Loss on disposal of property and equipment	45	2	180
Change in the fair value of acquisition related contingent consideration	16	(137)	(145)
Non-cash charges incurred from LINC	2,442	—	—
Stock-based compensation	586	—	—
Provision for doubtful accounts	1,190	1,306	1,717
Deferred income taxes	4,389	4,289	(664)
Change in assets and liabilities:
Trade and other accounts receivable	(8,076)	(7,865)	(13,076)
Prepaid income taxes, prepaid expenses and other assets	1,276	(4,655)	2,751
Accounts payable, accrued expenses, insurance and claims and other current liabilities	7,922	16,083	(5,138)
Due to/from affiliates, net	(3,769)	(363)	3,252
Other long-term liabilities	646	1,999	130

Net cash provided by operating activities	70,403	78,700	46,885
Cash flows from investing activities:
Capital expenditures	(29,566)	(29,603)	(12,917)
Proceeds from the sale of property and equipment	987	1,190	633
Purchases of marketable securities	(19)	(3,383)	(2,582)
Proceeds from sale of marketable securities	7,500	2,398	11,364
Affiliate notes receivables—LINC	(5,000)	—	4,500
Proceeds from affiliate notes receivable—LINC	5,000	—	—
Payment of earnout obligations related to acquisitions	—	—	(232)
Acquisitions of businesses	(850)	(1,050)	(441)

Net cash (used in) provided by investing activities	(21,948)	(30,448)	325
Cash flows from financing activities:
Proceeds from borrowing—revolving debt	94,871	34,165	16,815
Repayments of debt—revolving debt	(44,871)	(44,664)	(9,880)
Proceeds from borrowing—term debt	82,000	41,082	—
Repayments of debt—term debt	(69,061)	(10,976)	(10,271)
Distributions to LINC shareholders	(95,985)	(53,790)	(31,316)
Dividends paid	(15,499)	(15,555)	—
Purchases of treasury stock	(991)	(1,700)	(4,567)
Payment of earnout obligations related to acquisitions	(206)	(189)	(364)
Capitalized financing costs	(1,752)	(929)	—

Net cash used in financing activities	(51,494)	(52,556)	(39,583)
Effect of exchange rate changes on cash and cash equivalents	82	42	(10)

Net increase (decrease) in cash	(2,957)	(4,262)	7,617
Cash and cash equivalents—January 1	5,511	9,773	2,156

Cash and cash equivalents—December 31	$2,554	$5,511	$9,773

Supplemental cash flow information:
Cash paid for interest	$2,990	$1,668	$1,746

Cash paid for income taxes	$12,759	$13,051	$9,977

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows—Continued

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Distributions to LINC shareholders:
Purchase adjustment pursuant to merger agreement	$(10,102)	$—	$—
Payment of dividend payable	(27,000)	(31,000)	(10,000)
Dividends paid	(58,500)	(22,500)	(21,200)
Distribution for shareholder state tax withholding	(383)	(290)	(116)

Net cash paid	$(95,985)	$(53,790)	$(31,316)

Acquisition of businesses:
Fair value of assets acquired, including goodwill	$1,100	$1,406	$5,825
Liabilities assumed	—	—	(2,453)
Advances made for acquisitions of businesses in 2009	—	—	(2,647)
Payment of acquisitions obligations	—	—	150
Fair value of acquisition obligations	(250)	(356)	(434)

Net cash paid for acquisition of businesses	$850	$1,050	$441

Non-cash financing transactions (Note 9):

During each of the years ended December 31, 2011 and 2010, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90 as a reduction of the loan and as a reduction of the underlying land improvements.

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances—December 31, 2009	$30,649	$65,387	$(2,058)	$(31,496)	$403	$62,885
Net income	—	—	—	45,709	—	45,709
Comprehensive income	—	—	—	—	1,666	1,666
Dividends declared by LINC				(21,200)		(21,200)
LINC distribution for state tax withholding				(116)		(116)
Purchases of treasury stock	—	—	(4,567)	—	—	(4,567)

Balances—December 31, 2010	$30,649	$65,387	$(6,625)	$(7,103)	$2,069	$84,377
Net income	—	—	—	51,446	—	51,446
Comprehensive income	—	—	—	—	(907)	(907)
Dividends paid ($1.00 per share)	—	—	—	(15,555)	—	(15,555)
Dividends declared by LINC	—	—	—	(22,500)	—	(22,500)
LINC distribution for state tax withholding	—	—	—	(290)	—	(290)
Purchases of treasury stock	—	—	(1,700)	—	—	(1,700)

Balances—December 31, 2011	$30,649	$65,387	$(8,325)	$5,998	$1,162	$94,871
Net income	—	—	—	47,688	—	47,688
Comprehensive income	—	—	—	—	(298)	(298)
Dividends paid ($1.00 per share)	—	—	—	(15,499)	—	(15,499)
Dividends declared by LINC	—	—	—	(58,500)	—	(58,500)
LINC distribution for state tax withholding	—	—	—	(383)	—	(383)
LINC purchase adjustment	—	(10,102)	—	—	—	(10,102)
Termination of LINC’s S-Corp status	—	(55,285)	—	55,285	—	—
Stock based compensation	36	550	—	—	—	586
Purchases of treasury stock	—	—	(991)	—	—	(991)

Balances—December 31, 2012	$30,685	$550	$(9,316)	$34,589	$864	$57,372

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(1)	Summary of Significant Accounting Policies

(a)	Business

Universal Truckload Services, Inc., referred to herein as UTSI, or us, we or the Company, through its subsidiaries, is a leading asset-light provider of customized transportation and logistics solutions throughout the United States, Mexico and Canada. We provide our customers with supply chain solutions that can be scaled to meet their changing demands. We offer our customers with a broad array of services across their entire supply chain, including transportation, value-added, and intermodal services. Our customized solutions and flexible business model are designed to provide us with a highly variable cost.

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. At December 31, 2012, we conducted our operation through the following operating and support subsidiaries: Universal Am-Can Ltd., The Mason & Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Lines, Inc., Universal Logistics Solutions, Inc., Universal Logistics Solutions International, Inc., Cavalry Transportation, LLC, Logistics Insight Corporation, Pro Logistics, Inc., LINC Ontario, Ltd., Mohican Transport (a division of LINC Ontario, Ltd.), CTX, Inc., Central Global Express, Inc., On Demand Transport, Inc., OTR Logistics, Inc., Logistics Insight Corporation S. de R.L. de C.V., Stafflinc de Mexico, S. de R.L. de C.V., Flint Special Services, Inc., Logistics Services, Inc., Oakland Logistics Service, Inc., Smyrna Transfer, Inc., St. James Leasing, Inc., LGSI Equipment, Inc. of Wyoming, and LGSI Equipment of Indiana, LLC. All significant intercompany accounts and transactions have been eliminated.

During 2012, we completed the acquisition of LINC Logistics Company (“LINC”) whereby each outstanding share of LINC common stock was converted into the right to receive consideration consisting of 0.700 of a share of common stock of the Company and cash in lieu of fractional shares. This resulted in the issuance of 14,527,332 shares of the Company’s common stock, a payment of $27.60 of cash in lieu of fractional shares, and a working capital adjustment resulting in an additional payment of $10.1 million to the former shareholders of LINC. Our majority shareholders beneficially owned, in the aggregate, 100% of the common stock of LINC. The Company and LINC were under common control, and as such, under US GAAP, the merger was accounted for using the guidance for transactions between entities under common control as described in ASC Topic 805 – “Business Combinations”. In accordance with ASC Topic 805-30, the Company has recognized the assets and liabilities of LINC at their carrying amounts at the date of transfer and adjusted for any inconsistencies in the application of accounting methods subject to preferability. As a result, the financial statements of the Company have been retrospectively revised to reflect the accounts of LINC as if they had been consolidated for all previous periods presented.

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

Our fiscal year consists of four quarters, each with thirteen weeks.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(1)	Summary of Significant Accounting Policies—continued

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

It is our policy to record checks issued in excess of funds on deposit as accounts payable for balance sheet presentation, and include the changes in these positions as cash flows from operating activities in the statements of cash flows. At December 31, 2012 and 2011, accounts payable included reclassification of checks issued in excess of funds on deposit in the amount of $13.4 million and $10.0 million, respectively. The change in the amount of checks issued in excess of funds on deposit of $3.4 million, $8.2 million, and $(3.3) million for 2012, 2011, and 2010, respectively, is included in cash flows from operating activities in the statements of cash flows as a change in accounts payable, accrued expenses and other current liabilities.

(e)	Marketable Securities

At December 31, 2012 and 2011, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense). During the years ended December 31, 2012, 2011 and 2010, the Company received proceeds of $7.5 million, $2.4 million, and $11.4 million from the sale of marketable securities with a combined cost of $5.3 million, $1.2 million, and $6.0 million resulting in a realized gain of $2.2 million, $1.1 million, and $5.4 million, respectively.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At December 31, 2012
Equity Securities	$8,105	$2,077	$(220)	$9,962

At December 31, 2011
Equity Securities	$13,396	$3,347	$(684)	$16,059

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(1)	Summary of Significant Accounting Policies—continued

(e)	Marketable Securities—continued

Included in equity securities at December 31, 2012 were securities with a book basis of $1.6 million and a cumulative loss position of $0.2 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The fair value and gross unrealized holding losses of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2012
Equity securities	$1,222	$117	$164	$103	$1,386	$220

At December 31, 2011
Equity securities	$2,387	$492	$988	$192	$3,375	$684

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the banking, oil and gas, and transportation industries. The fair value and unrealized losses are distributed in 10 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

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

Accounts receivable are recorded at the net invoiced amount, net of an allowance for doubtful accounts, and do not bear interest. They include unbilled amounts for services rendered in the respective period but not yet billed to the customer until a future date, which typically occurs within one month. In order to reflect customer receivables at their estimated net realizable value, we record

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(1)	Summary of Significant Accounting Policies—continued

(f)	Accounts Receivable—continued

charges against revenue based upon current information. These charges generally arise from rate changes, errors, and revenue adjustments that may arise from contract disputes or differences in calculation methods employed by the customer. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and the aging of its outstanding accounts receivable. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Accounts receivable from affiliates are shown separately and include trade receivables from the sale of services to affiliates.

(g)	Property and Equipment

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Description	Life in Years
Transportation equipment	5 -15
Other operating assets	3 - 15
Information technology equipment	2 - 5
Buildings and related assets	10 - 39

The amounts recorded for depreciation expense were $15.2 million, $14.3 million, and $14.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Tire repairs, replacement tires, replacement batteries, consumable tools used in our logistics services, and routine repairs and maintenance on vehicles are expensed as incurred. Parts and fuel inventories are included in prepaid expenses and other current assets. The Company capitalizes certain costs associated with vehicle repairs and maintenance that materially extend the life or increase the value of the vehicle or pool of vehicles.

(h)	Intangible Assets

Intangible assets consist of the cost of customer and agent relationships that have been acquired in business combinations. The gross amount recorded for the agent contracts and customer relationships is $29.4 million and $28.7 million at December 31, 2012 and 2011, respectively. The agent contracts and customer relationships are being amortized over periods ranging from seven to fifteen years which represents the expected average life of the agent and customer relationships. As of December 31, 2012, the weighted average amortization period for customer and agent relationships was approximately 9 years. Accumulated amortization is $22.2 million and $19.2 million as of December 31, 2012 and 2011, respectively. The amounts recorded for amortization expense were $3.0 million, $3.4 million, and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(1)	Summary of Significant Accounting Policies—continued

(h)	Intangible Assets—continued

Estimated amortization expense by year is as follows (in thousands):

2013	$2,108
2014	1,578
2015	978
2016	952
2017	658
Thereafter	841

Total	$7,115

(i)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under FASB Accounting Standards Codification, or ASC, Topic 805 “Business Combinations”, the Company is required to test goodwill for impairment annually (in the Company’s third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. The Company has the option to first assess qualitative factors to determine whether or not it is necessary to perform a two-step quantitative goodwill impairment test. If the Company chooses that option, it would not be required to perform Step 1 of the test unless it determines that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that it is more likely than not, or if the Company chooses not to perform a qualitative assessment, then it may then proceed with Step 1 of the two-step impairment test. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions. The Company estimates the fair value of its reporting units utilizing the income approach through the application of a discounted cash flow analysis. Key assumptions used to determine the fair value of each reporting unit as of the Company’s annual testing date were: (a) future expected cash flows; (b) estimated residual growth rates and (c) discount rates, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital. Additionally, the Company considers its market capitalization in comparison to the fair value of its reporting units. During the third quarter of 2012, the Company completed its goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded its respective carrying value of the net assets. Accordingly, no impairment loss was recognized.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

Balance as of January 1, 2011	$17,231
Business Acquisitions	491

Balance as of December 31, 2011	17,722
Business Acquisitions	243

Balance as of December 31, 2012	$17,965

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(1)	Summary of Significant Accounting Policies—continued

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

(l)	Fair Value of Financial Instruments

For cash equivalents, accounts receivables, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily redeemable or short-term in nature and the liabilities are short-term in nature. Marketable securities, consisting primarily of equity securities, are carried at fair market value as determined by quoted market prices. Our senior debt consists primarily of variable rate borrowings. The carrying value of these borrowings approximates fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

(m)	Deferred Compensation

Deferred compensation relates to the Company’s bonus plans. Annual bonuses may be awarded to certain operating, sales and management personnel based on overall Company performance and achievement of specific employee or departmental objectives. Such bonuses are typically paid in annual installments over a five-year period. All bonus amounts earned by and due to employees in the current year are included in accrued expenses and other current liabilities. Those that are payable in subsequent years are included in other long-term liabilities.

(n)	Closing Costs

Our customers may discontinue or alter their business activity in a location earlier than anticipated, prompting us to exit a customer-dedicated facility. We recognize exit costs associated with operations that close or are identified for closure as an accrued liability in the Consolidated Balance Sheets. Such

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(1)	Summary of Significant Accounting Policies—continued

(n)	Closing Costs—continued

charges include lease termination costs, employee termination charges, asset impairment charges, and other exit-related costs associated with a plan approved by management. If we close an operating facility before its lease expires, costs to terminate a lease are recognized when an early termination provision is exercised, or we record a liability for non-cancellable lease obligations based on the fair value of remaining lease payments, reduced by any existing or prospective sublease rentals. Employee termination costs are recognized in the period that the closure is communicated to affected employees. The recognition of exit and disposal charges requires us to make certain assumptions and estimates as to the amount and timing of such charges. Subsequently, adjustments are made for changes in estimates in the period in which the change becomes known.

(o)	Revenue and Related Expenses

We are the primary obligor when rendering transportation services, value-added services and intermodal services, and we assume the corresponding credit risk with customers. We have discretion in setting sales prices and, as a result, our earnings may vary. In addition, we have discretion to choose and negotiate terms with our multiple suppliers for the services ordered by our customers. This includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when persuasive evidence of an arrangement exists, delivery has occurred at the receiver’s location or for service arrangements after the related services have been rendered, the revenue and related expenses are fixed or determinable and collectability is reasonably assured. Fuel surcharges, where separately identifiable, of $115.2 million, $110.6 million and $67.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, are included in operating revenues.

Our customer contracts could involve multiple revenue-generating activities performed for the same customer. When several contracts are entered into with the same customer in a short period of time, we evaluate whether these contracts should be considered as a single, multiple element contract for revenue recognition purposes. Criteria we consider that may result in the aggregation of contracts include whether such contracts are actually entered into within a short period of time, whether services in multiple contracts are interrelated, or if the negotiation and terms of one contract show or include consideration for another contract or contracts. Our current contracts have not been required to be aggregated, as they are negotiated independently on a standalone basis. Our customers typically choose their vendor and award business at the conclusion of a competitive bidding process for each service. As a result, although we evaluate customer purchase orders and agreements for multiple elements and aggregation of individual contracts into a multiple element arrangement, our current contracts do not meet the criteria required for multiple element contract accounting.

(p)	Insurance & Claims

Insurance and claims expense represents charges for premiums and the accruals made for claims within the Company’s self-insured retention amounts. The accruals are primarily related to auto liability, general liability, cargo and equipment damage, and service failure claims. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported claims based on historical experience and for claims expected to exceed the Company’s policy limits. The Company may also make accruals for personal injury and property damage to third parties, and

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(1)	Summary of Significant Accounting Policies—continued

(p)	Insurance & Claims—continued

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

(q)	Stock Based Compensation

We record compensation expense for the grant of stock based awards. Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period (generally the vesting period of the grant). During 2012, the Company granted 178,137 shares of restricted stock to certain employees with a market price at the date of grant of $16.42. No stock based awards were granted in 2011 or 2010.

(r)	Foreign Currency Translation

The financial statements of the Company’s subsidiaries operating in Mexico and Canada are prepared to conform to U.S. GAAP and translated into U.S. Dollars by applying a current exchange rate. The local currency has been determined to be the functional currency. Items appearing in the Consolidated Statements of Income are translated using average exchange rates during each period. Assets and liabilities of international operations are translated at period-end exchange rates. Translation gains and losses are reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.

(s)	Income Taxes

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(1)	Summary of Significant Accounting Policies—continued

(s)	Income Taxes—continued

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009. In addition, the Company files income tax returns in various state, local and foreign jurisdictions. Historically, the Company has been responsible for filing separate state, local and foreign income tax returns for itself and its subsidiaries. The Company is no longer subject to state income tax examinations for years before 2006.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We recognize interest related to unrecognized tax benefits in income tax expense and penalties in other operating expenses.

(t)	Segment Information

In prior periods, we presented our individual operating segments as one reportable segment. In the fourth quarter of 2012, we acquired LINC and, on December 20, 2012, our board appointed a new chief executive officer, who has the responsibility to allocate resources and to assess the performance of our operating segments. Certain integration activities in connection with our organizational design and our financial reporting system were not concluded as of December 31, 2012. We concluded that LINC should be reported separately from the reportable segment that predated the LINC acquisition. The subsequent finalization of our organizational design and financial reporting systems may result in future modifications of our reportable segments. We report certain financial and descriptive information about the different types of activities in which we engage and geographical areas in which we operate to allow better analysis of past performance and better assessment of risks, returns and prospects for future net cash flows. As such, we provide enterprise-wide disclosures about products, services, geographical areas and major customers.

(u)	Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of its customers and generally does not require collateral. The Company’s customers are generally concentrated in the automotive, wind energy, building materials, machinery and metals industries.

(v)	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05, Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 became effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has presented the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements as a result of the Company’s adoption of ASU 2011-05 beginning with the first quarter of 2012.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, which allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, if the Company chooses that

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(1)	Summary of Significant Accounting Policies—continued

(v)	Recent Accounting Pronouncements—continued

option, the Company would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for impairment tests performed during entities’ fiscal years that begin after December 15, 2011, which for the Company was the impairment test completed during the 3rd quarter of the year. The adoption of the ASU did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

(w)	Unaudited Pro Forma Earnings Per Share

Prior to its acquisition by Universal on October 1, 2012, LINC was an S Corporation for U.S. federal income tax purposes. As a result, LINC had no U.S. federal income tax liability, but had state and local liabilities in certain jurisdictions attributable to earnings as an S Corporation. Pro forma basic and diluted earnings per share have been computed to give effect to the termination of LINC’s S Corporation status and acquisition by Universal, which changes the provision for income taxes for each period presented. We assume a blended statutory federal, state and local rate of 38.5%, 39.9% and 39.2% in 2012, 2011 and 2010, respectively.

The following table sets forth a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	2012	2011	2010
Net income	$47,688	$51,446	$45,709
Pro forma provision for income taxes due to LINC’s conversion to a “C” corporation	11,059	12,016	11,037

Pro forma net income	$36,629	$39,430	$34,672

Pro forma earnings per common share:
Basic	$1.22	$1.31	$1.14
Diluted	$1.22	$1.31	$1.14
Weighted average number of common shares outstanding:
Basic	30,032	30,121	30,445
Diluted	30,036	30,121	30,445

(2)	Business Combinations

Acquisition Accounted for Between Entities Under Common Control

In October 2012, we completed the acquisition of LINC whereby each outstanding share of LINC common stock was converted into the right to receive consideration consisting of 0.700 of a share of common stock of the Company and cash in lieu of fractional shares. This resulted in the issuance of 14,527,332 shares of the Company’s common stock. Our majority shareholders beneficially owned, in the aggregate, 100% of the common stock of LINC. The effects of the retroactive restatement of the

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(2)	Business Combinations—continued

Company’s 2011 and 2010 financial statements for using the guidance for transactions between entities under common control as described in ASC Topic 805 – “Business Combinations” are summarized below (in thousands, except per share data):

	Year ended December 31,
	2011	2010
Total operating revenues:
Universal, as previously reported on Form 10-K for the year ended December 31, 2011	$699,771	$605,943
LINC	290,929	245,938
Elimination of intercompany transactions	(28)	(13)

Universal, as restated	$990,672	$851,868

Net income:
Universal, as previously reported on Form 10-K for the year ended December 31, 2011	$15,813	$12,744
LINC	35,633	32,965

Universal, as restated	$51,446	$45,709

Earnings per common share:
Basic :
Universal, as previously reported on Form 10-K for the year ended December 31, 2011	$1.01	$0.80
Universal, as restated	$1.71	$1.50
Diluted :
Universal, as previously reported on Form 10-K for the year ended December 31, 2011	$1.01	$0.80
Universal, as restated	$1.71	$1.50

Upon closing the merger with LINC on October 1, 2012, we borrowed approximately $149.1 million to repay LINC’s outstanding indebtedness and dividends payable. During 2012, we also expensed transaction fees and other costs related to the merger totaling $8.4 million, which are reflected in selling, general and administrative expenses in the consolidated statements of income.

Acquisitions Accounted for Using the Purchase Method

In May 2012, we acquired certain assets of TFX Incorporated, or TFX, based in Durham, North Carolina through a Limited Asset Purchase Agreement for approximately $1.1 million. TFX is primarily a regional provider of intermodal transportation services strategically positioned to service the primary port areas on the East Coast and the key railheads and major manufacturing centers of the Southern and Midwestern United States. As of December 31, 2012, $0.8 million of the original purchase price was paid in cash. The Company used available cash to finance acquisition payments made through December 31, 2012. The remaining amount is included in accrued expenses and other current liabilities. Pursuant to the acquisition, TFX operates as part of Mason Dixon Intermodal, Inc.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(2)	Business Combinations—continued

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

In March 2011, we acquired certain assets of Hart Transportation, Inc., or Hart, based in Jacksonville, Florida through a Limited Asset Purchase Agreement for approximately $1.4 million. We used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, Hart operates as part of Universal Am-Can, Ltd.

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

In 2010, UTSI acquired the following companies for a total cost of $3.4 million:

•

Effective January 1, 2010, we acquired Cavalry Transportation, LLC and Cavalry Logistics, LLC, or Cavalry, based in Nashville, Tennessee, for $2.7 million. We used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, Cavalry operates as a wholly-owned subsidiary of Universal Truckload Services, Inc.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(2)	Business Combinations—continued

•

Effective January 1, 2010, we acquired certain assets of TSD Transportation L.P., or TSD, based in Texarkana, Texas, for $0.7 million. We used cash and cash equivalents to finance the acquisition. Pursuant to the acquisition, TSD operates as part of Louisiana Transportation, Inc., a wholly-owned subsidiary of Universal Truckload Services, Inc.

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

(3)	Accounts Receivable

Accounts receivable amounts appearing in the financial statements include both billed and unbilled receivables. We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $14.1 million and $12.5 million at December 31, 2012 and 2011, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2012	2011	2010
Balance at beginning of year	$3,874	$5,217	$6,167
Provision for doubtful accounts	1,190	1,306	1,717
Acquisition of businesses	—	—	43
Uncollectible accounts written off	(2,549)	(2,649)	(2,710)

Balance at end of year	$2,515	$3,874	$5,217

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(4)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2012	2011
Transportation equipment	$147,733	$134,461
Land, buildings and related assets	66,936	65,312
Other operating assets	26,697	20,125
Information technology equipment	10,849	11,060
Construction in process	2,312	3,247

	254,527	234,205
Less accumulated depreciation	(126,736)	(120,005)

Total	$127,791	$114,200

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following items at December 31 (in thousands):

	2012	2011
Payroll related items	$6,582	$5,848
Driver escrow liabilities	5,769	5,429
Commissions, taxes and other	4,779	5,450

Total	$17,130	$16,727

Closing Costs

To align our operations with market conditions and customer requirements, we respond to our largest customers’ restructuring and realignment plans as they evolve.

Lease termination costs reflect the exercise, where applicable, of early termination rights or obligations in a real estate lease contract or a liability for non-cancellable lease obligations, based on aggregate remaining lease payments to the landlord, offset by the fair value of prospective sublease income following the cease-use date.

In the fourth quarter of 2009, we announced plans to close our operation in Pontiac, Michigan, following the cancellation of a contract with a nearby GM assembly plant that ceased operations. We recognized closing-related costs for two leased facilities totaling $1.2 million, which is net of agreed payments from GM over a two-year period to settle the early termination of our contract.

In the fourth quarter of 2011, we announced plans to close five small freight consolidation centers in Europe. This action followed the decision by a customer to change its European supply chain management model. Our operations in Europe were first established earlier in 2011 to support this customer, an automotive industry supplier, and we incurred various start-up costs and contractual commitments. Lacking replacement business, our five consolidation centers discontinued service and the facilities were closed prior to December 31, 2011, resulting in a $0.3 million net charge to Occupancy Expense for lease termination costs, a $0.2 million charge to Personnel and Related Benefits, and a $0.4 million net charge to Operating Expenses (exclusive of items shown separately)

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(5)	Accrued Expenses and Other Current Liabilities—continued

for related early-termination charges. Severance and benefit-related costs relate to negotiated or statutory benefits paid to five employees of our German subsidiary. Where applicable, charges are net of negotiated settlements of lease obligations for real estate, and with subcontractors, vendors and lessors (in thousands).

	Lease termination and facility exit costs	Severance and benefit costs	Fixed asset impairment / disposals	Other	Total
Balance—December 31, 2010	$(1,478)	$—	$—	$221	$(1,257)
Charges incurred in 2011	306	245	199	158	908
Adjustments to previous charges	(605)	—	199	(88)	(494)
Cash transactions, net	1,360	—	—	(226)	1,134
Non-cash charges	—	—	(398)	—	(398)

Balance—December 31, 2011	$(417)	$245	$—	$65	$(107)
Charges incurred in 2012	—	—	—	—	—
Adjustments to previous charges	(102)	(2)	—	(44)	(148)
Cash transactions, net	612	(243)	—	(114)	255

Balance—December 31, 2012	$93	$—	$—	$(93)	$—

The balance as of the end of each period shown in the above table also reflects timing differences which occur between expenses and off-setting sub-lease and/or contract settlement payments.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(6)	Debt

Debt is comprised of the following:

	Interest Rates at December 31, 2012	December 31,
		2012	2011
Outstanding Debt:
Syndicated credit facility
$110 million revolving credit facility	LIBOR + 1.60%	$64,000	$—
$60 million equipment financing facility	LIBOR + 1.85%	32,000	—
$50 million term loan	LIBOR + 2.75%	50,000	—
UBS secured borrowing facility	LIBOR + 0.85%	—	—
KeyBank $20 million unsecured line of credit	NA	—	—
LINC Debt, paid upon merger:
Comerica syndicated credit facility
$40 million revolving credit facility	NA	—	14,000
$25 million equipment financing facility	NA	—	11,082
$30 million term loan	NA	—	30,000
Comerica Bank secured revolving credit facility	NA	—	—
Fifth Third Bank -
Equipment financing facility	NA	—	2,979
$6 million revolving credit facility	NA	—	—
$9 million term loan	NA	—	—
Dividend Distribution Promissory Note	NA	—	25,000

		146,000	83,061
Less current portion		—	16,385

Total long-term debt		$146,000	$66,676

Syndicated credit facility

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

Upon closing the merger with LINC on October 1, 2012, we borrowed approximately $149.1 million to repay LINC’s outstanding indebtedness and dividends payable via the new Credit Agreement.

$110 million Revolving Credit Facility

The revolving credit facility is available to refinance existing indebtedness and to finance working capital through August 28, 2017. Two interest rate options are applicable to advances borrowed pursuant to the facility: Eurodollar-based advances and base rate advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.35% to

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(6)	Debt—continued

2.10% based on our ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. As an alternative, base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.35% to 1.10%. The base rate is the greater of the prime rate announced by Comerica Bank, the federal funds effective rate plus 1.0%, or the daily adjusting LIBOR rate plus 1.0%. At December 31, 2012, interest accrued at 1.81% based on 30-day LIBOR.

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10 million Swing Line sub-facility, which is provided by Comerica Bank, and a $5.0 million letter of credit sub-facility. Swing Line advances incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by Comerica Bank in its sole discretion. The Company did not have any amounts outstanding under the Swing Line at December 31, 2012, and there were no letters of credit issued against the line.

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.5%, depending on our ratio of total debt to EBITDA. Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment. Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable of our principal operating subsidiaries, pursuant to a monthly borrowing base certificate. At December 31, 2012, our $64.0 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $91.9 million, of which, $78.2 million were available for borrowing against pursuant to the agreement.

$60 million Equipment Credit Facility

The equipment credit facility is available to refinance existing indebtedness and to finance capital expenditures including in connection with acquisitions. Borrowings under the equipment credit facility may be made until August 28, 2015, and such borrowings shall be repaid in quarterly installments equal to 1/28th of the aggregate amount of borrowings under the equipment credit facility commencing on April 1, 2014.

The two interest rate options that apply to revolving credit facility advances also apply to equipment credit facility advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.60% to 2.60% based on our ratio of total debt to EBITDA. Base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.60% to 1.60%. The equipment credit facility is subject to an unused fee, which is payable quarterly in arrears, of 0.5%. At December 31, 2012, interest accrued at 2.06% based on 30-day LIBOR.

$50 million Term Loan

Proceeds of the term loan were advanced on October 1, 2012 and used to refinance existing indebtedness of LINC. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(6)	Debt—continued

EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At December 31, 2012, interest accrued at 2.96% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

The Credit Agreement requires the Company to repay the borrowings made under the term loan facility and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of the Company’s annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. Mandatory prepayment of the term loan was $0 as of December 31, 2012. The Company may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, the Company may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company’s material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes annual, quarterly and ad hoc financial reporting requirements and financial covenants requiring the Company to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. Specifically, we may not exceed a maximum senior debt to EBITDA ratio, as defined, of 2.5:1 and a maximum total debt to EBITDA ratio, as defined, of 3.0:1. We must also maintain a fixed charge coverage ratio, as defined, of not less than 1.25:1. As of December 31, 2012, the Company was in compliance with its debt covenants.

UBS Secured Borrowing Facility

The Company also maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.85% (effective rate of 1.06% at December 31, 2012), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit. The Company did not have any amounts outstanding under its line of credit at December 31, 2012 or 2011, and the maximum available borrowings under the line of credit were $5.1 million and $8.4 million, respectively.

KeyBank Unsecured Line of Credit

On October 24, 2011, the Company and KeyBank entered into a Change in Terms Agreement to the Amended and Restated Loan Agreement and Promissory Note dated October 25, 2010, collectively

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(6)	Debt—continued

referred to as the Key Loan Agreement, whereby the maturity date of the existing Amended and Restated Loan Agreement and Promissory Note was extended to October 23, 2012. On October 1, 2012, we terminated the Key Loan Agreement.

Cuyahago County Loan

In May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement with the County required Realty to make quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County forgave $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction of the loan and as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal was due at maturity on January 31, 2011; however, in June 2010, the Company repaid $550,000 of the remaining principal balance.

Debt Repaid Upon Merger with LINC

April 2011 Debt Refinancing

On April 21, 2011, LINC executed a Revolving Credit and Term Loan Agreement with a syndicate of banks to refinance a substantial portion of outstanding secured debt and a portion of outstanding dividend payable to CenTra. The syndicated senior secured loan package included a $40 million revolving credit facility, a $25 million equipment credit facility, and a $30 million senior secured term loan. Comerica Bank acted as lead arranger for the agreement and was the administrative agent.

Pursuant to the credit facilities, LINC immediately borrowed an aggregate $61.0 million, including a $19.9 million revolver advance, an $11.1 million advance pursuant to the equipment credit facility, and the entire $30 million senior secured term loan. LINC paid $31.0 million of the $58.0 million dividend payable due from LINC to CenTra at April 21, 2011. Funds were also used to repay outstanding advances totaling $23.0 million and to terminate an existing Comerica Bank Secured Revolving Credit Facility and a prior subordination agreement. Proceeds from the refinancing were also used to repay $3.8 million outstanding pursuant to the Fifth Third Bank Term Loan, which was then terminated. The Fifth Third Bank Revolving Credit Facility, which had no outstanding borrowings at April 21, 2011, was also terminated. LINC also repaid $2.3 million of the $8.1 million principal outstanding on our Fifth Third Bank Equipment Financing Facility at April 21, 2011, plus accrued interest.

$40 million Revolving Credit Facility

The revolving credit facility was available to refinance existing indebtedness and to finance working capital through April 21, 2014. At December 31, 2011, interest accrued at 2.04% based on 30-day LIBOR. Borrowings outstanding at any time under the revolving credit facility were limited to the value of eligible accounts receivable of LINC’s principal operating subsidiaries, pursuant to a monthly borrowing base certificate. At December 31, 2011, the $14.0 million revolver advance was secured by, among other assets, eligible accounts receivable totaling $35.7 million.

$25 million Equipment Credit Facility

The equipment credit facility was available to refinance existing indebtedness and to finance capital expenditures including in connection with acquisitions through advances available until April 21, 2014.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(6)	Debt—continued

Commencing on each anniversary date of the facility, equipment credit advances made during the prior year are repaid quarterly based on four-year, straight line amortization. The original maturity date of the overall facility was April 21, 2016. At December 31, 2011, interest accrued at 2.04% based on 30-day LIBOR.

$30 million Senior Secured Term Loan

Proceeds of the term loan were advanced on April 21, 2011 and used to fund initial distributions described in the Revolving Credit and Term Loan Agreement. The outstanding principal balance was originally due on April 21, 2016. The term loan was to be paid in full from the anticipated net cash proceeds from an IPO or any new subordinated debt, and from 50% of the net cash proceeds from any other equity issuance. Excess cash flow was calculated for each year, beginning with the year ending December 31, 2011, based on net income for such year and adjusted for changes in working capital, capital expenditures, and for scheduled, mandatory and optional payments of funded debt. Mandatory prepayment of the term loan equal to 50% of calculated excess cash flow, or $11.3 million as of December 31, 2011, was due June 30 of the year following calculation. On June 25, 2012, LINC executed an amendment extending the due date of this payment for fiscal year 2011, to September 30, 2012. At December 31, 2011, interest accrued at 3.29% based on 30-day LIBOR.

As security for all indebtedness pursuant to the syndicated Revolving Credit and Term Loan Agreement, LINC granted to Comerica Bank, as lead arranger, a continuing lien on and security interest in substantially all tangible and intangible property of LINC’s significant domestic operating subsidiaries, in assets acquired by LINC in the future with advances from the $25 million equipment credit facility, and in the stock or other ownership interests of LINC’s significant domestic subsidiaries and international subsidiaries, the latter limited to a 65% interest. Collateral property included LINC’s trade accounts receivable; property and equipment with a net book value of $19.4 million at December 31, 2011, a substantial portion of which relates to LINC’s Mexican operation; and other assets with a carrying value of $1.0 million. LINC also executed a mortgage on LINC’s corporate headquarters, which was acquired in 2007 for $1.2 million. The collateral excludes certain tractors and trailers that are subject to liens securing a single note that remains outstanding after April 21, 2011 in connection with the Fifth Third Bank Equipment Financing Facility, which was amended on that date.

Concurrent with execution of the Revolving Credit and Term Loan Agreement, LINC executed a debt subordination agreement among Comerica Bank, as agent, LINC, and DIBC Investments, Inc., an affiliate and successor through assignment to LINC’s former ownership of LINC’s Dividend Distribution Promissory Note. As a result of this action, the Dividend Distribution Promissory Note was not considered a senior liability of the Company, as that term is defined and used in the Revolving Credit and Term Loan Agreement. Previous subordination agreements dated February 9, 2009 with Comerica Bank and dated May 19, 2009 with Fifth Third Bank were terminated.

In connection with the terminations of the Fifth Third Bank Revolving Credit Facility and Term Loan, and also the payoff of notes totaling $2.3 million, LINC amended the Fifth Third Bank Equipment Financing Facility. Various cross-default, cross-collateralization, security arrangements and the subordination agreement entered into on May 19, 2009 among Fifth Third Bank, LINC, and the former parent, CenTra, Inc. were terminated. Upon conclusion of the April 2011 Debt Refinancing, one note remained outstanding under the Fifth Third Bank Equipment Financing Facility. It was issued by a subsidiary of Logistics Insight Corporation.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(6)	Debt—continued

Comerica Bank Secured Revolving Credit Facility

On March 29, 2007, LINC executed a $35.0 million revolving credit facility with Comerica Bank. On February 9, 2009, Comerica Bank, LINC, and LINC’s former parent, CenTra, entered into a Debt Subordination Agreement in which, effective December 31, 2008, CenTra agreed to subordinate repayment of our $25 million Dividend Distribution Promissory Note to revolving credit facility obligations owed by LINC to Comerica Bank. The revolving credit facility was amended and restated on February 18, 2010, extending the initial term through July 1, 2011 while reducing maximum permitted indebtedness to $32.0 million, modifying applicable interest rates, and adjusting financial covenants and other terms. On December 17, 2010, LINC concluded a second amendment to the amended and restated credit facility, extending the expiration date of the facility to July 31, 2012, and restoring maximum permitted indebtedness to $35 million. The credit facility was paid in full and terminated on April 21, 2011.

Fifth Third Bank Revolving Credit Facility and Term Loan

On May 19, 2009, one of LINC’s principal operating subsidiaries, Logistics Insight Corporation, executed a Restated Business Loan Agreement with Fifth Third Bank to refinance $11.9 million of borrowings outstanding on that day, pursuant to an existing $15 million revolving credit facility with the bank. The new agreement provided a $6 million, two-year revolving credit facility and a $9 million amortizing term loan. On April 21, 2011, this credit facility was terminated.

Fifth Third Bank Equipment Financing Facility

On December 18, 2006, LINC refinanced a substantial portion of its transportation equipment, including the rolling stock transferred to LINC by subsidiaries of its former parent on September 30, 2006. Two subsidiaries of Logistics Insight Corporation executed a $25.0 million equipment financing facility with Fifth Third Bank. Effective January 2, 2008, LINC consolidated four outstanding promissory notes due to Fifth Third Bank with aggregate principal value of $24.2 million into two separate term loans, per the original equipment financing facility. On April 21, 2011, two of the three notes were paid in full. At December 31, 2011, the principal outstanding pursuant to the remaining outstanding term note totaled $3.0 million, which was collateralized by transportation equipment with a carrying amount of $3.8 million.

The outstanding term note bore interest at a variable, per annum rate equal to the sum of 30-day LIBOR plus 1.35% with a one-time option to change the applicable interest rate to a variable, per annum rate equal to Fifth Third Bank’s prime rate, less 1.5%. At December 31, 2011, interest accrued at 1.65% based on 30-day LIBOR. Variable interest on term loans was paid monthly in arrears.

Dividend Distribution Promissory Note

On December 31, 2008, LINC issued a $25.0 million Dividend Distribution Promissory Note due December 31, 2013 to CenTra, its former parent and an affiliate of the Company. The promissory note was issued in connection with extending the maturity and reducing to $68.0 million the value of the outstanding payment obligation pursuant to our existing dividend payable to CenTra. On December 22, 2010, upon receipt of required consents from both Comerica Bank and Fifth Third Bank, LINC paid $10.0 million to CenTra to further reduce the outstanding dividend payable. Concurrent with the April 2011 debt refinancing, LINC paid an additional $31.0 million to CenTra on April 21, 2011. As of

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(6)	Debt—continued

December 31, 2011, a net dividend payable totaling $27.0 million was outstanding. Any unpaid amount was payable in cash on or before December 31, 2013. At December 31, 2011, interest accrued at a fixed rate of 1.64%.

Maturities

The following table reflects the maturities of our principal repayment obligations as of December 31, 2012 (in thousands):

Years Ending December 31	Revolving Credit Facilities	Equipment Financing Facilities	Term Loan	Total
2013	$—	$—	$—	$—
2014	—	4,571	—	4,571
2015	—	4,571	—	4,571
2016	—	4,571	—	4,571
Thereafter	64,000	18,287	50,000	132,287

Total	$64,000	$32,000	$50,000	$146,000

(7)	Fair Value Measurement and Disclosures

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(7)	Fair Value Measurement and Disclosures—continued

The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$23	$—	$—	$23
Marketable securities	9,962	—	—	9,962

Total Assets	$9,985	$—	$—	$9,985

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$79	$—	$—	$79
Marketable securities	16,059	—	—	16,059

Total Assets	$16,138	$—	$—	$16,138

(8)	Transactions with Affiliates

Through December 31, 2004, UTSI was a wholly-owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of UTSI’s common stock to the shareholders of CenTra. Subsequent to our initial public offering in 2005, our majority shareholders retained and continue to hold a controlling interest in UTSI. CenTra provides administrative support services to UTSI, including legal, human resources, and tax services. The cost of these services is based on the actual or estimated utilization of the specific services. Management believes these charges are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity.

In addition to the administrative support services described above, UTSI purchases other services from affiliates. Following is a schedule of cost incurred for services provided by affiliates for the years ended December 31 (in thousands):

	2012	2011	2010
Administrative support services	$2,535	$2,019	$2,350
Truck fueling and maintenance	3,850	3,629	4,660
Real estate rent and related costs	10,787	11,319	9,548
Insurance and employee benefit plans	33,657	33,529	31,988
Contracted transportation services	285	2,344	2,304

Total	$51,114	$52,840	$50,850

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(8)	Transactions with Affiliates—continued

In connection with our transportation services, we also routinely cross the Ambassador Bridge between Detroit, Michigan and Windsor Ontario, and we pay tolls and other fees to certain related entities which are under common control with CenTra. CenTra also charges us for the direct variable cost of various maintenance, fueling and other operational support costs for services delivered at their trucking terminals that are geographically remote from our own facilities. Such activities are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At December 31, 2012 and 2011, amounts due to affiliates were $4,093 and $5,507, respectively

A significant number of our transportation and logistics service operations are located at facilities leased from affiliates. At 34 facilities, occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly. Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility. However, we are not limited to such arrangements. See Note 10, “Operating Leases” for further information regarding the cost of leased properties.

We purchase workers’ compensation, property and casualty, and other general liability insurance from an insurance company controlled by our majority shareholders. Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Services provided by UTSI to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Following is a schedule of services provided to CenTra and affiliates for the years ended December 31 (in thousands):

	2012	2011	2010
Transportation and intermodal services	$2,644	$981	$477
Truck fueling and maintenance	227	798	804
Administrative and customer support services	111	63	54

Total	$2,982	$1,842	$1,335

At December 31, 2012 and 2011, amounts due from Affiliates were $3,586 and $1,231, respectively.

We have also retained the law firm of Sullivan Hincks & Conway to provide legal services. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Amounts paid for legal services during 2012, 2011 and 2010 were $144,000, $340,000 and $341,000, respectively.

On October 1, 2012, we completed the acquisition of LINC. Our principal shareholders beneficially owned, in the aggregate, 100% of the common stock of LINC. See Note 2 “Business Combinations—Acquisition Accounted for Between Entities Under Common Control”.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(9)	Income Taxes

The provision for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2012	2011	2010
Current:
U.S. Federal	$12,554	$3,454	$7,139
State	1,740	5,412	3,787
Foreign	1,586	1,041	1,026
Deferred:
U.S. Federal	4,155	5,263	(343)
State	354	(889)	(294)
Foreign	(125)	(74)	(29)

Total	$20,264	$14,207	$11,286

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2012		2011
	Current	Long-term	Current	Long-term
Domestic deferred tax assets:
Allowance for doubtful accounts	$812	$—	$828	$—
Other assets	—	3,128	21	1,752
Accrued expenses	6,618	—	4,343	—

Total domestic deferred tax assets	7,430	3,128	5,192	1,752

Domestic deferred tax liabilities:
Prepaid expenses	(1,650)	—	(1,368)	—
Marketable securities	(902)	—	(613)	—
Property and equipment	—	(19,000)	(40)	(11,604)

Total domestic deferred tax liabilities	(2,552)	(19,000)	(2,021)	(11,604)

Foreign deferred tax asset
Other assets	—	667	504	—
Valuation allowance—foreign	—	(394)	(364)	—

Total foreign deferred tax asset	—	273	140	—

Net deferred tax asset (liability)	$4,878	$(15,599)	$3,311	$(9,852)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the domestic and foreign deferred tax assets will not be realized. The deferred tax assets and liabilities were reviewed separately by jurisdictions when measuring the need for valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(9)	Income Taxes—continued

deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the domestic deferred tax assets are expected to reverse, and the Company’s ability to generate future capital gains, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Thus, no valuation allowance has been established for the domestic deferred tax assets. Based on the anticipated earnings projections of the foreign subsidiaries, management has recorded a full valuation allowance for the deferred tax assets associated with the German subsidiary. The amount of the domestic and foreign deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or capital gains contemplated under tax planning strategies are not realized.

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2012	2011	2010
Federal statutory rate	35%	35%	35%
S-Corp earnings taxed at shareholder level	-14%	-20%	-21%
Non-deductible merger costs	3%	0%	0%
LINC tax status change	4%	0%	0%
State, net of federal benefit	2%	6%	5%
Foreign	0%	1%	1%

Effective tax rate	30%	22%	20%

Prior to LINC’s acquisition by UTSI on October 1, 2012, LINC was an S Corporation for U.S. federal income tax purposes. As a result, LINC had no U.S. federal income tax liability, but had state and local liabilities in certain jurisdictions attributable to earnings as an S Corporation. See Note 1(w) “Unaudited Pro Forma Earnings Per Share”. The merger transaction resulted in a termination of the S election for LINC, and LINC is now treated as a C corporation subject to federal income taxes. The tax rate adjustment accounts for the periods before the change in LINC’s federal tax status. Additionally, in connection with the acquisition by a C Corporation, the Company recorded the federal component of the deferred tax accounts resulting in the recognition of additional income tax expense of $2.5 million.

As of December 31, 2012, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.7 million. These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. At December 31, 2012, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months. As of December 31, 2012, the amount of accrued interest and penalties was $0.1 million and $0.1 million, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(9)	Income Taxes—continued

The changes in the Company’s gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2012	2011
Unrecognized tax benefit—beginning of year	$687	$632
Increases related to prior year tax positions	12	120
Increases related to current year tax positions	42	55
Decreases related to prior year tax positions	—	(120)
Settlements with taxing authorities	—	—
Lapse of statutes of limitations	—	—

Unrecognized tax benefit—end of year	$741	$687

(10)	Operating Leases

The Company leases office space, warehouses, freight distribution centers, terminal yards and equipment under non-cancelable operating leases. Except where we deliver services within facilities provided by our customers, we lease all warehouse and freight distribution centers used in our logistics operations, often in connection with a specific customer program. Where facilities are substantially dedicated to a single customer and our lease is with an independent property owner, we attempt to align lease terms with the expected duration of the underlying customer program. Except as described in Note 8, “Transactions with Affiliates”, facilities rented from affiliates are generally occupied pursuant to month-to-month lease agreements.

In most cases, we expect our facility leases will be renewed or replaced by other leases in the ordinary course of business. Where possible, we contractually secure the recovery of certain occupancy costs, including rent, during the term of a customer program. Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2012 are as follows (in thousands):

Years Ending December 31	Leases with Affiliates	Third Party Leases	Total
2013	$6,005	$4,799	$10,804
2014	3,026	1,682	4,708
2015	1,734	975	2,709
2016	1,021	—	1,021
2017	801	—	801
Thereafter	1,148	—	1,148

Total	$13,735	$7,456	$21,191

Rental expense for facilities, vehicles and other equipment leased from third parties approximated $10.7 million, $9.5 million and $10.5 million for the years ended December 31, 2012, 2011 and 2010.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(11)	Comprehensive Income

Comprehensive income includes the following for the years ended December 31 (in thousands):

	2012	2011	2010
Unrealized holding gains (losses) on available-for-sale investments arising during the period:
Gross amount	$1,383	$33	$8,103
Income tax (expense) benefit	(817)	20	(3,298)

Net of tax amount	$566	$53	$4,805

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$(2,189)	$(1,136)	$(5,370)
Income tax expense	1,013	450	2,174

Net of tax amount	$(1,176)	$(686)	$(3,196)

Foreign currency translation adjustments	$312	$(274)	$57

The unrealized holding gains and losses on available-for-sale investments represent mark-to-market adjustments net of related income taxes.

(12)	Retirement Plans

The Company offers 401(k) defined contribution plans to our employees. The plans are administered by a company controlled by our principal shareholders and include different matching provisions depending on which subsidiary or affiliate is involved. In the plans available to certain employees not subject to collective bargaining agreements, we matched contributions up to $600 annually for each employee who is not considered highly compensated through December 31, 2008, after which some matching contributions were suspended as a response to market conditions at certain subsidiaries. Three other 401(k) plans are provided to employees of specific operations and offer matching contributions that range from zero to $2,080 per participant annually. The total expense for contributions for 401(k) plans, including plans related to collective bargaining agreements, was $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In connection with a collective bargaining agreement that covered 11 Canadian employees at December 31, 2012, we are required to make defined contributions into the Canada Wide Industrial Pension Plan. At December 31, 2012 and 2011, the required contributions totaled approximately $28,000 and $21,000, respectively.

Great American Lines, Inc., a wholly owned subsidiary of the Company, maintained a Simplified Employee Pension Plan, which is a defined contribution plan and covers all full-time employees. Eligibility requirements include completion of one year of service and attaining the age of 21. Contributions to the plan are at management’s discretion. No contributions were made under this plan for the years ended December 31, 2012, 2011 or 2010.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

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

On December 20, 2012, the Company granted 178,137 shares of restricted stock to certain of its employees. The restricted stock grants vested 20% on December 20, 2012, and an additional 20% will vest on each anniversary of the grant through December 20, 2016, subject to continued employment with the Company.

A summary of the status of the Company’s nonvested shares as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	—	$—
Granted	178,137	$16.42
Vested	(35,626)	$16.42
Forfeited	—	$—

Balance at December 31, 2012	142,511	$16.42

As of December 31, 2012, there was $2.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4 years. The total fair value of shares vested during the year ended December 31, 2012 was $0.6 million.

(14)	Commitments and Contingencies

The Company’s principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

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

At December 31, 2012, approximately 28.3% of our employees are subject to collective bargaining agreements that are renegotiated periodically, of which 9.5% are subject to contracts that expire in 2013.

(15)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding, including outstanding non-vested restricted stock, plus the incremental shares that would have been outstanding

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(15)	Earnings Per Share—continued

upon the assumed exercise of all dilutive stock options. As of December 31, 2012 there were 4,597 weighted average non-vested shares of restricted shares included in the denominator for the calculation of diluted earnings per share.

For each of the years ended December 31, 2011 and 2010, 187,500 expired options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(16)	Quarterly Financial Data (unaudited)

In October 2012, we completed the acquisition of LINC. Our majority shareholders beneficially owned, in the aggregate, 100% of the common stock of LINC. See Notes 1(b) “Basis of Presentation” for further information. The effects of the retroactive restatement of the Company’s quarterly unaudited financial data for all periods prior to the acquisition are summarized below (in thousands, except per share data):

	2012
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$255,992	$264,968	$256,898	$259,148
Operating income	17,395	19,248	18,893	13,621
Income before income taxes	17,103	19,123	19,359	12,367
Provision for income taxes	2,664	3,378	4,307	9,915

Net income	$14,439	$15,745	$15,052	$2,452

Earnings per common share:
Basic	$0.48	$0.52	$0.50	$0.08
Diluted	$0.48	$0.52	$0.50	$0.08
Weighted average number of common shares outstanding:
Basic	30,065	30,022	30,018	30,023
Diluted	30,065	30,022	30,018	30,041

	2011
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$227,194	$253,527	$261,965	$247,986
Operating income	14,593	17,697	18,992	14,786
Income before income taxes	15,193	17,266	18,600	14,594
Provision for income taxes	2,777	3,042	4,475	3,913

Net income	$12,416	$14,224	$14,125	$10,681

Earnings per common share:
Basic	$0.41	$0.47	$0.47	$0.36
Diluted	$0.41	$0.47	$0.47	$0.36
Weighted average number of common shares outstanding:
Basic	30,159	30,141	30,102	30,082
Diluted	30,159	30,141	30,102	30,082

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

(17)	Segment Reporting

As of December 31, 2012, management evaluated our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria. Certain integration activities in connection with our acquisition of LINC on October 1, 2012 were not concluded as of December 31, 2012. As such, we concluded that LINC’s financial performance should be presented separately from our single reportable segment that predated the acquisition. The accounting policies for each reportable segment are the same. LINC is an asset-light, third party provider of supply chain logistics services, including value-added, transportation and specialized services. The reportable segment as previously reported is an asset-light provider of both transportation and intermodal services.

The following tables summarize information about the Company’s segments as of and for the fiscal years ending December 31, 2012, 2011 and 2010 (in thousands):

2012	LINC	Pre-merger Reportable Segment	Total
Operating revenues	$309,619	$727,387	$1,037,006
Eliminated inter-segment revenues	—	136	136
Depreciation and amortization	6,125	12,112	18,237
Income from operations	45,466	23,691	69,157
Capital expenditures	13,103	16,463	29,566
Total assets	79,239	248,130	327,369

2011	LINC	Pre-merger Reportable Segment	Total
Operating revenues	$290,929	$699,743	$990,672
Eliminated inter-segment revenues	—	28	28
Depreciation and amortization	6,094	11,637	17,731
Income from operations	41,677	24,391	66,068
Capital expenditures	8,559	21,044	29,603
Total assets	73,036	242,811	315,847

2010	LINC	Pre-merger Reportable Segment	Total
Operating revenues	$245,938	$605,930	$851,868
Eliminated inter-segment revenues	—	13	13
Depreciation and amortization	6,543	10,996	17,539
Income from operations	37,085	15,367	52,452
Capital expenditures	2,661	10,256	12,917
Total assets	67,858	226,983	294,841

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, 2011 and 2010

The Company provides a portfolio of transportation and logistics services to a wide range of customers throughout the United States, Mexico, Canada, and to a lesser extent, Europe and other countries around the world. Revenues for selected services as provided to the chief operating decision maker are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Transportation services	$741,650	$740,089	$646,434
Value-added services	174,975	147,814	117,557
Intermodal services	120,381	102,769	87,877

Total	$1,037,006	$990,672	$851,868

Revenues are attributed to geographic areas based upon completion of the underlying service at the point of delivery. In some instances, we are paid one rate for “round-trip” services that originate and terminate in Canada, but have destinations in the United States. In those instances we allocate half of the total revenue to Canada and half to the United States (in thousands).

	Year Ended December 31,
	2012	2011	2010
United States	$999,668	$955,189	$814,212
Mexico	20,266	16,017	17,511
Canada	13,407	14,628	15,608
Europe	2,057	3,040	835
Other	1,608	1,798	3,702

Total	$1,037,006	$990,672	$851,868

Net long-lived property and equipment assets are presented in the table below (in thousands):

	Year Ended December 31,
	2012	2011
United States	$117,910	$109,762
Mexico	9,791	4,333
Canada	90	105

Total	$127,791	$114,200

(18)	Subsequent Events

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

There were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal years 2012 or 2011.

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, including in connection with our acquisition of LINC Logistics Company on October 1, 2012, pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the SEC filing deadlines for these reports specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2012 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Such report appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited Universal Truckload Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Truckload Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Truckload Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Detroit, Michigan

March 18, 2013

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item concerning the Directors and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, and is incorporated herein by reference. The information required by this Item concerning Director Independence, the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is set forth under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation and Stock Option Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity and Related Stockholder Matters” in Part II, Item 5 of this report, and is incorporated by reference herein.

The information required by this Item pursuant to Item 403 of Regulation S-K is set forth under the captions “Security Ownership by Management and Others” and “Equity Compensation Plan Information,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Transactions With Management and Others” and “Transactions With Management and Others and Certain Business Relationships” and “Compensation Committee Interlocks and Insider Participation,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2012, and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the captions “Report of the Audit Committee” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2012, and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Page
Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets	56
Consolidated Statements of Income	57
Consolidated Statements of Comprehensive Income	58
Consolidated Statements of Cash Flows	59
Consolidated Statements of Shareholders’ Equity	61
Notes to Consolidated Financial Statements	62

(2) Financial Statement Schedules
Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report filed on November 1, 2012 (Commission File No. 000-51142))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 ((Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012 (Commission File No. 000-51142))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

10.1+	Employment agreement, dated December 20, 2012, by and between Universal Truckload Service, Inc. and H.E. “Scott” Wolfe (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2012 (Commission File No. 000-51142))

10.2+	Employment agreement, dated December 20, 2012, by and between Universal Truckload Service, Inc. and Robert E. Sigler (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 26, 2012 (Commission File No. 000-51142))

10.3	Revolving Credit and Term Loan Agreement, dated as of August 28, 2012, among Universal Truckload Services, Inc., the lenders parties thereto and Comerica Bank, as administrative agent, arranger and documentation agent ((Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 31, 2012 (Commission File No. 000-51142))

21.1*	Subsidiaries of Universal Truckload Services, Inc.

23.1*	Consent of KPMG LLP, independent registered public accounting firm

23.2*	Consent of Grant Thornton, independent registered public accounting firm

Exhibit No.	Description

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

By:	/s/ DAVID A. CRITTENDEN
David A. Crittenden, Chief Financial Officer and Treasurer

Date: March 18, 2013

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints H. E. “Scott” Wolfe and David A. Crittenden, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ H. E. “SCOTT” WOLFE H.E. “Scott” Wolfe	Chief Executive Officer (Principal Executive Officer)	March 18, 2013

/s/ DAVID A. CRITTENDEN David A. Crittenden	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 18, 2013

/s/ DONALD B. COCHRAN Donald B. Cochran	President and Vice-chairman of the Board	March 18, 2013

/s/ MATTHEW T. MOROUN Matthew T. Moroun	Chairman of the Board	March 18, 2013

/s/ MANUEL J. MOROUN Manuel J. Moroun	Director	March 18, 2013

/s/ FREDERICK P. CALDERONE Frederick P. Calderone	Director	March 18, 2013

/s/ JOSEPH J. CASAROLL Joseph J. Casaroll	Director	March 18, 2013

/s/ DANIEL J. DEANE Daniel J. Deane	Director	March 18, 2013

/s/ DANIEL C. SULLIVAN Daniel C. Sullivan	Director	March 18, 2013

/s/ RICHARD P. URBAN Richard P. Urban	Director	March 18, 2013

/s/ TED B. WAHBY Ted B. Wahby	Director	March 18, 2013