Form 10-Q
period 2013-03-30
Universal Truckload Services, Inc.
filed 2013-05-09
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of April 29, 2013, was 30,053,912.

PART I — FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

Assets	March 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$4,818	$2,554
Marketable securities	10,394	9,962
Accounts receivable – net of allowance for doubtful accounts of $2,610 and $2,515, respectively	122,315	118,903
Other receivables	16,563	16,720
Due from affiliates	3,151	3,586
Prepaid income taxes	904	1,621
Prepaid expenses and other	12,767	10,914
Deferred income taxes	4,370	4,878

Total current assets	175,282	169,138
Property and equipment – net of accumulated depreciation of $129,374 and $126,736, respectively	125,866	127,791
Goodwill	17,965	17,965
Intangible assets – net of accumulated amortization of $22,862 and $22,237, respectively	6,490	7,115
Other assets	5,514	5,360

Total assets	$331,117	$327,369

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$52,435	$55,248
Due to affiliates	6,227	4,093
Accrued expenses and other current liabilities	18,568	17,130
Insurance and claims	27,701	27,246
Current portion of long-term debt	1,143	—

Total current liabilities	106,074	103,717
Long-term liabilities:
Long-term debt	134,857	146,000
Deferred income taxes	16,004	15,599
Other long-term liabilities	4,537	4,681

Total long-term liabilities	155,398	166,280
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,685,441 shares issued; 30,053,912 shares outstanding	30,685	30,685
Paid-in capital	550	550
Treasury stock, at cost; 631,529 shares	(9,316)	(9,316)
Retained earnings	45,963	34,589
Accumulated other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of income taxes of $977 and $858, respectively	1,609	998
Foreign currency translation adjustments	154	(134)

Total shareholders’ equity	69,645	57,372

Total liabilities and shareholders’ equity	$331,117	$327,369

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

Thirteen Weeks ended March 30, 2013 and March 31, 2012

(In thousands, except per share data)

	2013	2012
Operating revenues:
Transportation services	$166,927	$185,390
Value-added services	47,770	45,258
Intermodal services	33,412	25,344

Total operating revenues	248,109	255,992

Operating expenses:
Purchased transportation and equipment rent	134,514	145,091
Direct personnel and related benefits	43,347	43,156
Commission expense	9,335	10,241
Operating expenses (exclusive of items shown seperately)	19,160	17,736
Occupancy expense	4,962	4,984
Selling, general, and administrative	7,802	7,438
Insurance and claims	4,678	5,498
Depreciation and amortization	5,060	4,453

Total operating expenses	228,858	238,597

Income from operations	19,251	17,395
Interest income	24	25
Interest expense	(1,126)	(821)
Other non-operating income	134	504

Income before provision for income taxes	18,283	17,103
Provision for income taxes	6,909	2,664

Net income	$11,374	$14,439

Earnings per common share:
Basic	$0.38	$0.48
Diluted	$0.38	$0.48
Weighted average number of common shares outstanding:
Basic	30,054	30,065
Diluted	30,196	30,065
Pre-merger dividends declared common share	$—	$1.00

Pro Forma earnings per common share – “C” corporation status (unaudited):
Pro Forma provision for income taxes due to LINC Logistics Company conversion to “C” corporation	$—	$4,003
Earnings per common share:
Basic	$0.38	$0.35
Diluted	$0.38	$0.35

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Comprehensive Income

Thirteen Weeks ended March 30, 2013 and March 31, 2012

(In thousands)

	2013	2012
Net Income	$11,374	$14,439
Other comprehensive income:
Unrealized holding gains on available-for-sale investments arising during the period, net of income taxes	643	799
Realized gains on available-for-sale investments reclassified into income, net of income taxes	(32)	(220)
Foreign currency translation adjustments	288	277

Net gain recognized in other comprehensive income	899	856

Total comprehensive income	$12,273	$15,295

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirteen Weeks ended March 30, 2013 and March 31, 2012

(In thousands)

	2013	2012
Cash flows from operating activities:
Net income	$11,374	$14,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,060	4,453
Gain on sale of marketable equity securities	(52)	(361)
(Gain) loss on disposal of property and equipment	(74)	6
Provision for doubtful accounts	380	283
Deferred income taxes	806	553
Change in assets and liabilities:
Trade and other accounts receivable	(3,499)	(9,303)
Prepaid income taxes, prepaid expenses and other assets	(1,207)	1,222
Accounts payable, accrued expenses, insurance and claims and other current liabilities	(1,044)	2,240
Due to/from affiliates, net	2,573	(2,390)
Other long-term liabilities	(144)	455

Net cash provided by operating activities	14,173	11,597
Cash flows from investing activities:
Capital expenditures	(2,710)	(2,588)
Proceeds from the sale of property and equipment	311	364
Purchases of marketable securities	(4)	—
Proceeds from sale of marketable securities	353	1,323
Affiliate notes receivables – LINC	—	(5,000)

Net cash used in investing activities	(2,050)	(5,901)
Cash flows from financing activities:
Proceeds from borrowing – revolving debt	8,113	12,813
Repayments of debt – revolving debt	(18,113)	(9,813)
Repayments of debt – term debt	—	(1,321)
Distributions to LINC shareholders	—	(6,143)
Purchases of treasury stock	—	(879)
Payment of earnout obligations related to acquisitions	(23)	(48)

Net cash used in financing activities	(10,023)	(5,391)
Effect of exchange rate changes on cash and cash equivalents	164	64

Net increase in cash	2,264	369
Cash and cash equivalents – beginning of period	2,554	5,511

Cash and cash equivalents – end of period	$4,818	$5,880

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows — Continued

Thirteen Weeks ended March 30, 2013 and March 31, 2012

(In thousands)

	2013	2012
Supplemental cash flow information:
Cash paid for interest	$944	$554

Cash paid for income taxes	$5,328	$725

Distributions to LINC shareholders:
Dividends paid	$—	$(6,000)
Distribution for shareholder state tax withholding	—	(143)

Net cash paid	$—	$(6,143)

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Truckload Services, Inc. and its wholly owned subsidiaries (“UTSI” or us, we, or the Company), have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

The Company’s fiscal year ends on December 31. The Company’s fiscal year consists of four quarters, each with thirteen weeks.

(2)	Business Combinations

Acquisitions Accounted for Between Entities Under Common Control

In October 2012, we completed the acquisition of LINC Logistics Company (“LINC”). This resulted in the issuance of 14,527,332 shares of the Company’s common stock. Our majority shareholders beneficially owned, in the aggregate, 100% of the common stock of LINC. The effects of the retroactive restatement of the Company’s 2012 financial statements using the guidance for transactions between entities under common control as described in ASC Topic 805 — “Business Combinations” are summarized below (in thousands, except per share data):

Thirteen weeks ended March 31, 2012
Total operating revenues:
Universal, as previously reported on Form 10-Q for the thirteen weeks ended March 31, 2012	$175,848
LINC	80,146
Elimination of intercompany transactions	(2)

Universal, as restated	$255,992

Net income:
Universal, as previously reported on Form 10-Q for the thirteen weeks ended March 31, 2012	$3,598
LINC	10,841

Universal, as restated	$14,439

Earnings per common share:
Basic :
Universal, as previously reported on Form 10-Q for the thirteen weeks ended March 31, 2012	$0.23
Universal, as restated	$0.48
Diluted :
Universal, as previously reported on Form 10-Q for the thirteen weeks ended March 31, 2012	$0.23
Universal, as restated	$0.48

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements — Continued

(3)	Marketable Securities

At March 30, 2013 and December 31, 2012, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At March 30, 2013
Equity Securities	$7,808	$2,802	$(216)	$10,394

At December 31, 2012
Equity Securities	$8,106	$2,077	$(221)	$9,962

Included in equity securities at March 30, 2013 are securities with a fair value of $1.5 million with a cumulative loss position of $0.2 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The fair value and gross unrealized holding losses of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 30, 2013
Equity securities	$1,297	$128	$179	$88	$1,476	$216

At December 31, 2012
Equity securities	$1,222	$118	$164	$103	$1,386	$221

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements — Continued

(3)	Marketable Securities — continued

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the banking, oil and gas, and transportation industries. The fair value and unrealized losses are distributed in 10 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 30, 2013.

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

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	March 30, 2013	December 31, 2012
Payroll related items	$7,351	$6,582
Driver escrow liabilities	5,827	5,769
Commissions, taxes and other	5,390	4,779

Total	$18,568	$17,130

(5)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at March 30, 2013	March 30, 2013	December 31, 2012
Outstanding Debt:
Syndicated credit facility
$110 million revolving credit facility	LIBOR + 1.60%	$54,000	$64,000
$60 million equipment financing facility	LIBOR + 1.85%	32,000	32,000
$50 million term loan	LIBOR + 2.75%	50,000	50,000
UBS secured borrowing facility	LIBOR + 0.85%	—	—

		136,000	146,000
Less current portion		1,143	—

Total long-term debt		$134,857	$146,000

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements — Continued

(5)	Debt — continued

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

Upon closing the merger with LINC on October 1, 2012, we borrowed approximately $149.1 million to repay LINC’s outstanding indebtedness and dividends payable via the Credit Agreement.

$110 million Revolving Credit Facility

The revolving credit facility is available to refinance existing indebtedness and to finance working capital through August 28, 2017. Two interest rate options are applicable to advances borrowed pursuant to the facility: Eurodollar-based advances and base rate advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.35% to 2.10% based on our ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. As an alternative, base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.35% to 1.10%. The base rate is the greater of the prime rate announced by Comerica Bank, the federal funds effective rate plus 1.0%, or the daily adjusting LIBOR rate plus 1.0%. At March 30, 2013, interest accrued at 1.80% based on 30-day LIBOR.

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10 million Swing Line sub-facility, which is provided by Comerica Bank, and a $5.0 million letter of credit sub-facility. Swing Line advances incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by Comerica Bank in its sole discretion. The Company did not have any amounts outstanding under the Swing Line at March 30, 2013, and there were no letters of credit issued against the line.

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.5%, depending on our ratio of total debt to EBITDA. Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment. Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable of our principal operating subsidiaries, pursuant to a monthly borrowing base certificate. At March 30, 2013, our $54.0 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $100.6 million, of which, $85.5 million were available for borrowing against pursuant to the agreement.

$60 million Equipment Credit Facility

The equipment credit facility is available to refinance existing indebtedness and to finance capital expenditures including in connection with acquisitions. Borrowings under the equipment credit facility may be made until August 28, 2015, and such borrowings shall be repaid in quarterly installments equal to 1/28th of the aggregate amount of borrowings under the equipment credit facility commencing on January 1, 2014.

The two interest rate options that apply to revolving credit facility advances also apply to equipment credit facility advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.60% to 2.60% based on our ratio of total debt to EBITDA. Base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.60% to 1.60%. The equipment credit facility is subject to an unused fee, which is payable quarterly in arrears, of 0.5%. At March 30, 2013, interest accrued at 2.05% based on 30-day LIBOR.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements — Continued

(5)	Debt — continued

$50 million Term Loan

Proceeds of the term loan were advanced on October 1, 2012 and used to refinance existing indebtedness of LINC. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At March 30, 2013, interest accrued at 2.95% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

The Credit Agreement requires the Company to repay the borrowings made under the term loan facility and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of the Company’s annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. Mandatory prepayment of the term loan was $0 as of March 30, 2013. The Company may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, the Company may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company’s material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes annual, quarterly and ad hoc financial reporting requirements and financial covenants requiring the Company to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. Specifically, we may not exceed a maximum senior debt to EBITDA ratio, as defined, of 2.5:1 and a maximum total debt to EBITDA ratio, as defined, of 3.0:1. We must also maintain a fixed charge coverage ratio, as defined, of not less than 1.25:1. As of March 30, 2013, the Company was in compliance with its debt covenants.

UBS Secured Borrowing Facility

The Company also maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.85% (effective rate of 1.13% at March 30, 2013), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit. As of March 30, 2013 and December 31, 2012, there were no amounts outstanding under the line of credit, and the maximum available borrowings were $5.0 million and $5.1 million, respectively.

Debt Repaid Upon Merger with LINC

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

$25 million Equipment Credit Facility

The equipment credit facility was available to refinance existing indebtedness and to finance capital expenditures including in connection with acquisitions through advances available until April 21, 2014. Commencing on each anniversary date of the facility, equipment credit advances made during the prior year are repaid quarterly based on four-year, straight line amortization. The original maturity date of the overall facility was April 21, 2016. At December 31, 2011, interest accrued at 2.04% based on 30-day LIBOR, and the outstanding balance under the equipment credit facility was $11.1 million.

$30 million Senior Secured Term Loan

Proceeds of the term loan were advanced on April 21, 2011 and used to fund initial distributions described in the Revolving Credit and Term Loan Agreement. The outstanding principal balance was originally due on April 21, 2016. On June 25, 2012, LINC executed an amendment extending the due date of this payment for fiscal year 2011, to September 30, 2012. At December 31, 2011, interest accrued at 3.29% based on 30-day LIBOR, and the outstanding balance under the term loan was $30.0 million.

Fifth Third Bank Equipment Financing Facility

On December 18, 2006, LINC refinanced a substantial portion of its transportation equipment, including the rolling stock transferred to LINC by subsidiaries of its former parent on September 30, 2006. Two subsidiaries of Logistics Insight Corporation executed a $25.0 million equipment financing facility with Fifth Third Bank. Effective January 2, 2008, LINC consolidated four outstanding promissory notes due to Fifth Third Bank with aggregate principal value of $24.2 million into two separate term loans, per the original equipment financing facility. On April 21, 2011, two of the three notes were paid in full. At December 31, 2011, interest accrued at 1.65% based on 30-day LIBOR, and the principal outstanding pursuant to the remaining outstanding term note totaled $3.0 million, which was collateralized by transportation equipment with a carrying amount of $3.8 million.

Dividend Distribution Promissory Note

On December 31, 2008, LINC issued a $25.0 million Dividend Distribution Promissory Note due December 31, 2013 to CenTra, its former parent and an affiliate of the Company. The promissory note was issued in connection with extending the maturity and reducing to $68.0 million the value of the outstanding payment obligation pursuant to our existing dividend payable to CenTra. On December 22, 2010, upon receipt of required consents from both Comerica Bank and Fifth Third Bank, LINC paid $10.0 million to CenTra to further reduce the outstanding dividend payable. Concurrent with the April 2011 debt refinancing, LINC paid an additional $31.0 million to CenTra on April 21, 2011. At December 31, 2011, a net dividend payable totaling $27.0 million was outstanding. Any unpaid amount was payable in cash on or before December 31, 2013. At December 31, 2011, interest accrued at a fixed rate of 1.64%.

(6)	Fair Value Measurements and Disclosures

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

(6)	Fair Value Measurements and Disclosures — continued

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

The Company has segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 30, 2013
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$53	$—	$—	$53
Marketable securities	10,394	—	—	10,394

Total Assets	$10,447	$—	$—	$10,447

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$23	$—	$—	$23
Marketable securities	9,962	—	—	9,962

Total Assets	$9,985	$—	$—	$9,985

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents — This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

•

Marketable securities — Marketable securities represent equity securities, which consist of common and preferred stocks, are actively traded on public exchanges and are listed as Level 1 assets. Fair value was measured based on quoted prices for these securities in active markets.

Our senior debt and line of credit consist of variable rate borrowings. The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements — Continued

(7)	Transactions with Affiliates

Through December 31, 2004, UTSI was a wholly-owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of UTSI’s common stock to the shareholders of CenTra. Subsequent to our initial public offering in 2005, our majority shareholders retained and continue to hold a controlling interest in UTSI. CenTra and affiliates of CenTra provide administrative support services to UTSI, including legal, human resources, and tax services. The cost of these services is based on the actual or estimated utilization of the specific service. Management believes these charges are reasonable. However, the costs of these services charged to UTSI are not necessarily indicative of the costs that would have been incurred if UTSI had internally performed or acquired these services as a separate unaffiliated entity.

In addition to the administrative support services described above, UTSI purchases other services from affiliates. Following is a schedule of cost incurred for services provided by affiliates for the thirteen weeks ended March 30, 2013 and March 31, 2012 (in thousands):

	Thirteen weeks ended
	March 30, 2013	March 31, 2012
Administrative support services	$534	$512
Truck fueling and maintenance	439	739
Real estate rent and related costs	2,602	3,056
Insurance and employee benefit plans	9,902	9,082
Contracted transportation services	66	46

Total	$13,543	$13,435

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

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At March 30, 2013 and December 31, 2012, amounts due to affiliates were $6.2 million and $4.1 million, respectively

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements — Continued

(7)	Transactions with Affiliates — continued

Services provided by UTSI to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Following is a schedule of services provided to affiliates for the thirteen weeks ended March 30, 2013 and March 31, 2012 (in thousands):

	Thirteen weeks ended
	March 30, 2013	March 31, 2012
Transportation and intermodal services	$5,211	$19
Truck fueling and maintenance	35	74
Administrative and customer support services	28	16

Total	$5,274	$109

At March 30, 2013 and December 31, 2012, amounts due from Affiliates were $3.2 million and $3.6 million, respectively.

During 2012, we also retained the law firm of Sullivan Hincks & Conway to provide legal services. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Amounts paid for legal services during the thirteen weeks ended March 31, 2012, were $0.1 million.

On October 1, 2012, we completed the acquisition of LINC. Our principal shareholders beneficially owned, in the aggregate, 100% of the common stock of LINC. See Note 2 “Business Combinations — Acquisition Accounted for Between Entities Under Common Control”.

(8)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended
	March 30, 2013	March 31, 2012
Unrealized holding gains (losses) on available-for-sale investments arising during the period:
Gross amount	$782	$1,282
Income tax (expense) benefit	(139)	(483)

Net of tax amount	$643	$799

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$(52)	$(361)
Income tax expense	20	141

Net of tax amount	$(32)	$(220)

Foreign currency translation adjustments	$288	$277

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements — Continued

(9)	Stock Based Compensation

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

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	142,511	$16.42
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Balance at March 30, 2013	142,511	$16.42

As of March 30, 2013, there was $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4 years.

(10)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding, including outstanding non-vested restricted stock, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. For the thirteen weeks ended March 30, 2013 there were 142,511 weighted average non-vested shares of restricted shares included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks ended March 31, 2012, the Company has no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

(11)	Unaudited Pro Forma Earnings Per Share

Prior to its acquisition by Universal on October 1, 2012, LINC was an “S” Corporation for U.S. federal income tax purposes. As a result, LINC had no U.S. federal income tax liability, but had state and local liabilities in certain jurisdictions attributable to earnings as an “S” Corporation. Pro forma basic and diluted earnings per share have been computed to give effect to the termination of LINC’s “S” Corporation status and acquisition by Universal, which changes the provision for income taxes for each period presented. For the thirteen weeks ended March 31, 2012, we assume a blended statutory federal, state and local rate of 39.0%.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements — Continued

(11)	Unaudited Pro Forma Earnings Per Share — continued

The following table sets forth a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share for the period presented (in thousands, except per share data):

Thirteen weeks ended March 31, 2012
Net income	$14,439
Pro forma provision for income taxes due to LINC's conversion to a “C” corporation	4,003

Pro forma net income	$10,436

Pro forma earnings per common share:
Basic	$0.35
Diluted	$0.35
Weighted average number of common shares outstanding:
Basic	30,065
Diluted	30,065

(12)	Segment Reporting

Our operating segments, LINC and the pre-merger reportable segment, generate revenues in two categories based on the nature of the underlying customer commitment, which is either contractual or transactional. This can impact the types of investments required to support these commitments. LINC, which engages primarily in contractual agreements, generates revenues for the delivery of value-added services or transportation services to specific customers on a dedicated basis, generally pursuant to contract terms of one year or longer. In contrast, the pre-merger reportable segment, which makes up our transactional business, is associated with individual freight shipments coordinated by our agents, company-managed terminals and freight forwarding operations. Our presentation of reportable segments reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria. Certain integration activities in connection with our acquisition of LINC on October 1, 2012 were not concluded as of March 30, 2013. As such, we concluded that LINC’s financial performance should be presented separately from our single reportable segment that predated the acquisition.

The following tables summarize information about the Company’s reportable segments as of and for the thirteen weeks ending March 30, 2013 and March 31, 2012 (in thousands):

	Thirteen weeks ended March 30, 2013
	LINC	Pre-merger Reportable Segment	Total
Operating revenues	$82,918	$165,191	$248,109
Eliminated inter-segment revenues	—	55	55
Income from operations	13,602	5,649	19,251

	Thirteen weeks ended March 31, 2012
	LINC	Pre-merger Reportable Segment	Total
Operating revenues	$80,146	$175,846	$255,992
Eliminated inter-segment revenues	—	2	2
Income from operations	12,017	5,378	17,395

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements — Continued

(13)	Commitments and Contingencies

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

At March 30, 2013, approximately 49.0% of our employees in the United States, Mexico and Canada are subject to collective bargaining agreements that are renegotiated periodically, of which 2.1% are subject to contracts that expire in 2013.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2012, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

We generate substantially all of our revenues through fees charged to customers for the transportation of freight and for the customized logistics services we provide. We also derive revenue from fuel surcharges, where separately identifiable, loading and unloading activities, equipment detention, container management and storage and other related services. Our agreements with customers typically follow one of two patterns: transactional or contractual. Our transactional business is associated with individual freight shipments coordinated by our agents, company-managed terminals and freight forwarding operations. In contrast, contractual agreements relate to the delivery of value-added services or transportation services to specific customers on a dedicated basis, generally pursuant to contract terms of one year or longer.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 and the unaudited Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Operating Revenues

We broadly group our services into the following service categories: transportation, value-added and intermodal support. The following table sets forth each of these service categories for the thirteen weeks ended March 30, 2013 and March 31, 2012, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Operating revenues:
Transportation services	67.3%	72.4%
Value-added services	19.3	17.7
Intermodal services	13.5	9.9

Total operating revenues	100.0	100.0

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended March 30, 2013 and March 31, 2012, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Operating revenues	100%	100%
Operating expenses:
Purchased transportation and equipment rent	54.2	56.7
Direct personnel and related benefits	17.5	16.9
Commission expense	3.8	4.0
Operating expenses (exclusive of items shown seperately)	7.7	6.9
Occupancy expense	2.0	1.9
Selling, general, and administrative	3.1	2.9
Insurance and claims	1.9	2.1
Depreciation and amortization	2.0	1.7

Total operating expenses	92.2	93.2

Income from operations	7.8	6.8
Interest and other non-operating income (expense), net	(0.4)	(0.1)

Income before provision for income taxes	7.4	6.7
Provision for income taxes	2.8	1.0

Net income	4.6	5.6

Thirteen Weeks Ended March 30, 2013 Compared to Thirteen Weeks ended March 31, 2012

Operating revenues. Operating revenues for the thirteen weeks ended March 30, 2013 decreased by $7.9 million, or 3.1%, to $248.1 million from $256.0 million for the thirteen weeks ended March 31, 2012. Revenues from our transactional segment decreased $10.7 million, or 6.1%, while our contractual segment revenues increased $2.8 million, or 3.5%, over the same period last year. Included in operating revenues are fuel surcharges, where separately identifiable, of $29.0 million for thirteen weeks ended March 30, 2013 compared to $27.6 million for the thirteen weeks ended March 31, 2012.

The decrease in operating revenues was primarily the result of a $18.5 million decrease in our transportation services, which was partially offset by increases of $2.5 million and $8.1 million in our value-added and intermodal services, respectively. Overall, we experienced a decrease in our transportation volumes primarily due to actions taken to exit certain underperforming sales channels, a delayed demand for specialized loads in our wind energy business and unfavorable weather during the first quarter of 2013 compared to the prior year. The number of loads from our transportation operations decreased to approximately 151,000 for the thirteen weeks ended March 30, 2013 compared to approximately 171,000 for thirteen weeks ended March 31, 2012, and our operating revenue per loaded mile, excluding fuel surcharges decreased slightly to $2.31 from $2.34 for thirteen weeks ended March 31, 2012.

Our intermodal operations experienced an increase in both the number of loads hauled and in operating revenues per loaded mile, as well as a $3.5 million increase in domestic container related operations and $1.2 million of revenues attributable to an acquisition made in the second quarter of 2012. The number of loads from our intermodal operations increased to approximately 78,000 for the thirteen weeks ended March 30, 2013 compared to approximately 75,000 for thirteen weeks ended March 31, 2012, and our operating revenue per loaded mile, excluding fuel surcharges increased to $3.55 from $3.42 for thirteen weeks ended March 31, 2012. We also experienced increasing demand for value-added services and benefited from full-quarter operations from certain businesses that launched mid-way through the first quarter of 2012. At March 30, 2013 we provided value-added services at 44 locations compared to 39 at March 31, 2012. Our average headcount, which is significantly impacted by growth in services delivered, grew by over 500 individuals primarily reflecting the transition to direct employees from a third-party staffing vendor to our Mexican operation.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended March 30, 2013 decreased by $10.6 million, or 7.3%, to $134.5 million from $145.1 million for the thirteen weeks ended March 31, 2012. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues decreased 4.9% to $200.3 million for the thirteen weeks ended March 30, 2013 compared to $210.7 million for the thirteen weeks ended March 31, 2012. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 54.2% for the thirteen weeks ended March 30, 2013 from 56.7% for the thirteen weeks ended March 31, 2012. The decrease is primarily due to an increase in intermodal service revenue as a percentage of total revenues, which typically pays lower purchased transportation rates and also due to an increase in value-added services, which have operated with lower purchased transportation and equipment rental costs expressed as a percentage of revenues.

Direct Personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended March 30, 2013 increased slightly to $43.3 million compared to $43.2 million for the thirteen weeks ended March 31, 2012. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase with the level of demand for our value-added services and staffing needs of our operations. The increase in overall staffing needs was partially offset by a conversion of approximately 1,000 individuals in our San Luis Potosí, Mexico operations at a lower cost from a contract basis to full time employees, as well as a change in certain vacation accrual policies. During the thirteen weeks ended March 31, 2012, there was an additional $0.8 million of vacation expense as compared to the thirteen weeks ended March 30, 2013. As a percentage of revenue, personnel and related benefits expenses increased to 17.5% for the thirteen weeks ended March 30, 2013, compared to 16.9% for the thirteen weeks ended March 31, 2012. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirteen weeks ended March 30, 2013 decreased by $0.9 million, or 8.8%, to $9.3 million from $10.2 million for the thirteen weeks ended March 31, 2012. The absolute decrease was primarily due to the decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, except in cases where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.8% for the thirteen weeks ended March 30, 2013 compared to 4.0% for the thirteen weeks ended March 31, 2012. As a percentage of revenues, the decrease in commission expense is due to an increase in fuel surcharges, which are generally passed through to our owner-operators, and an increase in revenues generated by company managed-locations and value-added services operations, where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $1.5 million, or 8.5%, to $19.2 million for the thirteen weeks ended March 30, 2013, compared to $17.7 million for the thirteen weeks ended March 31, 2012. As a percentage of operating revenues, other operating expenses (exclusive of items shown separately) increased to 7.7% for the thirteen weeks ended March 30, 2013 from 6.9% for the thirteen weeks ended March 31, 2012. These expenses include items such as fuel, maintenance, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase is primarily due to an increase in fuel expenses on company owned tractors of $0.4 million and increased travel and meals costs of $0.3 million primarily due to new business at our value-added locations. Additional elements of the increase in operating expenses (exclusive of items shown separately) include increases in utilities, office and dock supplies.

Occupancy expense. Occupancy expense for the thirteen weeks ended March 30, 2013 remained consistent at $5.0 million compared to the thirteen weeks ended March 31, 2012. As a percentage of operating revenue, operating expense remained flat at 2.0%. There were no significant or unusual items impacting occupancy expense.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended March 30, 2013 increased by $0.4 million, or 5.4%, to $7.8 million from $7.4 million for the thirteen weeks ended March 31, 2012. As a percentage of operating revenues, selling, general and administrative expense increased to 3.1% for the thirteen weeks ended March 30, 2013 compared to 2.9% for the thirteen weeks ended March 31, 2012. The largest component of selling, general and administrative expense, salaries and wages, were relatively flat, while there were increases in bad debts and uncollectible agent loans of $0.1 million and other selling, general and administrative expense of $0.3 million. These increases were partially offset by an increase in gains on the sale of equipment of $0.1 million. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended March 30, 2013 decreased by $0.8 million, or 14.5%, to $4.7 million from $5.5 million for the thirteen weeks ended March 31, 2012. As a percentage of operating revenues, insurance and claims decreased to 1.9% for the thirteen weeks ended March 30, 2013 from 2.1% for the thirteen weeks ended March 31, 2012. The absolute decrease was primarily the result of decreases in auto liability insurance premiums and claims expense of $0.6 million and in our cargo claims expense of $0.2 million.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended March 30, 2013 increased by $0.6 million, or 13.3%, to $5.1 million from $4.5 million for the thirteen weeks ended March 31, 2012. The absolute increase is primarily the result of additional depreciation totaling $0.7 million on our capital expenditures made throughout 2012, particularly related to enhancements to our Mexican assembly line placed in service in December 2012. This increase was partially offset by a decrease in amortization of $0.1 million due to certain intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $1.1 million for the thirteen weeks ended March 30, 2013 compared to $0.8 million for the thirteen weeks ended March 31, 2012. As of March 30, 2013 we had outstanding borrowings totaling $136.0 million compared to $84.7 million at March 31, 2012, which was borrowed pursuant to previous credit agreements.

Other non-operating income (expense), net. Other non-operating income for the thirteen weeks ended March 30, 2013 was $0.1 million compared to $0.5 million for the thirteen weeks ended March 31, 2012. Included in other non-operating income for the thirteen weeks ended March 30, 2013 were $0.1 million in pre-tax gains on the sales of marketable equity securities compared to $0.4 million in the thirteen weeks ended March 31, 2012.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended March 30, 2013 was $6.9 million compared to $2.7 million for the thirteen weeks ended March 31, 2012, based on an effective tax rate of 37.8% and 15.6%, respectively. Prior to the merger, LINC elected to be treated as a “Subchapter S corporation” for federal income tax purposes. As a result, the financial results related to LINC the first quarter of 2012 incurred no federal income tax liabilities or, in many jurisdictions, state or local tax liabilities.

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

We employ an asset-light operating strategy which we believe lowers our capital expenditure requirements. In general, our facilities used in our value-added services are leased on terms that are either substantially matched to our customer’s contracts, are month-to-month or are provided to us by our customers. We also utilize owner-operators and third-party carriers to provide a significant portion of our transportation and specialized services. A significant portion of the tractors and trailers used in our business are provided by our owner-operators. In addition, our use of agents reduces our overall need for large terminals. As a result, our capital expenditure requirements are limited in comparison to most large transportation and logistics service providers, which maintain significant properties and sizable fleets of owned tractors and trailers.

During the thirteen weeks ended March 30, 2013, our capital expenditures totaled $2.7 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the end of 2013, exclusive of acquisitions of businesses, we expect to incur capital expenditures in the range of 2% to 3% of operating revenues for the acquisition of transportation equipment, to support our value-added service operations and for the acquisition of real property acquisitions and improvements to our existing terminal yard and container facilities.

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

Revolving Credit and Term Loan Agreement

On August 30, 2012, we entered into a Revolving Credit and Term Loan Agreement, or the Credit Agreement, with and among the lenders parties thereto and Comerica Bank, as administrative agent, to provide for aggregate borrowing facilities of up to $220 million. The Credit Agreement consists of a $110 million revolving credit facility (which amount may be increased by up to $20 million upon request of the Company and approval of the lenders), a $60 million equipment credit facility, and a $50 million term loan. Additionally, the Credit Agreement provides for up to $5 million in letters of credit, which would, if drawn upon, reduce availability under the revolving credit facility. Borrowings under the revolving credit facility may be made until, and mature on, August 28, 2017. Borrowings under the equipment credit facility may be made until August 28, 2015, and such borrowings made in any year shall be repaid in 28 quarterly installments beginning on January 1 of the year after the applicable borrowing was made. Borrowings under the term loan facility shall mature on August 28, 2017. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each. The applicable margin fluctuates based on the Company’s total debt to EBITDA ratio, as defined in the Credit Agreement.

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

All obligations under the Credit Agreement are unconditionally guaranteed by our material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. At March 30, 2013, the Company was in compliance with its debt covenants. As of March 30, 2013, there were no letters of credit issued under the Credit Agreement, and the outstanding balance was $136.0 million. Excess availability as defined by the Credit Agreement at such date was $45.5 million.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.85%, and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of March 30, 2013 the outstanding balance under the line of credit was $0, and the maximum available borrowings against the line of credit were $5.0 million.

Discussion of Cash Flows

At March 30, 2012, we had cash and cash equivalents of $4.8 million compared to $2.6 million at December 31, 2012. Net cash provided by operating activities was $14.2 million, while we used $2.1 million in investing activities and $10.0 million in financing activities.

The $14.2 million in net cash provided by operations was primarily attributed to $11.4 million of net income which reflects non-cash depreciation and amortization, gains on the sales of marketable securities and property and equipment, provisions for doubtful accounts, and a change in deferred income taxes totaling $6.1 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $3.3 million. The increase in the working capital position is primarily the result of increases in accounts receivable, increases in prepaid expenses and other assets and a decrease in accounts payable and other current liabilities, insurance and claims accruals, and other long-term liabilities. Affiliate transactions increase net cash provided by operating activities during the thirteen weeks ended March 30, 2013 by $2.5 million. The increase consisted of an increase in accounts payable to affiliates of $2.1 million, while accounts receivable from affiliates decreased of $0.4 million.

The $2.1 million in net cash used in investing activities consisted of $2.7 million of capital expenditures, partially offset by $0.3 million in proceeds from the sales of marketable securities and $0.3 million in proceeds from the sale of property and equipment.

We also used $10.0 million in net cash in financing activities to pay down our outstanding indebtedness. As of March 30, 2013, we had outstanding borrowings totaling $136.0 million compared to $146.0 million at December 31, 2012.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”, of our Form 10-K for the year ended December 31, 2012. There have been no changes in the accounting policies followed by us during the thirteen weeks ended March 30, 2013.

Seasonality

Our operations are subject to seasonal trends common to the trucking industry. Results of operations in the first quarter are typically lower than the second, third and fourth quarters.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended March 30, 2013. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2013, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 30, 2013 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Information with respect to legal proceedings and other exposures appears in Part I, Item 1, Note (13) of the “Notes to Unaudited Consolidated Financial Statements,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A:	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description

3.1	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report filed on November 1, 2012 (Commission File No. 000-51142))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 ((Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012 (Commission File No. 000-51142))

10.1+	Employment agreement, dated January 16, 2013, by and between Universal Truckload Service, Inc. and Donald B. Cochran (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2013 (Commission File No. 000-51142))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc. (Registrant)

Date: May 9, 2013	By:	/s/ David A. Crittenden
David A. Crittenden, Chief Financial Officer and Treasurer

Date: May 9, 2013	By:	/s/ H.E. “Scott” Wolfe
H.E. “Scott” Wolfe, Chief Executive Officer