Form 10-Q
period 2013-06-29
Universal Truckload Services, Inc.
filed 2013-08-07
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 2, 2013, was 30,053,912.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	June 29, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$6,177	$2,554
Marketable securities	10,249	9,962
Accounts receivable – net of allowance for doubtful accounts of $2,812 and $2,515, respectively	127,527	118,903
Other receivables	17,842	16,720
Due from affiliates	2,689	3,586
Prepaid income taxes	1,147	1,621
Prepaid expenses and other	12,565	10,914
Deferred income taxes	4,944	4,878

Total current assets	183,140	169,138
Property and equipment – net of accumulated depreciation of $131,178 and $126,736, respectively	122,814	127,791
Goodwill	17,965	17,965
Intangible assets – net of accumulated amortization of $23,471 and $22,237, respectively	5,882	7,115
Other assets	5,581	5,360

Total assets	$335,382	$327,369

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,692	$55,248
Due to affiliates	5,684	4,093
Accrued expenses and other current liabilities	18,598	17,130
Insurance and claims	28,669	27,246
Current portion of long-term debt	2,286	—

Total current liabilities	105,929	103,717
Long-term liabilities:
Long-term debt	125,714	146,000
Deferred income taxes	15,895	15,599
Other long-term liabilities	4,537	4,681

Total long-term liabilities	146,146	166,280
Shareholders’ equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,685,441 shares issued; 30,053,912 shares outstanding	30,685	30,685
Paid-in capital	550	550
Treasury stock, at cost; 631,529 shares	(9,316)	(9,316)
Retained earnings	60,117	34,589
Accumulated other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of income taxes of $969 and $858, respectively	1,578	998
Foreign currency translation adjustments	(307)	(134)

Total shareholders’ equity	83,307	57,372

Total liabilities and shareholders’ equity	$335,382	$327,369

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

June 29, 2013 and June 30, 2012

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2013	2012	2013	2012
Operating revenues:
Transportation services	$179,439	$191,431	$346,366	$376,821
Value-added services	51,181	44,494	98,951	89,752
Intermodal services	33,552	29,043	66,964	54,387

Total operating revenues	264,172	264,968	512,281	520,960
Operating expenses:
Purchased transportation and equipment rent	141,640	151,950	276,154	297,041
Direct personnel and related benefits	45,652	41,768	88,999	84,924
Commission expense	9,787	10,699	19,122	20,940
Operating expenses (exclusive of items shown separately)	19,715	17,664	38,875	35,400
Occupancy expense	5,300	4,924	10,262	9,908
Selling, general, and administrative	8,739	9,276	16,541	16,714
Insurance and claims	4,704	4,962	9,382	10,460
Depreciation and amortization	5,006	4,477	10,066	8,930

Total operating expenses	240,543	245,720	469,401	484,317

Income from operations	23,629	19,248	42,880	36,643
Interest income	29	97	53	122
Interest expense	(957)	(890)	(2,083)	(1,711)
Other non-operating income	127	668	261	1,172

Income before provision for income taxes	22,828	19,123	41,111	36,226
Provision for income taxes	8,674	3,378	15,583	6,042

Net income	$14,154	$15,745	$25,528	$30,184

Earnings per common share:
Basic	$0.47	$0.52	$0.85	$1.00
Diluted	$0.47	$0.52	$0.85	$1.00
Weighted average number of common shares outstanding:
Basic	30,054	30,022	30,054	30,043
Diluted	30,196	30,022	30,196	30,043
Pre-merger dividends paid common share	$—	$—	$—	$1.00

Pro Forma earnings per common share - “C” corporation status:
Pro Forma provision for income taxes due to LINC Logistics Company conversion to “C” corporation	$—	$4,029	$—	$8,032
Earnings per common share:
Basic	$0.47	$0.39	$0.85	$0.74
Diluted	$0.47	$0.39	$0.85	$0.74

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Comprehensive Income

June 29, 2013 and June 30, 2012

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2013	2012	2013	2012
Net Income	$14,154	$15,745	$25,528	$30,184
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale investments arising during the period, net of income taxes	4	(254)	647	545
Realized gains on available-for-sale investments reclassified into income, net of income taxes	(35)	(311)	(67)	(531)
Foreign currency translation adjustments	(461)	(216)	(173)	61

Net gain (loss) recognized in other comprehensive income	(492)	(781)	407	75

Total comprehensive income	$13,662	$14,964	$25,935	$30,259

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Twenty-six Weeks ended June 29, 2013 and June 30, 2012

(In thousands)

	2013	2012
Cash flows from operating activities:
Net income	$25,528	$30,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,066	8,930
Gain on sale of marketable equity securities	(107)	(870)
Gain on disposal of property and equipment	(63)	(71)
Non-cash charges incurred from LINC capital markets activity	—	1,882
Provision for doubtful accounts	889	693
Deferred income taxes	123	192
Change in assets and liabilities:
Trade and other accounts receivable	(10,825)	(10,712)
Prepaid income taxes, prepaid expenses and other assets	(359)	2,499
Accounts payable, accrued expenses, insurance and claims and other current liabilities	(1,368)	6,190
Due to/from affiliates, net	2,495	(2,636)
Other long-term liabilities	(144)	1,002

Net cash provided by operating activities	26,235	37,283
Cash flows from investing activities:
Capital expenditures	(5,498)	(11,777)
Proceeds from the sale of property and equipment	641	627
Purchases of marketable securities	(9)	(6)
Proceeds from sale of marketable securities	520	2,729
Affiliate notes receivables - LINC	—	(5,000)
Acquisition of business	(250)	(550)

Net cash used in investing activities	(4,596)	(13,977)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	8,431	12,813
Repayments of debt - revolving debt	(26,431)	(9,813)
Repayments of debt - term debt	—	(3,257)
Proceeds from borrowing - short term credit agreement	—	6,424
Distributions to LINC shareholders	—	(11,302)
Pre-merger dividends paid	—	(15,499)
Purchases of treasury stock	—	(991)
Payment of earnout obligations related to acquisitions	(23)	(104)

Net cash used in financing activities	(18,023)	(21,729)
Effect of exchange rate changes on cash and cash equivalents	7	32

Net increase in cash	3,623	1,609
Cash and cash equivalents – beginning of period	2,554	5,511

Cash and cash equivalents – end of period	$6,177	$7,120

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

Twenty-six Weeks ended June 29, 2013 and June 30, 2012

(In thousands)

	2013	2012
Supplemental cash flow information:
Cash paid for interest	$1,856	$1,607

Cash paid for income taxes	$14,954	$2,697

Distributions to LINC shareholders:
Dividends paid	$—	$(11,000)
Distribution for shareholder state tax withholding	—	(302)

Net cash paid	$—	$(11,302)

Acquisition of business:
Fair value of assets acquired, including goodwill	$—	$1,100
Acquisition obligations	250	(550)

Net cash paid	$250	$550

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Truckload Services, Inc. and its wholly-owned subsidiaries (“Universal” or us, we, or the Company), have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

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

	Thirteen weeks ended June 30, 2012	Twenty- six weeks ended June 30, 2012
Total operating revenues:
Universal, as previously reported on Form 10-Q for the quarterly period ended June 30, 2012	$185,055	$360,903
LINC	79,916	160,062
Elimination of intercompany transactions	(3)	(5)

Universal, as restated	$264,968	$520,960

Net income:
Universal, as previously reported on Form 10-Q for the quarterly period ended June 30, 2012	$4,998	$8,596
LINC	10,747	21,588

Universal, as restated	$15,745	$30,184

Earnings per common share:
Basic :
Universal, as previously reported on Form 10-Q for the quarterly period ended June 30, 2012	$0.32	$0.55
Universal, as restated	$0.52	$1.00
Diluted :
Universal, as previously reported on Form 10-Q for the quarterly period ended June 30, 2012	$0.32	$0.55
Universal, as restated	$0.52	$1.00

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)	Marketable Securities

At June 29, 2013 and December 31, 2012, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At June 29, 2013 Equity Securities	$7,701	$2,765	$(217)	$10,249

At December 31, 2012 Equity Securities	$8,106	$2,077	$(221)	$9,962

Included in equity securities at June 29, 2013 are securities with a fair value of $1.2 million with a cumulative loss position of $0.2 million, the impairment of which the Company considers to be temporary. The Company considers several factors in its determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and the Company’s intent and ability to hold these securities. The Company may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The fair value and gross unrealized holding losses of the Company’s marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 29, 2013 Equity securities	$1,014	$78	$212	$139	$1,226	$217

At December 31, 2012 Equity securities	$1,222	$118	$164	$103	$1,386	$221

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)	Marketable Securities - continued

The Company’s portfolio of equity securities in a continuous loss position, the impairment of which the Company considers to be temporary, consists primarily of common stocks in the oil and gas, banking, transportation and diversified holding industries. The fair value and unrealized losses are distributed in 10 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. The Company has evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 29, 2013.

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

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	June 29, 2013	December 31, 2012
Payroll related items	$7,225	$6,582
Driver escrow liabilities	6,107	5,769
Commissions, taxes and other	5,266	4,779

Total	$18,598	$17,130

(5)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at June 29, 2013	June 29, 2013	December 31, 2012
Outstanding Debt:
Credit Agreement
$110 million revolving credit facility	LIBOR + 1.60%	$46,000	$64,000
$60 million equipment credit facility	LIBOR + 1.85%	32,000	32,000
$50 million term loan	LIBOR + 2.75%	50,000	50,000
UBS secured borrowing facility	LIBOR + 0.85%	—	—

		128,000	146,000
Less current portion		2,286	—

Total long-term debt		$125,714	$146,000

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Debt - continued

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

$110 million Revolving Credit Facility

The revolving credit facility is available to refinance existing indebtedness and to finance working capital through August 28, 2017. Two interest rate options are applicable to advances borrowed pursuant to the facility: Eurodollar-based advances and base rate advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.35% to 2.10% based on our ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. As an alternative, base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.35% to 1.10%. The base rate is the greater of the prime rate announced by Comerica Bank, the federal funds effective rate plus 1.0%, or the daily adjusting LIBOR rate plus 1.0%. At June 29, 2013, interest accrued at 1.80% based on 30-day LIBOR.

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.0 million Swing Line sub-facility and a $5.0 million letter of credit sub-facility. On June 3, 2013, the Company executed an amendment to its Revolving Credit and Term Loan Agreement (the “First Amendment”), which split the availability on the Swing Line between two existing lenders, Comerica Bank and KeyBank. The SwingLine was split to provide for borrowings of up to $7.0 million from Comerica Bank and $3.0 million from KeyBank, so long as the Comerica Bank and KeyBank advances do not exceed $10.0 million in the aggregate. Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by the applicable Swing Line lender in its sole discretion. The Company did not have any amounts outstanding under the Swing Lines at June 29, 2013, and there were no letters of credit issued against the lines.

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.5%, depending on our ratio of total debt to EBITDA. Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment. Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable of our principal operating subsidiaries, pursuant to a monthly borrowing base certificate. At June 29, 2013, our $46.0 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $101.0 million, of which, $82.9 million were available for borrowing against pursuant to the agreement.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Debt - continued

The two interest rate options that apply to revolving credit facility advances also apply to equipment credit facility advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.60% to 2.60% based on our ratio of total debt to EBITDA. Base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.60% to 1.60%. The equipment credit facility is subject to an unused fee, which is payable quarterly in arrears, of 0.5%. At June 29, 2013, interest accrued at 2.05% based on 30-day LIBOR.

$50 million Term Loan

Proceeds of the term loan were advanced on October 1, 2012 and used to refinance existing indebtedness of LINC. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At June 29, 2013, interest accrued at 2.95% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

The Credit Agreement requires the Company to repay the borrowings made under the term loan facility and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of the Company’s annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. Mandatory prepayment of the term loan was $0 as of June 29, 2013. The Company may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, the Company may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company’s material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes annual, quarterly and ad hoc financial reporting requirements and financial covenants requiring the Company to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. Specifically, we may not exceed a maximum senior debt to EBITDA ratio, as defined, of 2.5:1 and a maximum total debt to EBITDA ratio, as defined, of 3.0:1. We must also maintain a fixed charge coverage ratio, as defined, of not less than 1.25:1. As of June 29, 2013, the Company was in compliance with its debt covenants.

UBS Secured Borrowing Facility

The Company also maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.85% (effective rate of 1.04% at June 29, 2013), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit. As of June 29, 2013 and December 31, 2012, there were no amounts outstanding under the line of credit, and the maximum available borrowings were $5.0 million and $5.1 million, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Debt - continued

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

$40 million Revolving Credit Facility

Borrowings outstanding at any time under the revolving credit facility were limited to the value of eligible accounts receivable of LINC’s principal operating subsidiaries, pursuant to a monthly borrowing base certificate. At December 31, 2011, the $14.0 million revolver advance was secured by, among other assets, eligible accounts receivable totaling $35.7 million. At December 31, 2011, interest accrued at 2.04% based on 30-day LIBOR.

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

Fifth Third Bank Equipment Financing Facility

At December 31, 2011, interest accrued at 1.65% based on 30-day LIBOR, and the principal outstanding was $3.0 million, which was collateralized by transportation equipment with a carrying amount of $3.8 million.

Dividend Distribution Promissory Note

At December 31, 2011, a net dividend payable to CenTra, LINC’s former parent and an affiliate of the Company, totaling $27.0 million was outstanding. Any unpaid amount was payable in cash on or before December 31, 2013. At December 31, 2011, interest accrued at a fixed rate of 1.64%.

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

We segregate all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 29, 2013
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$24	$—	$—	$24
Marketable securities	10,249	—	—	10,249

Total Assets	$10,273	$—	$—	$10,273

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$23	$—	$—	$23
Marketable securities	9,962	—	—	9,962

Total Assets	$9,985	$—	$—	$9,985

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Transactions with Affiliates

Through December 31, 2004, we were a wholly-owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of our common stock to the shareholders of CenTra. Subsequent to our initial public offering in 2005, our majority shareholders retained and continue to hold a controlling interest in us. CenTra and affiliates of CenTra provide administrative support services to us, including legal, human resources, and tax services. The cost of these services is based on the actual or estimated utilization of the specific service. Management believes these charges are reasonable. However, the costs of these services charged to us are not necessarily indicative of the costs that would have been incurred if we had internally performed or acquired these services as a separate unaffiliated entity.

In addition to the administrative support services described above, we purchase other services from affiliates. Following is a schedule of cost incurred for services provided by affiliates for the thirteen weeks and twenty-six weeks ended June 29, 2013 and June 30, 2012 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Administrative support services	$355	$732	$889	$1,244
Truck fueling and maintenance	703	970	1,142	1,709
Real estate rent and related costs	2,885	2,405	5,487	5,461
Insurance and employee benefit plans	7,632	8,278	17,534	17,360
Contracted transportation services	83	81	149	127

Total	$11,658	$12,466	$25,201	$25,901

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

A significant number of our transportation and logistics service operations are located at facilities leased from affiliates. As of June 29, 2013, we occupy 35 such facilities. Occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly. Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility. However, we are not limited to such arrangements.

We purchase workers’ compensation, property and casualty, and other general liability insurance from an insurance company controlled by our majority shareholders. Our employee health care benefits and 401(k) programs are also provided or coordinated by this affiliate.

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At June 29, 2013 and December 31, 2012, amounts due to affiliates were $5.7 million and $4.1 million, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Transactions with Affiliates - continued

Services provided by UTSI to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Following is a schedule of services provided to affiliates for the thirteen weeks and twenty-six weeks ended June 29, 2013 and June 30, 2012 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Transportation and intermodal services	$2,362	$168	$7,573	$187
Truck fueling and maintenance	63	61	98	135
Administrative and customer support services	92	46	120	62

Total	$2,517	$275	$7,791	$384

At June 29, 2013 and December 31, 2012, amounts due from affiliates were $2.7 million and $3.6 million, respectively.

The Company also retained the law firm of Sullivan Hincks & Conway to provide legal services during the period. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Amounts paid for legal services during the thirteen and twenty-six weeks ended June 29, 2013 were $3,000. Amounts paid for legal services during the thirteen and twenty-six weeks ended June 30, 2012 were $8,000 and $112,000, respectively.

On October 1, 2012, we completed the acquisition of LINC. Our principal shareholders beneficially owned, in the aggregate, 100% of the common stock of LINC. See Note 2 “Business Combinations - Acquisition Accounted for Between Entities Under Common Control.”

(8)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Unrealized holding gains (losses) on available-for-sale investments arising during the period:
Gross amount	$16	$(417)	$798	$864
Income tax (expense) benefit	(12)	163	(151)	(319)

Net of tax amount	$4	$(254)	$647	$545

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$(55)	$(509)	$(107)	$(870)
Income tax expense	20	198	40	339

Net of tax amount	$(35)	$(311)	$(67)	$(531)

Foreign currency translation adjustments	$(461)	$(216)	$(173)	$61

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Stock Based Compensation

In December 2004, our Board of Directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for the issuance of a total of 500,000 shares of common stock. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights.

On December 20, 2012, the Company granted 178,137 shares of restricted stock to certain of its employees. The restricted stock grants vested 20% on December 20, 2012, and an additional 20% will vest on each anniversary of the grant through December 20, 2016, subject to continued employment of the grantee with the Company.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	142,511	$16.42
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Balance at June 29, 2013	142,511	$16.42

As of June 29, 2013, there was $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4 years.

(10)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding, including outstanding non-vested restricted stock, plus incremental shares that would have been outstanding upon the assumed exercise of any dilutive stock options. For the thirteen weeks and twenty-six weeks ended June 29, 2013, there were 142,511 weighted average non-vested shares of restricted shares included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and twenty-six weeks ended June 30, 2012, the Company had no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

(11)	Unaudited Pro Forma Earnings Per Share

Prior to its acquisition by Universal on October 1, 2012, LINC was an “S” Corporation for U.S. federal income tax purposes. As a result, LINC had no U.S. federal income tax liability, but had state and local liabilities in certain jurisdictions attributable to earnings as an “S” Corporation. Pro forma basic and diluted earnings per share have been computed to give effect to the termination of LINC’s “S” Corporation status and acquisition by Universal, which changes the provision for income taxes for each period presented. For the thirteen weeks and twenty-six ended June 30, 2012, we assume a blended statutory federal, state and local rate of 38.7% and 38.9%, respectively.

The following table sets forth a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share for each 2012 period presented (in thousands, except per share data):

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Unaudited Pro Forma Earnings Per Share - continued

	Thirteen weeks ended June 30, 2012	Twenty-six weeks ended June 30, 2012
Net income	$15,745	$30,184
Pro forma provision for income taxes due to LINC’s conversion to a “C” corporation	4,029	8,032

Pro forma net income	$11,716	$22,152

Pro forma earnings per common share:
Basic	$0.39	$0.74
Diluted	$0.39	$0.74
Weighted average number of common shares outstanding:
Basic	30,022	30,043
Diluted	30,022	30,043

(12)	Segment Reporting

As of March 30, 2013, certain integration activities in connection with our acquisition of LINC were not concluded. As such, we reported LINC’s financial performance separately from our single reportable segment that predated the acquisition. During the thirteen week period ended June 29, 2013, we determined that our financial results should be report in two reportable segments, the transportation segment and the logistics segment, based on the nature of the underlying customer commitment and the types of investments required to support these commitments.

Operations aggregated in our transportation segment are associated with individual freight shipments coordinated by our agents, company-managed terminals and specialized services operations. In contrast, operations aggregated in our logistics segment deliver value-added services or transportation services to specific customers on a dedicated basis, generally pursuant to contract terms of one year or longer. Other non-reportable operating segments are comprised of the Company’s subsidiaries that provide support services to other subsidiaries and to owner-operators, including shop maintenance and equipment leasing. This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria. There has been no impact on our consolidated balance sheets, statements of income, comprehensive income or cash flows for any period. Prior period segment information, including as reflected in the thirteen and twenty-six weeks ended June 30, 2012, has been adjusted to reflect the change in segment reporting.

The following tables summarize information about the Company’s reportable segments as of and for the thirteen week and twenty-six week period ended June 29, 2013 and June 30, 2012 (in thousands):

	Thirteen weeks ended
	June 29, 2013				June 30, 2012
	Transportation	Logistics	Other	Total	Transportation	Logistics	Other	Total
Operating revenues	$178,261	$85,805	$106	$264,172	$190,381	$74,479	$108	$264,968
Eliminated inter-segment revenues	169	23	—	192	163	31	—	194
Income from operations	7,504	16,890	(765)	23,629	8,126	11,739	(617)	19,248
Total assets	225,755	87,869	21,758	335,382	230,814	75,039	24,797	330,650

	Twenty-six weeks ended
	June 29, 2013				June 30, 2012
	Transportation	Logistics	Other	Total	Transportation	Logistics	Other	Total
Operating revenues	$347,803	$164,267	$211	$512,281	$371,179	$149,563	$218	$520,960
Eliminated inter-segment revenues	320	49	—	369	337	47	—	384
Income from operations	13,220	30,644	(984)	42,880	14,049	23,636	(1,042)	36,643
Total assets	225,755	87,869	21,758	335,382	230,814	75,039	24,797	330,650

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)	Commitments and Contingencies

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

At June 29, 2013, approximately 47.9% of our employees in the United States, Mexico and Canada are subject to collective bargaining agreements that are renegotiated periodically. Less than 1% are subject to contracts that expire in 2013.

(14)	Subsequent Events

On July 24, 2013, our Board of Directors approved a new cash dividend policy, which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock. In connection with the new policy, on July 25, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on August 5, 2013 and is expected to be paid on August 15, 2013. Declaration of future cash dividends, and the establishment of record and payment dates, are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will,” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2012, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

We provide a comprehensive suite of transportation and logistics solutions that allow our customers and clients to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors, through a network of agents who solicit freight business directly from shippers, and through company-managed facilities and full-service freight forwarding and customs house brokerage offices. We believe our asset-light business model is highly scalable and will continue to support our growth with comparatively modest capital expenditure requirements. Our asset-light model, combined with a disciplined approach to contract structuring and pricing, creates a highly flexible cost structure that allows us to expand and contract quickly in response to changes in demand from our customers.

We generate substantially all of our revenues through fees charged to customers for the transportation of freight and for the customized logistics services we provide. We also derive revenue from fuel surcharges, where separately identifiable, loading and unloading activities, equipment detention, container management and storage and other related services. Operations aggregated in our transportation segment are associated with individual freight shipments coordinated by our agents, company-managed terminals and specialized services operations. In contrast, operations aggregated in our logistics segment deliver value-added services or transportation services to specific customers on a dedicated basis, generally pursuant to contract terms of one year or longer. Our segments are distinguished by the amount of forward visibility we have in regards to pricing and volumes, and also by the extent to which we dedicate resources and company-owned equipment.

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

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and twenty-six weeks ended June 29, 2013 and June 30, 2012, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Operating revenues:
Transportation services	67.9%	72.2%	67.6%	72.3%
Value-added services	19.4	16.8	19.3	17.2
Intermodal services	12.7	11.0	13.1	10.5

Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and twenty-six weeks ended June 29, 2013 and June 30, 2012, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	53.6	57.3	53.9	57.0
Direct personnel and related benefits	17.3	15.8	17.4	16.3
Commission expense	3.7	4.0	3.7	4.0
Operating expenses (exclusive of items shown seperately)	7.5	6.7	7.6	6.8
Occupancy expense	2.0	1.9	2.0	1.9
Selling, general, and administrative	3.3	3.5	3.2	3.2
Insurance and claims	1.8	1.9	1.8	2.0
Depreciation and amortization	1.9	1.7	2.0	1.7

Total operating expenses	91.1	92.7	91.6	93.0

Income from operations	8.9	7.3	8.4	7.0
Interest and other non-operating income (expense), net	(0.3)	(0.0)	(0.3)	(0.1)

Income before provision for income taxes	8.6	7.2	8.0	7.0
Provision for income taxes	3.3	1.3	3.0	1.2

Net income	5.4%	5.9%	5.0%	5.8%

Thirteen Weeks Ended June 29, 2013 Compared to Thirteen Weeks ended June 30, 2012

Operating revenues. Operating revenues for the thirteen weeks ended June 29, 2013 decreased by $0.8 million, or 0.3%, to $264.2 million from $265.0 million for the thirteen weeks ended June 30, 2012. Revenues from our transportation segment decreased $12.1 million, or 6.4%, while our logistics segment revenues increased $11.3 million, or 15.2%, compared to the same period last year. Included in operating revenues are fuel surcharges, where separately identifiable, of $30.6 million for thirteen weeks ended June 29, 2013, which compares to $30.0 million for the thirteen weeks ended June 30, 2012.

The decrease in consolidated operating revenues was primarily the result of a $12.0 million decrease in our transportation services, which was partially offset by increases of $6.7 million in value-added services and $4.5 million intermodal services, respectively. Transportation revenues from wind-energy projects and oil field production increased. However, total transportation demand remains lower as a result of our decision to exit certain underperforming sales channels in 2012 and lower volumes in other industry sectors including building products and metals. The number of loads from our transportation operations decreased to approximately 158,000 for the thirteen weeks ended June 29, 2013 compared to approximately 175,000 for thirteen weeks ended June 30, 2012, and our operating revenue per loaded mile, excluding fuel surcharges, decreased slightly to $2.36 from $2.39 for thirteen weeks ended June 30, 2012.

We experienced increasing demand for value-added services, including the launch of several expanded business operations with automotive and industrial customers, and improving volumes in existing programs. At June 29, 2013, we provided value-added services at 44 locations compared to 40 at June 30, 2012. Our average headcount, which is significantly impacted by growth in services delivered inside company and customer facilities, has increased by over 700 employees and full-time equivalent, or 16.2%, compared to the same period last year.

The increase in revenue from intermodal services was primarily driven by a $2.1 million increase in domestic container related operations and $1.7 million of revenues attributable to an acquisition made in the second quarter of 2012, as well an increase in the number of loads hauled. The number of intermodal loads increased to approximately 82,000 for the thirteen weeks ended June 29, 2013 compared to approximately 81,000 for the thirteen weeks ended June 30, 2012. Concurrently, our operating revenue per loaded mile, excluding fuel surcharges, decreased slightly to $3.62 from $3.65 for thirteen weeks ended June 30, 2012.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended June 29, 2013 decreased by $10.4 million, or 6.8%, to $141.6 million from $152.0 million for the thirteen weeks ended June 30, 2012. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues decreased 3.4% to $213.0 million for the thirteen weeks ended June 29, 2013 compared to $220.5 million for the thirteen weeks ended June 30, 2012. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 53.6% for the thirteen weeks ended June 29, 2013 from 57.3% for the thirteen weeks ended June 30, 2012. This decrease is primarily due to an increase in combined intermodal and value-added service revenues as a percentage of total revenues, which have typically operated with lower purchased transportation and equipment rental costs. Value-added and intermodal services revenues combined comprise 32.1% of total operating revenues for the thirteen weeks ended June 29, 2013 compared to 27.8% for same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended June 29, 2013 increased by $3.9 million, or 9.3%, to $45.7 million compared to $41.8 million for the thirteen weeks ended June 30, 2012. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase with the level of demand for our value-added services and staffing needs of our operations. As a percentage of revenue, personnel and related benefits expenses increased to 17.3% for the thirteen weeks ended June 29, 2013, compared to 15.8% for the thirteen weeks ended June 30, 2012. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirteen weeks ended June 29, 2013 decreased by $0.9 million, or 8.4%, to $9.8 million from $10.7 million for the thirteen weeks ended June 30, 2012. The absolute decrease was primarily due to the decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.7% for the thirteen weeks ended June 29, 2013 compared to 4.0% for the thirteen weeks ended June 30, 2012. As a percentage of revenues, the decrease in commission expense is due an increase in revenues generated by company managed-locations and value-added services operations where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $2.0 million, or 11.3%, to $19.7 million for the thirteen weeks ended June 29, 2013, compared to $17.7 million for the thirteen weeks ended June 30, 2012. As a percentage of operating revenues, other operating expenses (exclusive of items shown separately) increased to 7.5% for the thirteen weeks ended June 29, 2013 from 6.7% for the thirteen weeks ended June 30, 2012. These expenses include items such as fuel, maintenance, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase is primarily due to an increase in fuel expenses on company owned tractors of $0.7 million, repairs and maintenance of $0.4 million, utilities of $0.3 million, and $0.6 million of other operating expenses primarily due to new business at our value-added locations. Additional elements of the increase in operating expenses (exclusive of items shown separately) include increases in meals cost, facility security, and office and dock supplies. These increases were partially offset by a decrease in permit costs primarily attributable to a decrease in our heavy-haul operations.

Occupancy expense. Occupancy expense for the thirteen weeks ended June 29, 2013 increased by $0.4 million, or 8.2%, to $5.3 million from $4.9 million for the thirteen weeks ended June 30, 2012. As a percentage of operating revenue, occupancy expense increased slightly to 2.0% for the thirteen weeks ended June 29, 2013 compared to 1.9% for the thirteen weeks ended June 30, 2012. Included in the increase was additional rental expense related to new operating locations, as well as added space at existing facilities. These increases were partially offset by rental rate reductions and sub-letting of space at various existing facilities.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended June 29, 2013 decreased by $0.6 million, or 6.5%, to $8.7 million from $9.3 million for the thirteen weeks ended June 30, 2012. Included in selling, general and administrative expense during the thirteen weeks ended June 30, 2012 are $1.9 million of LINC’s IPO costs that were taken as a charge to income when the efforts were abandoned in May 2012. Excluding IPO-related charges, as a percentage of operating revenues, selling, general and administrative expense increased to 3.3% for the thirteen weeks ended June 29, 2013 compared to 2.8% for the thirteen weeks ended June 30, 2012. The largest component of selling, general and administrative expense, salaries and wages, were relatively flat, while there were increases in professional fees of $0.9 million, bad debts and uncollectible agent loans of $0.1 million, other selling, general and administrative expense of $0.3 million and a decrease in gains on the sale of equipment of $0.1 million. Included in legal and professional fees are costs incurred in connection with IT and sales support initiatives, a suspended private placement note offering, and increased corporate development activity.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended June 29, 2013 decreased by $0.3 million, or 6.0%, to $4.7 million from $5.0 million for the thirteen weeks ended June 30, 2012. As a percentage of operating revenues, insurance and claims decreased slightly to 1.8% for the thirteen weeks ended June 29, 2013 from 1.9% for the thirteen weeks ended June 30, 2012. The absolute decrease was primarily the result of decreases in auto liability insurance premiums and claims expense of $0.8 million, which was partially offset by an increase in our cargo and service claims expense of $0.5 million.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended June 29, 2013 increased by $0.5 million, or 11.1%, to $5.0 million from $4.5 million for the thirteen weeks ended June 30, 2012. The absolute increase is primarily the result of additional depreciation totaling $0.7 million on our capital expenditures made throughout 2012, particularly related to enhancements to our Mexican assembly line placed in service in December 2012. This increase was partially offset by a decrease in amortization of $0.2 million due to certain intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $0.9 million for the thirteen weeks ended June 29, 2013 compared to $0.8 million for the thirteen weeks ended June 30, 2012. As of June 29, 2013, we had outstanding borrowings totaling $128.0 million compared to $89.2 million at June 30, 2012, which was borrowed pursuant to previous credit agreements.

Other non-operating income. Other non-operating income for the thirteen weeks ended June 29, 2013 was $0.1 million compared to $0.7 million for the thirteen weeks ended June 30, 2012. Included in other non-operating income for the thirteen weeks ended June 29, 2013 were $0.1 million in pre-tax gains on the sales of marketable equity securities compared to $0.5 million in the thirteen weeks ended June 30, 2012.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended June 29, 2013 was $8.7 million compared to $3.4 million for the thirteen weeks ended June 30, 2012, based on an effective tax rate of 38.0% and 17.7%, respectively. Prior to the merger, LINC elected to be treated as a “Subchapter S corporation” for federal income tax purposes. As a result, the financial results related to LINC for the thirteen weeks ended June 30, 2012 incurred no federal income tax liabilities or, in many jurisdictions, state or local tax liabilities.

Twenty-six Weeks Ended June 29, 2013 Compared to Twenty-six Weeks ended June 30, 2012

Operating revenues. Operating revenues for the twenty-six weeks ended June 29, 2013 decreased by $8.7 million, or 1.7%, to $512.3 million from $521.0 million for the twenty-six weeks ended June 30, 2012. Revenues from our transportation segment decreased $23.4 million, or 6.3%, while our logistics segment revenues increased $14.7 million, or 9.8%, compared the same period last year. Included in operating revenues are fuel surcharges, where separately identifiable, of $59.5 million for twenty-six weeks ended June 29, 2013, which compares to $57.6 million for the twenty-six weeks ended June 30, 2012.

The decrease in consolidated operating revenues was primarily the result of a $30.5 million decrease in our transportation services, which was partially offset by increases of $9.2 million in our value-added services and $12.6 million in our intermodal services, respectively. Although demand improved in the wind-energy and oil and gas industries, overall, load counts in our transportation services continue to be below the levels we experienced last year. Volumes have been negatively impacted by the exiting of certain underperforming sales channels last year and lower volumes in certain industry sectors, including building products and metals. Overall, the number of loads from our transportation operations decreased to approximately 309,000 for the twenty-six weeks ended June 29, 2013 compared to approximately 346,000 for twenty-six weeks ended June 30, 2012. Our operating revenue per loaded mile, excluding fuel surcharges decreased to $2.34 from $2.37 for twenty-six weeks ended June 30, 2012.

Demand for our value-added increased, with several new operations launched for our existing automotive and industrial customers, and improving volumes with our existing programs. At June 29, 2013 we provided value-added services at 44 locations compared to 40 at June 30, 2012. Our average headcount, which is significantly impacted by growth in services delivered, grew by over 15% compared to the same period last year.

Our intermodal operations increased in both the number of loads hauled and in operating revenues per loaded mile, as well as a $5.6 million increase in domestic container-related operations and $2.9 million of revenues attributable to an acquisition made in the second quarter of 2012. The number of intermodal loads increased to approximately 160,000 for the twenty-six weeks ended June 29, 2013 compared to approximately 156,000 for twenty-six weeks ended June 30, 2012, and our operating revenue per loaded mile, excluding fuel surcharges, increased to $3.59 from $3.54 for twenty-six weeks ended June 30, 2012.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the twenty-six weeks ended June 29, 2013 decreased by $20.8 million, or 7.0%, to $276.2 million from $297.0 million for the twenty-six weeks ended June 30, 2012. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues decreased 4.2% to $413.3 million for the twenty-six weeks ended June 29, 2013 compared to $431.2 million for the twenty-six weeks ended June 30, 2012. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 53.9% for the twenty-six weeks ended June 29, 2013 from 57.0% for the twenty-six weeks ended June 30, 2012. This decrease is primarily due to a combined increase in intermodal and value-added service revenues as a percentage of total revenues, which have typically operated with lower purchased transportation and equipment rental costs. Value-added and intermodal services revenues combined comprise 32.4% of total operating revenues for the twenty-six weeks ended June 29, 2013 compared to 27.6% for the twenty-six weeks ended June 30, 2012.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the twenty-six weeks ended June 29, 2013 increased by $4.1 million, or 4.8%, to $89.0 million compared to $84.9 million for the twenty-six weeks ended June 30, 2012. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase with the level of demand for our value-added services and staffing needs of our operations. As a percentage of revenue, personnel and related benefits expenses increased to 17.4% for the twenty-six weeks ended June 29, 2013, compared to 16.3% for the twenty-six weeks ended June 30, 2012. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the twenty-six weeks ended June 29, 2013 decreased by $1.8 million, or 8.6%, to $19.1 million from $20.9 million for the twenty-six weeks ended June 30, 2012. The absolute decrease was primarily due to the decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.7% for the twenty-six weeks ended June 29, 2013 compared to 4.0% for the twenty-six weeks ended June 30, 2012. As a percentage of revenues, the decrease in commission expense is due to an increase in fuel surcharges, which are generally passed through to our owner-operators, and an increase in revenues generated by company managed-locations and value-added services operations where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $3.5 million, or 9.9%, to $38.9 million for the twenty-six weeks ended June 29, 2013, compared to $35.4 million for the twenty-six weeks ended June 30, 2012. As a percentage of operating revenues, other operating expenses (exclusive of items shown separately) increased to 7.6% for the twenty-six weeks ended June 29, 2013 from 6.8% for the twenty-six weeks ended June 30, 2012. These expenses include items such as fuel, maintenance, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase is primarily due to an increase in fuel expenses on company owned tractors of $1.1 million, repairs and maintenance of $0.4 million, utilities of $0.5 million, and $0.4 million of facility security primarily due to new business at our value-added locations. Additional elements of the increase in operating expenses (exclusive of items shown separately) include increases in meals cost, office and dock supplies. These increases were partially offset by a decrease in permit costs primarily attributable to a decrease in our heavy-haul operations.

Occupancy expense. Occupancy expense for the twenty-six weeks ended June 29, 2013 increased by $0.4 million, or 4.0%, to $10.3 million from $9.9 million for the twenty-six weeks ended June 30, 2012. As a percentage of operating revenue, occupancy expense increased slightly to 2.0% for the twenty-six weeks ended June 29, 2013 compared to 1.9% for the same period last year. Included in the increase was additional rental expense related to new operating locations, as well as added space at existing facilities. These increases were partially offset by rental rate reductions and sub-letting of space at various existing facilities.

Selling, general and administrative. Selling, general and administrative expense for the twenty-six weeks ended June 29, 2013 decreased by $0.2 million, or 1.2%, to $16.5 million from $16.7 million for the twenty-six weeks ended June 30, 2012. Included in selling, general and administrative expense during the twenty-six weeks ended June 30, 2012 are $1.9 million of LINC’s IPO costs that were taken as a charge to income when the efforts were abandoned in May 2012. Excluding IPO-related charges, as a percentage of operating revenues, selling, general and administrative expense increased to 3.2% for the twenty-six weeks ended June 29, 2013 compared to 2.8% for the twenty-six weeks ended June 30, 2012. The largest component of selling, general and administrative expense, salaries and wages, were relatively flat, while there were increases in professional fees of $1.1 million, bad debts and uncollectible agent loans of $0.2 million and other selling, general and administrative expense of $0.5 million. Included in legal and professional fees are costs incurred in connection with IT and sales support initiatives, a suspended private placement note offering, and increased corporate development activity.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended June 29, 2013 decreased by $1.1 million, or 10.5%, to $9.4 million from $10.5 million for the twenty-six weeks ended June 30, 2012. As a percentage of operating revenues, insurance and claims decreased to 1.8% for the twenty-six weeks ended June 29, 2013 from 2.0% for the twenty-six weeks ended June 30, 2012. The absolute decrease was primarily the result of decreases in auto liability insurance premiums and claims expense of $1.4 million, which was partially offset by an increase in our cargo and service claims expense of $0.3 million.

Depreciation and amortization. Depreciation and amortization expense for the twenty-six weeks ended June 29, 2013 increased by $1.2 million, or 13.5%, to $10.1 million from $8.9 million for the twenty-six weeks ended June 30, 2012. The absolute increase is primarily the result of additional depreciation totaling $1.4 million on our capital expenditures made throughout 2012, particularly related to enhancements to our Mexican assembly line placed in service in December 2012. This increase was partially offset by a decrease in amortization of $0.3 million due to certain intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $2.0 million for the twenty-six weeks ended June 29, 2013 compared to $1.6 million for the twenty-six weeks ended June 30, 2012. As of June 29, 2013, we had outstanding borrowings totaling $128.0 million compared to $89.2 million at June 30, 2012, which was borrowed pursuant to previous credit agreements.

Other non-operating income. Other non-operating income for the twenty-six weeks ended June 29, 2013 was $0.3 million compared to $1.2 million for the twenty-six weeks ended June 30, 2012. Included in other non-operating income for the twenty-six weeks ended June 29, 2013 were $0.1 million in pre-tax gains on the sales of marketable equity securities compared to $0.9 million in the twenty-six weeks ended June 30, 2012.

Provision for income taxes. Provision for income taxes for the twenty-six weeks ended June 29, 2013 was $15.6 million compared to $6.0 million for the twenty-six weeks ended June 30, 2012, based on an effective tax rate of 37.9% and 16.7%, respectively. Prior to the merger, LINC elected to be treated as a “Subchapter S corporation” for federal income tax purposes. As a result, the financial results related to LINC for the twenty-six weeks ended June 30, 2012 incurred no federal income tax liabilities or, in many jurisdictions, state or local tax liabilities.

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

During the twenty-six weeks ended June 29, 2013, our capital expenditures totaled $5.5 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the end of 2013, exclusive of acquisitions of businesses, we expect to incur capital expenditures in the range of 2% to 3% of operating revenues for the acquisition of transportation equipment, to support our value-added service operations and for the acquisition of real property acquisitions and improvements to our existing terminal yard and container facilities.

On July 24, 2013, our Board of Directors approved a new cash dividend policy, which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock. In connection with the new policy, on July 25, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on August 5, 2013 and is expected to be paid on August 15, 2013. Declaration of future cash dividends, and the establishment of record and payment dates, are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

We expect that our cash flow from operations, working capital and available borrowings will be sufficient to meet our capital commitments, pay dividends and fund our operational needs for at least the next twelve months. Based on the availability of borrowings under our credit facilities, against our marketable security portfolio, and other financing sources, and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

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

All obligations under the Credit Agreement are unconditionally guaranteed by our material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. At June 29, 2013, the Company was in compliance with its debt covenants. As of June 29, 2013, there were no letters of credit issued under the Credit Agreement, and the outstanding balance was $128.0 million. At June 29, 2013, our $46.0 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $101.0 million, of which, $82.9 million were available for borrowing against pursuant to the agreement.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.85%, and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of June 29, 2013 the outstanding balance under the line of credit was $0.0 million, and the maximum available borrowings against the line of credit were $5.0 million.

Discussion of Cash Flows

At June 29, 2013, we had cash and cash equivalents of $6.2 million compared to $2.6 million at December 31, 2012. Net cash provided by operating activities was $26.2 million, while we used $4.6 million in investing activities and $18.0 million in financing activities.

The $26.2 million in net cash provided by operations was primarily attributed to $25.5 million of net income which reflects non-cash depreciation and amortization, gains on the sales of marketable securities and property and equipment, provisions for doubtful accounts, and a change in deferred income taxes totaling $10.9 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $10.2 million. The increase in the working capital position is primarily the result of increases in accounts receivable, increases in prepaid expenses and other assets and a decrease in accounts payable and other current liabilities, insurance and claims accruals, and other long-term liabilities. Affiliate transactions increased net cash provided by operating activities during the thirteen weeks ended June 29, 2013 by $2.5 million. The increase consisted of an increase in accounts payable to affiliates of $1.6 million, while accounts receivable from affiliates decreased of $0.9 million.

The $4.6 million in net cash used in investing activities consisted of $5.5 million of capital expenditures and $0.3 million for the acquisition of a business, partially offset by $0.6 million in proceeds from the sale of property and equipment and $0.5 million in proceeds from the sales of marketable securities.

We also used $18.0 million in net cash to pay down our outstanding indebtedness. As of June 29, 2013, we had outstanding borrowings totaling $128.0 million compared to $146.0 million at December 31, 2012.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”, of our Form 10-K for the year ended December 31, 2012. There have been no changes in our accounting policies during the thirteen weeks ended June 29, 2013.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended June 29, 2013. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2013, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 29, 2013 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description

3.1	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report filed on November 1, 2012 (Commission File No. 000-51142))

3.2	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 ((Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012 (Commission File No. 000-51142))

10.1	Consulting Agreement between Universal Truckload Services, Inc. and Manuel J. Moroun, dated April 24, 2013. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2013 (Commission File No. 000-51142))

10.2+	Universal Truckload Services, Inc. 2013 Short-Term Incentive Plan B (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2013 (Commission File No. 000-51142))

10.3	First Amendment to Revolving Credit and Term Loan Agreement, date June 3, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2013 (Commission File
No. 000-51142))

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: August 7, 2013	By:	/s/ David A. Crittenden
David A. Crittenden Chief Financial Officer

Date: August 7, 2013	By:	/s/ H.E. “Scott” Wolfe
H.E. “Scott” Wolfe Chief Executive Officer