Form 10-Q
period 2013-09-28
Universal Truckload Services, Inc.
filed 2013-11-07
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November 1, 2013, was 30,078,912.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 28, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$5,451	$2,554
Marketable securities	10,641	9,962
Accounts receivable – net of allowance for doubtful accounts of $2,584 and $2,515, respectively	131,089	118,903
Other receivables	16,996	16,720
Due from affiliates	2,334	3,586
Prepaid income taxes	3,358	1,621
Prepaid expenses and other	10,776	10,914
Deferred income taxes	2,111	4,878

Total current assets	182,756	169,138
Property and equipment – net of accumulated depreciation of $133,998 and $126,736, respectively	124,001	127,791
Goodwill	17,965	17,965
Intangible assets – net of accumulated amortization of $23,924 and $22,237, respectively	5,429	7,115
Other assets	5,097	5,360

Total assets	$335,248	$327,369

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$53,514	$55,248
Due to affiliates	4,476	4,093
Accrued expenses and other current liabilities	17,584	17,130
Insurance and claims	20,999	27,246
Current portion of long-term debt	3,429	—

Total current liabilities	100,002	103,717
Long-term liabilities:
Long-term debt	120,571	146,000
Deferred income taxes	14,462	15,599
Other long-term liabilities	4,992	4,681

Total long-term liabilities	140,025	166,280
Shareholders’ equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,710,441 and 30,685,441 shares issued; 30,078,912 and 30,053,912 shares outstanding, respectively	30,710	30,685
Paid-in capital	550	550
Treasury stock, at cost; 631,529 shares	(9,316)	(9,316)
Retained earnings	71,756	34,589
Accumulated other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,096 and $858, respectively	1,832	998
Foreign currency translation adjustments	(311)	(134)

Total shareholders’ equity	95,221	57,372

Total liabilities and shareholders’ equity	$335,248	$327,369

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

September 28, 2013 and September 29, 2012

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2013	2012	2013	2012
Operating revenues:
Transportation services	$180,847	$184,658	$527,213	$561,479
Value-added services	47,936	41,207	146,887	130,959
Intermodal services	32,880	31,033	99,844	85,420

Total operating revenues	261,663	256,898	773,944	777,858
Operating expenses:
Purchased transportation and equipment rent	143,436	148,889	419,590	445,930
Direct personnel and related benefits	43,898	39,041	132,897	123,965
Commission expense	10,132	10,660	29,254	31,600
Operating expenses (exclusive of items shown separately)	18,946	17,345	57,821	52,745
Occupancy expense	4,661	4,845	14,923	14,753
Selling, general, and administrative	7,904	7,639	24,445	24,353
Insurance and claims	5,523	5,132	14,905	15,592
Depreciation and amortization	4,683	4,454	14,749	13,384

Total operating expenses	239,183	238,005	708,584	722,322

Income from operations	22,480	18,893	65,360	55,536
Interest income	19	100	72	223
Interest expense	(1,113)	(819)	(3,196)	(2,531)
Other non-operating income	105	1,185	366	2,357

Income before provision for income taxes	21,491	19,359	62,602	55,585
Provision for income taxes	7,749	4,307	23,332	10,349

Net income	$13,742	$15,052	$39,270	$45,236

Earnings per common share:
Basic	$0.46	$0.50	$1.31	$1.51
Diluted	$0.46	$0.50	$1.30	$1.51
Weighted average number of common shares outstanding:
Basic	30,065	30,018	30,058	30,034
Diluted	30,118	30,018	30,099	30,034

Dividends paid per common share	$0.07	$—	$0.07	$—

Pre-merger dividends paid per common share	$—	$—	$—	$1.00

Pro Forma earnings per common share - “C” corporation status:
Pro Forma provision for income taxes due to LINC Logistics Company conversion to “C” corporation		$3,027		$11,059
Earnings per common share:
Basic		$0.40		$1.14
Diluted		$0.40		$1.14

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Comprehensive Income

September 28, 2013 and September 29, 2012

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2013	2012	2013	2012
Net Income	$13,742	$15,052	$39,270	$45,236
Other comprehensive income:
Unrealized holding gains on available-for-sale investments arising during the period, net of income taxes	253	279	901	824
Realized gains on available-for-sale investments reclassified into income, net of income taxes	—	(634)	(67)	(1,165)
Foreign currency translation adjustments	(3)	262	(177)	323

Net gain (loss) recognized in other comprehensive income	250	(93)	657	(18)

Total comprehensive income	$13,992	$14,959	$39,927	$45,218

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

Thirty-nine Weeks ended September 28, 2013 and September 29, 2012

(In thousands)

	2013	2012
Cash flows from operating activities:
Net income	$39,270	$45,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,749	13,384
Gain on sale of marketable equity securities	(107)	(1,904)
Loss (gain) on disposal of property and equipment	148	(17)
Non-cash charges incurred from LINC capital markets activity	—	1,882
Provision for doubtful accounts	1,223	773
Deferred income taxes	1,391	450
Change in assets and liabilities:
Trade and other accounts receivable	(13,793)	(10,666)
Prepaid income taxes, prepaid expenses and other assets	(1,355)	(6,316)
Accounts payable, accrued expenses, insurance and claims and other current liabilities	(7,205)	15,947
Due to/from affiliates, net	1,641	(2,748)
Other long-term liabilities	311	1,586

Net cash provided by operating activities	36,273	57,607
Cash flows from investing activities:
Capital expenditures	(11,073)	(20,000)
Proceeds from the sale of property and equipment	1,653	751
Purchases of marketable securities	(20)	(16)
Proceeds from sale of marketable securities	520	6,221
Affiliate notes receivables - LINC	—	(5,000)
Acquisition of business	(250)	(850)

Net cash used in investing activities	(9,170)	(18,894)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	21,505	21,532
Repayments of debt - revolving debt	(43,505)	(14,532)
Proceeds from borrowing - short term credit agreement	—	(5,056)
Dividends paid	(2,104)	—
Distributions to LINC shareholders	—	(18,380)
Pre-merger dividends paid	—	(15,499)
Proceeds from issuance of common stock, net of issuance cost	25	—
Purchases of treasury stock	—	(991)
Payment of earnout obligations related to acquisitions	(23)	(157)

Net cash used in financing activities	(24,102)	(33,083)
Effect of exchange rate changes on cash and cash equivalents	(104)	42

Net increase in cash	2,897	5,672
Cash and cash equivalents – beginning of period	2,554	5,511

Cash and cash equivalents – end of period	$5,451	$11,183

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

Thirty-nine Weeks ended September 28, 2013 and September 29, 2012

(In thousands)

	2013	2012
Supplemental cash flow information:
Cash paid for interest	$2,808	$2,302

Cash paid for income taxes	$23,608	$7,249

Distributions to LINC shareholders:
Dividends paid	$—	$18,000
Distribution for shareholder state tax withholding	—	380

Net cash paid	$—	$18,380

Acquisition of business:
Fair value of assets acquired, including goodwill	$—	$1,100
Acquisition obligations	—	(250)
Payment of acquisition obligation	250	—

Net cash paid	$250	$850

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Truckload Services, Inc. and its wholly-owned subsidiaries (“we”, “us”, “our”, “Universal”, or “the Company”), have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

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

	Thirteen weeks ended September 29, 2012	Thirty-nine weeks ended September 29, 2012
Total operating revenues:
Universal, as previously reported on Form 10-Q for the quarterly period ended September 29, 2012	$183,321	$544,224
LINC	73,587	233,649
Elimination of intercompany transactions	(10)	(15)

Universal, as restated	$256,898	$777,858

Net income:
Universal, as previously reported on Form 10-Q for the quarterly period ended September 29, 2012	$5,512	$14,108
LINC	9,540	31,128

Universal, as restated	$15,052	$45,236

Earnings per common share:
Basic :
Universal, as previously reported on Form 10-Q for the quarterly period ended September 29, 2012	$0.36	$0.91
Universal, as restated	$0.50	$1.51
Diluted :
Universal, as previously reported on Form 10-Q for the quarterly period ended September 29, 2012	$0.36	$0.91
Universal, as restated	$0.50	$1.51

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)	Marketable Securities

At September 28, 2013 and December 31, 2012, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At September 28, 2013 Equity Securities	$7,713	$3,084	$(156)	$10,641

At December 31, 2012 Equity Securities	$8,106	$2,077	$(221)	$9,962

Included in equity securities at September 28, 2013 are securities with a fair value of $1.2 million with a cumulative loss position of $0.2 million, the impairment of which we consider to be temporary. We consider several factors in our determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities. We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 28, 2013 Equity securities	$834	$61	$255	$95	$1,089	$156

At December 31, 2012 Equity securities	$1,222	$118	$164	$103	$1,386	$221

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)	Marketable Securities - continued

Our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the banking, oil and gas, and diversified holding industries. The fair value and unrealized losses are distributed in 8 publicly-traded companies, with no single industry or company representing a material or concentrated unrealized loss. We have evaluated the near-term prospects of the various industries, as well as the specific issuers within its portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at September 28, 2013.

We may, from time to time, invest cash in excess of our current needs in marketable securities, much of which are held in equity securities, which are actively traded on public exchanges. It is our philosophy to minimize the risk of capital loss without foregoing the potential for capital appreciation through investing in value-and-income oriented investments. However, holding equity securities subjects us to fluctuations in the market value of our investment portfolio based on current market prices, and a decline in market prices or other unstable market conditions could cause a loss in the value of our marketable securities classified as available-for-sale.

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	September 28, 2013	December 31, 2012
Payroll related items	$6,941	$6,582
Driver escrow liabilities	6,174	5,769
Commissions, taxes and other	4,469	4,779

Total	$17,584	$17,130

(5)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at September 28, 2013	September 28, 2013	December 31, 2012
Outstanding Debt:
Credit Agreement
$110 million revolving credit facility	LIBOR + 1.60%	$42,000	$64,000
$60 million equipment credit facility	LIBOR + 1.85%	32,000	32,000
$50 million term loan	LIBOR + 2.75%	50,000	50,000
UBS secured borrowing facility	LIBOR + 0.85%	—	—

		124,000	146,000
Less current portion		3,429	—

Total long-term debt		$120,571	$146,000

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Debt - continued

Syndicated credit facility

On August 30, 2012, we entered into a Revolving Credit and Term Loan Agreement, or the Credit Agreement, with and among the lenders parties thereto and Comerica Bank, as administrative agent, to provide for aggregate borrowing facilities of up to $220 million. The Credit Agreement consists of a $110 million revolving credit facility (which amount may be increased by up to $20 million upon our request and approval of the lenders), a $60 million equipment credit facility, and a $50 million term loan. Additionally, the Credit Agreement provides for up to $5 million in letters of credit, which letters of credit reduce availability under the revolving credit facility.

Upon closing the merger with LINC on October 1, 2012, we borrowed approximately $149.1 million to repay LINC’s outstanding indebtedness and dividends payable via the Credit Agreement.

$110 million Revolving Credit Facility

The revolving credit facility is available to refinance existing indebtedness and to finance working capital through August 28, 2017. Two interest rate options are applicable to advances borrowed pursuant to the facility: Eurodollar-based advances and base rate advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.35% to 2.10% based on our ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. As an alternative, base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.35% to 1.10%. The base rate is the greater of the prime rate announced by Comerica Bank, the federal funds effective rate plus 1.0%, or the daily adjusting LIBOR rate plus 1.0%. At September 28, 2013, interest accrued at 1.78% based on 30-day LIBOR.

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.0 million Swing Line sub-facility and a $5.0 million letter of credit sub-facility. On June 3, 2013, we executed an amendment to our Revolving Credit and Term Loan Agreement (the “First Amendment”), which split the availability on the Swing Line between two existing lenders, Comerica Bank and KeyBank. The SwingLine was split to provide for borrowings of up to $7.0 million from Comerica Bank and $3.0 million from KeyBank, so long as the Comerica Bank and KeyBank advances do not exceed $10.0 million in the aggregate. Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by the applicable Swing Line lender in its sole discretion. At September 28, 2013, there was $4.0 million outstanding from Comerica Bank under the Swing Line and interest accrued at 1.78% based on 30-day LIBOR. As of September 28, 2013, there were no letters of credit issued against the lines.

Interest on the unpaid balance of all revolving credit facility and swing line base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid balance of each Eurodollar-based advance of the revolving credit facility is payable on the last day of the applicable Eurodollar interest period. Interest on the unpaid balance of each quoted rate based advance of the swing line is payable on the last day of the applicable quoted rate interest period.

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.50%, depending on our ratio of total debt to EBITDA. Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment. Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable of our principal operating subsidiaries, pursuant to a monthly borrowing base certificate. At September 28, 2013, our $42.0 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $106.3 million, of which, $87.4 million were available for borrowing against pursuant to the agreement.

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

The two interest rate options that apply to revolving credit facility advances also apply to equipment credit facility advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.60% to 2.60% based on our ratio of total debt to EBITDA. Base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.60% to 1.60%. The equipment credit facility is subject to an unused fee, which is payable quarterly in arrears, of 0.50%. At September 28, 2013, interest accrued at 2.03% based on 30-day LIBOR.

Interest on the unpaid balance of all equipment credit facility base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid balance of each Eurodollar-based advance of the equipment credit facility is payable on the last day of the applicable Eurodollar interest period.

$50 million Term Loan

Proceeds of the term loan were advanced on October 1, 2012 and used to refinance existing indebtedness of LINC. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At September 28, 2013, interest accrued at 2.93% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

The Credit Agreement requires us to repay the borrowings made under the term loan facility and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of our annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. Mandatory prepayment of the term loan was $0 as of September 28, 2013. We may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, we may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company’s material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes annual, quarterly and ad hoc financial reporting requirements and financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. Specifically, we may not exceed a maximum senior debt to EBITDA ratio, as defined, of 2.5:1 and a maximum total debt to EBITDA ratio, as defined, of 3.0:1. We must also maintain a fixed charge coverage ratio, as defined, of not less than 1.25:1. As of September 28, 2013, we were in compliance with our debt covenants.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Debt - continued

UBS Secured Borrowing Facility

We also maintain a secured borrowing facility at UBS Financial Services, Inc., or UBS, using our marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.85% (effective rate of 1.03% at September 28, 2013), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit. As of September 28, 2013 and December 31, 2012, there were no amounts outstanding under the line of credit, and the maximum available borrowings were $5.1 million.

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

We segregate all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 28, 2013
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$17	$—	$—	$17
Marketable securities	10,641	—	—	10,641

Total Assets	$10,658	$—	$—	$10,658

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$23	$—	$—	$23
Marketable securities	9,962	—	—	9,962

Total Assets	$9,985	$—	$—	$9,985

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Fair Value Measurements and Disclosures - continued

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

Our senior debt and line of credit consists of variable rate borrowings. We categorize borrowings under the credit agreement and line of credit as Level 2 in the fair value hierarchy. The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

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

In addition to the administrative support services described above, we purchase other services from affiliates. Following is a schedule of cost incurred for services provided by affiliates for the thirteen weeks and thirty-nine weeks ended September 28, 2013 and September 29, 2012 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Administrative support services	$1,158	$631	$2,047	$1,875
Truck fueling and maintenance	473	1,155	1,615	2,864
Real estate rent and related costs	2,807	2,831	8,294	8,292
Insurance and employee benefit plans	7,930	8,450	25,464	25,810
Contracted transportation services	78	81	227	208

Total	$12,446	$13,148	$37,647	$39,049

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

A significant number of our transportation and logistics service operations are located at facilities leased from affiliates. As of September 28, 2013, we occupy 37 such facilities. Occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly. Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility. However, we are not limited to such arrangements.

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

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At September 28, 2013 and December 31, 2012, amounts due to affiliates were $4.5 million and $4.1 million, respectively.

Services provided to affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Following is a schedule of services provided to affiliates for the thirteen weeks and thirty-nine weeks ended September 28, 2013 and September 29, 2012 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Transportation and intermodal services	$1,204	$660	$8,777	$847
Truck fueling and maintenance	69	49	167	184
Administrative and customer support services	—	101	120	163

Total	$1,273	$810	$9,064	$1,194

At September 28, 2013 and December 31, 2012, amounts due from affiliates were $2.3 million and $3.6 million, respectively.

During the thirteen weeks ended September 28, 2013, we incurred approximately $524,000 of costs related to an underwritten public offering of our common stock. Under the Amended and Restated Registration Rights Agreement, dated as of July 25, 2012 with our majority shareholders, we were responsible to pay for the cost of the offering. After deducting the underwriting discount and offering expenses, we do not expect to have any remaining proceeds from the sale of our common stock.

Also for the thirteen weeks ended September 28, 2013, we purchased 25 tractors from an affiliate for approximately $1.1 million.

We also retained the law firm of Sullivan Hincks & Conway to provide legal services during the period. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Amounts paid for legal services during the thirteen and thirty-nine weeks ended September 28, 2013 were $6,000 and $9,000, respectively. Amounts paid for legal services during the thirteen and thirty-nine weeks ended September 29, 2012 were $31,000 and $144,000, respectively.

On October 1, 2012, we completed the acquisition of LINC. Our principal shareholders beneficially owned, in the aggregate, 100% of the common stock of LINC. See Note 2 “Business Combinations - Acquisition Accounted for Between Entities Under Common Control.”

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Unrealized holding gains on available-for-sale investments arising during the period:
Gross amount	$380	$449	$1,179	$1,313
Income tax (expense) benefit	(127)	(170)	(278)	(489)

Net of tax amount	$253	$279	$901	$824

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$—	$(1,034)	$(107)	$(1,904)
Income tax expense	—	400	40	739

Net of tax amount	$—	$(634)	$(67)	$(1,165)

Foreign currency translation adjustments	$(3)	$262	$(177)	$323

(9)	Shareholders’ Equity

In August 2013, we sold 25,000 shares of our common stock in an underwritten public offering at a price of $23.00 per share. After deducting the underwriting discount and offering expenses, we did not receive any proceeds from the sale of our common stock.

(10)	Stock Based Compensation

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

On December 20, 2012, we granted 178,137 shares of restricted stock to certain of our employees. The restricted stock grants vested 20% on December 20, 2012, and an additional 20% will vest on each anniversary of the grant through December 20, 2016, subject to continued employment of the grantee with the Company.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	142,511	$16.42
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Balance at September 28, 2013	142,511	$16.42

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Stock Based Compensation - continued

As of September 28, 2013, there was $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4 years.

(11)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding, including outstanding non-vested restricted stock, plus incremental shares that would have been outstanding upon the assumed exercise of any dilutive stock options. For the thirteen weeks and thirty-nine weeks ended September 28, 2013, there were 53,570 and 41,908 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and thirty-nine weeks ended September 29, 2012, we had no common stock equivalents; therefore, diluted earnings per share are equal to basic earnings per share.

(12)	Dividends

On July 25, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which was payable to shareholders of record at the close of business on August 5, 2013, and was paid on August 15, 2013. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

(13)	Unaudited Pro Forma Earnings Per Share

Prior to its acquisition on October 1, 2012, LINC was an “S” Corporation for U.S. federal income tax purposes. As a result, LINC had no U.S. federal income tax liability, but had state and local liabilities in certain jurisdictions attributable to earnings as an “S” Corporation. Pro forma basic and diluted earnings per share have been computed to give effect to the termination of LINC’s “S” Corporation status and acquisition by us, which changes the provision for income taxes for each period presented. For the thirteen weeks and thirty-nine ended September 29, 2012, we assume a blended statutory federal, state and local rate of 37.9% and 38.5%, respectively.

The following table sets forth a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share for each 2012 period presented (in thousands, except per share data):

	Thirteen weeks ended September 29, 2012	Thirty-nine weeks ended September 29, 2012
Net income	$15,052	$45,236
Pro forma provision for income taxes due to LINC’s conversion to a “C” corporation	3,027	11,059

Pro forma net income	$12,025	$34,177

Pro forma earnings per common share:
Basic	$0.40	$1.14
Diluted	$0.40	$1.14
Weighted average number of common shares outstanding:
Basic	30,018	30,034
Diluted	30,018	30,034

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)	Segment Reporting

We report our financial results in two reportable segments, the transportation segment and the logistics segment, based on the nature of the underlying customer commitment and the types of investments required to support these commitments. This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria.

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

The following tables summarize information about our reportable segments as of and for the thirteen week and thirty-nine week periods ended September 28, 2013 and September 29, 2012 (in thousands):

	Thirteen weeks ended
	September 28, 2013				September 29, 2012
	Transportation	Logistics	Other	Total	Transportation	Logistics	Other	Total
Operating revenues	$181,572	$79,977	$114	$261,663	$188,388	$68,423	$87	$256,898
Eliminated inter-segment revenues	152	79	—	231	100	20	—	120
Income from operations	8,261	15,388	(1,169)	22,480	8,245	11,240	(592)	18,893
Total assets	228,721	85,008	21,519	335,248	237,328	76,206	32,500	346,034

	Thirty-nine weeks ended
	September 28, 2013				September 29, 2012
	Transportation	Logistics	Other	Total	Transportation	Logistics	Other	Total
Operating revenues	$529,375	$244,244	$325	$773,944	$559,567	$217,986	$305	$777,858
Eliminated inter-segment revenues	472	128	—	600	437	67	—	504
Income from operations	21,481	46,032	(2,153)	65,360	22,294	34,877	(1,635)	55,536
Total assets	228,721	85,008	21,519	335,248	237,328	76,206	32,500	346,034

(15)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

We are involved in certain claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. Based on the knowledge of the facts, and in certain cases, opinions of outside counsel, in our opinion the resolution of these claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows.

At September 28, 2013, approximately 48.7% of our employees in the United States, Mexico and Canada are subject to collective bargaining agreements that are renegotiated periodically. Less than 1% are subject to contracts that expire in 2013.

(16)	Subsequent Events

On October 24, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on November 4, 2013 and is expected to be paid on November 14, 2013. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

We generate substantially all of our revenues through fees charged to customers for the transportation of freight and for the customized logistics services we provide. We also derive revenue from fuel surcharges, where separately identifiable, loading and unloading activities, equipment detention, container management and storage and other related services. Operations aggregated in our transportation segment are associated with individual freight shipments coordinated by our agents, company-managed terminals and specialized services operations. In contrast, operations aggregated in our logistics segment deliver value-added services and transportation services to specific customers on a dedicated basis, generally pursuant to contract terms of one year or longer. Our segments are distinguished by the amount of forward visibility we have in regards to pricing and volumes, and also by the extent to which we dedicate resources and company-owned equipment.

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

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services. Our intermodal services and transportation services associated with individual freight shipments coordinated by our agents and company-managed terminals are aggregated into our reportable transportation segment, while our value-added services and transportation services to specific customers on a dedicated basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these service categories for the thirteen weeks and thirty-nine weeks ended September 28, 2013 and September 29, 2012, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Operating revenues:
Transportation services	69.1%	71.9%	68.1%	72.2%
Value-added services	18.3	16.0	19.0	16.8
Intermodal services	12.6	12.1	12.9	11.0

Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and thirty-nine weeks ended September 28, 2013 and September 29, 2012, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	54.8	58.0	54.2	57.3
Direct personnel and related benefits	16.8	15.2	17.2	15.9
Commission expense	3.9	4.1	3.8	4.1
Operating expenses (exclusive of items shown seperately)	7.2	6.8	7.5	6.8
Occupancy expense	1.8	1.9	1.9	1.9
Selling, general, and administrative	3.0	3.0	3.2	3.1
Insurance and claims	2.1	2.0	1.9	2.0
Depreciation and amortization	1.8	1.7	1.9	1.7

Total operating expenses	91.4	92.6	91.6	92.9

Income from operations	8.6	7.4	8.4	7.1
Interest and other non-operating income (expense), net	(0.4)	0.2	(0.4)	0.0

Income before provision for income taxes	8.2	7.6	8.1	7.1
Provision for income taxes	3.0	1.7	3.0	1.3

Net income	5.2%	5.9%	5.1%	5.8%

Thirteen Weeks Ended September 28, 2013 Compared to Thirteen Weeks Ended September 29, 2012

Operating revenues. Operating revenues for the thirteen weeks ended September 28, 2013 increased by $4.8 million, or 1.9%, to $261.7 million from $256.9 million for the thirteen weeks ended September 29, 2012. Revenues from our transportation segment, which is comprised of individual freight shipments coordinated by our agents, company-managed terminals and specialized services operations, decreased by $6.8 million, or 3.6% compared to the same period last year. However, income from operations in our transportation segment improved slightly to $8.3 million for the thirteen weeks ended September 28, 2013 compared to $8.2 million for the thirteen weeks ended September 29, 2012. In our logistics segment, which consists of value-added services and transportation services to specific customers on a dedicated basis, revenues increased by $11.6 million, or 16.9%, compared to the same period last year. Income from operations in this segment increased by $4.2 million, or 37.5%, to $15.4 million for the thirteen weeks ended September 28, 2013 from $11.2 million for the thirteen weeks ended September 29, 2012. Included in operating revenues are fuel surcharges, where separately identifiable, of $29.1 million for thirteen weeks ended September 28, 2013, which compares to $28.1 million for the thirteen weeks ended September 29, 2012.

The increase in our consolidated operating revenues was primarily the result of increases of $6.7 million increase in value-added services and $1.9 million in intermodal services, which were partially offset by a $3.8 million decrease in transportation services. We continue to experience increasing demand for value-added services, including the launch of a new program during the quarter and expanded business operations and higher volumes at existing programs. At September 28, 2013, we provided value-added services at 43 locations compared to 40 at September 29, 2012. Our average headcount, which is significantly impacted by growth in services delivered inside company and customer facilities, has increased by 775 employees and full-time equivalent, or 16.6%, compared to the same period last year.

Transportation revenues have improved sequentially, but continue to underperform as compared to the prior year. Our wind-energy, oil field and automotive sectors have all improved. However, lower volumes including those within in our government business, metals markets and brokerage operations have declined year over year. The number of loads from our transportation operations decreased to approximately 154,000 for the thirteen weeks ended September 28, 2013 compared to approximately 169,000 for the thirteen weeks ended September 29, 2012, while our operating revenue per loaded mile, excluding fuel surcharges, increased slightly to $2.47 for the thirteen weeks ended September 28, 2013 from $2.45 for thirteen weeks ended September 29, 2012.

The increase in revenue from intermodal services is primarily the result of an increase in drayage revenues resulting from an increase in our operating revenue per loaded mile. For the thirteen weeks ended September 28, 2013, our operating revenue per loaded mile, excluding fuel surcharges, increased to $3.87 for the thirteen weeks ended September 28, 2013 from $3.49 for thirteen weeks ended September 29, 2012. This increase was partially offset by a decrease in the number of loads hauled during the period which were approximately 76,000 compared to approximately 82,000 for the thirteen weeks ended September 29, 2012.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended September 28, 2013 decreased by $5.5 million, or 3.7%, to $143.4 million from $148.9 million for the thirteen weeks ended September 29, 2012. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues decreased 0.9% to $213.7 million for the thirteen weeks ended September 28, 2013 compared to $215.7 million for the thirteen weeks ended September 29, 2012. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 54.8% for the thirteen weeks ended September 28, 2013 from 58.0% for the thirteen weeks ended September 29, 2012. This decrease is primarily due to an increase in combined intermodal and value-added service revenues as a percentage of total revenues, which have typically operated with lower purchased transportation and equipment rental costs. Value-added and intermodal services revenues combined comprise 30.9% of total operating revenues for the thirteen weeks ended September 28, 2013 compared to 28.1% for same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended September 28, 2013 increased by $4.9 million, or 12.6%, to $43.9 million compared to $39.0 million for the thirteen weeks ended September 29, 2012. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase with the level of demand for our value-added services and staffing needs of our operations. As a percentage of revenue, personnel and related benefits expenses increased to 16.8% for the thirteen weeks ended September 28, 2013, compared to 15.2% for the thirteen weeks ended September 29, 2012. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirteen weeks ended September 28, 2013 decreased by $0.6 million, or 5.6%, to $10.1 million from $10.7 million for the thirteen weeks ended September 29, 2012. The absolute decrease was primarily due to the decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.9% for the thirteen weeks ended September 28, 2013 compared to 4.1% for the thirteen weeks ended September 29, 2012. As a percentage of revenues, the decrease in commission expense is due to a shift in the mix of revenues generated by company managed-locations and value-added services operations where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $1.6 million, or 9.2%, to $18.9 million for the thirteen weeks ended September 28, 2013, compared to $17.3 million for the thirteen weeks ended September 29, 2012. As a percentage of operating revenues, other operating expenses (exclusive of items shown separately) increased to 7.2% for the thirteen weeks ended September 28, 2013 from 6.8% for the thirteen weeks ended September 29, 2012. These expenses include items such as fuel, maintenance, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase is primarily due to an increase in fuel expenses on company owned tractors of $0.5 million, repairs and maintenance of $0.5 million and $0.6 million of other operating expenses primarily due to new business at our value-added locations. Additional elements of the increase in operating expenses (exclusive of items shown separately) include increases in meals cost, facility security, travel, and office and dock supplies.

Occupancy expense. Occupancy expense for the thirteen weeks ended September 28, 2013 decreased by $0.1 million, or 2.1%, to $4.7 million from $4.8 million for the thirteen weeks ended September 29, 2012. As a percentage of operating revenue, occupancy expense decreased slightly to 1.8% for the thirteen weeks ended September 28, 2013 compared to 1.9% for the thirteen weeks ended September 29, 2012.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended September 28, 2013 increased by $0.3 million, or 3.9%, to $7.9 million from $7.6 million for the thirteen weeks ended September 29, 2012. As a percentage of operating revenues, selling, general and administrative expense remained consistent at 3.0% for both thirteen weeks periods ended September 28, 2013 and September 29, 2012. The largest component of selling, general and administrative expense, salaries and wages, were relatively flat, while there were increases in professional fees of $0.2 million and bad debts and uncollectible agent loans of $0.3 million. These increases were partially offset by an increase in gains on the sale of equipment of $0.1 million.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended September 28, 2013 increased by $0.4 million, or 7.8%, to $5.5 million from $5.1 million for the thirteen weeks ended September 29, 2012. As a percentage of operating revenues, insurance and claims increased slightly to 2.1% for the thirteen weeks ended September 28, 2013 from 2.0% for the thirteen weeks ended September 29, 2012. The absolute increase was primarily the result of an increase in auto liability insurance premiums and claims expense of $0.3 million.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended September 28, 2013 increased by $0.2 million, or 4.4%, to $4.7 million from $4.5 million for the thirteen weeks ended September 29, 2012. The absolute increase is primarily the result of additional depreciation totaling $0.5 million on our capital expenditures made throughout 2012, particularly related to enhancements to our Mexican assembly line placed in service in December 2012. This increase was partially offset by a decrease in amortization of $0.3 million due to certain intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $1.1 million for the thirteen weeks ended September 28, 2013 compared to $0.7 million for the thirteen weeks ended September 29, 2012. As of September 28, 2013, we had outstanding borrowings totaling $124.0 million compared to $130.0 million at September 29, 2012, which was borrowed pursuant to previous credit agreements.

Other non-operating income. Other non-operating income for the thirteen weeks ended September 28, 2013 was $0.1 million compared to $1.2 million for the thirteen weeks ended September 29, 2012. Included in other non-operating income for the thirteen weeks ended September 29, 2012 were $1.0 million in pre-tax gains on the sales of marketable equity securities.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended September 28, 2013 was $7.7 million compared to $4.3 million for the thirteen weeks ended September 29, 2012, based on an effective tax rate of 36.1% and 22.2%, respectively. Prior to the merger, LINC elected to be treated as a “Subchapter S corporation” for federal income tax purposes. As a result, the financial results related to LINC for the thirteen weeks ended September 29, 2012 incurred no federal income tax liabilities or, in many jurisdictions, state or local tax liabilities. Additionally, included in our provision for income taxes for the thirteen weeks ended September 28, 2013 were favorable return-to-provision and other federal and state tax adjustments thereby reducing our effective tax rate during the period.

Thirty-nine Weeks Ended September 28, 2013 Compared to Thirty-nine Weeks Ended September 29, 2012

Operating revenues. Operating revenues for the thirty-nine weeks ended September 28, 2013 decreased by $4.0 million, or 0.5%, to $773.9 million from $777.9 million for the thirty-nine weeks ended September 29, 2012. Revenues from our transportation segment decreased by $30.2 million, or 5.4%, compared to the same period last year and income from operations decreased to $21.5 million for the thirty-nine weeks ended September 28, 2013 compared to $22.3 million for the thirty-nine weeks ended September 29, 2012. In our logistics segment, revenues increased by $26.3 million, or 12.0%, compared to the same period last year. Income from operations in our logistics segment increased by $11.1 million, or 31.8%, to $46.0 million for the thirty-nine weeks ended September 28, 2013 from $34.9 million for the thirty-nine weeks ended September 29, 2012. Included in operating revenues are fuel surcharges, where separately identifiable, of $88.6 million for thirty-nine weeks ended September 28, 2013, which compares to $85.7 million for the thirty-nine weeks ended September 29, 2012.

The decrease in consolidated operating revenues was primarily the result of a $34.3 million decrease in transportation services, which was partially offset by increases of $15.9 million in our value-added services and $14.4 million in our intermodal services, respectively. Although demand has improved in certain of our sectors, including wind-energy, automotive and oil and gas, overall, load counts in our transportation services continue to be below the levels we experienced last year. Volumes have been negatively impacted by the exiting of certain underperforming sales channels last year and lower volumes in certain industry sectors, including government services, building products and metals. Overall, the number of loads from our transportation operations decreased to approximately 464,000 for the thirty-nine weeks ended September 28, 2013 compared to approximately 515,000 for thirty-nine weeks ended September 29, 2012. Our operating revenue per loaded mile, excluding fuel surcharges decreased to $2.38 for the thirty-nine weeks ended September 28, 2013 from $2.40 for thirty-nine weeks ended September 29, 2012.

Demand for our value-added services increased, with several new operations launched for our existing automotive and industrial customers, and improving volumes with our existing programs. At September 28, 2013 we provided value-added services at 43 locations compared to 40 at September 29, 2012. Our average headcount, which is significantly impacted by growth in services delivered, grew by 14% compared to the same period last year.

Our intermodal services increased by $14.4 million, or 16.9%, to $99.8 million for the thirty-nine weeks ended September 28, 2013 from $85.4 million for the thirty-nine weeks ended September 29, 2012. The increase was primarily driven by an increase in our operating revenues per loaded mile, as well as a $5.5 million increase in domestic container-related operations and $2.9 million of revenues attributable to an acquisition made in the second quarter of 2012. Our operating revenue per loaded mile, excluding fuel surcharges, increased to $3.68 for the thirty-nine weeks ended September 28, 2013 from $3.52 for thirty-nine weeks ended September 29, 2012. The number of intermodal loads decreased slightly as demand slowed in the third quarter of 2013 to approximately 235,000 for the thirty-nine weeks ended September 28, 2013 compared to approximately 238,000 for thirty-nine weeks ended September 29, 2012.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirty-nine weeks ended September 28, 2013 decreased by $26.3 million, or 5.9%, to $419.6 million from $445.9 million for the thirty-nine weeks ended September 29, 2012. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues decreased 3.1% to $627.1 million for the thirty-nine weeks ended September 28, 2013 compared to $646.9 million for the thirty-nine weeks ended September 29, 2012. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 54.2% for the thirty-nine weeks ended September 28, 2013 from 57.3% for the thirty-nine weeks ended September 29, 2012. This decrease is primarily due to a combined increase in intermodal and value-added service revenues as a percentage of total revenues, which have typically operated with lower purchased transportation and equipment rental costs. Value-added and intermodal services revenues combined comprise 31.9% of total operating revenues for the thirty-nine weeks ended September 28, 2013 compared to 27.8% for the thirty-nine weeks ended September 29, 2012.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirty-nine weeks ended September 28, 2013 increased by $8.9 million, or 7.2%, to $132.9 million compared to $124.0 million for the thirty-nine weeks ended September 29, 2012. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase with the level of demand for our value-added services and staffing needs of our operations. As a percentage of revenue, personnel and related benefits expenses increased to 17.2% for the thirty-nine weeks ended September 28, 2013, compared to 15.9% for the thirty-nine weeks ended September 29, 2012. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirty-nine weeks ended September 28, 2013 decreased by $2.3 million, or 7.3%, to $29.3 million from $31.6 million for the thirty-nine weeks ended September 29, 2012. The absolute decrease was primarily due to the decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.8% for the thirty-nine weeks ended September 28, 2013 compared to 4.1% for the thirty-nine weeks ended September 29, 2012. As a percentage of revenues, the decrease in commission expense is due to an increase in fuel surcharges, which are generally passed through to our owner-operators, and a shift in the mix of revenues generated by company managed-locations and value-added services operations where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $5.1 million, or 9.7%, to $57.8 million for the thirty-nine weeks ended September 28, 2013, compared to $52.7 million for the thirty-nine weeks ended September 29, 2012. As a percentage of operating revenues, other operating expenses (exclusive of items shown separately) increased to 7.5% for the thirty-nine weeks ended September 28, 2013 from 6.8% for the thirty-nine weeks ended September 29, 2012. These expenses include items such as fuel, maintenance, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase is primarily due to an increase in fuel expenses on company owned tractors of $1.6 million, repairs and maintenance of $0.9 million, utilities of $0.6 million, and $1.5 million of other operating expense primarily due to new business at our value-added locations. Additional elements of the increase in operating expenses (exclusive of items shown separately) include increases in meals cost, security, office and dock supplies. These increases were partially offset by a decrease of $0.4 million in permit costs primarily attributable to a decrease in our heavy-haul operations.

Occupancy expense. Occupancy expense for the thirty-nine weeks ended September 28, 2013 increased by $0.1 million, or 0.7%, to $14.9 million from $14.8 million for the thirty-nine weeks ended September 29, 2012. As a percentage of operating revenue, occupancy expense remained consistent at 1.9% for both the thirty-nine weeks ended September 28, 2013 and September 29, 2012. Included in the increase was additional rental expense related to new operating locations, as well as added space at existing facilities. These increases were partially offset by rental rate reductions and sub-letting of space at various existing facilities.

Selling, general and administrative. Selling, general and administrative expense remained consistent at $24.4 million for the thirty-nine week periods ended September 28, 2013 and September 29, 2012. Included in selling, general and administrative expense during the thirty-nine weeks ended September 29, 2012 are $1.9 million of LINC’s IPO costs that were taken as a charge to income when the efforts were abandoned in May 2012. Excluding IPO-related charges, as a percentage of operating revenues, selling, general and administrative expense increased to 3.2% for the thirty-nine weeks ended September 28, 2013 compared to 2.9% for the thirty-nine weeks ended September 29, 2012. The largest component of selling, general and administrative expense, salaries and wages, were relatively flat, while there were increases in professional fees of $1.3 million, bad debts and uncollectible agent loans of $0.5 million and other selling, general and administrative expense of $0.6 million. Included in legal and professional fees are costs incurred in connection with IT and sales support initiatives, a suspended private placement note offering, and increased corporate development activity.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended September 28, 2013 decreased by $0.7 million, or 4.5%, to $14.9 million from $15.6 million for the thirty-nine weeks ended September 29, 2012. As a percentage of operating revenues, insurance and claims decreased slightly to 1.9% for the thirty-nine weeks ended September 28, 2013 from 2.0% for the thirty-nine weeks ended September 29, 2012. The absolute decrease was primarily the result of decreases in auto liability insurance premiums and claims expense of $1.1 million, which was partially offset by an increase in our cargo and service claims expense of $0.3 million.

Depreciation and amortization. Depreciation and amortization expense for the thirty-nine weeks ended September 28, 2013 increased by $1.3 million, or 9.7%, to $14.7 million from $13.4 million for the thirty-nine weeks ended September 29, 2012. The absolute increase is primarily the result of additional depreciation totaling $2.0 million on our capital expenditures made throughout 2012, particularly related to enhancements to our Mexican assembly line placed in service in December 2012. This increase was partially offset by a decrease in amortization of $0.6 million due to certain intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $3.1 million for the thirty-nine weeks ended September 28, 2013 compared to $2.3 million for the thirty-nine weeks ended September 29, 2012. As of September 28, 2013, we had outstanding borrowings totaling $124.0 million compared to $130.0 million at September 29, 2012, which was borrowed pursuant to previous credit agreements.

Other non-operating income. Other non-operating income for the thirty-nine weeks ended September 28, 2013 was $0.4 million compared to $2.4 million for the thirty-nine weeks ended September 29, 2012. Included in other non-operating income for the thirty-nine weeks ended September 28, 2013 were $0.1 million in pre-tax gains on the sales of marketable equity securities compared to $1.9 million in the thirty-nine weeks ended September 29, 2012.

Provision for income taxes. Provision for income taxes for the thirty-nine weeks ended September 28, 2013 was $23.3 million compared to $10.3 million for the thirty-nine weeks ended September 29, 2012, based on an effective tax rate of 37.3% and 18.6%, respectively. Prior to the merger, LINC elected to be treated as a “Subchapter S corporation” for federal income tax purposes. As a result, the financial results related to LINC for the thirty-nine weeks ended September 29, 2012 incurred no federal income tax liabilities or, in many jurisdictions, state or local tax liabilities. Additionally, included in our provision for income taxes for the thirty-nine weeks ended September 28, 2013 were favorable return-to-provision and other tax adjustments in the most recent fiscal quarter, thereby reducing our effective tax rate during the period.

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

During the thirty-nine weeks ended September 28, 2013, our capital expenditures totaled $11.1 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the end of 2013, exclusive of acquisitions of businesses, we expect to incur capital expenditures in the range of 2% to 3% of operating revenues for the acquisition of transportation equipment, to support our value-added service operations and for the acquisition of real property acquisitions and improvements to our existing terminal yard and container facilities.

On July 24, 2013, our Board of Directors approved a cash dividend policy, which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock. We paid $0.07 per common share, or $2.1 million, during the thirty-nine week period ended September 28, 2013. On October 24, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on November 4, 2013 and is expected to be paid on November 14, 2013. Declaration of future cash dividends are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

All obligations under the Credit Agreement are unconditionally guaranteed by our material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. At September 28, 2013, the Company was in compliance with its debt covenants. As of September 28, 2013, there were no letters of credit issued under the Credit Agreement, and the outstanding balance was $124.0 million. At September 28, 2013, our $42.0 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $106.3 million, of which, $87.4 million were available for borrowing against pursuant to the agreement.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.85%, and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of September 28, 2013, the outstanding balance under the line of credit was $0, and the maximum available borrowings against the line of credit were $5.1 million.

Discussion of Cash Flows

At September 28, 2013, we had cash and cash equivalents of $5.5 million compared to $2.6 million at December 31, 2012. Net cash provided by operating activities was $36.3 million, while we used $9.2 million, net in investing activities and $24.1 million in financing activities.

The $36.3 million in net cash provided by operations was primarily attributed to $39.3 million of net income which reflects non-cash depreciation and amortization, gains on the sales of marketable securities and property and equipment, provisions for doubtful accounts, and a change in deferred income taxes totaling $17.4 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $20.4 million. The increase in the working capital position is primarily the result of increases in accounts receivable, increases in prepaid expenses and other assets and a decrease in accounts payable, accrued expenses, insurance and claims accruals, including the payment of a litigated claim that exceeded our insurance limits, and other current liabilities. Affiliate transactions increased net cash provided by operating activities during the thirteen weeks ended September 28, 2013 by $1.6 million. The increase consisted of an increase in accounts payable to affiliates of $0.4 million, while accounts receivable from affiliates decreased of $1.2 million.

The $9.2 million in net cash used in investing activities consisted of $11.1 million of capital expenditures and $0.3 million for the acquisition of a business, partially offset by $1.7 million in proceeds from the sale of property and equipment and $0.5 million in proceeds from the sales of marketable securities.

We also used $24.1 million in net cash in financing activities. We used $22.0 million in net cash to pay down our outstanding indebtedness and $2.1 million to pay cash dividends. As of September 28, 2013, we had outstanding borrowings totaling $124.0 million compared to $146.0 million at December 31, 2012.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Form 10-K for the year ended December 31, 2012. There have been no changes in our accounting policies during the thirteen weeks ended September 28, 2013.

Seasonality

Generally, demand for our value-added services delivered to existing customers increases during the second calendar quarter of each year as a result of the automotive industry’s spring selling season and decreases during the third quarter of each year due to the impact of scheduled OEM customer plant shutdowns in July for vacations and changeovers in production lines for new model years. Our value-added services business is also impacted in the fourth quarter by plant shutdowns during the December holiday period.

Additionally, our transportation services business, excluding dedicated transportation tied to specific customer supply chains, is generally impacted by decreased activity during the post-holiday winter season and, in certain states during hurricane season, because some shippers reduce their shipments and inclement weather impedes trucking operations or underlying customer demand.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended September 28, 2013. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2013, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 28, 2013 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Information with respect to legal proceedings and other exposures appears in Part I, Item 1, Note (15) of the “Notes to Unaudited Consolidated Financial Statements,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A: RISK FACTORS

Other than the risk factor set forth below regarding the cyclicality, seasonality and the impact of weather on our business, there have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2012.

Cyclicality and seasonality in our business and the impact of weather could adversely affect our quarterly operating results.

Our revenues and profitability are impacted by industrial demand. Most notably, our value-added services and dedicated transportation services, which comprise a significant component of our profitability, are tied to North American automotive sales and the vehicle production schedules of our customers. The automotive market and other industrial markets are cyclical and depend on general economic conditions, interest rates and consumer spending patterns. These markets also have seasonal characteristics. Generally, demand for our value-added services delivered to existing customers increases during the second calendar quarter of each year as a result of the automotive industry’s spring selling season and decreases during the third quarter of each year due to the impact of scheduled OEM customer plant shutdowns in July for vacations and changeovers in production lines for new model years. Our value-added services business is also impacted in the fourth quarter by plant shutdowns during the December holiday period.

Additionally, our transportation services business, excluding dedicated transportation tied to specific customer supply chains, is generally impacted by decreased activity during the post-holiday winter season and, in certain states during hurricane season, because some shippers reduce their shipments and inclement weather impedes trucking operations or underlying customer demand.

The impact of these seasonal and cyclical effects on our operating results has historically and in the future may be ameliorated or exacerbated by the timing of the launch of new value-added projects or other customer relationships, or the termination of existing customer projects or relationships. All of these factors could materially and adversely affect our future quarterly operating results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

KPMG LLP, our previous independent registered public accounting firm, has recently advised the Company that in the course of their own internal post-engagement review, they are reconsidering whether material weaknesses in our internal control over financial reporting existed as of December 31, 2012. The Company is reviewing these matters with KPMG.

ITEM 6: EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report filed on November 1, 2012 (Commission File No. 000-51142))

3.3	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012 (Commission File No. 000-51142)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: November 7, 2013	By:	/s/ David A. Crittenden
David A. Crittenden Chief Financial Officer

Date: November 7, 2013	By:	/s/ H.E. “Scott” Wolfe
H.E. “Scott” Wolfe Chief Executive Officer