Form 10-K/A
period 2012-12-31
Universal Truckload Services, Inc.
filed 2013-11-27
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

to Form 10-K

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing” or “Form 10-K/A”) to our previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”) to amend and restate Item 9A. Controls and Procedures related to the effectiveness of our disclosure controls and procedures and internal controls over financial reporting. In addition, this Amendment No. 1 includes a restated Report of Independent Registered Public Accounting Firm regarding Internal Control Over Financial Reporting, and a restated Report of Independent Registered Public Accounting Firm as part of Item 8, Financial Statements and Supplementary Data. The Original Filing was filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013.

Restatement of Disclosure Controls and Procedures Conclusion

KPMG LLP, our previous independent registered public accounting firm, recently advised the Company that in the course of their own internal post-engagement review, they believe that one or more material weaknesses in our internal control over financial reporting may have existed as of December 31, 2012. As a result, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures, including in connection with our acquisition of LINC Logistics Company on October 1, 2012, pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed with the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the SEC filing deadlines for these reports specified in the SEC’s rules and forms. Based upon our subsequent evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the material weaknesses in our internal controls over financial reporting as further described in Item 9A. Controls and Procedures included in this Amended Filing. As a result, we have restated Item 9A. Controls and Procedures related to the effectiveness of our disclosure controls and procedures and internal controls over financial reporting to include the material weaknesses. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012, has reissued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 dated March 18, 2013, except as to the restatement of the effectiveness of internal control over financial reporting which is as of November 27, 2013.

In light of the material weaknesses described in Item 9A, the Company performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that no changes were required to the financial statements previously filed and the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited the accompanying consolidated balance sheets of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of LINC Logistics Company (LINC), for the two years in the period ended December 31, 2011. LINC was acquired on October 1, 2012, in a transaction between entities under common control as discussed in note 1 to the consolidated financial statements of Universal Truckload Services, Inc. and subsidiaries. Such statements are included in the consolidated financial statements of Universal Truckload Services, Inc and subsidiaries and reflect total assets and total revenue of 23.1 percent and 29.4 percent respectively in 2011 and 23.0 percent and 28.9 percent respectively in 2010 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LINC, is based solely on the report of the other auditors.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Truckload Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 except for the restatement of the effectiveness of internal control over financial reporting for the material weaknesses at the LINC Logistics Company related to ineffective segregation of duties and general information technology controls to restrict user access and to review the development, change management, and maintenance of system applications; and ineffective controls over the completeness, accuracy and validity of journal entries, which is as of November 27, 2013 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Detroit, Michigan
March 18, 2013, except as to the restatement of the effectiveness of internal control over financial reporting for the material weaknesses related to the LINC Logistics Company, which is as of
November 27, 2013

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

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, including in connection with our acquisition of LINC Logistics Company on October 1, 2012, pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed with the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the SEC filing deadlines for these reports specified in the SEC’s rules and forms. However, because of the material weaknesses in our internal controls over financial reporting identified by a subsequent review, our Chief Executive Officer and Chief Financial Officer performed a subsequent evaluation of our disclosure controls and procedures and concluded such controls were not effective as of December 31, 2012. In light of the material weaknesses described below, the Company performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that no changes were required to the financial statements previously filed and the financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Report of Management on Internal Control Over Financial Reporting

Management of Universal Truckload Services, Inc., or the Company, is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (1992) established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on the assessment performed using the criteria established by COSO, management has concluded that as of December 31, 2012, as it relates to LINC Logistics Company, we did not (1) adequately assign and monitor internal control responsibilities to address segregation of duties and maintain effective internal controls over information technology systems to properly restrict access for information technology and financial management users to their specific responsibilities and to properly review development, change management, and maintenance of system applications; (2) maintain effective internal controls to ensure the completeness, accuracy and validity of manual journal entries. As a result, management has concluded that these control deficiencies could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in material weaknesses.

In the Report of Management on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year-ended December 31, 2012, management, including our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2012. Management has subsequently concluded that the material weaknesses described above existed as of December 31, 2012. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established by COSO. Accordingly, we have restated our report of management on internal control over financial reporting.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012, has reissued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Such report appears below.

Remediation and Plans for Remediation of Material Weaknesses

Management has taken steps, and is currently in the process of planning for and implementing remediation efforts to address the identified material weaknesses.

We plan to remediate our material weakness related to the monitoring of responsibilities and segregation of duties and over information technology, specifically related to restricting access, by completing a periodic review, at least annually, of the active/terminated employee listing of job functions and user access rights. We plan to remediate our material weakness over the information technology, specifically related to change management and maintenance of system applications by implementing a policy requiring appropriate approvals for changes and maintaining a log of changes. We have already remediated our material weakness related to journal entries by requiring a review and approval of all manual journal entries.

Management believes the steps outlined above, both those that have already been taken and the implementation of our plans for remediation, will resolve the control deficiencies identified. We will continue to monitor and improve our internal controls over financial reporting. We may take additional steps or modify our plans for remediation to provide for reasonable assurance that we effectively maintain internal controls over financial reporting.

Changes in Internal Controls

Except as otherwise discussed above, there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2012 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited Universal Truckload Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Truckload Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to ineffective segregation of duties and general information technology controls to restrict user access and to review the development, change management, and maintenance of system applications; and ineffective controls over the completeness, accuracy and validity of manual journal entries at the LINC Logistics Company have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, and shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements for the year ended December 31, 2012, and this report does not affect our report on the consolidated financial statements dated March 18, 2013, which expressed an unqualified opinion on those consolidated financial statements.

The assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting has been restated by Universal Truckload Services, Inc.’s management to disclose the aforementioned material weaknesses and the resultant ineffectiveness of its internal control over financial reporting.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Universal Truckload Services, Inc. has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

/s/ KPMG LLP
Detroit, Michigan
March 18, 2013, except as to the restatement of the effectiveness of internal control over financial reporting for the material weaknesses related to the LINC Logistics Company, which is as of
November 27, 2013

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Page
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets	4
Consolidated Statements of Income	5
Consolidated Statements of Comprehensive Income	6
Consolidated Statements of Cash Flows	7
Consolidated Statements of Shareholders’ Equity	9
Notes to Consolidated Financial Statements	10

(2) Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report filed on November 1, 2012 (Commission File No. 000-51142))

3.3	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 ((Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012 (Commission File No. 000-51142))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

10.1+	Employment agreement, dated December 20, 2012, by and between Universal Truckload Service, Inc. and H.E. “Scott” Wolfe (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2012 (Commission File No. 000-51142))

10.2+	Employment agreement, dated December 20, 2012, by and between Universal Truckload Service, Inc. and Robert E. Sigler (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 26, 2012 (Commission File No. 000-51142))

10.3	Revolving Credit and Term Loan Agreement, dated as of August 28, 2012, among Universal Truckload Services, Inc., the lenders parties thereto and Comerica Bank, as administrative agent, arranger and documentation agent ((Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 31, 2012 (Commission File No. 000-51142))

21.1	Subsidiaries of Universal Truckload Services, Inc. (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013)

23.1	Consent of KPMG LLP, independent registered public accounting firm

23.2	Consent of Grant Thornton, independent registered public accounting firm

24	Powers of Attorney (incorporated herein by reference to Exhibit 24 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013)

31.1	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Schema Document (1)

101.CAL	XBRL Calculation Linkbase Document (1)
101.DEF	XBRL Definition Linkbase Document (1)
101.LAB	XBRL Labels Linkbase Document (1)
101.PRE	XBRL Presentation Linkbase Document (1)

(1)	Previously furnished.
(2)	Furnished herein.
+	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

By:	/s/ David A. Crittenden
David A. Crittenden
Chief Financial Officer

Date: November 27, 2013

EXHIBIT INDEX

Exhibit No.	Description

23.1*	Consent of KPMG LLP, independent registered public accounting firm

23.2*	Consent of Grant Thornton, independent registered public accounting firm

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith