Form 10-K
period 2013-12-31
Universal Truckload Services, Inc.
filed 2014-03-14
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 29, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2013, as reported by The Nasdaq Stock Market, was approximately $132.0 million (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of common stock, no par value, outstanding as of March 3, 2014, was 30,114,324.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document when filed, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2014 Annual Meeting of Shareholders	Part III, Items 10 - 14

UNIVERSAL TRUCKLOAD SERVICES, INC.

2013 ANNUAL REPORT ON FORM 10-K

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

In October 2012, we acquired LINC Logistics Company (“LINC”) whereby each outstanding share of LINC common stock was converted into the right to receive consideration consisting of 0.700 of a share of common stock of Universal and cash in lieu of fractional shares. This resulted in the issuance of 14,527,332 shares of Universal’s common stock and borrowings of approximately $149.1 million to repay LINC’s outstanding indebtedness and dividends payable. Universal and LINC were under common control, and as such, the financial statements of Universal have been retrospectively revised to reflect the accounts of LINC as if they had been consolidated for all previous periods. The acquisition significantly enhanced the company’s position as a leading provider of third party transportation, value-added and intermodal services.

In December 2013, we acquired Westport USA Holding, LLC (“Westport”) for $123.0 million in cash, subject to a working capital adjustment after closing. Pursuant to the terms of the Unit Purchase Agreement, Westport was acquired on a cash-free, debt-free basis. Based in Louisville, Kentucky, Westport provides value-added warehousing and component distribution services to U.S. manufacturers of Class 4-8 trucks, RVs and super-duty trucks. Westport also machines and distributes steering knuckles and axle components for the automotive industry.

We provide a comprehensive suite of transportation and logistics solutions that allow our customers and clients to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of transportation logistic services to large customers in specific industry sectors, through a network of agents who solicit freight business directly from shippers, and through company-managed facilities and full service freight forwarding and customs house brokerage offices. At December 31, 2013, we had an agent network totaling approximately 415 agents, and we operated 58 company-managed terminal locations and provided services at 43 logistics locations throughout the United States, Mexico and Canada.

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

Industry

The transportation and logistics services industry involves the management and transportation of materials and inventory throughout the supply chain. The logistics industry is an integral part of the global economy. Global logistics costs in 2012 totaled $8.3 trillion, or 11.5% of global GDP, according to estimates by Armstrong & Associates.

According to the American Trucking Associations, or ATA, revenue in the trucking industry in 2012 was estimated at approximately $642.1 billion and accounted for more than 80% of domestic spending on freight transportation. The trucking industry is highly competitive on the basis of service and price and is integral to many industries operating in the United States. Customers generally choose truck transportation over other surface transportation modes due to the industry’s higher levels of reliability, shipment integrity and speed.

As supply chains have become more complex, many companies have outsourced logistics functions to third-party logistics (3PL) providers. U.S. 3PL revenues in 2012 totaled $141.8 billion, according to Armstrong & Associates. Through outsourcing, companies can realize the following benefits: reduced supply chain costs, minimization of investment in non-core assets, increased operational flexibility, access to greater visibility in the supply chain and improved customer service. We believe that increased globalization of trade, security and regulatory concerns, demand for greater supply chain integration and visibility, and ongoing competitive pressures to reduce costs and improve customer service will continue to drive outsourcing decisions.

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

•

Transportation. Transportation services represented approximately $707.0 million, or 68.4%, of our operating revenues in 2013. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries. We use a variety of general use and specialized trailer types. Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation providers. We broker freight to third party transportation providers to complement our available capacity. Our transportation services also include full service international freight forwarding, customs house brokerage services, and final mile and ground expedite services, which we refer to collectively as specialized services.

•

Value-added. Value-added services represented approximately $195.1 million, or 18.9%, of our operating revenues in 2013. We operate, manage or provide transportation services at 43 logistics locations in the United States, Mexico and Canada. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. Seventeen facilities are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production process. Our proprietary information technology platform is integrated with our customers’ and their vendors’ information technology networks, allowing real-time, end-to-end supply chain visibility. As a result of our close integration with our customers, most of our value-added services are contracted for the duration of our customers’ production programs, which typically last three to five years.

•

Intermodal support. Intermodal support services represented $131.4 million, or 12.7%, of our operating revenues in 2013. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer and drayage services.

Our agreements with customers typically follow one of two patterns: transactional or contractual. Transactional agreements are associated with individual freight shipments coordinated by our agents, company-managed terminals and specialized services operations. For the years ended December 31, 2013 and 2012, transactional arrangements generated 68.3% and 72.0%, respectively, of total revenues. Contractual agreements comprise the balance of our revenues and are for the delivery of value-added services or transportation services that are on an exclusive basis. The pricing structure of value-added services contracts, which often are three to five years in duration, compensate for the physical resources and labor that support material handling, sequencing, sub-assembly and various other value-added processes, including both variable-cost and fixed-price components. Contract-based transportation services relate to dedicated truckload services and typically have a contract term of one year. Contracts are priced as if we are paid on a round-trip basis, eliminating the need for us to acquire customers with freight moving in opposing lanes in order to maintain utilization of our equipment. Transportation and intermodal services revenue is primarily derived from fees charged based on miles, but also includes billing for fuel surcharges, loading and unloading activities, container management and other related services. Fuel surcharges, where separately identifiable, comprise $118.6 million and $115.2 million of our total operating revenues in 2013 and 2012, respectively. Fees charged to customers by our full service international freight forwarding and customs house brokerage are based on the specific means of forwarding or delivering freight on a shipment-by-shipment basis.

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

•

Targeted capital expenditures. Limiting our investment in facilities, tractors and trailers or, alternatively, recovering investment costs through customer contracts, reduces our capital needs and allows us to grow organically with relatively modest capital investment. This allows us to devote our financial resources to fund our expansion strategy, including acquisitions. As a percentage of operating revenues, our capital expenditures were 1.6%, 2.9% and 3.0%, during each of the years ending December 31, 2013, 2012 and 2011, respectively.

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

Although we believe our asset-light business model can generate above-average financial performance, there are certain disadvantages. Our significant use of owner-operators limits the pool of potential drivers and could constrain our growth. In addition, our variable cost structure does not allow us to take advantage of freight cycles to the extent possible with fixed investments in capacity. Thus, in times of high economic activity and increasing freight rates, our profitability may not expand as much as that of an asset-based carrier. Overall, however, we believe our extensive experience with this business model and our growth, profitability, and financial returns demonstrate that we have adequately managed these risks.

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

•

Continue to capitalize on strong industry fundamentals and outsourcing trends in the U.S. 3PL market. According to Armstrong & Associates, gross revenue for the U.S. 3PL market grew at a compound annual rate of 10.0% since 1996 to $141.8 billion in 2012. We believe long-term industry growth will be supported by manufacturers seeking to outsource non-core logistics functions to cost-effective third-party providers that can efficiently manage increasingly complex global supply chains. We intend to leverage our integrated suite of transportation and logistics services, our network of facilities in the United States, Mexico and Canada, our long-term customer relationships, and our reputation for operational excellence to capitalize on favorable industry fundamentals and growth expectations.

•

Target further penetration of key customers in the North American automotive industry. The automotive industry is one of the largest users of global outsourced logistics services, providing us growth opportunities with both existing and new customers. In 2013, this sector comprised approximately 34% of our operating revenues. We intend to capitalize on anticipated continued growth in outsourcing of higher value logistics services in the automotive sector such as sub-assembly and sequencing, which link directly into production lines and require specialized capabilities, technological expertise and strict quality controls. We believe we are well positioned to capitalize on this increased outsourcing activity as a result of our extensive experience and enduring customer relationships. We regularly pursue opportunities to further penetrate our core automotive customer base by leveraging our position in the supply chains of our Original Equipment Manufacturer (OEM) customers to extend our services to their suppliers and by cross-selling a wide range of transportation and specialized services to existing customers. For instance, these opportunities occur where we provide sequencing services from our facility to an OEM. Typically, our facility is located within five miles of the OEM’s plant. If the OEM requires its suppliers, which are often hundreds of miles away, to keep inventory near the plant and deliver small quantities of materials or goods several times a day, the suppliers may engage us to perform those services. This cross-selling of services has led to multiple vendor managed inventory contracts with the OEM’s suppliers. We are also targeting and expect to increase delivery of services to Tier I automotive component suppliers and foreign-owned automotive manufacturers operating in North America. We also expect to capitalize on opportunities to cross-sell additional logistics services to existing customers.

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

•

Expand our intermodal support services. We intend to continue to grow our intermodal support services by expanding our service offerings, acquiring or renting additional intermodal facilities and expanding our network of intermodal agents. We will evaluate future intermodal facility sites based on regional and international shipping volumes and market saturation. We currently operate 11 full service container yards located in the mid-western and south-western United States and own over 1,500 chassis and containers. Our facilities provide container and chassis inventory systems, full service repair facilities, and overhead lift capabilities. We believe that providing container and chassis management as well as bonded customs services will allow us the opportunity to provide additional services for our customers.

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

Customers

We provide a comprehensive suite of transportation and logistics services to a wide variety of customers throughout the United States, Mexico and Canada, including a number of Fortune 500 and multi-national companies across a wide range of industries. Our customers are largely concentrated in the automotive, steel, oil and gas, alternative energy, and manufacturing industries geographically located throughout the United States. A significant portion of our revenue also results from our providing capacity to other transportation companies who aggregate loads from a variety of shippers in these and other industries. Many of our customers are large or middle-market corporations engaged in the design, manufacture and sale of higher value-added products that involve long or complex in-bound supply chains or aftermarket distribution networks. We develop and deliver customized, customer-centric supply chain solutions from a broad portfolio of services, creating additional value for customers seeking a single point of contact for logistics solutions. A significant portion of our revenues are derived from the domestic auto industry. During the fiscal years ended December 31, 2013, 2012 and 2011, aggregate sales in the automotive industry totaled 33.8%, 30.7% and 32.5% of revenue, respectively. During 2013, General Motors accounted for approximately 12.4% of our total operating revenues and sales to our top 10 customers, including General Motors, totaled 41.1%.

Contract Management

We use a standard, company-wide contract approval process to evaluate, develop and price contracts for new logistics opportunities. This mandatory process includes an evaluation of pricing, financial return and risk assessment, and is led by our senior management team. Each new major contract opportunity can go through six distinct steps before a customer contract is executed and a new project launched: (1) inquiry, (2) entry into an automated project tracking system, (3) initial project review, (4) executive summary, (5) bid phase, and (6) negotiation and agreement. In our value-added services and transportation businesses, formal management sign-off must be obtained before negotiations are finalized, regardless of contract size.

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

Agents

A significant portion of the interaction with our shippers is provided by our agents. Over 50% of the freight we hauled in 2013 was solicited and controlled by our agents, with the balance generated by company-managed terminals and full service freight forwarding and customs house brokerage offices. Agents accounted for approximately 44% of our total operating revenues, and our top 100 agents in 2013 generated approximately 34% of our annual operating revenues. Of our approximately 415 agents, 307 generated more than $100,000 of operating revenues and 114 generated more than $1.0 million of operating revenues in 2013. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

Owner-Operators

Owner-operators are individuals who own, operate and maintain one or more tractors for which they either provide drivers or drive themselves. Our owner-operators provide us with approximately 3,400 tractors, which represent 82% of the tractors used in our transportation services business. Owner-operators also may own trailers that they provide to us in addition to their tractor and driving services. Our owner-operators provide approximately 3,050 trailers, which represent approximately 50% of the trailers we use in our business. Owner-operators are responsible for all expenses of owning and operating their equipment, including the wages and benefits paid to any drivers, fuel, physical damage insurance, maintenance, fuel taxes, highway use taxes and debt service.

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

Revenue Equipment

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment including company-owned equipment, equipment provided by owner-operators, and leased equipment. The following table represents our Company-operated fleet and owner-operator pool used to provide transportation services as of December 31, 2013:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	734	3,403	4,137
Yard Tractors	82	—	82
Trailers	3,148	3,050	6,198
Chassis	778	—	778
Containers	800	—	800

Employees

As of December 31, 2013, we employed 4,339 people in the United States, Mexico and Canada. During the year ended December 31, 2013, we also engaged, on average, the full-time equivalency of 1,621 people on a contract basis.

As of December 31, 2013, approximately 1,774 of our employees were members of unions and subject to collective bargaining agreements of which none are subject to contracts that expire in 2014. Certain of our customers require that our employees are union members at specific locations. Currently, we have 11 collective bargaining agreements with four unions, including the United Auto Workers, the International Brotherhood of Teamsters, the Canadian Auto Workers, and the Mexican Confederation of Workers. Substantially all of our unionized facilities in the United States have a separate agreement with the union that represents workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. In general, we have not experienced a material work stoppage, slow-down or strike, and we believe our relationship with our employees is good. We provide 401(k) retirement savings programs for our workers. Other than a program for 9 Canadian employees, we do not offer any defined benefit pension programs.

Facilities

Our corporate headquarters and administrative offices are located in Warren, Michigan. We own our corporate administrative offices, as well as terminal yards and other properties in the following locations: Dearborn, Michigan; Louisville, Kentucky; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Cleveland, Ohio; Gary, Indiana; Dallas, Texas; South Kearny, New Jersey; Rural Hall, North Carolina; Garden City, Georgia; Millwood, West Virginia and Memphis, Tennessee; offices in Tampa, Florida; Houston, Texas and a condominium in Monroeville, Pennsylvania. As of December 31, 2013, we leased 81 operating, terminal and yard, and administrative facilities in various U.S. cities located in 27 states, in Milton, Ontario, and in San Luis Potosí, Mexico. We also deliver services inside or linked to 17 facilities provided by customers. To support our asset-light business model, we generally try to coordinate the length of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

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

Our proprietary and third-party transportation management system allows full operational control and visibility from dispatch to delivery, and from invoicing to receivables collections. For our employee drivers, the system provides automated dispatch to hand-held devices, satellite tracking for quality control and electronic status broadcasts to customers when requested. Our international and domestic air freight and ocean forwarding services use similar systems with added functionalities for managing air and ocean freight transportation requirements. Regulatory requirements for national security compliance are built into our system. All of the above systems have customer-oriented web interfaces that allow for full shipment tracking and visibility, as well as for customer shipment input. We also provide systems that allow agents to list pending freight shipments and owner-operators with available capacity, and track particular shipments at various points in the shipping route.

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

Government Regulation

Our operations are regulated and licensed by various U.S. federal and state agencies, as well as comparable agencies in Mexico and Canada. Interstate motor carrier operations are subject to the broad regulatory powers, to include safety and insurance requirements, prescribed by the Federal Motor Carrier Safety Administration (FMCSA), which is an agency of the U.S. Department of Transportation (DOT). Such matters as weight and equipment dimensions also are subject to United States federal and state regulation. We operate in the United States, throughout the regions we serve, under operating authority granted by the DOT. We are also subject to regulations relating to testing and specifications of transportation equipment and product handling requirements. In addition, our drivers and owner-operators must have a commercial driver’s license and comply with safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing.

In December 2011, the FMCSA published new final hours-of-service (HOS) rules, which they believe comply with a court-imposed settlement agreement, allowing commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hour workday and mandate at least 10 consecutive off-duty hours between workdays. The rules also allow drivers to continue to restart their calculations of weekly on-duty time limits after having at least 34 consecutive hours off-duty. The rules include changes to the definition of “on-duty” time in a parked vehicle and a second set of changes effective July 2013 include (1) requiring a driver to take a 30 minute “off-duty” break within the first eight hours of driving and (2) limits a driver “restart” to once a week. Advocacy groups continue to challenge HOS regulations. The Company believes the FMCSA also still favors a 10-hour driving limit, which would yield a loss of 1-hour of service from current standards.

In December 2010, the FMCSA also initiated its Compliance Safety Accountability (CSA) initiative (formerly Comprehensive Safety Analysis 2010). The CSA system fundamentally changes the safety evaluation process for all motor carriers and includes a scope of enforcement to the driver level to make driver safety performance history more transparent to law enforcement and motor carriers.

We are also preparing for an anticipated change in the manner in which commercial drivers will be required to document their HOS. In April 2010, the FMCSA published a regulation that would require interstate carriers, with documented patterns of HOS violations, to install electronic on-board recorders (EOBR) in their vehicles. EOBRs are devices attached to a vehicle that automatically record the number of hours a driver spends operating the vehicle. The current system is a manual log system. The ruling was challenged in Federal Court and was withdrawn by FMSCA, as the ruling did not protect drivers from possible harassment from the carrier. The FMCSA is working on a new proposed rulemaking to mandate the use of Electronic Log Devices (ELDs) in most motor vehicles governed by FMCSA regulations. This rulemaking is due to be published in the spring of 2014, allow for input from all transportation stakeholders and should have implementation projected for some time in 2015.

Our international operations, which include facilities in Mexico and Canada and transportation shipments managed by our specialized service operations, are impacted by a wide variety of U.S. government regulations and applicable international treaties. These include regulations of the U.S. Department of State, U.S. Department of Commerce, and the U.S. Department of Treasury. Regulations cover specific commodities, destinations and end-users. A certain portion of our specialized services operations is engaged in the arrangement of imported and exported freight. As such, we are subject to U.S. Customs regulations, which include significant notice and registration requirements. In various Canadian provinces, we operate transportation services under authority granted by the Ministries of Transportation and Communications.

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

On December 19, 2013, we entered into a second amendment to our secured credit agreement in connection with the acquisition of Westport USA Holding, LLC which allows borrowings totaling up to $300.0 million. At December 31, 2013, $237.5 million is borrowed under the credit agreement. As a result of our recent acquisitions, we are leveraged and have significant debt service obligations. Our expected level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of such indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents that will be governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

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

Our owner-operators bear the costs of operating their tractors, including the cost of fuel and fuel taxes. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. For example, average weekly diesel fuel prices ranged from $3.82 per gallon to $4.16 per gallon in 2013, compared with $3.65 per gallon to $4.15 per gallon in 2012. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. These arrangements will not fully protect our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. Our owner-operators also may seek higher compensation from us in the form of higher commissions, which could have a materially adverse effect on our results of operations. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our business and results of operations.

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

We are also preparing for an anticipated change in the manner in which commercial drivers will be required to document their HOS. In April 2010, the FMCSA published a regulation that would require interstate carriers, with documented patterns of HOS violations, to install electronic on-board recorders (EOBR) in their vehicles. EOBRs are devices attached to a vehicle that automatically record the number of hours a driver spends operating the vehicle. The current system is a manual log system The FMCSA is working on a new proposed rulemaking to mandate the use of Electronic Log Devices (ELDs) in most motor vehicles governed by FMCSA regulations. This rulemaking is due to be published in the spring of 2014, will allow for input from all transportation stakeholders and should have implementation projected for some time in 2015.

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

Federal, state and municipal authorities continue to implement and follow various security measures, including checkpoints and travel restrictions on large trucks. Such measures may have costs associated with them, which we or our owner-operators could be forced to bear, or may otherwise reduce the productivity of our owner-operators. For example, security measures imposed at bridges, tunnels, border crossings and other points on key trucking routes may cause delays and increase the non-driving time of our owner-operators, which could have a materially adverse effect on our operating results. Our international operations in Mexico and Canada may be affected significantly if there are any disruptions or closures of border traffic due to security measures. In addition, war, risk of war or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

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

Our revenues and profitability are impacted by industrial demand. Most notably, our value-added services and dedicated transportation services, which comprise a significant component of our profitability, are somewhat dependent upon North American automotive sales and the vehicle production schedules of our customers. The automotive market and other industrial markets are cyclical and depend on general economic conditions, interest rates and consumer spending patterns. These markets also have seasonal characteristics. Generally, demand for our value-added services delivered to existing customers increases during the second calendar quarter of each year as a result of the automotive industry’s spring selling season and decreases during the third quarter of each year due to the impact of scheduled OEM customer plant shutdowns in July for vacations and changeovers in production lines for new model years. Our value-added services business is also impacted in the fourth quarter by plant shutdowns during the December holiday period.

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

When we acquire a business, a portion of the purchase price may be allocated to goodwill and other identifiable intangible assets. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. At December 31, 2013, our goodwill and other identifiable intangible assets were approximately $137.4 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill for impairment during the third fiscal quarter of each year. As a result of our impairment analysis, we have concluded that no impairment charge was necessary for the year ended December 31, 2013. However, we cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our financial results.

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

A significant portion of our larger customers are concentrated in the North American automotive industry. For the fiscal year ended December 31, 2013, 34% of our operating revenues were derived from customers in the North American automotive industry. Our business and growth largely depend on continued demand for its services from customers in this industry.

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

A large portion of our revenue is generated from a limited number of major customers concentrated in the automotive, steel and metals, and energy industries. Our top 10 customers accounted for approximately 41.1% of our operating revenues for the year ended December 31, 2013. Our contracts with customers generally contain cancellation clauses, and there can be no assurance that these customers will continue to utilize our services or that they will continue at the same levels. Further, there can be no assurance that these customers will not be further affected by a future downturn in demand, which would result in a reduction in their operations and corresponding need for our services. Moreover, our customers may individually lose market share, apart from general economic trends. If our major customers lose U.S. market share they may have less need for services. A reduction in or termination of services by one or more of its major customers could have a material adverse effect on its business and results of operations.

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

A substantial number of our employees and of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Each of our unionized facilities has a separate agreement with the union that represents the workers at only that facility. Labor disputes involving either us or our customers could affect our operations. If the UAW and our automotive customers and their suppliers are unable to negotiate new contracts and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability. As of December 31, 2013, 1,774 of our 4,339 employees are subject to collective bargaining agreements, none of which are subject to contracts that expire in 2014.

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

Because Matthew T. Moroun and Manuel J. Moroun hold a controlling interest in us, the influence of our public shareholders over significant corporate actions is limited, and we are not subject to certain corporate governance standards that apply to other publicly traded companies.

As of December 31, 2013, Matthew T. Moroun, the Chairman of our Board of Directors, Manuel J. Moroun, a member of our Board of Directors, and trusts controlled by Manuel J. Moroun and Matthew T. Moroun, together own approximately 77.8% of our outstanding common stock. As a result, the Moroun family has the power to:

•	control all matters submitted to our shareholders;

•	elect our directors;

•	adopt, extend or remove any anti-takeover provisions that are available to us; and

•	exercise control over our business, policies and affairs.

This concentration of ownership could limit the price that some investors might be willing to pay for shares of our common stock, and our ability to engage in significant transactions, such as a merger, acquisition or liquidation, will require the consent of the Moroun family. Conflicts of interest could arise between us and the Moroun family, and any conflict of interest may be resolved in a manner that does not favor us. Accordingly, the Moroun family could cause us to enter into transactions or agreements of which our other shareholders would not approve or make decisions with which they may disagree. Because of the Morouns’ level of ownership, we have elected to be treated as a controlled company in accordance with the rules of the NASDAQ Stock Market. Accordingly, we are not required to comply with NASDAQ Stock Market rules which would otherwise require a majority of our board to be comprised of independent directors and require our board to have a compensation committee and a nominating and corporate governance committee comprised of independent directors.

The Moroun family may continue to retain control of us for the foreseeable future and may decide not to enter into a transaction in which shareholders would receive consideration for our common stock that is much higher than the then-current market price of our common stock. In addition, the Moroun family could elect to sell a controlling interest in us to a third-party and our other shareholders may not be able to participate in such transaction or, if they are able to participate in such a transaction, such shareholders may receive less than the then current fair market value of their shares. Any decision regarding their ownership of us that the Moroun family may make at some future time will be in their absolute discretion, subject to applicable laws and fiduciary duties.

Sales of our common shares by the Moroun family or issuances by us in connection with future acquisitions or otherwise could cause the price of our common stock to decline or may dilute your ownership in us.

If the Moroun family sells a substantial number of shares of our common stock in the future, the market price of our common stock could decline. A perception among investors that these sales may occur could produce the same effect. The Moroun family has rights to require us to include shares of common stock owned by them in registration statements that we may file. By exercising their registration rights and selling a large number of shares of common stock, the Moroun family could cause the price of our common stock to decline. Furthermore, the inclusion of shares of common stock held by the Moroun family in a registration statement initiated by us could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

One component of our business strategy is to make acquisitions. In the event of any future acquisitions, we could issue additional shares of common stock, which would have the effect of diluting your percentage ownership of our common stock and could cause the price of our common stock to decline.

In addition, we could decide to issue common stock in connection with capital raising efforts or otherwise. Issuances of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or be depressed.

Our stock trading volume may not provide adequate liquidity for investors.

Although shares of our common stock are traded on the NASDAQ Global Select Market, the average daily trading volume in our common stock is less than that of other larger transportation and logistics companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the daily average trading volume of our common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of our common stock. Additionally, low trading volumes may limit a shareholder’s ability to sell shares of our common stock.

Our ability to pay regular dividends on our common stock is subject to the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, any covenants included in our credit facilities any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deem relevant.

We have adopted a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock. However, the payment of future dividends will be at the discretion of our Board of Directors and will depend, among other things, on our financial condition, results of operations, capital requirements, any covenants included in our credit facilities, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deem relevant. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

Our articles of incorporation and bylaws have, and under Michigan law are subject to, provisions that could delay, deter or prevent a change of control.

Our articles of incorporation and bylaws contain provisions that might enable our management to resist a proposed takeover of our Company. These provisions could discourage, delay or prevent a change of control of our Company or an acquisition of our Company at a price that our shareholders may find attractive. These provisions also may discourage proxy contests and make it more difficult for our shareholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•

a requirement that special meetings of our shareholders may be called only by our Board of Directors, the Chairman of our Board of Directors, our Chief Executive Officer or the holders of a majority of our outstanding common stock;

•	advance notice requirements for shareholder proposals and nominations; and

•

the authority of our Board of Directors to issue, without shareholder approval, preferred stock with such terms as the Board of Directors may determine, including in connection with our implementation of any shareholders rights plan, or “poison pill.”

In addition, certain provisions of Michigan law that apply to us could discourage, delay or prevent a change of control or acquisition of our Company.

ITEM 1B: UNRESOLVED SECURITIES & EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan. We own our corporate administrative offices, as well as terminal yards and other properties in the following locations: Dearborn, Michigan; Louisville, Kentucky; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Cleveland, Ohio; Gary, Indiana; Dallas, Texas; South Kearny, New Jersey; Rural Hall, North Carolina; Garden City, Georgia; Millwood, West Virginia and Memphis, Tennessee; offices in Tampa, Florida; Houston, Texas and a condominium in Monroeville, Pennsylvania. Our properties are subject to a mortgage granted to Comerica Bank, as agent for our senior lenders.

As of December 31, 2013, we also leased 81 operating, terminal and yard, and administrative facilities in various U.S. cities located in 27 states, in Milton, Ontario, and in San Luis Potosí, Mexico. We also deliver services inside or linked to 17 facilities provided by customers. Certain of our leased facilities are leased from entities controlled by our majority shareholders. These facilities are leased on either a month-to-month basis or extended terms. We believe that the properties we lease from these affiliates are, in the aggregate, leased at market rates and are suitable for their purposes and adequate to meet our needs. For more information on our lease arrangements, see Part II, Item 8: Notes 8 and 10 to the Consolidated Financial Statements.

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

	2013		2012
Fiscal Period	High	Low	High	Low
First Quarter	$24.90	$16.67	$19.08	$14.19
Second Quarter	$28.04	$22.65	$15.95	$12.70
Third Quarter	$28.65	$23.85	$16.57	$12.46
Fourth Quarter	$30.61	$26.17	$18.40	$14.46

The reported last sale price per share of the Common Stock as quoted through the NASDAQ Global Select Market on March 3, 2014 was $25.48 per share. As of such date we had 30,114,324 shares outstanding. The number of shareholders of record on March 3, 2014, was 12; however, we estimate that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

Historically, we did not pay regular cash dividends. However, on March 16, 2012, our Board of Directors declared a special cash dividend of $1.00 per common share. Then, on July 24, 2013, our Board of Directors approved a new cash dividend policy, which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock. Subsequent to the new cash dividend policy, the Board of Directors declared quarterly cash dividends of $0.07 per common share totaling $0.14 per common share during 2013. Declaration of future cash dividends, and the establishment of record and payment dates, are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

Limitations on our ability to pay dividends are described under the section captioned “Liquidity and Capital Resources—Revolving Credit and Term Loan Agreement” in Item 7 of this Form 10-K.

Equity Compensation Plan Information

We maintain one stock incentive plan, the 2004 Stock Incentive Plan (the Plan). The Plan allows for the issuance of a total of 500,000 shares. The grants may be made in the form of restricted stock bonuses, restricted stock purchase rights, stock options, phantom stock units, restricted stock units, performance share bonuses, performance share units or stock appreciation rights. For more information on the Plan, see Item 8: Note 13 to the Consolidated Financial Statements. The following table presents information related to securities issued and authorized for issuance under this plan at December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	106,885	$—	(1)	316,880
Equity compensation plans not approved by security holders	—	$—		—

Total	106,885	$—	(1)	316,880

(1)	Reflects shares to be issued under restricted stock bonus awards, which do not have an exercise price. As of December 31, 2013, the Company has no outstanding options, warrants or rights that require payment of an exercise price.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 6, 2007, the Company announced that it had been authorized to purchase up to 800,000 shares of its common stock from time to time in the open market. No specific expiration date has been assigned to the authorization. There were no purchases of our equity securities by or on behalf of us or any affiliated purchaser within the fourth quarter of 2013 under the announced plan. During the year ended December 31, 2013, the Company did, however, acquire 214 shares of common stock surrendered by an employee to satisfy a tax withholding obligation of approximately $6 thousand related to the vesting of restricted stock.

Performance Graph

The graph below matches Universal Truckload Services, Inc.‘s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2008 to 12/31/2013.

	12/08	12/09	12/10	12/11	12/12	12/13
Universal Truckload Services, Inc.	100.00	138.34	121.68	149.87	160.49	269.67
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Transportation	100.00	102.37	131.79	113.27	123.81	162.78

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented. In October 2012, Universal acquired LINC Logistics Company (LINC). Universal and LINC were under common control, and as such, the financial statements of Universal have been retrospectively revised to reflect the accounts of LINC as if they had been consolidated for all previous periods. The selected historical balance sheet data at December 31, 2013, 2012 and 2011 and the selected historical statement of income data for the years ended December 31, 2013, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements. The selected historical balance sheet data at December 31, 2010 and 2009 and the selected historical statement of income data for the year ended December 31, 2009 has been combined for Universal and LINC, and derived from Universal’s audited consolidated financial statements and LINC’s audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The following financial and operating data may not be indicative of our future performance.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$1,033,492	$1,037,006	$990,672	$851,868	$681,653
Operating expenses:
Purchased transportation and equipment rent	560,024	592,493	581,980	498,296	397,296
Direct personnel and related benefits	178,441	163,069	145,841	122,502	95,373
Commission expense	39,248	42,157	42,593	39,457	34,744
Operating expenses (exclusive of items shown seperately)	79,263	71,117	66,313	53,703	40,216
Occupancy expense	20,049	19,275	18,438	16,688	22,872
Selling, general, and administrative	33,046	41,159	29,865	30,463	26,640
Insurance and claims	19,242	20,342	21,843	20,768	20,452
Depreciation and amortization	19,686	18,237	17,731	17,539	17,307

Total operating expenses	948,999	967,849	924,604	799,416	654,900

Income from operations	84,493	69,157	66,068	52,452	26,753
Interest income	130	241	83	199	207
Interest expense	(4,166)	(4,224)	(2,241)	(1,593)	(1,826)
Other non-operating income (loss)	459	2,778	1,743	5,937	(846)

Income before provision for income taxes	80,916	67,952	65,653	56,995	24,288
Provision for income taxes	30,344	20,264	14,207	11,286	4,459

Net income	$50,572	$47,688	$51,446	$45,709	$19,829

Earnings per common share:
Basic	$1.68	$1.59	$1.71	$1.50	$0.65
Diluted	$1.68	$1.59	$1.71	$1.50	$0.65
Weighted average number of common shares outstanding:
Basic	30,064	30,032	30,121	30,445	30,509
Diluted	30,160	30,036	30,121	30,445	30,509
Dividends paid per common share	$0.14	$—	$—	$—	$—

Pre-merger dividends paid per common share	$—	$1.00	$1.00	$—	$1.00

Balance Sheet Data (at end of period):
Cash and cash equivalents	$10,223	$2,554	$5,511	$9,773	$2,156
Total assets	$490,136	$327,369	$315,847	$294,841	$288,568
Total debt	$237,500	$146,000	$83,061	$63,544	$66,970

	Years ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share information, operating data and percentages)
Pro Forma Data (unaudited):
Income before provision for income taxes		$67,952	$65,653	$56,995	$24,288
Pro forma provision for income taxes (1)		31,323	26,223	22,323	9,377

Pro forma net income		$36,629	$39,430	$34,672	$14,911

Pro forma earnings per share:
Basic		$1.22	$1.31	$1.14	$0.49
Diluted		$1.22	$1.31	$1.14	$0.49
Other Data:
Adjusted EBITDA (2)	$104,902	$97,645	$83,799	$69,991	$44,060
Operating margin (5)	8.2%	6.7%	6.7%	6.2%	3.9%
Adjusted operating margin (5)	8.2%	7.7%	6.7%	6.2%	3.9%
EBITDA (5)	$104,179	$87,394	$83,799	$69,991	$44,060
EBITDA margin (5)	10.1%	8.4%	8.5%	8.2%	6.5%
Adjusted EBITDA margin (5)	10.2%	9.4%	8.5%	8.2%	6.5%
Return on average assets (6)	12.4%	14.8%	16.8%	15.7%	6.6%
Average number of employees	3,449	2,484	2,376	2,238	2,206
Average number of full time equivalents	1,786	2,182	1,605	1,135	766
Average number of tractors	4,123	3,999	4,024	3,989	4,072
Number of facilities managed (7)	43	41	37	29	27
Number of agents (8)	307	353	385	402	398
Operating revenues per loaded mile (9)	$2.96	$2.93	$2.75	$2.46	$2.26
Operating revenues per load (9)	$794	$775	$768	$720	$690
Average length of haul (in miles) (9)	269	265	279	292	306
Number of loads (9)	926,171	996,094	994,147	890,627	777,829
Fuel surcharge revenues (where separately identified)	$118,594	$115,208	$110,574	$67,429	$42,005

(1)	Pro forma provision for income taxes is computed to give effect to the termination of LINC’s S Corporation status and acquisition by Universal. We assume a blended statutory federal, state and local income tax rates of 46.1%, 39.9%, 39.2% and 38.6% in 2012, 2011, 2010 and 2009, respectively.
(2)	In addition to providing consolidated financial statements based on generally accepted accounting principles in the United States of America (GAAP), we are providing additional financial measures that are not required by or prepared in accordance with GAAP (non-GAAP). We present adjusted income from operations and adjusted EBITDA as supplemental measures of our performance. We define adjusted income from operations as income from operations adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, including transaction and other costs related to our acquisitions of Westport and LINC and previous costs related to LINC’s capital market activity, which was terminated in the second quarter of 2012. We define adjusted EBITDA as net income plus (i) interest expense, net, (ii) provision for income taxes and (iii) depreciation and amortization, and less other non-operating income, or EBITDA, further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, including transaction and other costs related to our acquisitions of Westport and LINC and previous costs related to LINC’s capital market activity. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating adjusted income from operations and adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted income from operations and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

	Years ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share information, operating data and percentages)
Adjusted income from operations
Income from operations	$84,493	$69,157	$66,068	$52,452	$26,753
Transaction and other costs (3)	723	8,369	—	—	—
Suspended capital markets activity (4)	—	1,882	—	—	—

Adjusted income from operations	$85,216	$79,408	$66,068	$52,452	$26,753

Adjusted EBITDA
Net income	$50,572	$47,688	$51,446	$45,709	$19,829
Provision for income taxes	30,344	20,264	14,207	11,286	4,459
Interest expense, net	4,036	3,983	2,158	1,394	1,619
Depreciation and amortization	19,686	18,237	17,731	17,539	17,307
Other non-operating income	(459)	(2,778)	(1,743)	(5,937)	846

EBITDA	104,179	87,394	83,799	69,991	44,060
Merger transaction costs (3)	723	8,369	—	—	—
Suspended capital markets activity (4)	—	1,882	—	—	—

Adjusted EBITDA	$104,902	$97,645	$83,799	$69,991	$44,060

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

(3)	Represents transaction and other costs incurred that were directly related to the acquisitions of Westport in December 2013 and LINC in October 2012.
(4)	Represents expenses incurred as a result of LINC’s preparations for an IPO in early 2012. When the IPO efforts were abandoned in May 2012, the costs were then taken as a charge to income.
(5)	Operating margin, adjusted operating margin, EBITDA margin, and Adjusted EBITDA margin are computed by dividing income from operations, adjusted income from operations, EBITDA, and Adjusted EBITDA, respectively, by total operating revenues for each of the periods indicated.
(6)	Net income divided by total average assets during the period. Average assets are the sum of our total assets at the end of the fiscal year and our total assets at the end of the prior fiscal year divided by two.
(7)	Excludes storage yards, terminals and office facilities.
(8)	Includes only those agents who generated at least $100,000 in operating revenues during the period indicated.
(9)	Includes fuel surcharges, where separately identifiable, and excludes Universal Logistics Solutions, Inc., Universal Logistics Solutions International, Inc., and Central Global Express, Inc., in order to improve the relevance of the statistical data related to our brokerage services and improve the comparability to our peer companies. Also excludes final mile delivery and shuttle service loads.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading asset-light provider of customized transportation and logistics solutions throughout the United States, Mexico and Canada. In October 2012, we acquired LINC Logistics Company (LINC). Universal and LINC were under common control, and as such, the financial statements of Universal have been retrospectively revised to reflect the accounts of LINC as if they had been consolidated for all previous periods. The acquisition significantly enhanced our position as a leading provider of third party transportation, value-added and intermodal services. In December 2013, we acquired Westport USA Holding, LLC (“Westport”) for $123.0 million in cash, subject to a working capital adjustment after closing. Pursuant to the terms of the Unit Purchase Agreement, Westport was acquired on a cash-free, debt-free basis. Based in Louisville, Kentucky, Westport provides value-added warehousing and component distribution services to U.S. manufacturers of Class 4-8 trucks, RVs and super-duty trucks. Westport also machines and distributes steering knuckles and axle components for the automotive industry. The acquisition of Westport further enhances our value-added service capabilities.

We provide a comprehensive suite of transportation and logistics solutions that allow our customers and clients to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors, through a contract network of agents who solicit freight business directly from shippers, and through company-managed facilities and full-service freight forwarding and customs house brokerage offices.

Our network of agents and owner-operators is located throughout the United States and in the Canadian provinces of Ontario and Quebec, and we operate, manage or provide transportation services at 81 logistics locations in the United States, Mexico and Canada. We also deliver specialized freight forwarding services utilizing a global network of agents. Seventeen of our value-added service operations are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production processes. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. To support our asset-light business model, we generally try to coordinate the length of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. Our owner-operators provided us with approximately 3,400 tractors and 3,050 trailers. We own approximately 730 tractors, 3,100 trailers, 775 chassis and 800 containers. Our agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue or gross profit they generate for us and who bring an entrepreneurial spirit to our business. Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation companies.

We employ 4,339 people in the United States, Mexico and Canada, including 1,774 employees subject to collective bargaining agreements. We also engaged staffing contract vendors to supply an average of 1,621 additional personnel on a full-time-equivalent basis.

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

Direct personnel and related benefits. Direct personnel and related benefits include the salaries, wages and fringe benefits of our employees, as well as costs related to contract labor utilized in operating activities. These costs are a significant component of our cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. As of December 31, 2013, approximately 40.9% of our employees were subject to collective bargaining agreements. Any changes in union agreements will affect our personnel and related benefits cost. The operations in the United States, Mexico and Canada that are subject to collective bargaining agreements have separate, individualized agreements with several different unions that represent employees in these operations. While there are some facilities with multiple unions, each collective bargaining agreement with each union covers a single facility for that union. Such agreements have expiration dates that are generally independent of other collective bargaining agreements and include economics and operating terms tailored to the specific operational requirements of a customer. Our operation in Mexico provides competitive compensation within the Mexican statutory framework for managerial and supervisory personnel.

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

Depreciation and amortization. Depreciation and amortization expense relates primarily to the depreciation of owned tractors, trailers, computer and operating equipment, and buildings as well as the amortization of the intangible assets recorded for our acquired customer contracts and customer and agent relationships. We estimate the salvage value and useful lives of depreciable assets based on current market conditions and experience with past dispositions.

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services. Our intermodal services and transportation services associated with individual freight shipments coordinated by our agents and company-managed terminals are aggregated into our reportable transportation segment, while our value-added services and transportation services to specific customers on a dedicated basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these service categories for the years ended December 31, 2013, 2012 and 2011, presented as a percentage of total operating revenues:

	Years ended December 31,
	2013	2012	2011
Operating revenues:
Transportation services	68.4%	71.5%	74.7%
Value-added servcies	18.9	16.9	14.9
Intermodal services	12.7	11.6	10.4

Total operating revenues	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, presented as a percentage of operating revenues:

	Years ended December 31,
	2013	2012	2011
Operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	54.2	57.1	58.7
Direct personnel and related benefits	17.3	15.7	14.7
Commission expense	3.8	4.1	4.3
Operating expenses (exclusive of items shown seperately)	7.7	6.9	6.7
Occupancy expense	1.9	1.9	1.9
Selling, general, and administrative	3.2	4.0	3.0
Insurance and claims	1.9	2.0	2.2
Depreciation and amortization	1.9	1.8	1.8

Total operating expenses	91.8	93.3	93.3

Income from operations	8.2	6.7	6.7
Interest and other non-operating income (expense), net	(0.4)	(0.1)	(0.1)

Income before provision for income taxes	7.8	6.6	6.6
Provision for income taxes	2.9	2.0	1.4

Net income	4.9%	4.6%	5.2%

2013 Compared to 2012

Operating revenues. Operating revenues for 2013 decreased by $3.5 million, or 0.3%, to $1.034 billion from $1.037 billion for 2012. Revenues from our transportation segment decreased by $41.8 million, or 5.6%, compared to the same period last year, and income from operations decreased to $28.5 million for 2013 compared to $30.6 million for 2012. In our logistics segment, revenues increased by $38.2 million, or 13.2%, compared to the same period last year. Income from operations in our logistics segment increased by $9.2 million, or 18.6%, to $58.7 million for 2013 from $49.5 million for 2012. Included in operating revenues are fuel surcharges, where separately identifiable, of $118.6 million for the 2013, which compares to $115.2 million for 2012.

The decrease in consolidated operating revenues was primarily the result of a $34.7 million decrease in transportation services, which was primarily offset by increases of $20.1 million in our value-added services and $11.0 million in our intermodal services, respectively. Although demand has improved in certain of our market sectors throughout 2013, including automotive, wind-energy and oil and gas, overall load counts in our transportation services continue to be below the levels we experienced last year. Volumes have been negatively impacted by the exiting of certain underperforming sales channels last year and lower volumes in certain market sectors, including government services, building products and metals. The number of loads from our transportation operations decreased to approximately 619,000 for 2013 compared to approximately 678,000 for 2012. Our operating revenue per loaded mile, excluding fuel surcharges decreased slightly to $2.78 for 2013 from $2.79 for 2012.

Overall, demand for our value-added services increased during 2013 with the launch of several new operations for our existing automotive and industrial customers, as well as improving volumes with our existing programs. The pace of growth throughout the year however was dampened during the fourth quarter of 2013 resulting from the phasing out of an aerospace operation due to reductions in military spending, additional scheduled holiday downtime and in-sourcing at an industrial customer’s value-added service operation. At December 31, 2013, we provided value-added services at 43 locations compared to 41 at December 31, 2012. Our average headcount, which is significantly impacted by growth in services delivered, grew by 12% compared to the same period last year.

Our intermodal services increased by $11.0 million, or 9.1%, to $131.4 million for 2013 from $120.4 million for 2012. The increase was primarily driven by an increase in our operating revenues per loaded mile, which was partially offset by decreases in the number of loads hauled and in our domestic container-related operations with an affiliate. Our operating revenue per loaded mile, excluding fuel surcharges, increased to $3.74 for 2013 from $3.40 for 2012. The total number of intermodal loads hauled decreased during 2013 to approximately 307,000 compared to approximately 318,000 for 2012.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2013 decreased by $32.5 million, or 5.5%, to $560.0 million from $592.5 million for 2012. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues decreased 2.7% to $838.4 million for 2013 compared to $862.1 million for 2012. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 54.2% for 2013 from 57.1% for 2012. This decrease is primarily due to a combined increase in intermodal and value-added service revenues as a percentage of total revenues, which have typically operated with lower purchased transportation and equipment rental costs. Value-added and intermodal services revenues combined comprise 31.6% of total operating revenues for 2013 compared to 28.5% for 2012.

Direct personnel and related benefits. Direct personnel and related benefits expenses for 2013 increased by $15.3 million, or 9.4%, to $178.4 million compared to $163.1 million for 2012. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase with the level of demand for our value-added services and staffing needs of our operations. As a percentage of revenue, personnel and related benefits expenses increased to 17.3% for 2013, compared to 15.7% for 2012. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for 2013 decreased by $3.0 million, or 7.1%, to $39.2 million from $42.2 million for 2012. The absolute decrease was primarily due to the decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.8% for 2013 compared to 4.1% for 2012. As a percentage of revenues, the decrease in commission expense is due to an increase in fuel surcharges, which are generally passed through to our owner-operators, and a shift in the mix of revenues generated by company managed-locations and value-added services operations where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $8.2 million, or 11.5%, to $79.3 million for 2013, compared to $71.1 million for 2012. As a percentage of operating revenues, other operating expenses (exclusive of items shown separately) increased to 7.7% for 2013 from 6.9% for 2012. These expenses include items such as fuel, maintenance, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase is primarily due to an increase in fuel expenses on company owned tractors of $2.4 million, repairs and maintenance of $2.4 million, utilities of $1.0 million, and $1.8 million of other operating expense primarily due to new business at our value-added locations. Additional elements of the increase in operating expenses (exclusive of items shown separately) include increases in meals cost, security, office and dock supplies. These increases were partially offset by a decrease of $0.5 million in permit costs primarily attributable to a decrease in our heavy-haul operations.

Occupancy expense. Occupancy expense for 2013 increased by $0.7 million, or 3.6%, to $20.0 million from $19.3 million for 2012. As a percentage of operating revenue, occupancy expense remained consistent at 1.9% for both 2013 and 2012. Included in the increase was additional rental expense related to new operating locations, including our recently acquired Westport operations, as well as added space at existing facilities. These increases were partially offset by rental rate reductions and sub-letting of space at various existing facilities.

Selling, general and administrative. Selling, general and administrative expense decreased by $8.2 million, or 19.9%, to $33.0 million from $41.2 million for 2012. Included in selling, general and administrative expense during 2012 were $8.4 million of transaction fees and other costs that were directly related to the acquisition of LINC and $1.9 million of LINC’s IPO costs that were taken as a charge to income when the efforts were abandoned in May 2012. Excluding acquisition and IPO-related charges, as a percentage of operating revenues, selling, general and administrative expense increased to 3.2% for 2013 compared to 3.0% for 2012. The largest component of selling, general and administrative expense, salaries and wages, increased by $0.5 million compared to the prior year, and there were also increases in professional fees of $1.5 million, bad debts and uncollectible agent loans of $0.4 million and other selling, general and administrative expense of $0.2 million. Included in legal and professional fees are costs incurred in connection with IT and sales support initiatives, a suspended private placement note offering, Westport acquisition costs and increased corporate development activity.

Insurance and claims. Insurance and claims expense for 2013 decreased by $1.1 million, or 5.4%, to $19.2 million from $20.3 million for 2012. As a percentage of operating revenues, insurance and claims decreased slightly to 1.9% for 2013 from 2.0% for 2012. The absolute decrease was primarily the result of decreases in auto liability insurance premiums and claims expense of $1.9 million, which was partially offset by an increase in our cargo and service claims expense of $0.9 million.

Depreciation and amortization. Depreciation and amortization expense for 2013 increased by $1.5 million, or 8.2%, to $19.7 million from $18.2 million for 2012. The absolute increase is primarily the result of additional depreciation totaling $2.4 million on our capital expenditures made throughout 2012, particularly related to enhancements to our Mexican assembly line placed in service in December 2012. This increase was partially offset by a decrease in amortization of $0.9 million due to certain intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $4.0 million for 2013 and 2012. As of December 31, 2013, we had outstanding borrowings totaling $237.5 million, including $120.5 million advanced on December 19, 2013 in connection with our acquisition of Westport, compared to $146.0 million outstanding at December 31, 2012.

Other non-operating income. Other non-operating income for 2013 was $0.4 million compared to $2.8 million for 2012. Included in other non-operating income for 2013 were $0.1 million in pre-tax gains on the sales of marketable equity securities compared to $2.2 million in 2012.

Provision for income taxes. Provision for income taxes for 2013 was $30.3 million compared to $20.3 million for 2012, based on an effective tax rate of 37.5% and 29.8%, respectively. Prior to the merger, LINC elected to be treated as a “Subchapter S corporation” for federal income tax purposes. As a result, the financial results related to LINC for the first three quarters of 2012 incurred no federal income tax liabilities or, in many jurisdictions, state or local tax liabilities. Additionally, due to the nature of certain costs and expenses associated with the LINC merger, approximately $6.8 million of transaction costs were not deductible for tax purposes in 2012.

2012 Compared to 2011

Operating revenues. Operating revenues increased $46.3 million, or 4.7%, to $1.037 billion for 2012 from $990.7 million for 2011. Revenues from our transportation segment increased by $24.4 million, or 3.4%, compared to the same period last year and income from operations increased to $30.6 million for the year ended December 31, 2012 compared to $27.6 million for the year ended December 31, 2011. In our logistics segment, revenues increased by $21.9 million, or 8.2%, compared to the same period last year. Income from operations in our logistics segment increased by $9.1 million, or 22.5%, to $49.5 million for the year ended December 31, 2012 from $40.4 million for the year ended December 31, 2011. Included in operating revenues are fuel surcharges, where separately identifiable, of $115.2 million for 2012 compared to $110.6 million for 2011. The increase in fuel surcharges was primarily the result of higher volumes, particularly in our intermodal operations where fuel surcharges, where separately identifiable, increased $4.3 million.

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

Interest expense, net. Net interest expense was $4.0 million for 2012 compared to $2.2 million for 2011. Upon closing the merger with LINC on October 1, 2012, we borrowed approximately $149.1 million to repay LINC’s outstanding indebtedness and dividends payable. As of December 31, 2013, we had outstanding borrowings totaling $146.0 million compared to $83.1 million at December 31, 2012. Additionally, upon paying off LINC’s existing debt, we wrote-off approximately $0.6 million of capitalized financing costs as additional interest expense.

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

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations, our availability under our $120 million revolving credit and $60 million equipment credit facilities, our ability to borrow on margin against our marketable securities held at UBS, and proceeds from the sales of marketable securities. Additionally, our revolving credit facility includes an accordion feature which would allow us to increase availability by up to $20 million upon our request and approval of the lenders.

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

In 2013, our capital expenditures totaled $17.0 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. In 2014, exclusive of acquisitions of businesses, we expect to incur capital expenditures in the range of 2% to 3% of operating revenues for the acquisition of transportation equipment, to support our value-added service operations and for the acquisition of real property acquisitions and improvements to our existing terminal yard and container facilities.

On December 19, 2013, we completed the acquisition of Westport. In connection with the acquisition, at closing we borrowed approximately $120.5 million to pay the aggregate cash consideration and expenses related to the acquisition. See Part II, Item 8, Note 2 and Note 6 to Consolidated Financial Statements for further discussion.

On July 24, 2013, our Board of Directors approved a cash dividend policy, which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock. We paid $0.14 per common share, or $4.2 million, during the year ended December 31, 2013. On February 20, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on March 3, 2014 and was paid on March 13, 2014. Declaration of future cash dividends are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Revolving Credit and Term Loan Agreement

On December 19, 2013, the Company entered into a Second Amendment, the Amendment, to its Revolving Credit and Term Loan Agreement dated August 28, 2012, the Credit Agreement, with and among the lenders parties thereto and Comerica Bank, as administrative agent, to provide for aggregate borrowing facilities of up to $300 million. The Amendment modifies the Credit Agreement to allow for additional borrowings of $70 million under a new term loan and a $10 million increase in the revolving credit facility. The Credit Agreement, as amended, consists of a $120 million revolving credit facility (which amount may be increased by up to $20 million upon request of the Company and approval of the lenders), a $60 million equipment credit facility, a $50 million term loan, and a $70 million term loan B. Additionally, the Credit Agreement provides for up to $5 million in letters of credit, which letters of credit reduce availability under the revolving credit facility. Borrowings under the revolving credit facility may be made until, and mature on, August 28, 2017. Borrowings under the equipment credit facility may be made until August 28, 2015, and such borrowings made in any year shall be repaid in 28 quarterly installments beginning on April 1 of the year after the applicable borrowing was made. Borrowings under the term loan facilities shall mature on August 28, 2017. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each. The applicable margin fluctuates based on the Company’s total debt to EBITDA ratio, as defined in the Credit Agreement.

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

All obligations under the Credit Agreement are unconditionally guaranteed by our material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. At December 31, 2013, the Company was in compliance with its debt covenants. As of December 31, 2013, there were no letters of credit issued under the Credit Agreement, and the outstanding balance was $237.5 million. At December 31, 2013, our $60.0 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $111.2 million, of which, $83.5 were available for borrowing pursuant to the agreement.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.85% (effective rate of 1.01% at December 31, 2013), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of December 31, 2013 the Company did not have any amounts outstanding under the line of credit, and the maximum available borrowings against the line of credit were $5.4 million.

Discussion of Cash Flows

At December 31, 2013, we had cash and cash equivalents of $10.2 million compared to $2.6 million at December 31, 2012. Net cash provided by operating and financing activities were $57.6 million and $86.0 million, respectively, while we used $135.8 million in investing activities. Our use of cash in our investing activities was largely due to our acquisition of Westport. In connection with the acquisition, at closing we borrowed approximately $120.5 million to pay the aggregate cash consideration and expenses related to the acquisition.

The $57.6 million in net cash provided by operations was primarily attributed to $50.6 million of net income which reflects non-cash depreciation and amortization, gains on the sales of marketable securities and property and equipment, provisions for doubtful accounts, stock-based compensation and a change in deferred income taxes totaling $24.1 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $17.0 million. The increase in the working capital position is primarily the result of a decrease in accounts payable, accrued expenses, insurance and claims and other current liabilities and increases in prepaid income taxes, prepaid expenses and other assets. Affiliate transactions increased net cash provided by operating activities in 2013 by $0.8 million. Accounts receivable to affiliates decreased by $1.3 million, while accounts payable to affiliates decreased by $0.5 million.

The $135.8 million in net cash used in investing activities consisted primarily of $121.1 million for the acquisition of businesses, primarily Westport, and $17.0 million of capital expenditures. These uses were offset by $1.8 million in proceeds from the sales of property and equipment and $0.5 million in proceeds from the sale marketable securities.

We also used $86.0 million in net cash in financing activities. As of December 31, 2013, we had outstanding borrowings totaling $237.5 million, including the $120.5 million borrowed to complete the acquisition of Westport. Net borrowings during the year totaling $91.5 million, we paid cash dividends of $4.2 million and had $1.2 million in capitalized debt issuance costs.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt
Syndicated credit facility
$120 million revolving credit facility	$60,000	$—	$—	$60,000	$—
$60 million equipment credit facility	57,500	5,482	16,428	35,590	—
$50 million term loan	50,000	—	—	50,000	—
$70 million term loan	70,000	—	—	70,000	—

Total debt	237,500	5,482	16,428	215,590	—
Capital lease obligations	5,096	1,818	2,234	1,044
Operating lease obligations (1)	35,420	14,560	15,149	5,711	—

Total	$278,016	$21,860	$33,811	$222,345	$—

(1)	Certain operating lease obligations in a currency other than the U.S. dollar will be affected by the exchange rate in effect at the time each cash payment is made.

Total debt represents borrowings under the Credit Agreement and does not include interest. At December 31, 2013, the total amount of gross unrecognized tax benefits was $0.7 million. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities. At December 31, 2013, the Company has insurance and claims liabilities of $22.7 million, of which $15.8 million are covered by insurance. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements on these liabilities.

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

As of December 31, 2013, we did not have any reserves for workers’ compensation or general liability claims. We do establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

Valuation of Long-Lived Asset, including Goodwill and Intangible Assets

We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment during the 3rd fiscal quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors to determine whether or not it is necessary to perform a two-step quantitative goodwill impairment test. If the Company chooses that option, it would not be required perform Step 1 of the test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that it is more likely than not, or if the Company chooses not to perform a qualitative assessment, then it may then proceed with Step 1 of the two-step impairment test. Under the first step, we compare the fair value of each of the Company’s reporting units with goodwill to their related carrying values. If the fair value of a reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform Step 2 of the impairment test. Under Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions. The Company estimates the fair value of its reporting units utilizing the income approach through the application of a discounted cash flow analysis. Key assumptions used to determine the fair value of each reporting unit are: (a) future expected cash flows; (b) estimated residual growth rates; and (c) discount rates, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital. Additionally, the Company considers its market capitalization in comparison to the fair value of its reporting units. During the 3rd quarter of 2013, we completed our goodwill impairment testing and based on the test performed, we concluded that the fair value for all reporting units was significantly in excess of the respective reporting unit’s carrying value.

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

Other-than-temporary Impairments

Periodically, we review all available-for-sale securities for other-than-temporary impairment. An impairment that is an other-than-temporary impairment is a decline in the fair value of a security below its cost basis attributable to factors that indicate the cost basis in the security may not be recoverable in the near term. The determination of an other-than-temporary impairment is a subjective process, and requires judgment and assumptions that could affect the timing of loss realization. We consider several factors including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities for a sufficient period of time to allow for a recovery. If, in our judgment, the impairment is determined to be other-than-temporary, the cost basis of the security is written down to the then-current market value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. Gross unrealized holding losses of $0.1 million as of December 31, 2013 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under our Credit Agreement with Comerica Bank and our secured line of credit with UBS, all of which incur interest at floating rates. Borrowings under the Credit Agreement with Comerica Bank bear interest at LIBOR or a base rate, plus an applicable margin for each. The applicable margin fluctuates based on our total debt to EBITDA ratio, as defined in the Credit Agreement. Our secured line of credit with UBS bears interest at a floating rate equal to LIBOR plus 0.85%. As of December 31, 2013, we had total variable interest rate borrowings of $237.5 million. Assuming debt levels remain at $237.5 million, a 100 basis point increase in interest rates on our variable rate debt would increase interest expense approximately $2.37 million on an annualized basis.

Included in cash and cash equivalents is $117 thousand in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Equity Securities Risk

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

Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income. Gross unrealized holding losses of $0.1 million as of December 31, 2013 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary. See Item 8, Note 1(e) to the Consolidated Financial Statements.

As of December 31, 2013, the fair value of equity securities was $11.6 million compared to $10.0 million at December 31, 2012. The increase during 2013 represents net unrealized holding gains of $2.0 million and purchases offset by sales of securities with $0.5 million in proceeds and a related $0.1 million in realized gains, and. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.2 million.

Foreign Exchange Risk

For the year ended December 31, 2013, 4.0% of our revenues were derived from services provided outside the United States, principally in Mexico and Canada. Exposure to market risk for changes in foreign currency exchange rates relates primarily to selling services and incurring costs in currencies other than the local currency and to the carrying value of net investments in foreign subsidiaries. As a result, we are exposed to foreign currency exchange rate risk due primarily due to translation of the accounts of our Mexican and Canadian operations from their local currencies into U.S. dollars and also to the extent we engage in cross-border transactions. The majority of our exposure to fluctuations in the Mexican peso and Canadian dollar is naturally hedged, since a substantial portion of our revenues and operating costs are denominated in each country’s local currency. Historically, we have not entered into financial instruments for trading or speculative purposes.

Short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized by ongoing settlement of intercompany trading obligations.

The net investments in our Mexican and Canadian operations are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in our statement of shareholders’ equity. Adjustments from the translation of the net investment in these operations increased equity by approximately $0.2 million for the year ended December 31, 2013.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Universal Truckload Services, Inc.

Warren, Michigan

We have audited the accompanying consolidated balance sheet of Universal Truckload Services, Inc. as of December 31, 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Truckload Services, Inc. at December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Truckload Service, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited the accompanying consolidated balance sheet of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of LINC Logistics Company (LINC) for the year ended December 31, 2011. LINC was acquired on October 1, 2012, in a transaction between entities under common control as discussed in note 2 to the consolidated financial statements of Universal Truckload Services, Inc. and subsidiaries. Such statements are included in the consolidated financial statements of Universal Truckload Services, Inc. and subsidiaries and reflect total revenue of 28.4 percent in 2011 of the related consolidated total. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LINC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Truckload Services, Inc. and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Detroit, Michigan

March 18, 2013, except as to note 17, which is as of March 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders LINC Logistics

Company

We have audited the consolidated balance sheet of LINC Logistics Company (a Michigan corporation) as of December 31, 2011, and the related consolidated statements of income, other comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LINC Logistics Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 16, 2012 (except Note 14 to the consolidated financial statements, which is not presented herein and is as of April 23, 2012 and, for the stock-split discussed therein, as of May 8, 2012)

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands, except share data)

Assets	2013	2012
Current assets:
Cash and cash equivalents	$10,223	$2,554
Marketable securities	11,626	9,962
Accounts receivable—net of allowance for doubtful accounts of $2,688 and $2,515, respectively	132,001	118,903
Other receivables	17,966	16,720
Due from affiliates	2,283	3,586
Prepaid income taxes	7,988	1,621
Prepaid expenses and other	16,426	10,914
Deferred income taxes	4,876	4,878

Total current assets	203,389	169,138
Property and equipment, net	142,656	127,791
Goodwill	74,589	17,965
Intangible assets—net of accumulated amortization of $24,345 and $22,237, respectively	62,807	7,115
Other assets	6,695	5,360

Total assets	$490,136	$327,369

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,487	$55,248
Due to affiliates	3,618	4,093
Accrued expenses and other current liabilities	21,072	17,130
Insurance and claims	22,719	27,246
Current maturities of capital lease obligations	1,592	—
Current portion of long-term debt	5,482	—

Total current liabilities	100,970	103,717
Long-term liabilities:
Long-term debt	232,018	146,000
Capital lease obligations, net of current maturities	3,051	—
Deferred income taxes	43,748	15,599
Other long-term liabilities	4,784	4,681

Total long-term liabilities	283,601	166,280
Shareholders’ equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,746,067 and 30,685,441 shares issued; 30,114,324 and 30,053,912 shares outstanding, respectively	30,746	30,685
Paid-in capital	1,074	550
Treasury stock, at cost; 631,743 and 631,529 shares, respectively	(9,322)	(9,316)
Retained earnings	80,952	34,589
Accumulated other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,433 and $858, respectively	2,476	998
Foreign currency translation adjustments	(361)	(134)

Total shareholders’ equity	105,565	57,372

Total liabilities and shareholders’ equity	$490,136	$327,369

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Income

Years ended December 31, 2013, 2012 and 2011

(In thousands, except per share data)

	2013	2012	2011
Operating revenues:
Transportation services, including related party amounts of $195, $298 and $117, respectively	$706,998	$741,650	$740,089
Value-added services	195,086	174,975	147,814
Intermodal services, including related party amounts of $9,605, $2,346 and $864, respectively	131,408	120,381	102,769

Total operating revenues	1,033,492	1,037,006	990,672
Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $311, $285 and $2,344, respectively	560,024	592,493	581,980
Direct personnel and related benefits, including related party amounts of $14,398, $14,410 and $14,044, respectively	178,441	163,069	145,841
Commission expense	39,248	42,157	42,593
Operating expenses (exclusive of items shown seperately), including related party amounts of $1,590, $3,623 and $2,831, respectively	79,263	71,117	66,313
Occupancy expense, including related party amounts of $11,352, $10,787 and $11,319, respectively	20,049	19,275	18,438
Selling, general, and administrative, including related party amounts of $3,617, $3,829 and $3,285, respectively	33,046	41,159	29,865
Insurance and claims, including related party amounts of $16,949, $17,842 and $18,156, respectively	19,242	20,342	21,843
Depreciation and amortization	19,686	18,237	17,731

Total operating expenses	948,999	967,849	924,604

Income from operations	84,493	69,157	66,068
Interest income	130	241	83
Interest expense	(4,166)	(4,224)	(2,241)
Other non-operating income	459	2,778	1,743

Income before provision for income taxes	80,916	67,952	65,653
Provision for income taxes	30,344	20,264	14,207

Net income	$50,572	$47,688	$51,446

Earnings per common share:
Basic	$1.68	$1.59	$1.71
Diluted	$1.68	$1.59	$1.71
Weighted average number of common shares outstanding:
Basic	30,064	30,032	30,121
Diluted	30,160	30,036	30,121
Dividends paid per common share	$0.14	$—	$—

Pre-merger dividends paid per common share	$—	$1.00	$1.00

Pro Forma earnings per common share—“C” corporation status (unaudited):
Pro Forma provision for income taxes due to LINC Logistics Company conversion to “C” corporation		$11,059	$12,016
Earnings per common share:
Basic		$1.22	$1.31
Diluted		$1.22	$1.31

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2013, 2012 and 2011

(In thousands, except per share data)

	2013	2012	2011
Net Income	$50,572	$47,688	$51,446
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments arising during the period, net of income taxes	1,546	566	53
Realized gains on available-for-sale investments reclassified into income, net of income taxes	(68)	(1,176)	(686)
Foreign currency translation adjustments	(227)	312	(274)

Total other comprehensive income (loss)	1,251	(298)	(907)

Total comprehensive income	$51,823	$47,390	$50,539

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$50,572	$47,688	$51,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,686	18,237	17,731
Gain on sale of marketable equity securities	(107)	(2,189)	(1,136)
(Gain) loss on disposal of property and equipment	(117)	45	2
Change in the fair value of acquisition related contingent consideration	—	16	(137)
Non-cash charges incurred from LINC	—	2,442	—
Stock-based compensation	585	586	—
Provision for doubtful accounts	1,515	1,190	1,306
Deferred income taxes	2,495	4,389	4,289
Change in assets and liabilities:
Trade and other accounts receivable	767	(8,076)	(7,865)
Prepaid income taxes, prepaid expenses and other assets	(3,594)	1,276	(4,655)
Accounts payable, accrued expenses, insurance and claims and other current liabilities	(15,152)	7,922	16,083
Due to/from affiliates, net	837	(3,769)	(363)
Other long-term liabilities	103	646	1,999

Net cash provided by operating activities	57,590	70,403	78,700
Cash flows from investing activities:
Capital expenditures	(17,035)	(29,566)	(29,603)
Proceeds from the sale of property and equipment	1,790	987	1,190
Purchases of marketable securities	(24)	(19)	(3,383)
Proceeds from sale of marketable securities	520	7,500	2,398
Affiliate notes receivables—LINC	—	(5,000)	—
Proceeds from affiliate notes receivable—LINC	—	5,000	—
Acquisitions of businesses	(121,057)	(850)	(1,050)

Net cash used in investing activities	(135,806)	(21,948)	(30,448)
Cash flows from financing activities:
Proceeds from borrowing—revolving debt	48,218	94,871	34,165
Repayments of debt—revolving debt	(52,218)	(44,871)	(44,664)
Proceeds from borrowing—term debt	95,500	82,000	41,082
Repayments of debt—term debt	—	(69,061)	(10,976)
Distributions to LINC shareholders	—	(95,985)	(53,790)
Dividends paid	(4,209)	—	—
Pre-merger dividends paid	—	(15,499)	(15,555)
Payment of capital lease obligations	(42)	—	—
Purchases of treasury stock	(6)	(991)	(1,700)
Payment of earnout obligations related to acquisitions	(24)	(206)	(189)
Capitalized financing costs	(1,230)	(1,752)	(929)

Net cash provided by (used in) financing activities	85,989	(51,494)	(52,556)
Effect of exchange rate changes on cash and cash equivalents	(104)	82	42

Net increase (decrease) in cash	7,669	(2,957)	(4,262)
Cash and cash equivalents—January 1	2,554	5,511	9,773

Cash and cash equivalents—December 31	$10,223	$2,554	$5,511

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows—Continued

Years ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Supplemental cash flow information:
Cash paid for interest	$3,595	$2,990	$1,668

Cash paid for income taxes	$31,236	$12,759	$13,051

Distributions to LINC shareholders:
Purchase adjustment pursuant to merger agreement	$—	$10,102	$—
Payment of dividend payable	—	27,000	31,000
Dividends paid	—	58,500	22,500
Distribution for shareholder state tax withholding	—	383	290

Net cash paid	$—	$95,985	$53,790

Acquisition of businesses:
Fair value of assets acquired, net of cash	$156,741	$1,100	$1,406
Liabilities assumed	(33,738)	—	—
Fair value of acquisition obligations	(2,196)	(250)	(356)
Payment of acquisition obligations	250	—	—

Net cash paid for acquisition of businesses	$121,057	$850	$1,050

Non-cash financing transactions (Note 6):

During the year ended December 31, 2011, the Company recorded the forgiveness of the loan from the County of Cuyahoga of $90 as a reduction of the loan and as a reduction of the underlying land improvements.

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2013, 2012 and 2011

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances—December 31, 2010	$30,649	$65,387	$(6,625)	$(7,103)	$2,069	$84,377
Net income	—	—	—	51,446	—	51,446
Comprehensive income	—	—	—	—	(907)	(907)
Dividends paid ($1.00 per share)	—	—	—	(15,555)	—	(15,555)
Dividends declared by LINC	—	—	—	(22,500)	—	(22,500)
LINC distribution for state tax witholding	—	—	—	(290)	—	(290)
Purchases of treasury stock	—	—	(1,700)	—	—	(1,700)

Balances—December 31, 2011	$30,649	$65,387	$(8,325)	$5,998	$1,162	$94,871
Net income	—	—	—	47,688	—	47,688
Comprehensive income	—	—	—	—	(298)	(298)
Dividends paid ($1.00 per share)	—	—	—	(15,499)	—	(15,499)
Dividends declared by LINC	—	—	—	(58,500)	—	(58,500)
LINC distribution for state tax witholding	—	—	—	(383)	—	(383)
LINC purchase adjustment	—	(10,102)	—	—	—	(10,102)
Termination of LINC’s S-Corp status	—	(55,285)	—	55,285	—	—
Stock based compensation	36	550	—	—	—	586
Purchases of treasury stock	—	—	(991)	—	—	(991)

Balances—December 31, 2012	$30,685	$550	$(9,316)	$34,589	$864	$57,372
Net income	—	—	—	50,572	—	50,572
Comprehensive income	—	—	—	—	1,251	1,251
Dividends paid ($0.14 per share)	—	—	—	(4,209)	—	(4,209)
Issuance of common stock	25	(25)				—
Stock based compensation	36	549	—	—	—	585
Purchases of treasury stock	—	—	(6)	—	—	(6)

Balances—December 31, 2013	$30,746	$1,074	$(9,322)	$80,952	$2,115	$105,565

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(1)	Summary of Significant Accounting Policies

(a)	Business

Universal Truckload Services, Inc., referred to herein as Universal, or us, we or the Company, through its subsidiaries, is a leading asset-light provider of customized transportation and logistics solutions throughout the United States, Mexico and Canada. We provide our customers with supply chain solutions that can be scaled to meet their changing demands. We offer our customers with a broad array of services across their entire supply chain, including transportation, value-added, and intermodal services. Our customized solutions and flexible business model are designed to provide us with a highly variable cost.

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. At December 31, 2013, we conducted our operation through the following operating and support subsidiaries: Universal Am-Can Ltd., The Mason & Dixon Lines, Inc., Mason Dixon Intermodal, Inc., Economy Transport, Inc., Louisiana Transportation, Inc., Great American Lines, Inc., Universal Logistics Solutions, Inc., Universal Logistics Solutions International, Inc., Cavalry Transportation, LLC, Logistics Insight Corporation, Pro Logistics, Inc., LINC Ontario, Ltd., Mohican Transport (a division of LINC Ontario, Ltd.), CTX, Inc., Central Global Express, Inc., On Demand Transport, Inc., OTR Logistics, Inc., Logistics Insight Corporation S. de R.L. de C.V., Stafflinc de Mexico, S. de R.L. de C.V., Flint Special Services, Inc., Logistics Services, Inc., Oakland Logistics Service, Inc., Smyrna Transfer, Inc., St. James Leasing, Inc., LGSI Equipment, Inc. of Wyoming, LGSI Equipment of Indiana, LLC, and Westport Axle Corporation. All significant intercompany accounts and transactions have been eliminated.

Through December 31, 2004, Universal was a wholly owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of Universal’s common stock to Matthew T. Moroun and a trust controlled by Manuel J. Moroun, collectively the Morouns, the sole shareholders of CenTra, Inc. CenTra, Inc., its subsidiaries and affiliates are referred to as “CenTra.” Subsequent to the initial public offering in 2005, the Morouns retained and continue to hold a controlling interest in Universal. The accompanying consolidated financial statements present the historical financial position, results of operations, and cash flows of the Company and are not necessarily indicative of what the financial position, results of operations, or cash flows would have been had the Company operated as an unaffiliated company during the periods presented.

Our fiscal year consists of four quarters, each with thirteen weeks.

(c)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the fair value of assets and liabilities acquired in business combinations; carrying amounts of property and equipment and intangible assets; marketable securities; valuation allowances for receivables; and liabilities related to insurance and claim costs. Actual results could differ from those estimates.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(1)	Summary of Significant Accounting Policies—continued

(d)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with an original maturity of three months or less.

It is our policy to record checks issued in excess of funds on deposit as accounts payable for balance sheet presentation, and include the changes in these positions as cash flows from operating activities in the statements of cash flows. At December 31, 2013, funds on deposit were in excess of checks issued and no reclassification was necessary. At December 31, 2012, accounts payable included reclassification of checks issued in excess of funds on deposit in the amount of $13.4 million. The change in the amount of checks issued in excess of funds on deposit of $13.4 million, $3.4 million, and $8.2 million for 2013, 2012 and 2011, respectively, is included in cash flows from operating activities in the statements of cash flows as a change in accounts payable, accrued expenses and other current liabilities.

(e)	Marketable Securities

At December 31, 2013 and 2012, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense). During the years ended December 31, 2013, 2012 and 2011, we received proceeds of $0.5 million, $7.5 million, and $2.4 million from the sale of marketable securities with a combined cost of $0.4 million, $5.3 million, and $1.2 million resulting in a realized gain of $0.1 million, $2.2 million, and $1.1 million, respectively.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At December 31, 2013
Equity Securities	$7,717	$3,974	$(65)	$11,626

At December 31, 2012
Equity Securities	$8,106	$2,077	$(221)	$9,962

Included in equity securities at December 31, 2013 were securities with a book basis of $0.5 million and a cumulative loss position of $0.1 million, the impairment of which we consider to be temporary. We consider several factors in determining as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(1)	Summary of Significant Accounting Policies—continued

(e)	Marketable Securities—continued

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

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2013
Equity securities	$167	$3	$289	$62	$456	$65

At December 31, 2012
Equity securities	$1,222	$117	$164	$103	$1,386	$220

At December 31, 2013, our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the banking, diversified holdings, steel, and transportation industries. The fair value and unrealized losses are distributed in five publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at December 31, 2013.

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

Accounts receivable are recorded at the net invoiced amount, net of an allowance for doubtful accounts, and do not bear interest. They include unbilled amounts for services rendered in the respective period but not yet billed to the customer until a future date, which typically occurs within one month. In order to reflect customer receivables at their estimated net realizable value, we record charges against revenue based upon current information. These charges generally arise from rate changes, errors, and revenue adjustments that may arise from contract disputes or differences in calculation methods employed by the customer. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of our outstanding accounts

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(1)	Summary of Significant Accounting Policies—continued

(f)	Accounts Receivable—continued

receivable. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable from affiliates are shown separately and include trade receivables from the sale of services to affiliates.

(g)	Inventories

Included in prepaid expenses and other is inventory used in our machining service operations. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions for excess and obsolete inventories are based on our assessment of excess and obsolete inventory on a product-by-product basis.

At December 31, inventory consists of the following (in thousands):

2013
Raw materials and supplies	$3,197
Finished goods	428

$3,625

(h)	Property and Equipment

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Description	Life in Years
Transportation equipment	5 - 15
Other operating assets	3 - 15
Information technology equipment	2 - 5
Buildings and related assets	10 - 39

The amounts recorded for depreciation expense were $17.6 million, $15.2 million, and $14.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Tire repairs, replacement tires, replacement batteries, consumable tools used in our logistics services, and routine repairs and maintenance on vehicles are expensed as incurred. Parts and fuel inventories are included in prepaid expenses and other. We capitalize certain costs associated with vehicle repairs and maintenance that materially extend the life or increase the value of the vehicle or pool of vehicles.

(i)	Intangible Assets

Intangible assets subject to amortization consist of customer contracts and agent and customer relationships that have been acquired in business combinations. These assets are amortized either over

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(1)	Summary of Significant Accounting Policies—continued

(i)	Intangible Assets—continued

the period of economic benefit or on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of these intangible assets range from five months to nineteen years. The weighted average amortization period for customer contracts is approximately three years, and the weighted average amortization period for agent and customer relationships is approximately fourteen years. Collectively, the weighted average amortization period of assets subject to amortization is approximately twelve years. The useful lives of acquired trademarks are indefinite and, therefore, not subject to amortization.

Our identifiable intangible assets as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Indefinite Lived Intangibles:
Trademarks	$2,500	$—

Definite Lived Intangibles:
Agent and customer relationships	64,052	29,352
Customer contracts	20,600	—
Less: accumulated amortization	(24,345)	(22,237)

Intangible assets, net	$60,307	$7,115

Total Identifiable Intangible Assets	$62,807	$7,115

Estimated amortization expense by year is as follows (in thousands):

2014	$9,930
2015	8,958
2016	7,280
2017	5,904
2018	2,375
Thereafter	25,860

Total	$60,307

The amounts recorded for amortization expense were $2.1 million, $3.0 million, and $3.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(j)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under FASB Accounting Standards Codification, or ASC, Topic 805 “Business Combinations”, we are required to test goodwill for impairment annually (in our third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We have the option to first assess qualitative factors to determine whether or not it is necessary to perform a two-step quantitative goodwill impairment test. If we choose that option, we would not be required perform Step 1 of the test unless we determine that, based on a qualitative assessment, it is more likely than not

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(1)	Summary of Significant Accounting Policies—continued

(j)	Goodwill—continued

that the fair value of a reporting unit is less than its carrying value. If we determines that it is more likely than not, or if we choose not to perform a qualitative assessment, then we may then proceed with Step 1 of the two-step impairment test. Under the first step, we compare the fair value of each of the Company’s reporting units with goodwill to their related carrying values. If the fair value of a reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform Step 2 of the impairment test. Under Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. Determining the fair value of a reporting unit requires the use of significant estimates and assumptions. We estimate the fair value of its reporting units utilizing the income approach through the application of a discounted cash flow analysis. Key assumptions used to determine the fair value of each reporting unit as of our annual testing date were: (a) future expected cash flows; (b) estimated residual growth rates and (c) discount rates, which were based on our best estimates of the after-tax weighted-average cost of capital. Additionally, we consider our market capitalization in comparison to the fair value of our reporting units. During the third quarter of 2013, we completed our goodwill impairment testing and determined that the fair value of each reporting unit with goodwill exceeded its respective carrying value of the net assets. Accordingly, no impairment loss was recognized.

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

Balance as of January 1, 2012	$17,722
Business Acquisitions	243

Balance as of December 31, 2012	17,965
Westport Acquisition	56,624

Balance as of December 31, 2013	$74,589

At both December 31, 2013 and 2012, $18.0 million of goodwill was recorded in our transportation segment. As of December 31, 2013, $56.6 million of goodwill is recorded in our logistics segment, and none at December 31, 2012.

(k)	Long-Lived Assets

Long-lived assets, other than goodwill, and indefinite lived intangibles such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by a long-lived asset to its carrying value. If the carrying value of the long-lived asset is deemed to not be recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market prices and independent third-party appraisals. Changes in management’s judgment relating to salvage values and/ or estimated useful lives could result in greater or lesser annual depreciation expense or impairment charges in the future. Indefinite lived intangibles are tested for impairment annually using a model similar to that used to test goodwill for impairment.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(1)	Summary of Significant Accounting Policies—continued

(l)	Contingent Consideration

Contingent consideration arrangements granted in connection with a business combination are evaluated to determine whether contingent consideration is, in substance, additional purchase price of an acquired enterprise or compensation for services, use of property or profit sharing. Additional purchase price is added to the fair value of consideration transferred in the business combination and compensation is included in operating expenses in the period it is incurred. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved.

(m)	Fair Value of Financial Instruments

For cash equivalents, accounts receivables, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily redeemable or short-term in nature and the liabilities are short-term in nature. Marketable securities, consisting primarily of equity securities, are carried at fair market value as determined by quoted market prices. Our senior debt and line of credit consists of variable rate borrowings. The carrying value of these borrowings approximates fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

(n)	Deferred Compensation

Deferred compensation relates to our bonus plans. Annual bonuses may be awarded to certain operating, sales and management personnel based on overall Company performance and achievement of specific employee or departmental objectives. Such bonuses are typically paid in annual installments over a five-year period. All bonus amounts earned by and due to employees in the current year are included in accrued expenses and other current liabilities. Those that are payable in subsequent years are included in other long-term liabilities.

(o)	Closing Costs

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

(p)	Revenue and Related Expenses

We are the primary obligor when rendering transportation services, value-added services and intermodal services, and we assume the corresponding credit risk with customers. We have discretion in setting sales prices and, as a result, our earnings may vary. In addition, we have discretion to choose

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(1)	Summary of Significant Accounting Policies—continued

(p)	Revenue and Related Expenses—continued

and negotiate terms with our multiple suppliers for the services ordered by our customers. This includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when persuasive evidence of an arrangement exists, delivery has occurred at the receiver’s location or for service arrangements after the related services have been rendered, the revenue and related expenses are fixed or determinable and collectability is reasonably assured. Fuel surcharges, where separately identifiable, of $118.6 million, $115.2 million and $110.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, are included in operating revenues.

Revenues and associated costs for the sales of axles and machined components are recognized when title has passed and the risks and rewards of ownership are transferred, which is at the time of shipment.

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

(q)	Insurance & Claims

Insurance and claims expense represents charges for premiums and the accruals made for claims within our self-insured retention amounts. The accruals are primarily related to auto liability, general liability, cargo and equipment damage, and service failure claims. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported claims based on historical experience and for claims expected to exceed our policy limits. We may also make accruals for personal injury and property damage to third parties, and workers’ compensation claims if a claim exceeds our insurance coverage. Such accruals are based upon individual cases and estimates of ultimate losses, incurred but not reported losses, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. Since the reported accrual is an estimate, the ultimate liability may be different from the amount recorded. If adjustments to previously established accruals are required, such amounts are included in operating expenses in the current period. We maintain insurance with licensed insurance carriers. Legal expenses related to auto liability claims are covered under our insurance policy. We are responsible for all other legal expenses related to claims.

In brokerage arrangements, our exposure to liability associated with accidents incurred by other third-party carriers, who haul freight on our behalf, is reduced by various factors including the extent to which the third party providers maintain their own insurance coverage.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(1)	Summary of Significant Accounting Policies—continued

(q)	Insurance & Claims—continued

Our insurance expense varies primarily based upon the frequency and severity of our accident experience, insurance rates, coverage limits, and self-insured retention amounts.

(r)	Stock Based Compensation

We record compensation expense for the grant of stock based awards. Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period (generally the vesting period of the grant). During 2012, the Company granted 178,137 shares of restricted stock to certain employees with a market price at the date of grant of $16.42. No stock based awards were granted in 2013 or 2011.

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

We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010. In addition, we file income tax returns in various state, local and foreign jurisdictions. Historically, we have been responsible for filing separate state, local and foreign income tax returns for ourself and our subsidiaries. We are no longer subject to state or foreign jurisdiction income tax examinations for years before 2009 and 2008, respectively.

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

(t)	Foreign Currency Translation

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

(u)	Segment Information

In the prior year, we reported LINC’s financial performance separately from our single reportable segment that predated the acquisition. Beginning with the thirteen week period ended June 29, 2013,

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(1)	Summary of Significant Accounting Policies—continued

(u)	Segment Information—continued

we determined that our financial results should be reported in two reportable segments, the transportation segment and the logistics segment, based on the nature of the underlying customer commitments and the types of investments required to support these commitments. This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria. There has been no impact on our consolidated balance sheets, statements of income, comprehensive income or cash flows for the change in reportable segments for any period. Prior period segment information has been adjusted to reflect the change in segment reporting.

Operations aggregated in our transportation segment are associated with individual freight shipments coordinated by our agents, company-managed terminals and specialized services operations. In contrast, operations aggregated in our logistics segment deliver value-added, machining or transportation services to specific customers on a dedicated basis, generally pursuant to contract terms of one year or longer. Other non-reportable operating segments are comprised of the Company’s subsidiaries that provide support services to other subsidiaries and to owner-operators, including shop maintenance and equipment leasing.

(v)	Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our customers are generally concentrated in the automotive, wind energy, building materials, machinery and metals industries. During the fiscal years ended December 31, 2013, 2012 and 2011, aggregate sales in the automotive industry totaled 33.8%, 30.7% and 32.5% of revenue, respectively. In 2013, General Motors accounted for approximately 12.4% of our total operating revenues and sales to our top 10 customers, including General Motors, totaled 41.1%.

(w)	Unaudited Pro Forma Earnings Per Share

Prior to its acquisition by Universal on October 1, 2012, LINC was an S Corporation for U.S. federal income tax purposes. As a result, LINC had no U.S. federal income tax liability, but had state and local liabilities in certain jurisdictions attributable to earnings as an S Corporation. Pro forma basic and diluted earnings per share have been computed to give effect to the termination of LINC’s S Corporation status and acquisition by Universal, which changes the provision for income taxes for each period presented. We assume a blended statutory federal, state and local rate of 38.5% and 39.9% in 2012 and 2011, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(1)	Summary of Significant Accounting Policies—continued

(w)	Unaudited Pro Forma Earnings Per Share—continued

The following table sets forth a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	2012	2011
Net income	$47,688	$51,446
Pro forma provision for income taxes due to LINC’s conversion to a “C” corporation	11,059	12,016

Pro forma net income	$36,629	$39,430

Pro forma earnings per common share:
Basic	$1.22	$1.31
Diluted	$1.22	$1.31
Weighted average number of common shares outstanding:
Basic	30,032	30,121
Diluted	30,036	30,121

(2)	Business Combinations

Acquisitions Accounted for Using the Purchase Method

In December 2013, we acquired Westport USA Holding, LLC (“Westport”) for $123.0 million in cash, subject to a working capital adjustment after closing. Pursuant to the terms of the Unit Purchase Agreement, Westport was acquired on a cash-free, debt-free basis. Based in Louisville, Kentucky, Westport provides value-added warehousing and component distribution services to U.S. manufacturers of Class 4-8 trucks, RVs and super-duty trucks. Westport also machines and distributes steering knuckles and axle components for the automotive industry. We used available cash and borrowings under our Revolving Credit and Term Loan Agreement to finance the acquisition (see Note 6 “Debt”). As of December 31, 2013, $120.8 million of the purchase price was paid in cash and approximately $2.2 million is included in accrued expenses and other current liabilities. The working capital adjustments are being finalized and we do not expect there to be a material change in the purchase price as a result.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(2)	Business Combinations—continued

The acquisition of Westport was accounted for in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded at their estimated fair values as of December 19, 2013, with the remaining unallocated purchase price recorded as goodwill. The goodwill recorded is included in our logistics segment, and is non-deductible for income tax purposes. The estimated useful lives of these intangible assets range from five months to nineteen years. The preliminary allocation of the purchase price is as follows (in thousands):

Current assets	$24,783
Property and equipment	17,081
Goodwill	56,624
Intangible assets	57,800
Other long-term assets	474
Current liabilities	(3,970)
Capital lease obligations	(4,685)
Deferred tax liabilities, net	(25,083)

$123,024

The intangible assets acquired represent Westport’s acquired trademarks, customer contracts and customer relationships. The acquired customer contracts and customer relationships are being amortized over a period from five months to nineteen years. The useful lives of acquired trademarks are indefinite and, therefore, not subject to amortization.

The following unaudited pro forma consolidated results of operations for the twelve-month periods ended December 31, 2013 and 2012 present consolidated information of the Company as if Westport was acquired on January 1, 2012 (in thousands, except per share data):

	Pro Forma Twelve Months Ended December 31, 2013	Pro Forma Twelve Months Ended December 31, 2012
Operating revenues	$1,121,459	$1,095,393
Operating income	$93,972	$66,848
Net Income	$54,791	$44,143
Earnings per common share:
Basic	$1.82	$1.47
Diluted	$1.82	$1.47

The unaudited pro forma consolidated results for the twelve-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Westport and the Company. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma condensed combined financial statements are presented for illustrative purposes and do not purport to represent what the financial position or results of operations would actually have been had we acquired Westport on January 1, 2012.

The acquisition of Westport strategically enhances our customer base by further penetrating industrial markets, specifically to manufacturers of medium and heavy-duty trucks. We believe that Westport’s value-added services and limited capital requirements fit nicely into our business model and long-term

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(2)	Business Combinations—continued

growth strategy. The operating results of Westport have been included in the Consolidated Statements of Income since its acquisition date. Included in our operating results are transaction and other acquisition related costs totaling $0.7 million, which are reflected in selling, general and administrative expenses in the Consolidated Statements of Income.

In May 2012, we acquired certain assets of TFX Incorporated, or TFX, based in Durham, North Carolina through a Limited Asset Purchase Agreement for approximately $1.1 million. TFX is primarily a regional provider of intermodal transportation services strategically positioned to service the primary port areas on the East Coast and the key railheads and major manufacturing centers of the Southern and Midwestern United States. We used available cash and cash equivalents to finance acquisition. Pursuant to the acquisition, TFX operates as part of Mason Dixon Intermodal, Inc.

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

The operating results of the TFX have been included in the Consolidated Statements of Income since its acquisition date; however, it has not been separately disclosed as it is deemed immaterial.

In March 2011, we acquired certain assets of Hart Transportation, Inc., or Hart, based in Jacksonville, Florida through a Limited Asset Purchase Agreement for approximately $1.4 million. We used available cash and cash equivalents to finance acquisition. Pursuant to the acquisition, Hart operates as part of Universal Am-Can, Ltd.

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

The operating results of Hart have been included in the Consolidated Statements of Income since its acquisition date; however, it has not been separately disclosed as it is deemed immaterial.

Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of the businesses acquired, and the expected synergies to be achieved through the integration of the acquired companies into Universal.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(2)	Business Combinations—continued

Acquisition Accounted for Between Entities Under Common Control

In October 2012, we completed the acquisition of LINC whereby each outstanding share of LINC common stock was converted into the right to receive consideration consisting of 0.700 of a share of common stock of the Company and cash in lieu of fractional shares. This resulted in the issuance of 14,527,332 shares of the Company’s common stock. Our majority shareholders beneficially owned, in the aggregate, 100% of the common stock of LINC. The effects of the retroactive restatement of the Company’s 2011 financial statements using the guidance for transactions between entities under common control as described in ASC Topic 805 – “Business Combinations” are summarized below (in thousands, except per share data):

Year ended December 31, 2011
Total operating revenues:
Universal, as previously reported on Form 10-K for the year ended December 31, 2011	$699,771
LINC	290,929
Elimination of intercompany transactions	(28)

Universal, as restated	$990,672

Net income:
Universal, as previously reported on Form 10-K for the year ended December 31, 2011	$15,813
LINC	35,633

Universal, as restated	$51,446

Earnings per common share:
Basic:
Universal, as previously reported on Form 10-K for the year ended December 31, 2011	$1.01
Universal, as restated	$1.71
Diluted:
Universal, as previously reported on Form 10-K for the year ended December 31, 2011	$1.01
Universal, as restated	$1.71

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

Accounts receivable amounts appearing in the financial statements include both billed and unbilled receivables. We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $12.8 million and $14.1 million at December 31, 2013 and 2012, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(3)	Accounts Receivable—continued

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2013	2012	2011
Balance at beginning of year	$2,515	$3,874	$5,217
Provision for doubtful accounts	1,515	1,190	1,306
Acquisition of businesses	163	—	—
Uncollectible accounts written off	(1,505)	(2,549)	(2,649)

Balance at end of year	$2,688	$2,515	$3,874

(4)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2013	2012
Transportation equipment	$151,395	$147,733
Land, buildings and related assets	68,653	66,936
Other operating assets	43,624	26,697
Information technology equipment	14,427	10,849
Construction in process	2,163	2,312

	280,262	254,527
Less accumulated depreciation	(137,606)	(126,736)

Total	$142,656	$127,791

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following items at December 31 (in thousands):

	2013	2012
Payroll related items	$8,080	$6,582
Driver escrow liabilities	6,099	5,769
Commissions, taxes and other	6,893	4,779

Total	$21,072	$17,130

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(6)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at December 31, 2013	December 31,
		2013	2012
Outstanding Debt:
Syndicated credit facility
$120 million revolving credit facility	LIBOR + 1.35%	$60,000	$64,000
$60 million equipment financing facility	LIBOR + 1.60%	57,500	32,000
$50 million term loan	LIBOR + 2.50%	50,000	50,000
$70 million term loan B	LIBOR + 2.50%	70,000	—
UBS secured borrowing facility	LIBOR + 0.85%	—	—

		237,500	146,000
Less current portion		5,482	—

Total long-term debt		$232,018	$146,000

Syndicated credit facility

On December 19, 2013, we entered into a Second Amendment (the “Amendment”) to our Revolving Credit and Term Loan Agreement dated August 28, 2012, (the “Credit Agreement”) with and among the lenders parties thereto and Comerica Bank, as administrative agent, to provide for aggregate borrowing facilities of up to $300 million. The Amendment modifies the Credit Agreement to allow for additional borrowings of $70 million under a new term loan and a $10 million increase in the revolving credit facility. The Credit Agreement, as amended, consists of a $120 million revolving credit facility (which amount may be increased by up to $20 million upon request of the Company and approval of the lenders), a $60 million equipment credit facility, a $50 million term loan, and a $70 million term loan B. Additionally, the Credit Agreement provides for up to $5 million in letters of credit, which letters of credit reduce availability under the revolving credit facility.

On December 19, 2013, we used available cash, $70 million in proceeds from the new term loan, $25 million in proceeds from our revolving credit facility, and $25.5 million in additional borrowings from our existing equipment credit facility to pay the aggregate cash consideration and expenses related to the acquisition of Westport (see Note 2 “Business Combinations”).

$120 million Revolving Credit Facility

The revolving credit facility is available to refinance existing indebtedness and to finance working capital through, and mature on, August 28, 2017. Two interest rate options are applicable to advances borrowed pursuant to the facility: Eurodollar-based advances and base rate advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.35% to 2.10% based on our ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. As an alternative, base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.35% to 1.10%. The base rate is the greater of the prime rate announced by Comerica Bank, the federal funds effective rate plus 1.0%, or the daily adjusting LIBOR rate plus 1.0%. At December 31, 2013, interest accrued at 1.51% based on 30-day LIBOR.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(6)	Debt—continued

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.0 million Swing Line sub-facility and a $5.0 million letter of credit sub-facility. On June 3, 2013, we executed an amendment to our Revolving Credit and Term Loan Agreement (the “First Amendment”) which split the availability on the Swing Line between two existing lenders, Comerica Bank and KeyBank. The SwingLine was split to provide for borrowings of up to $7.0 million from Comerica Bank and $3.0 million from KeyBank, so long as the Comerica Bank and KeyBank advances do not exceed $10.0 million in the aggregate. Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by the applicable Swing Line lender in its sole discretion. At December 31, 2013, we did not have any amounts outstanding under the Swing Line, and there were no letters of credit issued against the lines.

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

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.50%, depending on our ratio of total debt to EBITDA. Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment. Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable of our principal operating subsidiaries, pursuant to a monthly borrowing base certificate. At December 31, 2013, our $60.0 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $111.2 million, of which, $83.5 million were available for borrowing against pursuant to the agreement.

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

The two interest rate options that apply to revolving credit facility advances also apply to equipment credit facility advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.60% to 2.60% based on our ratio of total debt to EBITDA. Base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.60% to 1.60%. The equipment credit facility is subject to an unused fee, which is payable quarterly in arrears, of 0.50%. At December 31, 2013, interest accrued at 1.76% based on 30-day LIBOR.

Interest on the unpaid balance of all equipment credit facility base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid balance of each Eurodollar-based advance of the equipment credit facility is payable on the last day of the applicable Eurodollar interest period.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(6)	Debt—continued

$50 million Term Loan

Proceeds of the term loan were advanced on October 1, 2012 and used to refinance existing indebtedness of LINC. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At December 31, 2013, interest accrued at 2.66% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

$70 million Term Loan B

Proceeds of the term loan were advanced on December 19, 2013 and used to finance the acquisition of Westport. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At December 31, 2013, interest accrued at 2.66% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on January 1, 2014, and on the first day of each January, April, July and October thereafter. Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

The Credit Agreement requires us to repay the borrowings made under the term loan facilities and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of our annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. Mandatory prepayments of the term loans were $0 as of December 31, 2013. We may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, we may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(6)	Debt—continued

financial covenants requiring the Company to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. Specifically, we may not exceed a maximum senior debt to EBITDA ratio, as defined, of 2.5:1 and a maximum total debt to EBITDA ratio, as defined, of 3.0:1. We must also maintain a fixed charge coverage ratio, as defined, of not less than 1.25:1. As of December 31, 2013, the Company was in compliance with its debt covenants.

UBS Secured Borrowing Facility

We also maintain a secured borrowing facility at UBS Financial Services, Inc., or UBS, using our marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 0.85% (effective rate of 1.01% at December 31, 2013), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit. We did not have any amounts outstanding under our line of credit at December 31, 2013 or 2012, and the maximum available borrowings under the line of credit were $5.4 million and $5.1 million, respectively.

Cuyahoga County Loan

In May 1, 2006, UTS Realty, LLC, or Realty, a wholly owned subsidiary of the Company, received a $1,000,000 loan from the County of Cuyahoga, Ohio, or the County, to be used for improvements to its Cleveland, Ohio container storage facility. The loan agreement with the County required Realty to make quarterly interest payments at an annual rate of 5.0%. Through January 31, 2011, subject to certain conditions, the County forgave $450,000 of the principal amount owed. On January 31, 2007, the Company began recording the forgiveness as a reduction of the loan and as a reduction in the cost of the underlying improvements at a rate of $90,000 per annum. The remaining principal was due at maturity on January 31, 2011; however, in June 2010, we repaid $550,000 of the remaining principal balance.

Maturities

The following table reflects the maturities of our principal repayment obligations as of December 31, 2013 (in thousands):

Years Ending December 31	Revolving Credit Facilities	Equipment Financing Facilities	Term Loan	Term Loan B	Total
2014	$—	$5,482	$—	$—	$5,482
2015	—	8,214	—	—	8,214
2016	—	8,214	—	—	8,214
2017	60,000	35,590	50,000	70,000	215,590

Total	$60,000	$57,500	$50,000	$70,000	$237,500

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(7)	Fair Value Measurement and Disclosures

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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$117	$—	$—	$117
Marketable securities	11,626	—	—	11,626

Total Assets	$11,743	$—	$—	$11,743

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$23	$—	$—	$23
Marketable securities	9,962	—	—	9,962

Total Assets	$9,985	$—	$—	$9,985

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents—This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(7)	Fair Value Measurement and Disclosures—continued

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

(8)	Transactions with Affiliates

Through December 31, 2004, Universal was a wholly-owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of Universal’s common stock to the shareholders of CenTra. Subsequent to our initial public offering in 2005, our majority shareholders retained and continue to hold a controlling interest in Universal. CenTra provides administrative support services to Universal, including legal, human resources, and tax services. The cost of these services is based on the actual or estimated utilization of the specific service. Management believes these charges are reasonable. However, the costs of these services charged to Universal are not necessarily indicative of the costs that would have been incurred if Universal had internally performed or acquired these services as a separate unaffiliated entity.

In addition to the administrative support services described above, Universal purchases other services from affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the years ended December 31 (in thousands):

	2013	2012	2011
Administrative support services	$2,367	$2,535	$2,019
Truck fueling and maintenance	1,774	3,850	3,629
Real estate rent and related costs	11,352	10,787	11,319
Insurance and employee benefit plans	32,710	33,657	33,529
Contracted transportation services	311	285	2,344

Total	$48,514	$51,114	$52,840

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

A significant number of our transportation and logistics service operations are located at facilities leased from affiliates. At 38 facilities, occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly. Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility. However, we are not limited to such arrangements. See Note 10, “Leases” for further information regarding the cost of leased properties.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(8)	Transactions with Affiliates—continued

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders. Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At December 31, 2013 and 2012, amounts due to affiliates were $3.6 million and $4.1 million, respectively. We record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables in our Consolidated Balance Sheets. At December 31, 2013 and 2012, there were $15.8 million and $13.8 million, respectively, included in these accounts for insured claims with an affiliate which are not expected to exceed our policy limits.

We incurred approximately $524 thousand of costs during 2013 related to an underwritten public offering of our common stock. Under the Amended and Restated Registration Rights Agreement, dated as of July 25, 2012 with our majority shareholders, we were responsible to pay for the cost of the offering. After deducting the underwriting discount and offering expenses, we did not have any remaining proceeds from the sale of our common stock.

During 2013, we purchased 39 used tractors from an affiliate for approximately $1.6 million.

We have retained the law firm of Sullivan Hincks & Conway to provide legal services. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Amounts paid for legal services during 2013, 2012 and 2011 were $7 thousand, $144 thousand and $340 thousand, respectively.

Services provided by Universal to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to CenTra and affiliates for the years ended December 31 (in thousands):

	2013	2012	2011
Transportation and intermodal services	$9,800	$2,644	$981
Truck fueling and maintenance	184	227	798
Administrative and customer support services	113	111	63

Total	$10,097	$2,982	$1,842

At December 31, 2013 and 2012, amounts due from affiliates were $2.3 million and $3.6 million, respectively.

On October 1, 2012, we completed the acquisition of LINC. Our principal shareholders beneficially owned, in the aggregate, 100% of the common stock of LINC. See Note 2 “Business Combinations—Acquisition Accounted for Between Entities Under Common Control”.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(9)	Income Taxes

A summary of income related to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Operations
U.S. Domestic	$74,697	$63,427	$63,462
Foreign	6,219	4,525	2,191

Total pre-tax income	$80,916	$67,952	$65,653

The provision for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2013	2012	2011
Current:
U.S. Federal	$22,797	$12,554	$3,454
State	3,609	1,740	5,412
Foreign	1,442	1,586	1,041

	27,848	15,880	9,907
Deferred:
U.S. Federal	1,922	4,155	5,263
State	524	354	(889)
Foreign	50	(125)	(74)

	2,496	4,384	4,300

Total	$30,344	$20,264	$14,207

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(9)	Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2013		2012
	Current	Long-term	Current	Long-term
Domestic deferred tax assets:
Allowance for doubtful accounts	$578	$—	$812	$—
Other assets	—	1,018	—	3,128
Accrued expenses	5,826	—	6,618	—

Total domestic deferred tax assets	6,404	1,018	7,430	3,128

Domestic deferred tax liabilities:
Prepaid expenses	(1,528)	—	(1,650)	—
Marketable securities	—	(1,480)	(902)	—
Intangible assets	—	(21,248)	—	—
Property and equipment	—	(22,261)	—	(19,000)

Total domestic deferred tax liabilities	(1,528)	(44,989)	(2,552)	(19,000)

Foreign deferred tax asset
Other assets	—	624	—	667
Valuation allowance—foreign	—	(401)	—	(394)

Total foreign deferred tax asset	—	223	—	273

Net deferred tax asset (liability)	$4,876	$(43,748)	$4,878	$(15,599)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the domestic and foreign deferred tax assets will not be realized. The deferred tax assets and liabilities were reviewed separately by jurisdictions when measuring the need for valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the domestic deferred tax assets are expected to reverse, and our ability to generate future capital gains, management believes it is more likely than not that we will realize the benefits of these deductible differences. Thus, no valuation allowance has been established for the domestic deferred tax assets. Based on the anticipated earnings projections of the foreign subsidiaries, management has recorded a full valuation allowance for the deferred tax assets associated with the German subsidiary.

The company has not provided for U.S. income taxes on foreign subsidiaries undistributed earnings since they are expected to be reinvested indefinitely outside the U.S. It is not possible to predict the amount of U.S. income taxes that might be payable if these earnings were eventually repatriated. As of December 31, 2013, the undistributed earnings of foreign subsidiaries was approximately $8.1 million.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(9)	Income Taxes—continued

The amount of the domestic and foreign deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or capital gains contemplated under tax planning strategies are not realized.

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2013	2012	2011
Federal statutory rate	35%	35%	35%
S-Corp earnings taxed at shareholder level	0%	-14%	-20%
Non-deductible (benefit) expense	-1%	3%	0%
LINC tax status change	0%	4%	0%
State, net of federal benefit	3%	2%	6%
Foreign	0%	0%	1%

Effective tax rate	37%	30%	22%

Prior to LINC’s acquisition by Universal on October 1, 2012, LINC was an S Corporation for U.S. federal income tax purposes. As a result, LINC had no U.S. federal income tax liability, but had state and local liabilities in certain jurisdictions attributable to earnings as an S Corporation. See Note 1(w) “Unaudited Pro Forma Earnings Per Share”. The merger transaction resulted in a termination of the S election for LINC, and LINC is now treated as a C corporation subject to federal income taxes. The tax rate adjustment accounts for the periods before the change in LINC’s federal tax status. Additionally, in connection with the acquisition by a C Corporation, we recorded the federal component of the deferred tax accounts resulting in the recognition of additional income tax expense of $2.5 million.

As of December 31, 2013, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.7 million. These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. At December 31, 2013, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months. As of December 31, 2013, the amount of accrued interest and penalties was $0.2 million and $0.1 million, respectively.

The changes in our gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2013	2012	2011
Unrecognized tax benefit—beginning of year	$741	$687	$632
Increases related to prior year tax positions	137	12	120
Increases related to current year tax positions	15	42	55
Decreases related to prior year tax positions	(241)	—	(120)
Settlements with taxing authorities	—	—	—
Lapse of statutes of limitations	—	—	—

Unrecognized tax benefit—end of year	$652	$741	$687

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(10)	Leases

We lease office space, warehouses, freight distribution centers, terminal yards and equipment under non-cancelable capital and operating lease arrangements. Except where we deliver services within facilities provided by our customers, we lease all warehouse and freight distribution centers used in our logistics operations, often in connection with a specific customer program. Where facilities are substantially dedicated to a single customer and our lease is with an independent property owner, we attempt to align lease terms with the expected duration of the underlying customer program. Except as described in Note 8, “Transactions with Affiliates”, facilities rented from affiliates are generally occupied pursuant to month-to-month lease agreements.

In most cases, we expect our facility leases will be renewed or replaced by other leases in the ordinary course of business. Where possible, we contractually secure the recovery of certain occupancy costs, including rent, during the term of a customer program. Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2013 are as follows (in thousands):

		Operating Leases
Years Ending December 31	Capital Leases	With Affiliates	With Third Parties	Total
2014	$1,818	$4,754	$9,806	$16,378
2015	1,245	1,783	8,271	11,299
2016	989	1,021	4,074	6,084
2017	731	800	3,049	4,580
2018	313	810	714	1,837
Thereafter	—	338	—	338

Total required payments	5,096	$9,506	$25,914	$40,516

Less amounts representing interest (1.7% to 9.1%)	453

Present value of minimum lease payments	4,643
Less current maturities	1,592

	$3,051

At December 31, 2013, assets under capital leases, consisting primarily of machinery and equipment, had a cost of approximately $6.9 million and accumulated amortization of $0.1 million. There were no assets under capital lease at December 31, 2012. Included in depreciation and amortization expense in the accompanying Consolidated Statements of Income for the year ended December 31, 2013 is amortization expense of $0.1 million.

Rental expense for facilities, vehicles and other equipment leased from third parties under operating leases approximated $14.4 million, $10.7 million and $9.5 million for the years ended December 31, 2013, 2012 and 2011.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(11)	Comprehensive Income

Comprehensive income includes the following for the years ended December 31 (in thousands):

	2013	2012	2011
Unrealized holding gains on available-for-sale investments arising during the period:
Gross amount	$2,160	$1,383	$33
Income tax (expense) benefit	(614)	(817)	20

Net of tax amount	$1,546	$566	$53

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$(107)	$(2,189)	$(1,136)
Income tax expense	39	1,013	450

Net of tax amount	$(68)	$(1,176)	$(686)

Foreign currency translation adjustments	$(227)	$312	$(274)

The unrealized holding gains and losses on available-for-sale investments represent mark-to-market adjustments net of related income taxes.

(12)	Retirement Plans

We offer 401(k) defined contribution plans to our employees. The plans are administered by a company controlled by our principal shareholders and include different matching provisions depending on which subsidiary or affiliate is involved. In the plans available to certain employees not subject to collective bargaining agreements, we matched contributions up to $600 annually for each employee who is not considered highly compensated through December 31, 2008, after which some matching contributions were suspended as a response to market conditions at certain subsidiaries. Three other 401(k) plans are provided to employees of specific operations and offer matching contributions that range from zero to $2,080 per participant annually. The total expense for contributions for 401(k) plans, including plans related to collective bargaining agreements, was $0.4 million for the each of the years ended December 31, 2013, 2012 and 2011.

Great American Lines, Inc., a wholly-owned subsidiary of the Company, maintained a Simplified Employee Pension Plan, which is a defined contribution plan and covers all full-time employees. Eligibility requirements include completion of one year of service and attaining the age of 21. Contributions to the plan are at management’s discretion. No contributions were made under this plan for the years ended December 31, 2013, 2012 or 2011.

In connection with a collective bargaining agreement that covered 9 Canadian employees at December 31, 2013, we are required to make defined contributions into the Canada Wide Industrial Pension Plan. At December 31, 2013 and 2012, the required contributions totaled approximately $38 thousand and $28 thousand, respectively.

(13)	Stock Based Compensation

In December 2004, Universal’s Board of Directors adopted the 2004 Stock Incentive Plan, or the Plan, which became effective upon completion of the Company’s initial public offering. The Plan allows for

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(13)	Stock Based Compensation—continued

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

A summary of the status of our non-vested shares as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	142,511	$16.42
Granted	—	$—
Vested	(35,626)	$16.42
Forfeited	—	$—

Balance at December 31, 2013	106,885	$16.42

As of December 31, 2013, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3 years. The total fair value of shares vested during the year ended December 31, 2013 was $0.6 million.

(14)	Commitments and Contingencies

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

At December 31, 2013, approximately 40.9% of our employees in the United States, Mexico and Canada are subject to collective bargaining agreements that are renegotiated periodically, none of which are subject to contracts that expire in 2014.

(15)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the years ended December 31, 2013 and 2012, there were 95,656 and 4,597 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(15)	Earnings Per Share—continued

For the year ended December 31, 2011, 187,500 expired options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

(16)	Quarterly Financial Data (unaudited)

	2013
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$248,109	$264,172	$261,663	$259,548
Operating income	19,251	23,629	22,480	19,133
Income before income taxes	18,283	22,828	21,491	18,314
Provision for income taxes	6,909	8,674	7,749	7,012

Net income	$11,374	$14,154	$13,742	$11,302

Earnings per common share:
Basic	$0.38	$0.47	$0.46	$0.38
Diluted	$0.38	$0.47	$0.46	$0.38
Weighted average number of common shares outstanding:
Basic	30,054	30,054	30,065	30,083
Diluted	30,196	30,196	30,118	30,127

	2012
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$255,992	$264,968	$256,898	$259,148
Operating income	17,395	19,248	18,893	13,621
Income before income taxes	17,103	19,123	19,359	12,367
Provision for income taxes	2,664	3,378	4,307	9,915

Net income	$14,439	$15,745	$15,052	$2,452

Earnings per common share:
Basic	$0.48	$0.52	$0.50	$0.08
Diluted	$0.48	$0.52	$0.50	$0.08
Weighted average number of common shares outstanding:
Basic	30,065	30,022	30,018	30,023
Diluted	30,065	30,022	30,018	30,041

(17)	Segment Reporting

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(17)	Segment Reporting—continued

Operations aggregated in our transportation segment are associated with individual freight shipments coordinated by our agents, company-managed terminals and specialized services operations. In contrast, operations aggregated in our logistics segment deliver value-added services, machining or transportation services to specific customers on a dedicated basis, generally pursuant to contract terms of one year or longer. Other non-reportable operating segments are comprised of the Company’s subsidiaries that provide support services to other subsidiaries and to owner-operators, including shop maintenance and equipment leasing.

The following tables summarize information about our reportable segments as of and for the fiscal years ended December 31, 2013, 2012 and 2011 (in thousands):

2013	Transportation	Logistics	Other	Total
Operating revenues	$705,557	$327,498	$437	$1,033,492
Eliminated inter-segment revenues	679	179	—	858
Depreciation and amortization	11,557	7,861	268	19,686
Income from operations	28,537	58,724	(2,768)	84,493
Capital expenditures	9,084	6,426	1,525	17,035
Total assets	221,428	229,947	38,761	490,136

2012	Transportation	Logistics	Other	Total
Operating revenues	$747,313	$289,268	$425	$1,037,006
Eliminated inter-segment revenues	514	83	—	597
Depreciation and amortization	12,066	5,957	214	18,237
Income from operations	30,623	49,497	(10,963)	69,157
Capital expenditures	15,463	12,927	1,176	29,566
Total assets	226,896	77,563	22,910	327,369

2011	Transportation	Logistics	Other	Total
Operating revenues	$722,936	$267,345	$391	$990,672
Eliminated inter-segment revenues	596	37	—	633
Depreciation and amortization	11,614	5,959	158	17,731
Income from operations	27,587	40,351	(1,870)	66,068
Capital expenditures	20,084	8,252	1,267	29,603
Total assets	217,461	67,195	31,191	315,847

We provide a portfolio of transportation and logistics services to a wide range of customers throughout the United States, Mexico, Canada, and to a lesser extent, Europe and other countries around the world. Revenues for selected services as provided to the chief operating decision maker are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Transportation services	$706,998	$741,650	$740,089
Value-added services	195,086	174,975	147,814
Intermodal services	131,408	120,381	102,769

Total	$1,033,492	$1,037,006	$990,672

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013, 2012 and 2011

(17)	Segment Reporting—continued

Revenues are attributed to geographic areas based upon completion of the underlying service at the point of delivery. In some instances, we are paid one rate for “round-trip” services that originate and terminate in Canada, but have destinations in the United States. In those instances we allocate half of the total revenue to Canada and half to the United States (in thousands).

	Year Ended December 31,
	2013	2012	2011
United States	$992,511	$999,668	$955,189
Mexico	23,440	20,266	16,017
Canada	14,029	13,407	14,628
Europe	2,278	2,057	3,040
Other	1,234	1,608	1,798

Total	$1,033,492	$1,037,006	$990,672

Net long-lived property and equipment assets are presented in the table below (in thousands):

	Year Ended December 31,
	2013	2012
United States	$134,951	$117,910
Mexico	7,640	9,791
Canada	65	90

Total	$142,656	$127,791

(18)	Subsequent Events

On February 20, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on March 3, 2014 and was paid on March 13, 2014. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

On January 16, 2014, suit was brought against a Universal subsidiary and two co-defendants in a Michigan Circuit Court by Chrysler Group, LLC seeking to recover damages related to containers allegedly stolen by one of the co-defendants, who provided truckload services that operated through one of our consolidation centers. On February 28, 2014, a cross-claim was filed by one of the co-defendants against the subsidiary and the second co-defendant alleging, among other things, negligence on our part in connection with failure to identify the loss. We intend to answer the cross-claim denying liability. Insurance coverage for this matter has yet to be determined, and a legal analysis remains to be conducted. The claim is in its very early stages and a range of possible outcomes cannot be determined.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 24, 2013, KPMG, our previous independent registered public accounting firm, notified the Company that they would resign upon the completion of their review of the Company’s financial statements as of and for this quarter ended March 30, 2013. On April 26, 2013, the Company’s Audit Committee selected BDO USA, LLP to be our new independent registered public accounting firm for the fiscal year ending December 31, 2013. Information with respect to this matter is included in the Company’s current report on Form 8-K filed April 26, 2013.

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

On November 27, 2013, the Company filed a Form 10-K/A to our previously filed Annual Report on Form 10-K for the year ended December 31, 2012 to amend and restate Item 9A. Controls and Procedures related to the effectiveness of our disclosure controls and procedures and internal controls over financial reporting. In connection with this filing, management concluded that as of December 31, 2012, as it relates to LINC Logistics Company, we did not (1) adequately assign and monitor internal control responsibilities to address segregation of duties and maintain effective internal controls over information technology systems to properly restrict access for information technology and financial management users to their specific responsibilities and to properly review development, change management, and maintenance of system applications; (2) maintain effective internal controls to ensure the completeness, accuracy and validity of manual journal entries. As a result, management concluded that these control deficiencies could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in material weaknesses.

At the time of the filing, management had already remediated our material weakness related to journal entries by requiring a review and approval of all manual journal entries. To remediate the material weakness related to segregation of duties and maintaining effective internal controls over information technology systems, management has implemented a number of measures. Specifically, to properly restrict access management has implemented and completed a periodic review, at least annually, of the active/terminated employee listing of job functions and user access rights. Additionally, to properly review development, change management, and maintenance of system applications, management has implemented a policy requiring appropriate approvals for changes and maintaining a log of changes. As a result of these measures, management has concluded that it has remediated the material weaknesses that existed as of December 31, 2012.

Changes in Internal Controls

Except as otherwise discussed above, there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2013 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (1992) established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

The scope of management’s assessment as of December 31, 2013 did not include an assessment of the internal controls over financial reporting during 2013 for Westport USA Holding, LLC (Westport), which was acquired on December 19, 2013. Management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, Westport’s internal control over financial reporting associated with total assets of $155.3 million, no operating revenues and a net loss of $0.5 million, which are included in the consolidated financial statements Universal Truckload Services, Inc. as of and for the year ended December 31, 2013. For the fiscal year ending December 31, 2014, the scope of management’s assessment on internal control over financial reporting will include Westport’s operations.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

BDO USA LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Such report appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Universal Truckload Services, Inc.

Warren, Michigan

We have audited Universal Truckload Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal Truckload Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Item 9A, Report of Management on Internal Control Over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Westport USA Holding, LLC, which was acquired on December 19, 2013, and which is included in the consolidated balance sheet of Universal Truckload Services, Inc. as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. Westport USA Holding, LLC had $155.3 million of total assets as of December 31, 2013, and $0.0 million and $0.5 million of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Westport USA Holding, LLC because of the timing of the acquisition which was completed on December 19, 2013. Our audit of internal control over financial reporting of Universal Truckload Services, Inc. also did not include an evaluation of the internal control over financial reporting of Westport USA Holding, LLC.

In our opinion, Universal Truckload Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Universal Truckload Services, Inc. as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

March 14, 2014

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item concerning the Directors and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, and is incorporated herein by reference. The information required by this Item concerning Director Independence, the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is set forth under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation and Stock Option Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity and Related Stockholder Matters” in Part II, Item 5 of this report, and is incorporated by reference herein.

The information required by this Item pursuant to Item 403 of Regulation S-K is set forth under the captions “Security Ownership by Management and Others” and “Equity Compensation Plan Information,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Transactions With Management and Others” and “Transactions With Management and Others and Certain Business Relationships” and “Compensation Committee Interlocks and Insider Participation,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2013, and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the captions “Report of the Audit Committee” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2013, and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Page
Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets	58
Consolidated Statements of Income	59
Consolidated Statements of Comprehensive Income	60
Consolidated Statements of Cash Flows	61
Consolidated Statements of Shareholders’ Equity	63
Notes to Consolidated Financial Statements	64

(2) Financial Statement Schedules
Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3) Exhibits

Exhibit No.	Description

2.1^	Unit Purchase Agreement, dated November 27, 2013, among Universal Truckload Services, Inc., Hiberis International Corp., SM International Holdings and SM Brasil Participações, S.A. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2013 (Commission File No. 000-51142))

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report filed on November 1, 2012 (Commission File No. 000-51142))

3.3	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009 (Commission File No. 000-51142))

4.1	Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 ((Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012 (Commission File No. 000-51142))

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 000-51142))

10.1+	Employment agreement, dated December 20, 2012, by and between Universal Truckload Service, Inc. and H.E. “Scott” Wolfe (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2012 (Commission File No. 000-51142))

10.2+	Employment agreement, dated January 16, 2013, by and between Universal Truckload Service, Inc. and Donald B. Cochran (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2013 (Commission File No. 000-51142))

Exhibit No.	Description

10.3+	Universal Truckload Services, Inc. 2013 Short-Term Incentive Plan B (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2013 (Commission File No. 000-51142))

10.4	Consulting Agreement between Universal Truckload Services, Inc. and Manuel J. Moroun, dated April 24, 2013. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2013 (Commission File No. 000-51142))

10.5	Revolving Credit and Term Loan Agreement, dated as of August 28, 2012, among Universal Truckload Services, Inc., the lenders parties thereto and Comerica Bank, as administrative agent, arranger and documentation agent ((Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 31, 2012 (Commission File No. 000-51142))

10.6	First Amendment to Revolving Credit and Term Loan Agreement, date June 3, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2013 (Commission File No. 000-51142))

10.7	Second Amendment to Revolving Credit and Term Loan Agreement, dated December 19, 2013 Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2013 (Commission File No. 000-51142))

21.1*	Subsidiaries of Universal Truckload Services, Inc.

23.1*	Consent of BDO USA LLP, independent registered public accounting firm

23.2*	Consent of KPMG LLP, independent registered public accounting firm

23.3*	Consent of Grant Thornton, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

^	Schedules and exhibits to the Agreement have been omitted pursuant to Section 601(b)(2) of Regulation S-K. Universal Truckload Services, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit upon the request of the SEC.
+	Indicates a management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

By:	/s/ DAVID A. CRITTENDEN
David A. Crittenden, Chief Financial Officer

Date: March 14, 2014

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

Signatures	Title	Date

/s/ H. E. “SCOTT” WOLFE H.E. “Scott” Wolfe	Chief Executive Officer (Principal Executive Officer)	March 14, 2014

/s/ DAVID A. CRITTENDEN David A. Crittenden	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2014

/s/ DONALD B. COCHRAN Donald B. Cochran	President and Vice-chairman of the Board	March 14, 2014

/s/ MATTHEW T. MOROUN Matthew T. Moroun	Chairman of the Board	March 14, 2014

/s/ MANUEL J. MOROUN Manuel J. Moroun	Director	March 14, 2014

/s/ FREDERICK P. CALDERONE Frederick P. Calderone	Director	March 14, 2014

/s/ JOSEPH J. CASAROLL Joseph J. Casaroll	Director	March 14, 2014

/s/ DANIEL J. DEANE Daniel J. Deane	Director	March 14, 2014

Signatures	Title	Date

/s/ MICHAEL A. REGAN Michael A. Regan	Director	March 14, 2014

/s/ DANIEL C. SULLIVAN Daniel C. Sullivan	Director	March 14, 2014

/s/ RICHARD P. URBAN Richard P. Urban	Director	March 14, 2014

/s/ TED B. WAHBY Ted B. Wahby	Director	March 14, 2014