Form 10-Q
period 2014-03-29
Universal Truckload Services, Inc.
filed 2014-05-08
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of April 28, 2014, was 30,103,190.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	March 29,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$7,333	$10,223
Marketable securities	11,828	11,626
Accounts receivable – net of allowance for doubtful accounts of $2,826 and $2,688, respectively	154,133	132,001
Other receivables	18,042	17,966
Due from affiliates	2,351	2,283
Prepaid income taxes	4,912	7,988
Prepaid expenses and other	19,210	16,426
Deferred income taxes	3,580	4,876

Total current assets	221,389	203,389
Property and equipment – net of accumulated depreciation of $140,932 and $137,606, respectively	147,990	142,656
Goodwill	74,589	74,589
Intangible assets – net of accumulated amortization of $26,872 and $24,345, respectively	60,280	62,807
Other assets	7,096	6,695

Total assets	$511,344	$490,136

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$60,917	$46,487
Due to affiliates	5,553	3,618
Accrued expenses and other current liabilities	24,567	21,072
Insurance and claims	23,383	22,719
Current maturities of capital lease obligations	1,540	1,592
Current portion of long-term debt	6,393	5,482

Total current liabilities	122,353	100,970
Long-term liabilities:
Long-term debt	228,964	232,018
Capital lease obligations, net of current maturities	2,755	3,051
Deferred income taxes	40,736	43,748
Other long-term liabilities	5,273	4,784

Total long-term liabilities	277,728	283,601
Shareholders’ equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,746,067 shares issued; 30,103,190 and 30,114,324 shares outstanding, respectively	30,746	30,746
Paid-in capital	1,074	1,074
Treasury stock, at cost; 642,877 and 631,743 shares, respectively	(9,640)	(9,322)
Retained earnings	86,968	80,952
Accumulated other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,504 and $1,433, respectively	2,603	2,476
Foreign currency translation adjustments	(488)	(361)

Total shareholders’ equity	111,263	105,565

Total liabilities and shareholders’ equity	$511,344	$490,136

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended
	March 29,	March 30,
	2014	2013
Operating revenues:
Transportation services	$179,816	$166,927
Value-added services	69,480	47,770
Intermodal services	30,068	33,412

Total operating revenues	279,364	248,109
Operating expenses:
Purchased transportation and equipment rent	140,425	134,514
Direct personnel and related benefits	52,901	43,347
Commission expense	9,731	9,335
Operating expenses (exclusive of items shown separately)	30,490	19,160
Occupancy expense	6,835	4,962
Selling, general, and administrative	10,091	7,802
Insurance and claims	6,621	4,678
Depreciation and amortization	7,641	5,060

Total operating expenses	264,735	228,858

Income from operations	14,629	19,251
Interest income	15	24
Interest expense	(1,590)	(1,126)
Other non-operating income	89	134

Income before provision for income taxes	13,143	18,283
Provision for income taxes	5,019	6,909

Net income	$8,124	$11,374

Earnings per common share:
Basic	$0.27	$0.38
Diluted	$0.27	$0.38
Weighted average number of common shares outstanding:
Basic	30,112	30,054
Diluted	30,158	30,196
Dividends paid per common share	$0.07	$—

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended
	March 29,	March 30,
	2014	2013
Net Income	$8,124	$11,374
Other comprehensive income:
Unrealized holding gains on available-for-sale investments arising during the period, net of income taxes	127	643
Realized gains on available-for-sale investments reclassified into income, net of income taxes	—	(32)
Foreign currency translation adjustments	(127)	288

Total other comprehensive income	—	899

Total comprehensive income	$8,124	$12,273

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	March 29,	March 30,
	2014	2013
Cash flows from operating activities:
Net income	$8,124	$11,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,641	5,060
Gain on sale of marketable equity securities	—	(52)
Gain on disposal of property and equipment	(56)	(74)
Provision for doubtful accounts	302	380
Amortization of debt issuance costs	173	—
Deferred income taxes	(1,788)	806
Change in assets and liabilities:
Trade and other accounts receivable	(22,663)	(3,499)
Prepaid income taxes, prepaid expenses and other assets	(301)	(1,207)
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	18,623	(1,044)
Due to/from affiliates, net	1,870	2,573
Other long-term liabilities	489	(144)

Net cash provided by operating activities	12,414	14,173
Cash flows from investing activities:
Capital expenditures	(10,788)	(2,710)
Proceeds from the sale of property and equipment	385	311
Purchases of marketable securities	(4)	(4)
Proceeds from sale of marketable securities	—	353

Net cash used in investing activities	(10,407)	(2,050)
Cash flows from financing activities:
Proceeds from borrowing	21,906	8,113
Repayments of debt	(24,049)	(18,113)
Payment of capital lease obligations	(348)	—
Dividends paid	(2,108)	—
Purchases of treasury stock	(318)	—
Payment of earnout obligations related to acquisitions	—	(23)

Net cash used in financing activities	(4,917)	(10,023)
Effect of exchange rate changes on cash and cash equivalents	20	164

Net (decrease) increase in cash	(2,890)	2,264
Cash and cash equivalents – beginning of period	10,223	2,554

Cash and cash equivalents – end of period	$7,333	$4,818

Supplemental cash flow information:
Cash paid for interest	$1,474	$944

Cash paid for income taxes	$3,732	$5,328

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Truckload Services, Inc. and its wholly-owned subsidiaries (“we”, “us”, “our”, “Universal”, or “the Company”), have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

(2)	Marketable Securities

At March 29, 2014 and December 31, 2013, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At March 29, 2014
Equity Securities	$7,721	$4,179	$(72)	$11,828

At December 31, 2013
Equity Securities	$7,717	$3,974	$(65)	$11,626

Included in equity securities at March 29, 2014 are securities with a fair value of $0.6 million with a cumulative loss position of $0.1 million, the impairment of which we consider to be temporary. We consider several factors in our determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities. We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Marketable Securities - continued

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 29, 2014
Equity securities	$414	$11	$183	$61	$597	$72

At December 31, 2013
Equity securities	$167	$3	$289	$62	$456	$65

Our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the banking, steel, and transportation industries. The fair value and unrealized losses are distributed in 5 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, as well as our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at March 29, 2014.

We may, from time to time, invest cash in excess of our current needs in marketable securities, much of which is held in equity securities, which are actively traded on public exchanges. It is our philosophy to minimize the risk of capital loss without foregoing the potential for capital appreciation through investing in value-and-income oriented investments. However, holding equity securities subjects us to fluctuations in the market value of our investment portfolio based on current market prices, and a decline in market prices or other unstable market conditions could cause a loss in the value of our marketable securities classified as available-for-sale.

(3)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	March 29,	December 31,
	2014	2013

Payroll related items	$10,515	$8,080
Driver escrow liabilities	6,007	6,099
Commissions, taxes and other	8,045	6,893

Total	$24,567	$21,072

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates
	at March 29,	March 29,	December 31,
	2014	2014	2013
Outstanding Debt:
Syndicated credit facility
$120 million revolving credit facility	LIBOR +1.35%	$59,000	$60,000
$60 million equipment financing facility	LIBOR +1.60%	56,357	57,500
$50 million term loan	LIBOR +2.50%	50,000	50,000
$70 million term loan B	LIBOR +2.50%	70,000	70,000
UBS secured borrowing facility	LIBOR +1.10%	—	—

		235,357	237,500
Less current portion		6,393	5,482

Total long-term debt		$228,964	$232,018

Syndicated credit facility

On December 19, 2013, we entered into a Second Amendment (the “Amendment”) to our Revolving Credit and Term Loan Agreement dated August 28, 2012, (the “Credit Agreement”) with and among the lenders parties thereto and Comerica Bank, as administrative agent, to provide for aggregate borrowing facilities of up to $300 million. The Amendment modifies the Credit Agreement to allow for additional borrowings of $70 million under a new term loan and a $10 million increase in the revolving credit facility. The Credit Agreement, as amended, consists of a $120 million revolving credit facility (which amount may be increased by up to $20 million upon our request and approval of the lenders), a $60 million equipment credit facility, a $50 million term loan, and a $70 million term loan B. Additionally, the Credit Agreement provides for up to $5 million in letters of credit, which letters of credit reduce availability under the revolving credit facility.

$120 million Revolving Credit Facility

The revolving credit facility is available to refinance existing indebtedness and to finance working capital through, and mature on, August 28, 2017. Two interest rate options are applicable to advances borrowed pursuant to the facility: Eurodollar-based advances and base rate advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.35% to 2.10% based on our ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. As an alternative, base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.35% to 1.10%. The base rate is the greater of the prime rate announced by Comerica Bank, the federal funds effective rate plus 1.0%, or the daily adjusting LIBOR rate plus 1.0%. At March 29, 2014, interest accrued at 1.50% based on 30-day LIBOR.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.0 million Swing Line sub-facility and a $5.0 million letter of credit sub-facility. On June 3, 2013, we executed an amendment to our Revolving Credit and Term Loan Agreement (the “First Amendment”) which split the availability on the Swing Line between two existing lenders, Comerica Bank and KeyBank. The SwingLine was split to provide for borrowings of up to $7.0 million from Comerica Bank and $3.0 million from KeyBank, so long as the Comerica Bank and KeyBank advances do not exceed $10.0 million in the aggregate. Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by the applicable Swing Line lender in its sole discretion. At March 29, 2014, we did not have any amounts outstanding under the Swing Line, and there were no letters of credit issued against the lines.

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

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.50%, depending on our ratio of total debt to EBITDA. Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment. Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable of our principal operating subsidiaries, pursuant to a monthly borrowing base certificate. At March 29, 2014, our $59.0 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $129.4 million, of which, $99.8 million were available for borrowing against pursuant to the agreement.

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

The two interest rate options that apply to revolving credit facility advances also apply to equipment credit facility advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.60% to 2.60% based on our ratio of total debt to EBITDA. Base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.60% to 1.60%. The equipment credit facility is subject to an unused fee, which is payable quarterly in arrears, of 0.50%. At March 29, 2014, interest accrued at 1.75% based on 30-day LIBOR.

Interest on the unpaid balance of all equipment credit facility base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid balance of each Eurodollar-based advance of the equipment credit facility is payable on the last day of the applicable Eurodollar interest period.

$50 million Term Loan

Proceeds of the term loan were advanced on October 1, 2012 and used to refinance existing indebtedness of LINC. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At March 29, 2014, interest accrued at 2.65% based on 30-day LIBOR.

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

$70 million Term Loan B

Proceeds of the term loan were advanced on December 19, 2013 and used to finance the acquisition of Westport. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At March 29, 2014, interest accrued at 2.65% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on January 1, 2014, and on the first day of each January, April, July and October thereafter. Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

The Credit Agreement requires us to repay the borrowings made under the term loan facilities and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of our annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. There were no mandatory prepayments of the term loans due as of March 29, 2014. We may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, we may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company’s material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes annual, quarterly and ad hoc financial reporting requirements and financial covenants requiring the Company to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. Specifically, we may not exceed a maximum senior debt to EBITDA ratio, as defined, of 2.5:1 and a maximum total debt to EBITDA ratio, as defined, of 3.0:1. We must also maintain a fixed charge coverage ratio, as defined, of not less than 1.25:1. As of March 29, 2014, the Company was in compliance with its debt covenants.

UBS Secured Borrowing Facility

The Company also maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 1.10% (effective rate of 1.13% at March 29, 2014), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit. As of March 29, 2014 and December 31, 2013, there were no amounts outstanding under the line of credit, and the maximum available borrowings were $5.5 million and $5.4 million, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Fair Value Measurements and Disclosures

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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 29, 2014
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$202	$—	$—	$202
Marketable securities	11,828	—	—	11,828

Total Assets	$12,030	$—	$—	$12,030

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$117	$—	$—	$117
Marketable securities	11,626	—	—	11,626

Total Assets	$11,743	$—	$—	$11,743

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Fair Value Measurements and Disclosures – continued

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

(6)	Transactions with Affiliates

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

In addition to the administrative support services described above, we purchase other services from affiliates. Following is a schedule of cost incurred for services provided by affiliates for the thirteen weeks ended March 29, 2014 and March 30, 2013 (in thousands):

	Thirteen weeks ended
	March 29, 2014	March 30, 2013

Administrative support services	$524	$534
Truck fueling and maintenance	202	439
Real estate rent and related costs	2,964	2,602
Insurance and employee benefit plans	10,328	9,902
Contracted transportation services	89	66

Total	$14,107	$13,543

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates - continued

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders. Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At March 29, 2014 and December 31, 2013, amounts due to affiliates were $5.6 million and $3.6 million, respectively. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At March 29, 2014 and December 31, 2013, there were $15.6 million and $15.8 million, respectively, included in each of these accounts for insured claims.

During the thirteen weeks ended March 29, 2014, we purchased 10 used tractors from an affiliate for approximately $0.8 million.

We have retained the law firm of Sullivan Hincks & Conway to provide us legal services. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Not included in the table above are amounts paid for legal services during the thirteen weeks ended March 29, 2014 and March 30, 2013 of $13 thousand and $0.1 million, respectively.

Services provided to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Following is a schedule of services provided to affiliates for the thirteen weeks ended March 29, 2014 and March 30, 2013 (in thousands):

	Thirteen weeks ended
	March 29, 2014	March 30, 2013

Transportation and intermodal services	$258	$5,211
Truck fueling and maintenance	44	35
Administrative and customer support services	5	28

Total	$307	$5,274

During the thirteen weeks ended March 29, 2014, we sold 23 used trailers to an affiliate for approximately $46 thousand. The trailers were fully depreciated, the sale of which resulted in a gain of approximately $46 thousand.

At March 29, 2014 and December 31, 2013, amounts due from Affiliates were $2.4 million and $2.3 million, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended
	March 29, 2014	March 30, 2013
Unrealized holding gains on available-for-sale investments arising during the period:
Gross amount	$198	$782
Income tax (expense) benefit	(71)	(139)

Net of tax amount	$127	$643

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$—	$(52)
Income tax expense	—	20

Net of tax amount	$—	$(32)

Foreign currency translation adjustments	$(127)	$288

(8)	Stock Based Compensation

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

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	106,885	$16.42
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Balance at March 29, 2014	106,885	$16.42

As of March 29, 2014, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3 years.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks ended March 29, 2014 and March 30, 2013 there were 45,584 and 142,511 weighted average non-vested shares of restricted shares included in the denominator for the calculation of diluted earnings per share, respectively.

(10)	Dividends

On February 20, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which was payable to shareholders of record at the close of business on March 3, 2014, and was paid on March 13, 2014. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

(11)	Segment Reporting

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

The following tables summarize information about the Company’s reportable segments as of and for the thirteen weeks ended March 29, 2014 and March 30, 2013 (in thousands):

	Thirteen weeks ended March 29, 2014
	Transportation	Logistics	Other	Total
Operating revenues	$175,349	$103,906	$109	$279,364
Eliminated inter-segment revenues	1,562	1,736	—	3,298
Income from operations	5,310	9,681	(362)	14,629
Total assets	235,458	243,475	32,411	511,344

	Thirteen weeks ended March 30, 2013
	Transportation	Logistics	Other	Total
Operating revenues	$169,542	$78,462	$105	$248,109
Eliminated inter-segment revenues	151	26	—	177
Income from operations	5,716	13,754	(219)	19,251
Total assets	224,470	86,861	19,786	331,117

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(12)	Commitments and Contingencies

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

At March 29, 2014, approximately 40.0% of our employees in the United States, Mexico and Canada are subject to collective bargaining agreements that are renegotiated periodically, none of which are subject to contracts that expire in 2014.

(13)	Subsequent Events

On April 24, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on May 5, 2014 and is expected to be paid on May 15, 2014. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

On May 2, 2014, we completed an underwritten public offering of our common stock. Under the Amended and Restated Registration Rights Agreement, dated as of July 25, 2012 with our majority shareholders, we are responsible to pay for the cost of the offering. The cost of the offering is expected to be approximately $0.5 million. After deducting the underwriting discount and offering expenses, we do not expect to have any remaining proceeds from the sale of our common stock.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2013, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 and the unaudited Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services. Our intermodal services and transportation services associated with individual freight shipments coordinated by our agents and company-managed terminals are aggregated into our reportable transportation segment, while our value-added services and transportation services to specific customers on a dedicated basis make up our logistics segment. The following table sets forth each of these service categories for the thirteen weeks ended March 29, 2014 and March 30, 2013, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013

Operating revenues:
Transportation services	64.4%	67.3%
Value-added services	24.9	19.3
Intermodal services	10.8	13.5

Total operating revenues	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended March 29, 2014 and March 30, 2013, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013

Operating revenues:	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	50.3	54.2
Direct personnel and related benefits	18.9	17.5
Commission expense	3.5	3.8
Operating expenses (exclusive of items shown separately)	10.9	7.7
Occupancy expense	2.4	2.0
Selling, general, and administrative	3.6	3.1
Insurance and claims	2.4	1.9
Depreciation and amortization	2.7	2.0

Total operating expenses	94.8	92.2

Income from operations	5.2	7.8
Interest and other non-operating income (expense), net	(0.5)	(0.4)

Income before provision for income taxes	4.7	7.4
Provision for income taxes	1.8	2.8

Net income	2.9%	4.6%

Thirteen Weeks Ended March 29, 2014 Compared to Thirteen Weeks ended March 30, 2013

Operating revenues. Operating revenues for the thirteen weeks ended March 29, 2014 increased $31.3 million, or 12.6%, to $279.4 million from $248.1 million for the thirteen weeks ended March 30, 2013. Included in operating revenues are fuel surcharges, where separately identifiable, of $29.0 million for both the thirteen weeks ended March 29, 2014 and March 30, 2013. Revenues from our transportation segment increased $5.8 million, or 3.4%, while income from operations decreased $0.4 million, or 7.1% compared to the same period last year. In our logistics segment, revenues increased $25.4 million, or 32.4%, over the same period last year, and included $25.3 million of revenues from our acquisition of Westport, which we acquired in December 2013. Income from operations in our logistics segment decreased $4.1 million, or 29.6%, to $9.7 million compared to the same period last year, and also included the results of Westport, which contributed approximately $3.0 million to income from operations. Overall, the performance of Westport was as expected, however margins in the transportation and logistics segments were both negatively impacted by the harsh weather conditions during January and February 2014. Our logistics segment was impacted particularly hard during this time as we experienced a significant loss of productivity, increased operating costs, and additional labor and overtime costs. Excluding the results of Westport in the first quarter of 2014, operating margins in our logistics segment decreased from 17.5% for the thirteen weeks ended March 30, 2013 to 8.5% for the thirteen weeks ended March 29, 2014.

The increase in our total operating revenues was primarily the result of a $12.9 million increase in our transportation services revenue and $25.3 million of acquisition revenue from Westport in our value-added service operations. These increases were partially offset by decreases in our intermodal business of $3.3 million and $3.5 million in our existing value-added service business, after excluding Westport’s revenues. The increase in transportation services revenues was primarily the result of increased pricing due to tightening capacity and an increased mix of business in our energy sectors, which typically pay higher rates per mile. For the thirteen weeks ended March 29, 2014, our operating revenue per loaded mile, excluding fuel surcharges increased to $2.56 from $2.31 for thirteen weeks ended March 30, 2013. This increase was partially offset by a decrease in the number of loads from our transportation operations which were approximately 150,000 for the thirteen weeks ended March 29, 2014 compared to approximately 151,000 for thirteen weeks ended March 30, 2013.

The decreased demand in our existing value-added services was primarily due to the continued phase out of an aerospace operation due to reductions in military spending and in-sourcing at an industrial customer’s value-added service operations. At March 29, 2014 we provided value-added services at 46 locations, including 4 Westport locations, compared to 44 at March 30, 2013.

Our intermodal operations also experienced an increased in operating revenues per loaded mile, however this increase was entirely offset by a decrease in the number of loads hauled and a $5.1 million reduction in our domestic container-related operations with an affiliate. The number of loads from our intermodal operations decreased to approximately 68,000 for the thirteen weeks ended March 29, 2014 compared to approximately 78,000 for thirteen weeks ended March 30, 2013. Our operating revenue per loaded mile, excluding fuel surcharges for the thirteen weeks ended March 29, 2014 increased to $4.12 from $3.55 for thirteen weeks ended March 30, 2013.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended March 29, 2014 increased by $5.9 million, or 4.4%, to $140.4 million from $134.5 million for the thirteen weeks ended March 30, 2013. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues increased 4.8% to $209.9 million for the thirteen weeks ended March 29, 2014 compared to $200.3 million for the thirteen weeks ended March 30, 2013. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 50.3% for the thirteen weeks ended March 29, 2014 from 54.2% for the thirteen weeks ended March 30, 2013. The decrease is primarily due to an increase in value-added services as a percentage of total revenues, which operate with lower purchased transportation and equipment rental costs expressed as a percentage of revenues.

Direct Personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended March 29, 2014 increased to $52.9 million compared to $43.3 million for the thirteen weeks ended March 30, 2013. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase with the level of demand for our value-added services and staffing needs of our operations. The increase in direct personnel and related benefits expense was primarily due to the acquisition of Westport, which accounted for $7.6 million of the increase. Additionally, the harsh weather conditions in January and February 2014 contributed to increased direct personnel and related benefits costs due to loss of productivity and additional labor and over time needs to meet our customer service obligations. As a percentage of operating revenues, personnel and related benefits expenses increased to 18.9% for the thirteen weeks ended March 29, 2014, compared to 17.5% for the thirteen weeks ended March 30, 2013. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirteen weeks ended March 29, 2014 increased by $0.4 million, or 4.3%, to $9.7 million from $9.3 million for the thirteen weeks ended March 30, 2013. The absolute increase was primarily due to the increase in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, except in cases where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.5% for the thirteen weeks ended March 29, 2014 compared to 3.8% for the thirteen weeks ended March 30, 2013. As a percentage of operating revenues, the decrease in commission expense is due to an increase in our value-added service operations, including Westport, where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $11.3 million, or 58.9%, to $30.5 million for the thirteen weeks ended March 29, 2014, compared to $19.2 million for the thirteen weeks ended March 30, 2013. As a percentage of operating revenues, other operating expenses (exclusive of items shown separately) increased to 10.9% for the thirteen weeks ended March 29, 2014 from 7.7% for the thirteen weeks ended March 30, 2013. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase was primarily due to the acquisition of Westport, which totaled $8.6 million in operating expenses (exclusive of items shown separately). Additional increases include increased repair and maintenance expense of $1.4 million, fuel expenses on company owned tractors of $0.7 million and other operating expenses of $0.3 million.

Occupancy expense. Occupancy expenses increased by $1.8 million, or 36.0%, to $6.8 million for the thirteen weeks ended March 29, 2014, compared to $5.0 million for the thirteen weeks ended March 30, 2013. The absolute increase in occupancy expense is primarily attributable to the acquisition of Westport, which contributed approximately $1.6 million in additional building rents and related costs during the period.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended March 29, 2014 increased by $2.3 million, or 29.5%, to $10.1 million from $7.8 million for the thirteen weeks ended March 30, 2013. As a percentage of operating revenues, selling, general and administrative expense increased to 3.6% for the thirteen weeks ended March 29, 2014 compared to 3.1% for the thirteen weeks ended March 30, 2013. The largest component of selling, general and administrative expense, salaries and wages, increased $2.0 million, including $0.7 million attributable to Westport. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended March 29, 2014 increased by $1.9 million, or 40.4%, to $6.6 million from $4.7 million for the thirteen weeks ended March 30, 2013. As a percentage of operating revenues, insurance and claims increased to 2.4% for the thirteen weeks ended March 29, 2014 from 1.9% for the thirteen weeks ended March 30, 2013. The absolute increase was primarily the result of a $1.7 million increase in our cargo and service claims expense primarily due to harsh weather conditions through much of the first quarter of 2014. We also incurred an additional $0.2 million increase in auto liability insurance premiums and claims expense.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended March 29, 2014 increased by $2.5 million, or 49.0%, to $7.6 million from $5.1 million for the thirteen weeks ended March 30, 2013. The absolute increase is primarily the result of the acquisition of Westport. Amortization on Westport’s acquired intangible assets was $2.1 million, while depreciation expense on acquired machinery, equipment and leasehold improvement was approximately $0.6 million. These increases were partially offset by decreases in certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $1.6 million for the thirteen weeks ended March 29, 2014 compared to $1.1 million for the thirteen weeks ended March 30, 2013. As of March 29, 2014 we had outstanding borrowings totaling $235.4 million, including $120.5 million advanced on December 19, 2013 in connection with our acquisition of Westport, compared to $136.0 million at March 30, 2013.

Other non-operating income. Other non-operating income was $0.1 million for both the thirteen weeks ended March 29, 2014 and March 30, 2013. There were no significant or unusual items impacting other non-operating income.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended March 29, 2014 was $5.0 million compared to $6.9 million for the thirteen weeks ended March 30, 2013, based on an effective tax rate of 38.2% and 37.8%, respectively.

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

During the thirteen weeks ended March 29, 2014, our capital expenditures totaled $10.8 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the end of 2014, exclusive of acquisitions of businesses, we expect to incur capital expenditures in the range of 3% to 4% of operating revenues for the acquisition of transportation equipment, to support our value-added service operations and for the acquisition of real property acquisitions and improvements to our existing terminal yard and container facilities. We expect our capital expenditures as a percentage of revenue to be somewhat higher in 2014 than historical levels to support a recent logistics award and a value-added opportunity we are currently pursuing.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock. We paid $0.07 per common share, or $2.1 million, during the thirteen week period ended March 29, 2014. On April 24, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on May 5, 2014 and is expected to be paid on May 15, 2014. Declaration of future cash dividends are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Revolving Credit and Term Loan Agreement

On December 19, 2013, the Company entered into a Second Amendment, (the “Amendment”), to its Revolving Credit and Term Loan Agreement dated August 28, 2012, (the “Credit Agreement”), with and among the lenders parties thereto and Comerica Bank, as administrative agent, to provide for aggregate borrowing facilities of up to $300 million. The Amendment modifies the Credit Agreement to allow for additional borrowings of $70 million under a new term loan and a $10 million increase in the revolving credit facility. The Credit Agreement, as amended, consists of a $120 million revolving credit facility (which amount may be increased by up to $20 million upon request of the Company and approval of the lenders), a $60 million equipment credit facility, a $50 million term loan, and a $70 million term loan B. Additionally, the Credit Agreement provides for up to $5 million in letters of credit, which letters of credit reduce availability under the revolving credit facility. Borrowings under the revolving credit facility may be made until, and mature on, August 28, 2017. Borrowings under the equipment credit facility may be made until August 28, 2015, and such borrowings made in any year shall be repaid in 28 quarterly installments commencing January 1, 2014. Borrowings under the term loan facilities shall mature on August 28, 2017. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each. The applicable margin fluctuates based on the Company’s total debt to EBITDA ratio, as defined in the Credit Agreement.

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

All obligations under the Credit Agreement are unconditionally guaranteed by our material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. At March 29, 2014, the Company was in compliance with its debt covenants. At March 29, 2014, our $59.0 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $129.4 million, of which, $99.8 were available for borrowing pursuant to the agreement.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 1.10%, and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of March 29, 2014 there were no amounts outstanding under the line of credit, and the maximum available borrowings against the line of credit were $5.5 million.

Discussion of Cash Flows

At March 29, 2014, we had cash and cash equivalents of $7.3 million compared to $10.2 million at December 31, 2013. Net cash provided by operating activities was $12.4 million, while we used $10.4 million in investing activities and $4.9 million in financing activities.

The $12.4 million in net cash provided by operations was primarily attributed to $8.1 million of net income which reflects non-cash depreciation and amortization, gains on the sales property and equipment, provisions for doubtful accounts, amortization of debt issuance costs and a change in deferred income taxes totaling $6.3 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $2.0 million. The increase in the working capital position is primarily the result of increases in accounts receivable and in prepaid expenses and other assets, which were partially offset by increases in accounts payable, accrued expenses and other current liabilities, insurance and claims accruals, and other long-term liabilities. Affiliate transactions increased net cash provided by operating activities during the thirteen weeks ended March 29, 2014 by $1.9 million. The increase consisted of an increase in accounts payable to affiliates of $1.9 million, while accounts receivable from affiliates increased $0.1 million.

The $10.4 million in net cash used in investing activities consisted of $10.8 million of capital expenditures, partially offset by $0.4 million in proceeds from the sale of property and equipment.

We also used $4.9 million in net cash in financing activities. As of March 29, 2014, we had outstanding borrowings totaling $235.4 million compared to $237.5 million at December 31, 2013. We also paid cash dividends of $2.1 million, $0.3 million in capital lease obligations and $0.3 million for repurchases of treasury stock.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”, of our Form 10-K for the year ended December 31, 2013. There have been no changes in the accounting policies followed by us during the thirteen weeks ended March 29, 2014.

Seasonality

Generally, demand for our value-added services delivered to existing customers increases during the second calendar quarter of each year as a result of the automotive industry’s spring selling season and decreases during the third quarter of each year due to the impact of scheduled OEM customer plant shutdowns in July for vacations and changeovers in production lines for new model years. Our value-added services business is also impacted in the fourth quarter by plant shutdowns during the December holiday period. Prolonged adverse weather conditions, particularly in winter months, can also adversely impact margins due to productivity declines and related challenges meeting customer service requirements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended March 29, 2014. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2014, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 29, 2014 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Information with respect to legal proceedings and other exposures appears in Part I, Item 1, Note (14) of the “Notes to Unaudited Consolidated Financial Statements,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A: RISK FACTORS

Other than the risk factor set forth below, there have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2013.

We may not realize the expected benefits of the Westport Acquisition because of integration difficulties and other challenges.

On December 19, 2013, we acquired Westport in a transaction pursuant to which Westport became our wholly owned subsidiary (the “Westport Acquisition”). The success of the Westport Acquisition will depend, in part, on our ability to integrate Westport’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of Westport’s business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	failure to retain customers and suppliers;

•	operating, competitive and market risks inherent in Westport’s business and our business;

•	the impact of the Westport Acquisition on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.

We may not accomplish the integration of Westport’s business smoothly, successfully or within the anticipated cost range or timeframe. The diversion of our management’s attention from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Westport Acquisition and could adversely affect our business.

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

Universal Truckload Services, Inc.
(Registrant)

Date: May 8, 2014	By:	/s/ David A. Crittenden
David A. Crittenden, Chief Financial Officer

Date: May 8, 2014	By:	/s/ H.E. “Scott” Wolfe
H.E. “Scott” Wolfe, Chief Executive Officer