Form 10-Q
period 2014-06-28
Universal Truckload Services, Inc.
filed 2014-08-06
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 28, 2014, was 29,954,459.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	June 28, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$8,106	$10,223
Marketable securities	12,407	11,626
Accounts receivable – net of allowance for doubtful accounts of $3,030 and $2,688, respectively	161,214	132,001
Other receivables	17,919	17,966
Due from affiliates	2,541	2,283
Prepaid income taxes	5,649	7,988
Prepaid expenses and other	16,859	16,426
Deferred income taxes	3,462	4,876

Total current assets	228,157	203,389
Property and equipment – net of accumulated depreciation of $141,547 and $137,606, respectively	161,429	142,656
Goodwill	74,589	74,589
Intangible assets – net of accumulated amortization of $29,403 and $24,345, respectively	57,749	62,807
Other assets	6,588	6,695

Total assets	$528,512	$490,136

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$66,888	$46,487
Due to affiliates	4,960	3,618
Accrued expenses and other current liabilities	23,871	21,072
Insurance and claims	22,476	22,719
Current maturities of capital lease obligations	1,408	1,592
Current portion of long-term debt	7,572	5,482

Total current liabilities	127,175	100,970
Long-term liabilities:
Long-term debt	234,831	232,018
Capital lease obligations, net of current maturities	2,487	3,051
Deferred income taxes	40,436	43,748
Other long-term liabilities	4,517	4,784

Total long-term liabilities	282,271	283,601
Shareholders’ equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,766,067 and 30,746,067 shares issued; 29,954,459 and 30,114,324 shares outstanding, respectively	30,766	30,746
Paid-in capital	1,073	1,074
Treasury stock, at cost; 811,608 and 631,743 shares, respectively	(13,745)	(9,322)
Retained earnings	98,493	80,952
Accumulated other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,699 and $1,433, respectively	2,940	2,476
Foreign currency translation adjustments	(461)	(361)

Total shareholders’ equity	119,066	105,565

Total liabilities and shareholders’ equity	$528,512	$490,136

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Operating revenues:
Transportation services	$197,505	$179,439	$377,321	$346,366
Value-added services	76,009	51,181	145,489	98,951
Intermodal services	34,035	33,552	64,103	66,964

Total operating revenues	307,549	264,172	586,913	512,281
Operating expenses:
Purchased transportation and equipment rent	155,518	141,640	295,943	276,154
Direct personnel and related benefits	55,017	45,652	107,918	88,999
Commission expense	11,022	9,787	20,753	19,122
Operating expenses (exclusive of items shown separately)	30,789	19,715	61,279	38,875
Occupancy expense	6,578	5,300	13,413	10,262
Selling, general, and administrative	11,217	8,739	21,308	16,541
Insurance and claims	4,973	4,704	11,594	9,382
Depreciation and amortization	8,022	5,006	15,663	10,066

Total operating expenses	283,136	240,543	547,871	469,401

Income from operations	24,413	23,629	39,042	42,880
Interest income	8	29	23	53
Interest expense	(2,471)	(957)	(4,061)	(2,083)
Other non-operating income	125	127	214	261

Income before provision for income taxes	22,075	22,828	35,218	41,111
Provision for income taxes	8,442	8,674	13,461	15,583

Net income	$13,633	$14,154	$21,757	$25,528

Earnings per common share:
Basic	$0.45	$0.47	$0.72	$0.85
Diluted	$0.45	$0.47	$0.72	$0.85
Weighted average number of common shares outstanding:
Basic	30,054	30,054	30,082	30,054
Diluted	30,092	30,196	30,124	30,196
Dividends paid common share	$0.07	$—	$0.14	$—

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net Income	$13,633	$14,154	$21,757	$25,528
Other comprehensive income:
Unrealized holding gains on available-for-sale investments arising during the period, net of income taxes	337	4	464	647
Realized gains on available-for-sale investments reclassified into income, net of income taxes	—	(35)	—	(67)
Foreign currency translation adjustments	27	(461)	(100)	(173)

Total other comprehensive income	364	(492)	364	407

Total comprehensive income	$13,997	$13,662	$22,121	$25,935

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$21,757	$25,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,663	10,066
Gain on sale of marketable equity securities	—	(107)
Loss (gain) on disposal of property and equipment	42	(63)
Provision for doubtful accounts	674	889
Amortization of debt issuance costs	346	—
Deferred income taxes	(2,165)	123
Change in assets and liabilities:
Trade and other accounts receivable	(29,857)	(10,825)
Prepaid income taxes, prepaid expenses and other assets	1,653	(359)
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	22,977	(1,368)
Due to/from affiliates, net	1,074	2,495
Other long-term liabilities	(267)	(144)

Net cash provided by operating activities	31,897	26,235
Cash flows from investing activities:
Capital expenditures	(30,157)	(5,498)
Proceeds from the sale of property and equipment	734	641
Purchases of marketable securities	(51)	(9)
Proceeds from sale of marketable securities	—	520
Acquisition of business	—	(250)

Net cash used in investing activities	(29,474)	(4,596)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	66,697	8,431
Repayments of debt - revolving debt	(62,008)	(26,431)
Proceeds from borrowing - term debt	2,500	—
Repayments of debt - term debt	(2,286)	—
Payment of capital lease obligations	(748)	—
Dividends paid	(4,216)	—
Purchases of treasury stock	(4,423)	—
Proceeds from issuance of common stock, net of issuance costs	19
Payment of earnout obligations related to acquisitions	—	(23)

Net cash used in financing activities	(4,465)	(18,023)
Effect of exchange rate changes on cash and cash equivalents	(75)	7

Net (decrease) increase in cash	(2,117)	3,623
Cash and cash equivalents – beginning of period	10,223	2,554

Cash and cash equivalents – end of period	$8,106	$6,177

Supplemental cash flow information:
Cash paid for interest	$3,579	$1,856

Cash paid for income taxes	$13,253	$14,954

Acquisition of business:
Payment of acquisition obligation	$—	$250

Net cash paid for acquisition of business	$—	$250

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

At June 28, 2014 and December 31, 2013, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At June 28, 2014
Equity Securities	$7,768	$4,776	$(137)	$12,407

At December 31, 2013
Equity Securities	$7,717	$3,974	$(65)	$11,626

Included in equity securities at June 28, 2014 are securities with a fair value of $0.4 million with a cumulative loss position of $0.1 million, the impairment of which we consider to be temporary. We consider several factors in our determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities. We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

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

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 28, 2014
Equity securities	$279	$62	$168	$75	$447	$137

At December 31, 2013
Equity securities	$167	$3	$289	$62	$456	$65

Our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the banking, steel, and transportation industries. The fair value and unrealized losses are distributed in 5 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, as well as our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at June 28, 2014.

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

(3)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	June 28, 2014	December 31, 2013

Payroll related items	$9,990	$8,080
Driver escrow liabilities	6,537	6,099
Commissions, taxes and other	7,344	6,893

Total	$23,871	$21,072

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at June 28, 2014	June 28, 2014	December 31, 2013
Outstanding Debt:
Syndicated credit facility
$120 million revolving credit facility	LIBOR + 1.85%	$61,500	$60,000
Swing Line sub-facility	Prime + 0.85%	3,189	—
$60 million equipment financing facility	LIBOR + 2.35%	57,714	57,500
$50 million term loan	LIBOR + 3.00%	50,000	50,000
$70 million term loan B	LIBOR + 3.00%	70,000	70,000
UBS secured borrowing facility	LIBOR + 1.10%	—	—

		242,403	237,500
Less current portion		7,572	5,482

Total long-term debt		$234,831	$232,018

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

$120 million Revolving Credit Facility

The revolving credit facility is available to refinance existing indebtedness and to finance working capital through August 28, 2017. Two interest rate options are applicable to advances borrowed pursuant to the facility: Eurodollar-based advances and base rate advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.35% to 2.10% based on our ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. As an alternative, base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.35% to 1.10%. The base rate is the greater of the prime rate announced by Comerica Bank, the federal funds effective rate plus 1.0%, or the daily adjusting LIBOR rate plus 1.0%. At June 28, 2014, interest accrued at 2.00% based on 30-day LIBOR.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.0 million Swing Line sub-facility and a $5.0 million letter of credit sub-facility. On June 3, 2013, we executed an amendment to our Revolving Credit and Term Loan Agreement (the “First Amendment”) which split the availability on the Swing Line between two existing lenders, Comerica Bank and KeyBank. The SwingLine was split to provide for borrowings of up to $7.0 million from Comerica Bank and $3.0 million from KeyBank, so long as the Comerica Bank and KeyBank advances do not exceed $10.0 million in the aggregate. Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by the applicable Swing Line lender in its sole discretion. At June 28, 2014, there was $3.2 million outstanding under the Swing Line and interest accrued at 4.10% based on the prime rate. We did not have any letters of credit issued against the revolving credit facility.

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

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.50%, depending on our ratio of total debt to EBITDA. Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment. Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable of our principal operating subsidiaries, pursuant to a monthly borrowing base certificate. At June 28, 2014, our $61.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $136.3 million, of which, $103.8 million were available for borrowing against pursuant to the agreement.

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

The two interest rate options that apply to revolving credit facility advances also apply to equipment credit facility advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.60% to 2.60% based on our ratio of total debt to EBITDA. Base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.60% to 1.60%. The equipment credit facility is subject to an unused fee, which is payable quarterly in arrears, of 0.50%. At June 28, 2014, interest accrued at 2.50% based on 30-day LIBOR.

Interest on the unpaid balance of all equipment credit facility base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid balance of each Eurodollar-based advance of the equipment credit facility is payable on the last day of the applicable Eurodollar interest period.

$50 million Term Loan

Proceeds of the term loan were advanced on October 1, 2012 and used to refinance existing indebtedness of LINC. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At June 28, 2014, interest accrued at 3.15% based on 30-day LIBOR.

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

$70 million Term Loan B

Proceeds of the term loan were advanced on December 19, 2013 and used to finance the acquisition of Westport. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At June 28, 2014, interest accrued at 3.15% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on January 1, 2014, and on the first day of each January, April, July and October thereafter. Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

The Credit Agreement requires us to repay the borrowings made under the term loan facilities and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of our annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. There were no mandatory prepayments of the term loans due as of June 28, 2014. We may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, we may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company’s material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes annual, quarterly and ad hoc financial reporting requirements and financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. Specifically, we may not exceed a maximum senior debt to EBITDA ratio, as defined, of 2.5:1 and a maximum total debt to EBITDA ratio, as defined, of 3.0:1. We must also maintain a fixed charge coverage ratio, as defined, of not less than 1.25:1. As of June 28, 2014, we were in compliance with our debt covenants.

UBS Secured Borrowing Facility

We also maintain a secured borrowing facility at UBS Financial Services, Inc., or UBS, using our marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 1.10% (effective rate of 1.25% at June 28, 2014), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit. As of June 28, 2014 and December 31, 2013, there were no amounts outstanding under the line of credit, and the maximum available borrowings were $5.9 million and $5.4 million, respectively.

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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 28, 2014
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$34	$—	$—	$34
Marketable securities	12,407	—	—	12,407

Total Assets	$12,441	$—	$—	$12,441

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$117	$—	$—	$117
Marketable securities	11,626	—	—	11,626

Total Assets	$11,743	$—	$—	$11,743

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

In addition to the administrative support services described above, we purchase other services from affiliates. Following is a schedule of cost incurred for services provided by affiliates for the thirteen weeks and twenty-six weeks ended June 28, 2014 and June 29, 2013 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Administrative support services	$434	$355	$958	$889
Truck fueling and maintenance	404	703	606	1,142
Real estate rent and related costs	2,310	2,885	5,274	5,487
Insurance and employee benefit plans	8,694	7,632	19,022	17,534
Contracted transportation services	122	83	211	149

Total	$11,964	$11,658	$26,071	$25,201

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

A significant number of our transportation and logistics service operations are located at facilities leased from affiliates. At 36 facilities, occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly. Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility. However, we are not limited to such arrangements.

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

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At June 28, 2014 and December 31, 2013, amounts due to affiliates were $5.0 million and $3.6 million, respectively. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At June 28, 2014 and December 31, 2013, there were $14.8 million and $15.8 million, respectively, included in each of these accounts for insured claims.

During the thirteen weeks ended June 28, 2014, we purchased one used trailer from an affiliate for approximately $4 thousand. For the twenty-six weeks ended June 28, 2014, we purchased ten used tractors and one used trailer from an affiliate totaling approximately $0.8 million.

We also retained the law firm of Sullivan Hincks & Conway to provide legal services during the period. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Not included in the table above are amounts paid for legal services during the thirteen and twenty-six weeks ended June 28, 2014 of $12 thousand and $25 thousand, respectively. Also not included in the table above are amounts paid for legal services during the thirteen and twenty-six weeks ended June 29, 2013 of $3 thousand.

Services provided by Universal to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Following is a schedule of services provided to affiliates for the thirteen weeks and twenty-six weeks ended June 28, 2014 and June 29, 2013 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Transportation and intermodal services	$30	$2,362	$288	$7,573
Truck fueling and maintenance	42	63	86	98
Administrative and customer support services	—	92	5	120

Total	$72	$2,517	$379	$7,791

At June 28, 2014 and December 31, 2013, amounts due from Affiliates were $2.5 million and $2.3 million, respectively.

During the thirteen weeks ended June 28, 2014, we sold 16 used trailers to an affiliate for $32 thousand. For the twenty-six weeks ended June 28, 2014, we sold 39 used trailers to an affiliate for approximately $78 thousand. The trailers were fully depreciated, and therefore, the sale of which resulted in a gain of approximately $78 thousand.

During the thirteen weeks ended June 28, 2014, we incurred approximately $0.5 million of costs related to an underwritten public offering of our common stock. Under the Amended and Restated Registration Rights Agreement, dated as of July 25, 2012 with our majority shareholders, we were responsible to pay for the cost of the offering. After deducting the underwriting discount and offering expenses, we had approximately $19 thousand in proceeds remaining from the sale of our common stock.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Unrealized holding gains (losses) on available-for-sale investments arising during the period:
Gross amount	$532	$16	$730	$798
Income tax (expense) benefit	(195)	(12)	(266)	(151)

Net of tax amount	$337	$4	$464	$647

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$—	$(55)	$—	$(107)
Income tax expense	—	20	—	40

Net of tax amount	$—	$(35)	$—	$(67)

Foreign currency translation adjustments	$27	$(461)	$(100)	$(173)

(8)	Shareholders’ Equity

In May 2014, we sold 20,000 shares of our common stock in an underwritten public offering at a price of $26.00 per share. After deducting the underwriting discount and offering expenses, we had we had approximately $19 thousand in proceeds remaining from the sale of our common stock.

(9)	Stock Based Compensation

On April 23, 2014, our Board of Directors adopted the 2014 Amended and Restated Stock Incentive Plan, or the Plan. The Plan was approved by our shareholders at the 2014 Annual Meeting and became effective as of the date it was adopted by the Board of Directors. The Plan replaced our 2004 Stock Incentive Plan and allows for the issuance of a total of 500,000 shares of common stock. The grants may be made in the form of stock options, restricted stock bonuses, restricted stock purchase rights, stock appreciation rights, phantom stock units, restricted stock units or unrestricted common stock. Restricted stock awards currently outstanding under the 2004 Stock Incentive Plan will remain outstanding in accordance with the terms of that plan.

On December 20, 2012, the Company granted 178,137 shares of restricted stock to certain of its employees under the 2004 Stock Incentive Plan. The restricted stock grants vested 20% on December 20, 2012, and an additional 20% will vest on each anniversary of the grant through December 20, 2016, subject to continued employment of the grantee with the Company.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Stock Based Compensation - continued

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	106,885	$16.42
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Balance at June 28, 2014	106,885	$16.42

As of June 28, 2014, there was approximately $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3 years.

(10)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks and twenty-six weeks ended June 28, 2014, there were 37,652 and 41,859 weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share, respectively. For the thirteen weeks and twenty-six weeks ended June 29, 2013, there were 142,511 weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share.

(11)	Dividends

On April 24, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on May 5, 2014 and paid on May 15, 2014. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

(12)	Segment Reporting

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(12)	Segment Reporting - continued

The following tables summarize information about our reportable segments as of and for the thirteen week and twenty-six week period ended June 28, 2014 and June 29, 2013 (in thousands):

	Thirteen weeks ended June 28, 2014
	Transportation	Logistics	Other	Total
Operating revenues	$195,374	$112,062	$113	$307,549
Eliminated inter-segment revenues	1,676	1,769	—	3,445
Income from operations	9,819	16,081	(1,487)	24,413
Total assets	240,486	253,270	34,756	528,512

	Thirteen weeks ended June 29, 2013
	Transportation	Logistics	Other	Total
Operating revenues	$178,261	$85,805	$106	$264,172
Eliminated inter-segment revenues	169	23	—	192
Income from operations	7,504	16,890	(765)	23,629
Total assets	225,755	87,869	21,758	335,382

	Twenty-six weeks ended June 28, 2014
	Transportation	Logistics	Other	Total
Operating revenues	$370,723	$215,968	$222	$586,913
Eliminated inter-segment revenues	3,238	3,505	—	6,743
Income from operations	15,129	25,762	(1,849)	39,042
Total assets	240,486	253,270	34,756	528,512

	Twenty-six weeks ended June 29, 2013
	Transportation	Logistics	Other	Total
Operating revenues	$347,803	$164,267	$211	$512,281
Eliminated inter-segment revenues	320	49	—	369
Income from operations	13,220	30,644	(984)	42,880
Total assets	225,755	87,869	21,758	335,382

(13)	Commitments and Contingencies

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

At June 28, 2014, approximately 40.7% of our employees in the United States, Mexico and Canada are subject to collective bargaining agreements that are renegotiated periodically, none of which are subject to contracts that expire in 2014.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)	New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, which provided new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are evaluating the impact, if any, of adopting this new accounting standard on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provided new accounting guidance related to revenue recognition. ASU 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal periods beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

(15)	Subsequent Events

On July 24, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on August 4, 2014 and expected to be paid on August 14, 2014. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

We provide a comprehensive suite of transportation and logistics solutions that allow our customers and clients to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors, through a network of agents who solicit freight business directly from shippers, and through company-managed facilities and full-service freight forwarding and customs house brokerage offices. We believe our asset-light business model is highly scalable and will support growth with comparatively modest capital expenditure requirements. Our asset-light model, combined with a disciplined approach to contract structuring and pricing, creates a highly flexible cost structure that allows us to expand and contract quickly in response to changes in demand from our customers.

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

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and twenty-six weeks ended June 28, 2014 and June 29, 2013, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Operating revenues:
Transportation services	64.2%	67.9%	64.3%	67.6%
Value-added services	24.7	19.4	24.8	19.3
Intermodal services	11.1	12.7	10.9	13.1

Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and twenty-six weeks ended June 28, 2014 and June 29, 2013, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	50.6	53.6	50.4	53.9
Direct personnel and related benefits	17.9	17.3	18.4	17.4
Commission expense	3.6	3.7	3.5	3.7
Operating expenses (exclusive of items shown separately)	10.0	7.5	10.4	7.6
Occupancy expense	2.1	2.0	2.3	2.0
Selling, general, and administrative	3.6	3.3	3.6	3.2
Insurance and claims	1.6	1.8	2.0	1.8
Depreciation and amortization	2.6	1.9	2.7	2.0

Total operating expenses	92.1	91.1	93.3	91.6

Income from operations	7.9	8.9	6.7	8.4
Interest and other non-operating income (expense), net	(0.8)	(0.3)	(0.7)	(0.4)

Income before provision for income taxes	7.1	8.6	6.0	8.0
Provision for income taxes	2.7	3.3	2.3	3.0

Net income	4.4%	5.3%	3.7%	5.0%

Thirteen Weeks Ended June 28, 2014 Compared to Thirteen Weeks ended June 29, 2013

Operating revenues. Operating revenues for the thirteen weeks ended June 28, 2014 increased by $43.3 million, or 16.4%, to $307.5 million from $264.2 million for the thirteen weeks ended June 29, 2013. Included in operating revenues are fuel surcharges, where separately identifiable, of $31.9 million for the thirteen weeks ended June 28, 2014, which compares to $30.6 million for the thirteen weeks ended June 29, 2013. Revenues from our transportation segment increased $17.1 million, or 9.6%, and income from operations increased $2.3 million, or 30.9% compared to the same period last year. The transportation segment experienced solid increases in both volume and pricing, particularly in our flatbed and specialized heavy-haul operations. In our logistics segment, revenues increased $26.3 million, or 30.6%, over the same period last year, which was primarily attributable to our acquisition of Westport in December 2013. Income from operations in our logistics segment decreased $0.8 million, or 4.8%, to $16.1 million compared to the same period last year, and also included the results of Westport, which contributed approximately $4.1 million to income from operations. Operating margins in our logistics segment are returning to historical levels after the negative impact of the harsh winter in the first quarter of 2014. However, they were still negatively impacted in the second quarter of 2014 by an increase in service claims, additional start-up costs for a recently awarded dedicated service contract, and exit costs at one of our closed value-added service operations. Excluding the results of Westport in the second quarter of 2014, operating margins in our logistics segment decreased from 19.7% for the thirteen weeks ended June 29, 2013 to 14.0% for the thirteen weeks ended June 28, 2014.

The increase in consolidated operating revenues is the result of increases in our transportation services of $18.1 million, $24.8 million in our value-added service operations, which included $26.3 million from Westport, and $0.5 million in our intermodal services. We experienced an increase in total transportation demand in our key markets, particularly in wind-energy and oil field, as well as improved pricing. The number of loads from our transportation operations increased to 167,299 for the thirteen weeks ended June 28, 2014 compared to 158,274 for thirteen weeks ended June 29, 2013, and our operating revenue per loaded mile, excluding fuel surcharges, increased to $2.54 from $2.36 for thirteen weeks ended June 29, 2013.

The decreased demand in our existing value-added services was primarily due to the loss of an automotive customer’s value-added service operations during the second quarter of 2014. At June 28, 2014, we provided value-added services at 47 locations, including 4 Westport locations, compared to 44 at June 29, 2013.

Our intermodal operations also experienced an increase in operating revenues per loaded mile; however, this increase was partially offset by a decrease in the number of loads hauled. The number of intermodal loads decreased to 77,460 for the thirteen weeks ended June 28, 2014 compared to 82,000 for the thirteen weeks ended June 29, 2013, while our operating revenue per loaded mile, excluding fuel surcharges, increased to $4.28 from $3.62 for thirteen weeks ended June 29, 2013.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended June 28, 2014 increased by $13.9 million, or 9.8%, to $155.5 million from $141.6 million for the thirteen weeks ended June 29, 2013. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues increased 8.7% to $231.5 million for the thirteen weeks ended June 28, 2014 compared to $213.0 million for the thirteen weeks ended June 29, 2013. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 50.6% for the thirteen weeks ended June 28, 2014 from 53.6% for the thirteen weeks ended June 29, 2013. This decrease is primarily due to an increase in combined intermodal and value-added service revenues as a percentage of total revenues, which have typically operated with lower purchased transportation and equipment rental costs. Value-added and intermodal services revenues combined comprise 35.8% of total operating revenues for the thirteen weeks ended June 28, 2014 compared to 32.1% for same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended June 28, 2014 increased by $9.3 million, or 20.4%, to $55.0 million compared to $45.7 million for the thirteen weeks ended June 29, 2013. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase with the level of demand for our value-added services and staffing needs of our operations. The increase in direct personnel and related benefits expense was primarily due to the operations of Westport, which accounted for $7.7 million of the increase, as well as employee severance costs related to the closing of one of our value-added service operations. As a percentage of operating revenues, personnel and related benefits expenses increased to 17.9% for the thirteen weeks ended June 28, 2014, compared to 17.3% for the thirteen weeks ended June 29, 2013. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total operating revenues are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirteen weeks ended June 28, 2014 increased by $1.2 million, or 12.2%, to $11.0 million from $9.8 million for the thirteen weeks ended June 29, 2013. The absolute increase was primarily due to the increase in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased slightly to 3.6% for the thirteen weeks ended June 28, 2014 compared to 3.7% for the thirteen weeks ended June 29, 2013. As a percentage of operating revenues, the decrease in commission expense is due to an increase in our value-added service operations, including Westport, where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $11.1 million, or 56.3%, to $30.8 million for the thirteen weeks ended June 28, 2014, compared to $19.7 million for the thirteen weeks ended June 29, 2013. As a percentage of operating revenues, other operating expenses

(exclusive of items shown separately) increased to 10.0% for the thirteen weeks ended June 28, 2014 from 7.5% for the thirteen weeks ended June 29, 2013. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase was primarily due to the operations of Westport, which totaled $8.5 million in operating expenses (exclusive of items shown separately), as well as start-up costs for a dedicated transportation operation which started in the second quarter of 2014. Increases include increased fuel expenses on company owned tractors of $1.3 million, $0.5 million in travel and related costs, repair and maintenance expense of $0.4 million, and other operating expenses of $0.7 million.

Occupancy expense. Occupancy expense for the thirteen weeks ended June 28, 2014 increased by $1.3 million, or 24.5%, to $6.6 million from $5.3 million for the thirteen weeks ended June 29, 2013. As a percentage of operating revenues, occupancy expense increased slightly to 2.1% for the thirteen weeks ended June 28, 2014 compared to 2.0% for the thirteen weeks ended June 29, 2013. The absolute increase in occupancy expense is primarily attributable to the operations of Westport, which contributed approximately $1.4 million in additional building rents and related costs during the period.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended June 28, 2014 increased by $2.5 million, or 28.7%, to $11.2 million from $8.7 million for the thirteen weeks ended June 29, 2013. As a percentage of operating revenues, selling, general and administrative expense increased to 3.6% for the thirteen weeks ended June 28, 2014 compared to 3.3% for the thirteen weeks ended June 29, 2013. The largest component of selling, general and administrative expense, salaries and wages, increased $1.4 million, including $0.8 million attributable to Westport. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended June 28, 2014 increased by $0.3 million, or 6.4%, to $5.0 million from $4.7 million for the thirteen weeks ended June 29, 2013. As a percentage of operating revenues, insurance and claims decreased to 1.6% for the thirteen weeks ended June 28, 2014 from 1.8% for the thirteen weeks ended June 29, 2013. The absolute increase was primarily the result of increases in auto liability insurance premiums and claims expense of $0.6 million, which was partially offset by a decrease in our cargo and service claims expense of $0.3 million.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended June 28, 2014 increased by $3.0 million, or 60.0%, to $8.0 million from $5.0 million for the thirteen weeks ended June 29, 2013. The absolute increase is primarily the result of the acquisition of Westport. Amortization on Westport’s acquired intangible assets was $2.1 million, while depreciation expense on acquired machinery, equipment and leasehold improvement was approximately $0.6 million. Additional increases in depreciation expense are attributable to the significant investment in capital expenditures which totaled $19.4 million during the second quarter of 2014. These increases were partially offset by decreases in certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $2.5 million for the thirteen weeks ended June 28, 2014 compared to $0.9 million for the thirteen weeks ended June 29, 2013. As of June 28, 2014 we had outstanding borrowings totaling $242.4 million, including $120.5 million advanced on December 19, 2013 in connection with our acquisition of Westport, compared to $128.0 million at June 29, 2013.

Other non-operating income. Other non-operating income remained consistent at $0.1 million for both the thirteen weeks ended June 28, 2014 and June 29, 2013. There were no significant or unusual items impacting other non-operating income.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended June 28, 2014 was $8.4 million compared to $8.7 million for the thirteen weeks ended June 29, 2013, based on an effective tax rate of 38.2% and 38.0%, respectively.

Twenty-six Weeks Ended June 28, 2014 Compared to Twenty-six Weeks ended June 29, 2013

Operating revenues. Operating revenues for the twenty-six weeks ended June 28, 2014 increased by $74.6 million, or 14.6%, to $586.9 million from $512.3 million for the twenty-six weeks ended June 29, 2013. Included in operating revenues are fuel surcharges, where separately identifiable, of $60.9 million for twenty-six weeks ended June 28, 2014, which compares to $59.5 million for the twenty-six weeks ended June 29, 2013. Revenues from our transportation segment increased $22.9 million, or 6.6%, and income from operations increased $1.9 million, or 14.4% compared to the same period last year. In our logistics segment, revenues increased $51.7 million, or 31.5%, over the same period last year, and included $51.6 million of revenues from our December 2013 acquisition of Westport. Income from operations in our logistics segment decreased $4.9 million, or 15.9%, to $25.8 million compared to the same period last year, and also included the results of Westport, which contributed approximately $7.1 million to income from operations. Although operating margins in our logistics segment improved during the second quarter of 2014 compared to the prior quarter, the year to date results continue to reflect the negative impact of the harsh weather conditions we experienced during the first quarter of 2014. Excluding the results of Westport in the second quarter of 2014, operating margins in our logistics segment decreased from 18.7% for the twenty-six weeks ended June 29, 2013 to 11.9% for the twenty-six weeks ended June 28, 2014.

The increase in consolidated operating revenues was primarily the result of a $31.0 million increase in our transportation services and $51.6 million of acquisition revenue from Westport in our value-added service operations. These increases were partially offset by decreases of $2.9 million in our intermodal services and $5.0 million in our existing value-added service business. The increase in transportation services was the result of both higher load volumes and improved operating revenues per loaded mile. The number of loads from our transportation operations increased to 317,660 for the twenty-six weeks ended June 28, 2014 compared to 309,315 for twenty-six weeks ended June 29, 2013. Our operating revenue per loaded mile, excluding fuel surcharges increased to $2.55 from $2.34 for twenty-six weeks ended June 29, 2013.

The decreased demand in our existing value-added services was primarily due to the phase out of an aerospace operation due to reductions in military spending, in-sourcing at an industrial customer’s value-added service operations and the closing of operations at an automotive customer’s location. At June 28, 2014, we provided value-added services at 47 locations, including 4 Westport locations, compared to 44 at June 29, 2013.

Our intermodal operations also experienced an increase in operating revenues per loaded mile; however, this increase was entirely offset by a decrease in the number of loads hauled and a $7.6 million reduction in our domestic container-related operations with an affiliate. Our operating revenue per loaded mile, excluding fuel surcharges, increased to $4.20 from $3.59 for twenty-six weeks ended June 29, 2013; however, the number of intermodal loads decreased to 145,081 for the twenty-six weeks ended June 28, 2014 compared to 159,657 for twenty-six weeks ended June 29, 2013.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the twenty-six weeks ended June 28, 2014 increased by $19.7 million, or 7.1%, to $295.9 million from $276.2 million for the twenty-six weeks ended June 29, 2013. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues increased 6.8% to $441.4 million for the twenty-six weeks ended June 28, 2014 compared to $413.3 million for the twenty-six weeks ended June 29, 2013. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 50.4% for the twenty-six weeks ended June 28, 2014 from 53.9% for the twenty-six weeks ended June 29, 2013. This decrease is primarily due to a combined increase in intermodal and value-added service revenues as a percentage of total revenues, which have typically operated with lower purchased transportation and equipment rental costs. Value-added and intermodal services revenues combined comprise 35.7% of total operating revenues for the twenty-six weeks ended June 28, 2014 compared to 32.4% for the twenty-six weeks ended June 29, 2013.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the twenty-six weeks ended June 28, 2014 increased by $18.9 million, or 21.2%, to $107.9 million compared to $89.0 million for the twenty-six weeks ended June 29, 2013. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase with the level of demand for our value-added services and staffing needs of our operations. The increase in direct personnel and related benefits expense was primarily due to the operations of Westport, which accounted for $15.4 million of the increase. The loss of productivity and additional labor and overtime needs to meet customer service obligations during the harsh winter experienced in the first quarter of 2014, and the lower productivity during the start-up phase of a recently awarded dedicated transportation contract both negatively impacted the year-to-date results. As a percentage of operating revenues, personnel and related benefits expenses increased to 18.4% for the twenty-six weeks ended June 28, 2014, compared to 17.4% for the twenty-six weeks ended June 29, 2013. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the twenty-six weeks ended June 28, 2014 increased by $1.7 million, or 8.9%, to $20.8 million from $19.1 million for the twenty-six weeks ended June 29, 2013. The absolute increase was primarily due to the increase in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.5% for the twenty-six weeks ended June 28, 2014 compared to 3.7% for the twenty-six weeks ended June 29, 2013. As a percentage of operating revenues, the decrease in commission expense is due to an increase in our value-added services operations, including Westport, where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $22.4 million, or 57.6%, to $61.3 million for the twenty-six weeks ended June 28, 2014, compared to $38.9 million for the twenty-six weeks ended June 29, 2013. As a percentage of operating revenues, other operating expenses (exclusive of items shown separately) increased to 10.4% for the twenty-six weeks ended June 28, 2014 from 7.6% for the twenty-six weeks ended June 29, 2013. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase was primarily due to the operations of Westport, which totaled $17.1 million in operating expenses (exclusive of items shown separately). Additional increases include increased fuel expenses on company owned tractors of $2.0 million, repair and maintenance expense of $1.8 million and other operating expenses of $1.1 million.

Occupancy expense. Occupancy expense for the twenty-six weeks ended June 28, 2014 increased by $3.1 million, or 30.1%, to $13.4 million from $10.3 million for the twenty-six weeks ended June 29, 2013. As a percentage of operating revenue, occupancy expense increased to 2.3% for the twenty-six weeks ended June 28, 2014 compared to 2.0% for the same period last year. The absolute increase in occupancy expense is primarily attributable to the operations of Westport, which contributed approximately $3.0 million in additional building rents and related costs during the period.

Selling, general and administrative. Selling, general and administrative expense for the twenty-six weeks ended June 28, 2014 increased by $4.8 million, or 29.1%, to $21.3 million from $16.5 million for the twenty-six weeks ended June 29, 2013. As a percentage of operating revenues, selling, general and administrative expense increased to 3.6% for the thirteen weeks ended June 28, 2014 compared to 3.2% for the thirteen weeks ended June 29, 2013. The largest component of selling, general and administrative expense, salaries, wages and related benefits, increased $3.8 million, including $1.4 million attributable to Westport. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended June 28, 2014 increased by $2.2 million, or 23.4%, to $11.6 million from $9.4 million for the twenty-six weeks ended June 29, 2013. As a percentage of operating revenues, insurance and claims expense increased to 2.0% for the twenty-six weeks ended June 28, 2014 from 1.8% for the twenty-six weeks ended June 29, 2013. The absolute decrease was primarily the result of increases in auto liability insurance premiums and claims expense of $0.8 million and in cargo and service claims expense of $1.3 million.

Depreciation and amortization. Depreciation and amortization expense for the twenty-six weeks ended June 28, 2014 increased by $5.6 million, or 55.4%, to $15.7 million from $10.1 million for the twenty-six weeks ended June 29, 2013. The absolute increase is primarily the result of the acquisition of Westport. Amortization on Westport’s acquired intangible assets was $4.2 million, while depreciation expense on acquired machinery, equipment and leasehold improvement was approximately $1.2 million. Additional increases in depreciation expense are attributable to the significant investment in capital expenditures totaling $30.2 million in 2014. These increases were partially offset by decreases in certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $4.0 million for the twenty-six weeks ended June 28, 2014 compared to $2.1 million for the twenty-six weeks ended June 29, 2013. As of June 28, 2014 we had outstanding borrowings totaling $242.4 million, including $120.5 million advanced on December 19, 2013 in connection with our acquisition of Westport, compared to $128.0 million at June 29, 2013.

Other non-operating income. Other non-operating income for the twenty-six weeks ended June 28, 2014 was $0.2 million compared to $0.3 million for the twenty-six weeks ended June 29, 2013. There were no significant or unusual items impacting other non-operating income.

Provision for income taxes. Provision for income taxes for the twenty-six weeks ended June 28, 2014 was $13.5 million compared to $15.6 million for the twenty-six weeks ended June 29, 2013, based on an effective tax rate of 38.2% and 37.9%, respectively.

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

During the twenty-six weeks ended June 28, 2014, our capital expenditures totaled $30.2 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the end of 2014, exclusive of acquisitions of businesses, we expect to incur capital expenditures in the range of 4% to 5.5% of operating revenues for the acquisition of transportation equipment, to support our value-added service operations and for the acquisition of real property acquisitions and improvements to our existing terminal yard and container facilities. Our capital expenditures as a percentage of operating revenues will be somewhat higher in 2014 compared to historical levels in the range of 2% to 3% to support a recent logistics award and a value-added opportunity we are currently pursuing.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock. We paid $0.14 per common share, or $4.2 million, during the twenty-six week period ended June 28, 2014. On July 24, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on August 4, 2014 and is expected to be paid on August 14, 2014. Declaration of future cash dividends are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

All obligations under the Credit Agreement are unconditionally guaranteed by our material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. At June 28, 2014, the Company was in compliance with its debt covenants. At June 28, 2014, our $61.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $136.3 million, of which, $103.8 were available for borrowing pursuant to the agreement.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 1.10%, and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of June 28, 2014 there was no outstanding balance under the line of credit, and the maximum available borrowings against the line of credit were $5.9 million.

Discussion of Cash Flows

At June 28, 2014, we had cash and cash equivalents of $8.1 million compared to $10.2 million at December 31, 2013. Net cash provided by operating activities was $31.9 million, while we used $29.5 million in investing activities and $4.5 million in financing activities.

The $31.9 million in net cash provided by operations was primarily attributed to $21.8 million of net income which reflects non-cash depreciation and amortization, losses on the sales property and equipment, provisions for doubtful accounts, amortization of debt issuance costs and a change in deferred income taxes totaling $14.6 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $4.4 million. The increase in the working capital position is primarily the result of an increase in accounts receivable and a decrease in other long-term liabilities, which was partially offset by increases in accounts payable, accrued expenses and other current liabilities, insurance and claims accruals, and a decrease in prepaid expenses and other assets. Affiliate transactions decreased net cash provided by operating activities during the twenty-six weeks ended June 28, 2014 by $1.1 million. This increase consisted of an increase in accounts payable to affiliates of $1.3 million, while accounts receivable from affiliates increased $0.2 million.

The $29.5 million in net cash used in investing activities consisted of $30.2 million of capital expenditures, partially offset by $0.7 million in proceeds from the sale of property and equipment.

Net cash used in financing activities totaled $4.5 million. As of June 28, 2014, we had outstanding borrowings totaling $242.4 million compared to $237.5 million at December 31, 2013. During the twenty-six weeks ended June 28, 2014, we utilized our revolving credit facility to provide liquidity to fund our capital expenditures on a short-term basis. We also paid cash dividends of $4.2 million, $4.4 million for purchases of treasury stock pursuant to our share repurchase program, and $0.7 million to pay capital lease obligations.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”, of our Form 10-K for the year ended December 31, 2013. There have been no changes in our accounting policies during the thirteen weeks ended June 28, 2014.

Seasonality

Generally, demand for our value-added services delivered to existing customers increases during the second calendar quarter of each year as a result of the automotive industry’s spring selling season and decreases during the third quarter of each year due to the impact of scheduled OEM customer plant shutdowns in July and August for vacations and changeovers in production lines for new model years. Our value-added services business is also impacted in the fourth quarter by plant shutdowns during the December holiday period. Prolonged adverse weather conditions, particularly in winter months, can also adversely impact margins due to productivity declines and related challenges meeting customer service requirements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended June 28, 2014. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2014, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 28, 2014 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its Common Stock during the period from March 30, 2014 to June 28, 2014, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

March 29, 2014			—	168,471
March 30, 2014 - April 26, 2014	—	$—	—	168,471
April 27, 2014 - May 24, 2014	31,170	23.10	31,170	137,301
May 25, 2014 - June 28, 2014	137,301	24.65	137,301	—

Total	168,471	$24.36	168,471	—

On November 6, 2007, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market. As of June 28, 2014, all 800,000 shares have been purchased under this authorization. On June 30, 2014, the Company announced that it had been authorized purchase up to an additional 800,000 shares of its Common Stock from time to time in the open market. There have not yet been any additional purchases of shares under this authorization.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012)

3.3	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009)

4.1	Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 ((Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: August 6, 2014	By:	/s/ David A. Crittenden
David A. Crittenden
Chief Financial Officer

Date: August 6, 2014	By:	/s/ H.E. “Scott” Wolfe
H.E. “Scott” Wolfe
Chief Executive Officer