Form 10-Q
period 2014-09-27
Universal Truckload Services, Inc.
filed 2014-11-05
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of October 27, 2014, was 29,968,444.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 27, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$10,004	$10,223
Marketable securities	12,325	11,626
Accounts receivable – net of allowance for doubtful accounts of $3,506 and $2,688, respectively	160,132	132,001
Other receivables	15,769	17,966
Due from affiliates	223	2,283
Prepaid income taxes	1,043	7,988
Prepaid expenses and other	19,366	16,426
Deferred income taxes	3,415	4,876

Total current assets	222,277	203,389
Property and equipment – net of accumulated depreciation of $144,372 and $137,606, respectively	165,014	142,656
Goodwill	74,589	74,589
Intangible assets – net of accumulated amortization of $31,895 and $24,345, respectively	55,258	62,807
Other assets	7,154	6,695

Total assets	$524,292	$490,136

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,344	$46,487
Due to affiliates	1,676	3,618
Accrued expenses and other current liabilities	22,687	21,072
Insurance and claims	20,676	22,719
Current maturities of capital lease obligations	1,343	1,592
Current portion of long-term debt	8,571	5,482

Total current liabilities	118,297	100,970
Long-term liabilities:
Long-term debt	229,850	232,018
Capital lease obligations, net of current maturities	2,234	3,051
Deferred income taxes	39,423	43,748
Other long-term liabilities	5,284	4,784

Total long-term liabilities	276,791	283,601
Shareholders’ equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,766,067 and 30,746,067 shares issued; 29,941,038 and 30,114,324 shares outstanding, respectively	30,766	30,746
Paid-in capital	1,053	1,074
Treasury stock, at cost; 825,029 and 631,743 shares, respectively	(14,072)	(9,322)
Retained earnings	109,491	80,952
Accumulated other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,666 and $1,433, respectively	2,887	2,476
Foreign currency translation adjustments	(921)	(361)

Total shareholders’ equity	129,204	105,565

Total liabilities and shareholders’ equity	$524,292	$490,136

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Operating revenues:
Transportation services	$196,777	$180,847	$574,098	$527,213
Value-added services	69,170	47,936	214,659	146,887
Intermodal services	36,181	32,880	100,284	99,844

Total operating revenues	302,128	261,663	889,041	773,944
Operating expenses:
Purchased transportation and equipment rent	160,269	143,436	456,212	419,590
Direct personnel and related benefits	47,351	43,898	155,269	132,897
Commission expense	11,687	10,132	32,440	29,254
Operating expenses (exclusive of items shown separately)	28,286	18,946	89,565	57,821
Occupancy expense	6,457	4,661	19,870	14,923
Selling, general, and administrative	10,350	7,904	31,658	24,445
Insurance and claims	6,259	5,523	17,853	14,905
Depreciation and amortization	8,469	4,683	24,132	14,749

Total operating expenses	279,128	239,183	826,999	708,584

Income from operations	23,000	22,480	62,042	65,360
Interest income	13	19	36	72
Interest expense	(2,062)	(1,113)	(6,123)	(3,196)
Other non-operating income	101	105	315	366

Income before provision for income taxes	21,052	21,491	56,270	62,602
Provision for income taxes	7,958	7,749	21,419	23,332

Net income	$13,094	$13,742	$34,851	$39,270

Earnings per common share:
Basic	$0.44	$0.46	$1.16	$1.31
Diluted	$0.44	$0.46	$1.16	$1.30
Weighted average number of common shares outstanding:
Basic	29,947	30,065	30,037	30,058
Diluted	29,982	30,118	30,077	30,099
Dividends paid common share	$0.07	$0.07	$0.21	$0.07

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net Income	$13,094	$13,742	$34,851	$39,270
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments arising during the period, net of income taxes	(53)	253	411	901
Realized gains on available-for-sale investments reclassified into income, net of income taxes	—	—	—	(67)
Foreign currency translation adjustments	(460)	(3)	(560)	(177)

Total other comprehensive income (loss)	(513)	250	(149)	657

Total comprehensive income	$12,581	$13,992	$34,702	$39,927

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$34,851	$39,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,132	14,749
Gain on sale of marketable equity securities	—	(107)
(Gain) loss on disposal of property and equipment	(36)	148
Provision for doubtful accounts	1,485	1,223
Amortization of debt issuance costs	519	—
Deferred income taxes	(3,090)	1,391
Change in assets and liabilities:
Trade and other accounts receivable	(27,731)	(13,793)
Prepaid income taxes, prepaid expenses and other assets	2,946	(1,355)
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	16,562	(7,205)
Due to/from affiliates, net	118	1,641
Other long-term liabilities	500	311

Net cash provided by operating activities	50,256	36,273
Cash flows from investing activities:
Capital expenditures	(40,169)	(11,073)
Proceeds from the sale of property and equipment	1,220	1,653
Purchases of marketable securities	(55)	(20)
Proceeds from sale of marketable securities	—	520
Acquisition of business	—	(250)

Net cash used in investing activities	(39,004)	(9,170)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	102,749	21,505
Repayments of debt - revolving debt	(100,899)	(43,505)
Proceeds from borrowing - term debt	2,500	—
Repayments of debt - term debt	(3,429)	—
Payment of capital lease obligations	(1,066)	—
Dividends paid	(6,313)	(2,104)
Purchases of treasury stock	(4,750)	—
Proceeds from issuance of common stock, net of issuance costs	—	25
Payment of earnout obligations related to acquisitions	—	(23)

Net cash used in financing activities	(11,208)	(24,102)
Effect of exchange rate changes on cash and cash equivalents	(263)	(104)

Net (decrease) increase in cash	(219)	2,897
Cash and cash equivalents – beginning of period	10,223	2,554

Cash and cash equivalents – end of period	$10,004	$5,451

Supplemental cash flow information:
Cash paid for interest	$5,331	$2,808

Cash paid for income taxes	$17,205	$23,608

Acquisition of business:
Payment of acquisition obligation	$—	$250

Net cash paid for acquisition of business	$—	$250

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

At September 27, 2014 and December 31, 2013, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At September 27, 2014
Equity Securities	$7,772	$4,704	$(151)	$12,325

At December 31, 2013
Equity Securities	$7,717	$3,974	$(65)	$11,626

Included in equity securities at September 27, 2014 are securities with a fair value of $0.8 million with a cumulative loss position of $0.2 million, the impairment of which we consider to be temporary. We consider several factors in our determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities. We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

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

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 27, 2014
Equity securities	$660	$66	$159	$85	$819	$151

At December 31, 2013
Equity securities	$167	$3	$289	$62	$456	$65

Our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the banking, oil and gas, steel, and transportation industries. The fair value and unrealized losses are distributed in 7 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, as well as our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at September 27, 2014.

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

(3)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	September 27, 2014	December 31, 2013
Payroll related items	$8,341	$8,080
Driver escrow liabilities	6,770	6,099
Commissions, taxes and other	7,576	6,893

Total	$22,687	$21,072

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at September 27, 2014	September 27, 2014	December 31, 2013
Outstanding Debt:
Syndicated credit facility
$120 million revolving credit facility	LIBOR + 1.85%	$56,500	$60,000
Swing Line sub-facility	Prime + 0.85%	5,350	—
$60 million equipment financing facility	LIBOR + 2.35%	56,571	57,500
$50 million term loan	LIBOR + 3.00%	50,000	50,000
$70 million term loan B	LIBOR + 3.00%	70,000	70,000
UBS secured borrowing facility	LIBOR + 1.10%	—	—

		238,421	237,500
Less current portion		8,571	5,482

Total long-term debt		$229,850	$232,018

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

$120 million Revolving Credit Facility

The revolving credit facility is available to refinance existing indebtedness and to finance working capital through August 28, 2017. Two interest rate options are applicable to advances borrowed pursuant to the facility: Eurodollar-based advances and base rate advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.35% to 2.10% based on our ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. As an alternative, base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.35% to 1.10%. The base rate is the greater of the prime rate announced by Comerica Bank, the federal funds effective rate plus 1.0%, or the daily adjusting LIBOR rate plus 1.0%. At September 27, 2014, interest accrued at 2.00% based on 30-day LIBOR.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.0 million Swing Line sub-facility and a $5.0 million letter of credit sub-facility. On June 3, 2013, we executed an amendment to our Revolving Credit and Term Loan Agreement (the “First Amendment”) which split the availability on the Swing Line between two existing lenders, Comerica Bank and KeyBank. The SwingLine was split to provide for borrowings of up to $7.0 million from Comerica Bank and $3.0 million from KeyBank, so long as the Comerica Bank and KeyBank advances do not exceed $10.0 million in the aggregate. Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by the applicable Swing Line lender in its sole discretion. At September 27, 2014, there was $5.4 million outstanding under the Swing Line and interest accrued at 4.10% based on the prime rate. We did not have any letters of credit issued against the revolving credit facility.

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

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.50%, depending on our ratio of total debt to EBITDA. Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment. Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable of our principal operating subsidiaries, pursuant to a monthly borrowing base certificate. At September 27, 2014, our $56.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $127.7 million, of which, $108.5 million were available for borrowing against pursuant to the agreement.

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

The two interest rate options that apply to revolving credit facility advances also apply to equipment credit facility advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.60% to 2.60% based on our ratio of total debt to EBITDA. Base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.60% to 1.60%. The equipment credit facility is subject to an unused fee, which is payable quarterly in arrears, of 0.50%. At September 27, 2014, interest accrued at 2.50% based on 30-day LIBOR.

Interest on the unpaid balance of all equipment credit facility base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid balance of each Eurodollar-based advance of the equipment credit facility is payable on the last day of the applicable Eurodollar interest period.

$50 million Term Loan

Proceeds of the term loan were advanced on October 1, 2012 and used to refinance existing indebtedness of LINC. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At September 27, 2014, interest accrued at 3.15% based on 30-day LIBOR.

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

$70 million Term Loan B

Proceeds of the term loan were advanced on December 19, 2013 and used to finance the acquisition of Westport. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At September 27, 2014, interest accrued at 3.15% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on January 1, 2014, and on the first day of each January, April, July and October thereafter. Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

The Credit Agreement requires us to repay the borrowings made under the term loan facilities and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of our annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. There were no mandatory prepayments of the term loans due as of September 27, 2014. We may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, we may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company’s material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes annual, quarterly and ad hoc financial reporting requirements and financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. Specifically, we may not exceed a maximum senior debt to EBITDA ratio, as defined, of 2.5:1 and a maximum total debt to EBITDA ratio, as defined, of 3.0:1. We must also maintain a fixed charge coverage ratio, as defined, of not less than 1.25:1. As of September 27, 2014, we were in compliance with our debt covenants.

UBS Secured Borrowing Facility

We also maintain a secured borrowing facility at UBS Financial Services, Inc., or UBS, using our marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 1.10% (effective rate of 1.25% at September 27, 2014), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit. As of September 27, 2014 and December 31, 2013, there were no amounts outstanding under the line of credit, and the maximum available borrowings were $5.9 million and $5.4 million, respectively.

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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 27, 2014
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$131	$—	$—	$131
Marketable securities	12,325	—	—	12,325

Total Assets	$12,456	$—	$—	$12,456

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$117	$—	$—	$117
Marketable securities	11,626	—	—	11,626

Total Assets	$11,743	$—	$—	$11,743

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

In addition to the administrative support services described above, we purchase other services from affiliates. Following is a schedule of cost incurred for services provided by affiliates for the thirteen weeks and thirty-nine weeks ended September 27, 2014 and September 28, 2013 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Administrative support services	$770	$1,158	$1,728	$2,047
Truck fueling and maintenance	436	473	1,042	1,615
Real estate rent and related costs	2,578	2,807	7,852	8,294
Insurance and employee benefit plans	8,695	7,930	27,717	25,464
Contracted transportation services	494	78	705	227

Total	$12,973	$12,446	$39,044	$37,647

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

A significant number of our transportation and logistics service operations are located at facilities leased from affiliates. At 39 facilities, occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly. Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility. However, we are not limited to such arrangements.

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

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At September 27, 2014 and December 31, 2013, amounts due to affiliates were $1.7 million and $3.6 million, respectively. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At September 27, 2014 and December 31, 2013, there were $12.5 million and $15.8 million, respectively, included in each of these accounts for insured claims.

We did not make any purchases of used tractors or trailers during the thirteen weeks ended September 27, 2014. For the thirty-nine weeks ended September 27, 2014, we purchased ten used tractors and one used trailer from an affiliate totaling approximately $0.8 million.

We also retained the law firm of Sullivan Hincks & Conway to provide legal services during the period. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Not included in the table above are amounts paid for legal services during the thirteen and thirty-nine weeks ended September 27, 2014 of $46,000 and $71,000, respectively. Also not included in the table above are amounts paid for legal services during the thirteen and thirty-nine weeks ended September 28, 2013 of $6,000 and $9,000 respectively.

Services provided by Universal to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Following is a schedule of services provided to affiliates for the thirteen weeks and thirty-nine weeks ended September 27, 2014 and September 28, 2013 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Transportation and intermodal services	$5	$1,204	$293	$8,777
Truck fueling and maintenance	1	69	87	167
Administrative and customer support services	66	—	71	120

Total	$72	$1,273	$451	$9,064

At September 27, 2014 and December 31, 2013, amounts due from Affiliates were $0.2 million and $2.3 million, respectively.

During the thirteen weeks ended September 27, 2014, we sold two used trailers to an affiliate for $4,000. For the thirty-nine weeks ended September 27, 2014, we sold forty-one used trailers to an affiliate for approximately $82,000. The trailers were fully depreciated, and therefore, the sale of which resulted in a gain of approximately $82,000.

During the thirty-nine weeks ended September 27, 2014, we incurred approximately $0.5 million of costs related to an underwritten public offering of our common stock. Under the Amended and Restated Registration Rights Agreement, dated as of July 25, 2012 with our majority shareholders, we were responsible to pay for the cost of the offering. After deducting the underwriting discount and offering expenses, we did not have any remaining proceeds from the sale of our common stock.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Unrealized holding gains (losses) on available-for-sale investments arising during the period:
Gross amount	$(86)	$380	$644	$1,179
Income tax (expense) benefit	33	(127)	(233)	(278)

Net of tax amount	$(53)	$253	$411	$901

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$—	$—	$—	$(107)
Income tax expense	—	—	—	40

Net of tax amount	$—	$—	$—	$(67)

Foreign currency translation adjustments	$(460)	$(3)	$(560)	$(177)

(8)	Shareholders’ Equity

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

On December 20, 2012, the Company granted 178,137 shares of restricted stock to certain of its employees under the 2004 Stock Incentive Plan. The restricted stock grants vested 20% on December 20, 2012, and an additional 20% will vest on each anniversary of the grant through December 20, 2016, subject to continued employment of the grantee with the Company. A grantee’s vesting may be accelerated under certain conditions, including retirement.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Stock Based Compensation - continued

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	106,885	$16.42
Granted	—	$—
Vested	(27,406)	$16.42
Forfeited	—	$—

Balance at September 27, 2014	79,479	$16.42

As of September 27, 2014, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3 years.

(10)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks and thirty-nine weeks ended September 27, 2014, there were 35,438 and 39,848 weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share, respectively. For the thirteen weeks and thirty-nine weeks ended September 28, 2013, there were 53,570 and 41,901 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

(11)	Dividends

On July 24, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on August 4, 2014 and paid on August 14, 2014. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments as of and for the thirteen week and thirty-nine week period ended September 27, 2014 and September 28, 2013 (in thousands):

	Thirteen weeks ended September 27, 2014
	Transportation	Logistics	Other	Total
Operating revenues	$203,944	$98,081	$103	$302,128
Eliminated inter-segment revenues	743	1,696	—	2,439
Income from operations	10,218	13,992	(1,210)	23,000
Total assets	239,126	254,779	30,387	524,292

	Thirteen weeks ended September 28, 2013
	Transportation	Logistics	Other	Total
Operating revenues	$181,572	$79,977	$114	$261,663
Eliminated inter-segment revenues	152	79	—	231
Income from operations	8,261	15,388	(1,169)	22,480
Total assets	228,721	85,008	21,519	335,248

	Thirty-nine weeks ended September 27, 2014
	Transportation	Logistics	Other	Total
Operating revenues	$574,667	$314,049	$325	$889,041
Eliminated inter-segment revenues	3,981	5,201	—	9,182
Income from operations	25,347	39,754	(3,059)	62,042
Total assets	239,126	254,779	30,387	524,292

	Thirty-nine weeks ended September 28, 2013
	Transportation	Logistics	Other	Total
Operating revenues	$529,375	$244,244	$325	$773,944
Eliminated inter-segment revenues	472	128	—	600
Income from operations	21,481	46,032	(2,153)	65,360
Total assets	228,721	85,008	21,519	335,248

(13)	Commitments and Contingencies

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

At September 27, 2014, approximately 36.0% of our employees in the United States, Mexico and Canada are subject to collective bargaining agreements that are renegotiated periodically, none of which are subject to contracts that expire in 2014.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provided new accounting guidance related to revenue recognition. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flow.

(15)	Subsequent Events

On October 23, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on November 3, 2014 and expected to be paid on November 13, 2014. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

Effective September 29 2014, the Company acquired certain assets of Bull’s-Eye Express, Inc. and its several affiliated companies, or Bull’s-Eye, based in Albany, Missouri through a Limited Asset Purchase Agreement for $1.6 million. Bull’s-Eye is a regional provider of industrial equipment transportation and freight consolidation services and is strategically positioned to service customers in the Midwest.

Effective October 26, 2014, the Company acquired selected assets, operations and businesses in connection with international border crossing freight processing and customs documentation and compliance services from related parties for $0.1 million.

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

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and thirty-nine weeks ended September 27, 2014 and September 28, 2013, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Operating revenues:
Transportation services	65.1%	69.1%	64.6%	68.1%
Value-added services	22.9	18.3	24.1	19.0
Intermodal services	12.0	12.6	11.3	12.9

Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and thirty-nine weeks ended September 27, 2014 and September 28, 2013, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	53.0	54.8	51.3	54.2
Direct personnel and related benefits	15.7	16.8	17.5	17.2
Commission expense	3.9	3.9	3.6	3.8
Operating expenses (exclusive of items shown seperately)	9.4	7.2	10.1	7.5
Occupancy expense	2.1	1.8	2.2	1.9
Selling, general, and administrative	3.4	3.0	3.6	3.2
Insurance and claims	2.1	2.1	2.0	1.9
Depreciation and amortization	2.8	1.8	2.7	1.9

Total operating expenses	92.4	91.4	93.0	91.6

Income from operations	7.6	8.6	7.0	8.4
Interest and other non-operating income (expense), net	(0.6)	(0.4)	(0.7)	(0.3)

Income before provision for income taxes	7.0	8.2	6.3	8.1
Provision for income taxes	2.7	3.0	2.4	3.0

Net income	4.3%	5.2%	3.9%	5.1%

Thirteen Weeks Ended September 27, 2014 Compared to Thirteen Weeks ended September 28, 2013

Operating revenues. Operating revenues for the thirteen weeks ended September 27, 2014 increased by $40.4 million, or 15.4%, to $302.1 million from $261.7 million for the thirteen weeks ended September 28, 2013. Included in operating revenues are fuel surcharges, where separately identifiable, of $30.4 million for the thirteen weeks ended September 27, 2014, which compares to $29.1 million for the thirteen weeks ended September 28, 2013. Revenues from our transportation segment increased $22.4 million, or 12.3%, and income from operations increased $2.0 million, or 23.7% compared to the same period last year. The transportation segment, particularly in our retail and oil and gas related services, experienced solid increases. In our logistics segment, revenues increased $18.1 million, or 22.6%, over the same period last year, which was primarily attributable to our acquisition of Westport in December 2013. Income from operations in our logistics segment decreased $1.4 million, or 9.1%, to $14.0 million compared to the same period last year, and also included the results of Westport, which contributed approximately $3.2 million to income from operations. The sequential operating margins in the third quarter of 2014 are comparable to the second quarter of 2014 at 14.3% and 14.4%, respectively. However, when compared to the third quarter of 2013, operating margins remain compressed due to price and cost challenges with our two largest dedicated transportation customers.

The increase in consolidated operating revenues is the result of increases in our transportation services of $15.9 million, $21.2 million in our value-added service operations, which included $24.5 million from Westport, and $3.3 million in our intermodal services. We experienced an increase in total transportation demand in our key markets, particularly in retail and oil and gas, as well as improved pricing. The number of loads from our transportation operations increased to 164,000 for the thirteen weeks ended September 27, 2014 compared to 154,000 for thirteen weeks ended September 28, 2013. Our operating revenue per loaded mile, excluding fuel surcharges, increased to $2.65 from $2.47 for thirteen weeks ended September 28, 2013.

The decreased demand in value-added services excluding Westport was primarily due to seasonal supply chain adjustments by our automotive and industrial customers, as well as the impact of certain value-added service operations that had closed previously during the year. At September 27, 2014, we provided value-added services at 45 locations, including 4 Westport locations, compared to 43 at September 28, 2013.

Our intermodal operations experienced increases in both operating revenues per loaded mile and in the number of loads hauled. The number of intermodal loads increased to 81,000 for the thirteen weeks ended September 27, 2014 compared to 76,000 for the thirteen weeks ended September 28, 2013, and our operating revenue per loaded mile, excluding fuel surcharges, increased to $4.41 from $3.87 for thirteen weeks ended September 28, 2013.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended September 27, 2014 increased by $16.9 million, or 11.8%, to $160.3 million from $143.4 million for the thirteen weeks ended September 28, 2013. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues increased 9.0% to $233.0 million for the thirteen weeks ended September 27, 2014 compared to $213.7 million for the thirteen weeks ended September 28, 2013. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 53.0% for the thirteen weeks ended September 27, 2014 from 54.8% for the thirteen weeks ended September 28, 2013. This decrease is primarily due to a decrease in combined transportation and intermodal service revenues as a percentage of total revenues. Transportation and intermodal services revenues combined comprise 77.1% of total operating revenues for the thirteen weeks ended September 27, 2014 compared to 81.7% for same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended September 27, 2014 increased by $3.5 million, or 8.0%, to $47.4 million compared to $43.9 million for the thirteen weeks ended September 28, 2013. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase with the level of demand for our value-added services and staffing needs of our operations. The increase in direct personnel and related benefits expense was primarily due to the operations of Westport, which totaled $7.1 million. As a percentage of operating revenues, personnel and related benefits expenses decreased to 15.7% for the thirteen weeks ended September 27, 2014, compared to 16.8% for the thirteen weeks ended September 28, 2013. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total operating revenues are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirteen weeks ended September 27, 2014 increased by $1.6 million, or 15.8%, to $11.7 million from $10.1 million for the thirteen weeks ended September 28, 2013. The absolute increase was primarily due to the increase in our operating revenues from transportation and intermodal services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense remained consistent at 3.9% for the both thirteen weeks ended September 27, 2014 and September 28, 2013.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $9.4 million, or 49.7%, to $28.3 million for the thirteen weeks ended September 27, 2014, compared to $18.9 million for the thirteen weeks ended September 28, 2013. As a percentage of operating revenues, operating expenses

(exclusive of items shown separately) increased to 9.4% for the thirteen weeks ended September 27, 2014 from 7.2% for the thirteen weeks ended September 28, 2013. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase was primarily due to the operations of Westport, which totaled $8.3 million in operating expenses (exclusive of items shown separately). Other increases include increased fuel expenses on company owned tractors of $0.6 million, $0.5 million in repair and maintenance expense, and $0.2 million in permit and plate expenses.

Occupancy expense. Occupancy expense for the thirteen weeks ended September 27, 2014 increased by $1.8 million, or 38.3%, to $6.5 million from $4.7 million for the thirteen weeks ended September 28, 2013. As a percentage of operating revenues, occupancy expense increased to 2.1% for the thirteen weeks ended September 27, 2014 compared to 1.8% for the thirteen weeks ended September 28, 2013. The absolute increase in occupancy expense is primarily attributable to the operations of Westport, which contributed approximately $1.4 million in additional building rents and related costs during the period.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended September 27, 2014 increased by $2.4 million, or 30.4%, to $10.3 million from $7.9 million for the thirteen weeks ended September 28, 2013. As a percentage of operating revenues, selling, general and administrative expense increased to 3.4% for the thirteen weeks ended September 27, 2014 compared to 3.0% for the thirteen weeks ended September 28, 2013. The largest component of selling, general and administrative expense, salaries and wages, increased $1.9 million, including $0.6 million attributable to Westport. Additional increases include increases in bad debt expense of $0.5 million and other selling, general and administrative costs totaling $0.5 million. These increases were partially offset by a decrease in professional fees of $0.5 million.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended September 27, 2014 increased by $0.8 million, or 14.5%, to $6.3 million from $5.5 million for the thirteen weeks ended September 28, 2013. As a percentage of operating revenues, insurance and claims remained consistent at 2.1% for the both the thirteen weeks ended September 27, 2014 and September 28, 2013. The absolute increase was primarily the result of increases in our cargo and service claims expense of $1.4 million, which was partially offset by a decrease in auto liability insurance premiums and claims expense of $0.7 million.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended September 27, 2014 increased by $3.8 million, or 80.9%, to $8.5 million from $4.7 million for the thirteen weeks ended September 28, 2013. The absolute increase is primarily the result of the acquisition of Westport. Amortization on Westport’s acquired intangible assets was $2.1 million, while depreciation expense on acquired machinery, equipment and leasehold improvement was approximately $0.6 million. Additional increases in depreciation expense are attributable to the continued investment in capital expenditures which totaled $10.0 million during the third quarter of 2014. These increases were partially offset by decreases in certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $2.0 million for the thirteen weeks ended September 27, 2014, compared to $1.1 million for the thirteen weeks ended September 28, 2013. As of September 27, 2014 we had outstanding borrowings totaling $238.4 million, including $120.5 million advanced on December 19, 2013 in connection with our acquisition of Westport, compared to $124.0 million at September 28, 2013.

Other non-operating income. Other non-operating income remained consistent at $0.1 million for both the thirteen weeks ended September 27, 2014 and September 28, 2013. There were no significant or unusual items impacting other non-operating income.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended September 27, 2014 was $8.0 million compared to $7.7 million for the thirteen weeks ended September 28, 2013, based on an effective tax rate of 37.8% and 36.1%, respectively.

Thirty-nine Weeks Ended September 27, 2014 Compared to Thirty-nine Weeks ended September 28, 2013

Operating revenues. Operating revenues for the thirty-nine weeks ended September 27, 2014 increased by $115.1 million, or 14.9%, to $889.0 million from $773.9 million for the thirty-nine weeks ended September 28, 2013. Included in operating revenues are fuel surcharges, where separately identifiable, of $91.3 million for thirty-nine weeks ended September 27, 2014, which compares to $88.6 million for the thirty-nine weeks ended September 28, 2013. Revenues from our transportation segment increased $45.3 million, or 8.6%, and income from operations increased $3.9 million, or 18.0% compared to the same period last year. In our logistics segment, revenues increased $69.8 million, or 28.6%, over the same period last year, and included $76.1 million of revenues from our December 2013 acquisition of Westport. Income from operations in our logistics segment decreased $6.3 million, or 13.6%, to $39.8 million compared to the same period last year, and also included the results of Westport, which contributed approximately $10.3 million to income from operations. Year-to-date operating margins continue to reflect the negative impact of the harsh weather conditions we experienced during the first quarter of 2014, as well as the price and cost challenges associated with our two largest dedicated transportation customers. Sequentially, year-to-date operating margins through the third quarter of 2014 have improved compared to the second quarter of 2014 at 12.7% and 11.9%, respectively.

The increase in consolidated operating revenues was primarily the result of a $46.9 million increase in our transportation services and $76.1 million of acquisition revenue from Westport in our value-added service operations. These increases were partially offset by a decrease of $8.3 million in our existing value-added service business. The increase in transportation services was the result of both higher load volumes and improved operating revenues per loaded mile. The number of loads from our transportation operations increased to 482,000 for the thirty-nine weeks ended September 27, 2014 compared to 464,000 for thirty-nine weeks ended September 28, 2013. Our operating revenue per loaded mile, excluding fuel surcharges increased to $2.58 from $2.38 for thirty-nine weeks ended September 28, 2013.

The decreased demand in value-added services excluding Westport was primarily due to the phase out of an aerospace operation due to reductions in military spending, in-sourcing at an industrial customer’s value-added service operations, the closing of operations at an automotive customer’s location, and seasonal supply chain adjustments. At September 27, 2014, we provided value-added services at 45 locations, including 4 Westport locations, compared to 43 at September 28, 2013.

Our intermodal operations also experienced an increase in operating revenues per loaded mile; however, this increase was almost entirely offset by a decrease in the number of loads hauled and a $8.2 million reduction in our domestic container-related operations with an affiliate. Our operating revenue per loaded mile, excluding fuel surcharges, increased to $4.27 from $3.68 for thirty-nine weeks ended September 28, 2013; however, the number of intermodal loads decreased to 226,000 for the thirty-nine weeks ended September 27, 2014 compared to 235,000 for thirty-nine weeks ended September 28, 2013.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirty-nine weeks ended September 27, 2014 increased by $36.6 million, or 8.7%, to $456.2 million from $419.6 million for the thirty-nine weeks ended September 28, 2013. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues increased 7.5% to $674.4 million for the thirty-nine weeks ended September 27, 2014 compared to $627.1 million for the thirty-nine weeks ended September 28, 2013. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 51.3% for the thirty-nine weeks ended September 27, 2014 from 54.2% for the thirty-nine weeks ended September 28, 2013. This decrease is primarily due to a combined decrease in transportation and intermodal service revenues as a percentage of total operating revenues. Transportation and intermodal services revenues combined comprise 75.9% of total operating revenues for the thirty-nine weeks ended September 27, 2014 compared to 81.0% for the thirty-nine weeks ended September 28, 2013.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirty-nine weeks ended September 27, 2014 increased by $22.4 million, or 16.9%, to $155.3 million compared to $132.9 million for the thirty-nine weeks ended September 28, 2013. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase with the level of demand for our value-added services and staffing needs of our operations. The increase in direct personnel and related benefits expense was primarily due to the operations of Westport, which accounted for $22.5 million of the increase. As a percentage of operating revenues, personnel and related benefits expenses increased to 17.5% for the thirty-nine weeks ended September 27, 2014, compared to 17.2% for the thirty-nine weeks ended September 28, 2013. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services. The loss of productivity and additional labor and overtime needs to meet customer service obligations during the harsh winter experienced in the first quarter of 2014, and the lower productivity during the start-up phase of a dedicated transportation contract awarded in the second quarter 2014 both negatively impacted the year-to-date results.

Commission expense. Commission expense for the thirty-nine weeks ended September 27, 2014 increased by $3.1 million, or 10.6%, to $32.4 million from $29.3 million for the thirty-nine weeks ended September 28, 2013. The absolute increase was primarily due to the increase in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.6% for the thirty-nine weeks ended September 27, 2014 compared to 3.8% for the thirty-nine weeks ended September 28, 2013. As a percentage of operating revenues, the decrease in commission expense is due to an increase in our value-added services operations, including Westport, where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $31.8 million, or 55.0%, to $89.6 million for the thirty-nine weeks ended September 27, 2014, compared to $57.8 million for the thirty-nine weeks ended September 28, 2013. As a percentage of operating revenues, operating expenses (exclusive of items shown separately) increased to 10.1% for the thirty-nine weeks ended September 27, 2014 from 7.5% for the thirty-nine weeks ended September 28, 2013. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase was primarily due to the operations of Westport, which totaled $25.3 million in operating expenses (exclusive of items shown separately). Additional increases include increased fuel expenses on company owned tractors of $2.6 million, repair and maintenance expense of $1.8 million and other operating expenses of $1.2 million.

Occupancy expense. Occupancy expense for the thirty-nine weeks ended September 27, 2014 increased by $5.0 million, or 33.6%, to $19.9 million from $14.9 million for the thirty-nine weeks ended September 28, 2013. As a percentage of operating revenue, occupancy expense increased to 2.2% for the thirty-nine weeks ended September 27, 2014 compared to 1.9% for the same period last year. The absolute increase in occupancy expense is primarily attributable to the operations of Westport, which contributed approximately $4.4 million in additional building rents and related costs during the period.

Selling, general and administrative. Selling, general and administrative expense for the thirty-nine weeks ended September 27, 2014 increased by $7.3 million, or 29.9%, to $31.7 million from $24.4 million for the thirty-nine weeks ended September 28, 2013. As a percentage of operating revenues, selling, general and administrative expense increased to 3.6% for the thirteen weeks ended September 27, 2014 compared to 3.2% for the thirteen weeks ended September 28, 2013. The largest component of selling, general and administrative expense, salaries, wages and related benefits, increased $5.7 million, including $2.0 million attributable to Westport. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended September 27, 2014 increased by $3.0 million, or 20.1%, to $17.9 million from $14.9 million for the thirty-nine weeks ended September 28, 2013. As a percentage of operating revenues, insurance and claims expense increased slightly to 2.0% for the thirty-nine weeks ended September 27, 2014 from 1.9% for the thirty-nine weeks ended September 28, 2013. The absolute increase was primarily the result of an increase in cargo and service claims expense of $2.8 million.

Depreciation and amortization. Depreciation and amortization expense for the thirty-nine weeks ended September 27, 2014 increased by $9.4 million, or 63.9%, to $24.1 million from $14.7 million for the thirty-nine weeks ended September 28, 2013. The absolute increase is primarily the result of the acquisition of Westport. Amortization on Westport’s acquired intangible assets was $6.3 million, while depreciation expense on acquired machinery, equipment and leasehold improvement was approximately $1.9 million. Additional increases in depreciation expense are attributable to the significant investment in capital expenditures which totaled $40.2 million in the thirty-nine weeks ended September 27, 2014. These increases were partially offset by decreases in certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $6.1 million for the thirty-nine weeks ended September 27, 2014 compared to $3.1 million for the thirty-nine weeks ended September 28, 2013. As of September 27, 2014, we had outstanding borrowings totaling $238.4 million, including $120.5 million advanced on December 19, 2013 in connection with our acquisition of Westport, compared to $124.0 million at September 28, 2013.

Other non-operating income. Other non-operating income for the thirty-nine weeks ended September 27, 2014 was $0.3 million compared to $0.4 million for the thirty-nine weeks ended September 28, 2013. There were no significant or unusual items impacting other non-operating income.

Provision for income taxes. Provision for income taxes for the thirty-nine weeks ended September 27, 2014 was $21.4 million compared to $23.3 million for the thirty-nine weeks ended September 28, 2013, based on an effective tax rate of 38.1% and 37.3%, respectively.

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

During the thirty-nine weeks ended September 27, 2014, our capital expenditures totaled $40.2 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Over the next 12 months, exclusive of acquisitions of businesses, we expect to incur capital expenditures in the range of 3.5% to 5% of operating revenues for the acquisition of transportation equipment, to support our value-added service operations and for the acquisition of real property and improvements to our existing terminal yard and container facilities. Our capital expenditures as a percentage of operating revenues are somewhat higher in 2014 compared to historical levels in the range of 2% to 3% to support a recent logistics award and a value-added opportunity we are currently pursuing.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock. We paid $0.21 per common share, or $6.3 million, during the thirty-nine week period ended September 27, 2014. On October 23, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on November 3, 2014 and is expected to be paid on November 13, 2014. Declaration of future cash dividends are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

We expect that our cash flow from operations, working capital and available borrowings will be sufficient to meet our capital commitments and fund our operational needs for at least the next twelve months. Based on the availability of borrowings under our credit facilities, against our marketable security portfolio and other financing sources, and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

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

All obligations under the Credit Agreement are unconditionally guaranteed by our material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. At September 27, 2014, the Company was in compliance with its debt covenants. At September 27, 2014, our $56.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $127.7 million, of which, $108.5 were available for borrowing pursuant to the agreement.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 1.10%, and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of September 27, 2014 there was no outstanding balance under the line of credit, and the maximum available borrowings against the line of credit were $5.9 million.

Discussion of Cash Flows

At September 27, 2014, we had cash and cash equivalents of $10.0 million compared to $10.2 million at December 31, 2013. Net cash provided by operating activities was $50.3 million, while we used $39.0 million in investing activities and $11.2 million in financing activities.

The $50.3 million in net cash provided by operations was primarily attributed to $34.9 million of net income which reflects non-cash depreciation and amortization, gains on the sales property and equipment, provisions for doubtful accounts, amortization of debt issuance costs and a change in deferred income taxes totaling $23.0 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $7.6 million. The increase in the working capital position is primarily the result of an increase in accounts receivable due to increased revenues. This increase was partially offset by a decrease in prepaid expenses and other assets, as well as increases in accounts payable, accrued expenses and other current liabilities, insurance and claims accruals and in other long-term liabilities. Affiliate transactions decreased net cash provided by operating activities during the thirty-nine weeks ended September 27, 2014 by $0.1 million. This decrease consisted of a decrease in receivable from affiliates of $2.0 million and a decrease in accounts payable to affiliates of $1.9 million.

The $39.0 million in net cash used in investing activities consisted of $40.2 million of capital expenditures, partially offset by $1.2 million in proceeds from the sale of property and equipment.

Net cash used in financing activities totaled $11.2 million. As of September 27, 2014, we had outstanding borrowings totaling $238.4 million compared to $237.5 million at December 31, 2013. During the thirty-nine weeks ended September 27, 2014, we utilized our revolving credit facility to provide liquidity to fund our capital expenditures on a short-term basis. We also paid cash dividends of $6.3 million, and used $4.7 million for purchases of treasury stock pursuant to our share repurchase program and $1.1 million to pay capital lease obligations.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”, of our Form 10-K for the year ended December 31, 2013. There have been no changes in our accounting policies during the thirteen weeks ended September 27, 2014.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended September 27, 2014. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2014, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 27, 2014 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its Common Stock during the period from June 29, 2014 to September 27, 2014, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
June 28, 2014			—	800,000
June 29, 2014 - July 26, 2014	—	$—	—	800,000
July 27, 2014 - Aug. 23, 2014	13,421	24.37	—	800,000
Aug. 24, 2014 - Sept. 27, 2014	—	—	—	800,000

Total	13,421	$24.37	—	800,000

On June 30, 2014, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market. There have not been any purchases of shares under this authorization. The Company did, however, acquire 13,421 shares of common stock during the third fiscal quarter pursuant to its right of first refusal under restricted stock bonus award agreements.

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

Universal Truckload Services, Inc.
(Registrant)

Date: November 5, 2014	By:	/s/ David A. Crittenden
David A. Crittenden Chief Financial Officer

Date: November 5, 2014	By:	/s/ H.E. “Scott” Wolfe
H.E. “Scott” Wolfe Chief Executive Officer