Form 10-K
period 2014-12-31
Universal Truckload Services, Inc.
filed 2015-03-16
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 28, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 27, 2014, as reported by The Nasdaq Stock Market, was approximately $199.7 million (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

The number of shares of common stock, no par value, outstanding as of March 2, 2015, was 29,997,784.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document when filed, to the extent specified in this report, are incorporated by reference in Part III of this report:

Document	Incorporated by reference in:
Proxy Statement for 2015 Annual Meeting of Shareholders	Part III, Items 10 - 14

UNIVERSAL TRUCKLOAD SERVICES, INC.

2014 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1: BUSINESS

Overview

Universal is a leading asset-light provider of customized transportation and logistics solutions throughout the United States, Mexico, Canada, and Colombia. We provide our customers with supply chain solutions that can be scaled to meet their changing demands and volumes. We offer our customers a broad array of services across their entire supply chain, including transportation, value-added, and intermodal services. Our customized solutions and flexible business model are designed to provide us with a highly variable cost structure.

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

Effective on December 31, 2014, we executed a plan to reduce the number of our subsidiaries, re-naming and re-branding our principal surviving operating subsidiaries to emphasize the first word in the Company’s name, Universal. The organizational streamlining plan included the statutory merger of certain subsidiaries, along with the transfer of certain business units between subsidiaries. The plan was undertaken to enhance marketing and customer attraction efforts, while reducing legal entity accounting, tax and regulatory compliance requirements and enhancing internal administrative effectiveness.

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

We provide a comprehensive suite of transportation and logistics solutions that allow our customers and clients to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of transportation logistic services to large customers in specific industry sectors, through a network of agents who solicit freight business directly from shippers, and through company-managed facilities and full service freight forwarding and customs house brokerage offices. At December 31, 2014, we had an agent network totaling approximately 388 agents, and we operated 53 company-managed terminal locations and provided services at 45 logistics locations throughout the United States, Mexico and Canada.

We generate substantially all of our revenues through fees charged to customers for the transportation of freight and for the customized logistics services we provide. We also derive revenue from fuel surcharges, where separately identifiable, loading and unloading activities, equipment detention, container management and storage and other related services. Operations aggregated in our transportation segment are associated with individual freight shipments coordinated by our agents, company-managed terminals and specialized services operations. In contrast, operations aggregated in our logistics segment deliver value-added services and transportation services to specific customers on a dedicated basis, generally pursuant to contract terms of one year or longer. Our segments are distinguished by the amount of forward visibility we have in regards to pricing and volumes, and also by the extent to which we dedicate resources and company-owned equipment. For more information on our segment reporting, see Part II, Item 8: Note 17 to the Consolidated Financial Statements.

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

Industry

The transportation and logistics services industry involves the management and transportation of materials and inventory throughout the supply chain. The logistics industry is an integral part of the global economy. Global logistics costs in 2013 totaled $8.6 trillion, or 11.6% of global GDP, according to estimates by Armstrong & Associates.

According to the American Trucking Associations, or ATA, revenue in the trucking industry in 2013 was estimated at approximately $681.7 billion and accounted for more than 81% of domestic spending on freight transportation. The trucking industry is highly competitive on the basis of service and price and is integral to many industries operating in the United States. Customers generally choose truck transportation over other surface transportation modes due to the industry’s higher levels of reliability, shipment integrity and speed.

As supply chains have become more complex, many companies have outsourced logistics functions to third-party logistics (3PL) providers. U.S. 3PL revenues in 2013 totaled $146.4 billion, according to Armstrong & Associates. Through outsourcing, companies can realize the following benefits: reduced supply chain costs, minimization of investment in non-core assets, increased operational flexibility, access to greater visibility in the supply chain and improved customer service. We believe that increased globalization of trade, security and regulatory concerns, demand for greater supply chain integration and visibility, and ongoing competitive pressures to reduce costs and improve customer service will continue to drive outsourcing decisions.

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

•

Transportation. Transportation services represented approximately $769.3 million, or 64.6%, of our operating revenues in 2014. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries. We use a variety of general use and specialized trailer types. Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation providers. We broker freight to third party transportation providers to complement our available capacity. Our transportation services also include full service international freight forwarding, customs house brokerage services, and final mile and ground expedite services, which we refer to collectively as specialized services.

•

Value-added. Value-added services represented approximately $284.5 million, or 23.9%, of our operating revenues in 2014. We operate, manage or provide transportation services at 45 logistics locations in the United States, Mexico and Canada. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. Fifteen facilities are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production process. Our proprietary information technology platform is integrated with our customers’ and their vendors’ information technology networks, allowing real-time, end-to-end supply chain visibility. As a result of our close integration with our customers, most of our value-added services are contracted for the duration of our customers’ production programs, which typically last three to five years.

•

Intermodal support. Intermodal support services represented $137.7 million, or 11.6%, of our operating revenues in 2014. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer and drayage services.

Our agreements with customers typically follow one of two patterns: transactional or contractual. Transactional agreements are associated with individual freight shipments coordinated by our agents, company-managed terminals and specialized services operations. For the years ended December 31, 2014 and 2013, transactional arrangements generated 66.2% and 68.3%, respectively, of total revenues. Contractual agreements comprise the balance of our revenues and are for the delivery of value-added services or transportation services that are on an exclusive basis. The pricing structure of value-added services contracts, which often are three to five years in duration, compensate for the physical resources and labor that support material handling, sequencing, sub-assembly and various other value-added processes, including both variable-cost and fixed-price components. Contract-based transportation services relate to dedicated truckload services and typically have a contract term of one year. Contracts are priced as if we are paid on a round-trip basis, eliminating the need for us to acquire customers with freight moving in opposing lanes in order to maintain utilization of our equipment. Transportation and intermodal services revenue is primarily derived from fees charged based on miles, but also includes billing for fuel surcharges, loading and unloading activities, container management and other related services. Fuel surcharges, where separately identifiable, comprise $119.7 million and $118.6 million of our total operating revenues in 2014 and 2013, respectively. Fees charged to customers by our full service international freight forwarding and customs house brokerage are based on the specific means of forwarding or delivering freight on a shipment-by-shipment basis.

Asset Light Strategy

We employ an asset-light business model that lowers our capital expenditure requirements and which we believe improves investment returns and cash flow generation. In general, our facilities used in our value-added services are leased on terms that are either substantially matched to our customers’ contracts or are month-to-month or are provided to us by our customers. We also utilize owner-operators and third-party carriers to provide a significant portion of our transportation and specialized services. Approximately 80% of the tractors and 38% of the trailers used in our business are provided by our owner-operators. In addition, our use of agents reduces our need for sizable terminals. The primary physical assets we provide include a portion of our trailer fleet, our intermodal depot facilities, subassembly and warehousing equipment, our headquarters facility and our management information systems.

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

•

Targeted capital expenditures. Limiting our investment in facilities, tractors and trailers or, alternatively, recovering investment costs through customer contracts, reduces our capital needs and allows us to grow organically with relatively modest capital investment. This allows us to devote our financial resources to fund our expansion strategy, including acquisitions. As a percentage of operating revenues, our capital expenditures were 5.0%, 1.6% and 2.9%, during each of the years ending December 31, 2014, 2013 and 2012, respectively.

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

Growth Strategy

We believe that our flexible business model offers substantial opportunities to grow. By continuing to implement our strategy, we believe that we can continue to increase our revenues and profitability, while generating a higher return on assets than many of our asset-based competitors. The key elements of our strategy are as follows:

•

Expand our network of agents and owner-operators. Increasing the number of agents and owner-operators has been a driver of our historical growth in transactional transportation services. We intend to continue to recruit qualified agents and owner-operators in order to penetrate new markets and expand our operations in existing markets. Our agents typically focus on a small number of shippers in a particular market and are attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities. With their detailed knowledge of local trucking markets, our agents serve as a platform for recruiting additional owner-operators. In addition, we believe that the current environment of increasing costs and industry consolidation has created substantial uncertainty for agents, owner-operators and shippers. This uncertainty has led to a desire within these constituencies to associate themselves with a stable company that has an established market presence, and we have successfully converted small independent trucking companies into agents and owner-operators. In addition, we intend to supplement our growth through the expansion of company managed terminals.

•

Continue to capitalize on strong industry fundamentals and outsourcing trends in the U.S. 3PL market. According to Armstrong & Associates, gross revenue for the U.S. 3PL market grew at a compound annual rate of 9.6% since 1996 to $146.4 billion in 2013. We believe long-term industry growth will be supported by manufacturers seeking to outsource non-core logistics functions to cost-effective third-party providers that can efficiently manage increasingly complex global supply chains. We intend to leverage our integrated suite of transportation and logistics services, our network of facilities in the United States, Mexico and Canada, our long-term customer relationships, and our reputation for operational excellence to capitalize on favorable industry fundamentals and growth expectations.

•

Target further penetration of key customers in the North American automotive industry. The automotive industry is one of the largest users of global outsourced logistics services, providing us growth opportunities with both existing and new customers. In 2014, this sector comprised approximately 28% of our operating revenues. We intend to capitalize on anticipated continued growth in outsourcing of higher value logistics services in the automotive sector such as sub-assembly and sequencing, which link directly into production lines and require specialized capabilities, technological expertise and strict quality controls. We believe we are well positioned to capitalize on this increased outsourcing activity as a result of our extensive experience and enduring customer relationships. We regularly pursue opportunities to further penetrate our core automotive customer base by leveraging our position in the supply chains of our Original Equipment Manufacturer (OEM) customers to extend our services to their suppliers and by cross-selling a wide range of transportation and specialized services to existing customers. For instance, these opportunities occur where we provide sequencing services from our facility to an OEM. Typically, our facility is located within five miles of the OEM’s plant. If the OEM requires its suppliers, which are often hundreds of miles away, to keep inventory near the plant and deliver small quantities of materials or goods several times a day, the suppliers may engage us to perform those services. This cross-selling of services has led to multiple vendor managed inventory contracts with the OEM’s suppliers. We are also targeting and expect to increase delivery of services to Tier I automotive component suppliers and foreign-owned automotive manufacturers operating in North America. We also expect to capitalize on opportunities to cross-sell additional logistics services to existing customers.

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

•

Expand our logistics services capabilities and geographical reach. We intend to continue to expand our portfolio of services in response to customer demands for greater innovation and responsiveness from their logistics providers. We will also continue to pursue high growth sectors within our specialized transportation services, such as expedited ground transportation and international freight forwarding. In addition, we intend to increase penetration of our services into other regions of the United States and in international markets, primarily in Mexico.

•

Expand our intermodal support services. We intend to continue to grow our intermodal support services by expanding our service offerings, acquiring or renting additional intermodal facilities and expanding our network of intermodal agents. We will evaluate future intermodal facility sites based on regional and international shipping volumes and market saturation. We currently operate 11 full service container yards located in the mid-western and south-western United States and own over 1,800 chassis and containers. Our facilities provide container and chassis inventory systems, full service repair facilities, and overhead lift capabilities. We believe that providing container and chassis management as well as bonded customs services will allow us the opportunity to provide additional services for our customers.

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

information systems that enable our agents to broker these contracts to third party carriers. We intend to continue to grow our brokerage business both through our agent network and through our company managed brokerage operations.

•

Make strategic acquisitions. The transportation and logistics industry is highly fragmented, with hundreds of small and mid-sized competitors that are either specialized in specific vertical markets, specific service offerings, or limited to local and regional coverage. In the near term we expect to focus on organic growth; however, we will continue to selectively evaluate and pursue acquisitions that will enhance our service capabilities, expand our geographic network and/or diversify our customer base.

Customers

We provide a comprehensive suite of transportation and logistics services to a wide variety of customers throughout the United States, Mexico, Canada, and Colombia, including a number of Fortune 500 and multi-national companies across a wide range of industries. Our customers are largely concentrated in the automotive, steel, oil and gas, alternative energy, and manufacturing industries geographically located throughout the United States. A significant portion of our revenue also results from our providing capacity to other transportation companies who aggregate loads from a variety of shippers in these and other industries. Many of our customers are large or middle-market corporations engaged in the design, manufacture and sale of higher value-added products that involve long or complex in-bound supply chains or aftermarket distribution networks. We develop and deliver customized, customer-centric supply chain solutions from a broad portfolio of services, creating additional value for customers seeking a single point of contact for logistics solutions. A significant portion of our revenues are derived from the domestic auto industry. During the fiscal years ended December 31, 2014, 2013 and 2012, aggregate sales in the automotive industry totaled 28.4%, 33.8% and 30.7% of revenue, respectively. During 2014, General Motors accounted for approximately 9.7% of our total operating revenues and sales to our top 10 customers, including General Motors, totaled 36.1%.

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

Agents

A significant portion of the interaction with our shippers is provided by our agents. Over 50% of the freight we hauled in 2014 was solicited and controlled by our agents, with the balance generated by company-managed terminals and full service freight forwarding and customs house brokerage offices. Agents accounted for approximately 38% of our total operating revenues, and our top 100 agents in 2014 generated approximately 32% of our annual operating revenues. Of our approximately 388 agents, 288 generated more than $100,000 of operating revenues and 125 generated more than $1.0 million of operating revenues in 2014. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

Owner-Operators

Owner-operators are individuals who own, operate and maintain one or more tractors for which they either provide drivers or drive themselves. Our owner-operators provide us with approximately 3,300 tractors, which represent 80% of the tractors used in our transportation services business. Owner-operators also may own trailers that they provide to us in addition to their tractor and driving services. Our owner-operators provide approximately 1,675 trailers, which represent approximately 38% of the trailers we use in our business. Owner-operators are responsible for all expenses of owning and operating their equipment, including the wages and benefits paid to any drivers, fuel, physical damage insurance, maintenance, fuel taxes, highway use taxes and debt service.

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

Revenue Equipment

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment including company-owned equipment, equipment provided by owner-operators, and leased equipment. The following table represents our Company-operated fleet and owner-operator pool used to provide transportation services as of December 31, 2014:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	992	3,333	4,325
Yard Tractors	83	—	83
Trailers	4,614	1,677	6,291
Chassis	954	—	954
Containers	800	—	800

Employees

As of December 31, 2014, we employed 4,218 people in the United States, Mexico and Canada. During the year ended December 31, 2014, we also engaged, on average, the full-time equivalency of 1,528 people on a contract basis.

As of December 31, 2014, approximately 1,512 of our employees were members of unions and subject to collective bargaining agreements of which approximately 20% are subject to contracts that expire in 2015. Certain of our customers require that our employees are union members at specific locations. Currently, we have 12 collective bargaining agreements with four unions, including the United Auto Workers, the International Brotherhood of Teamsters, the Canadian Auto Workers, and the Mexican Confederation of Workers. Substantially all of our unionized facilities in the United States have a separate agreement with the union that represents workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. In general, we have not experienced a material work stoppage, slow-down or strike, and we believe our relationship with our employees is good. We provide 401(k) retirement savings programs for our workers. Other than a program for 9 Canadian employees, we do not offer any defined benefit pension programs.

Facilities

Our corporate headquarters and administrative offices are located in Warren, Michigan. We own our corporate administrative offices, as well as terminal yards and other properties in the following locations: Dearborn,

Michigan; Louisville, Kentucky; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Cleveland, Ohio; Gary, Indiana; Dallas, Texas; South Kearny, New Jersey; Rural Hall, North Carolina; Garden City, Georgia; Millwood, West Virginia; Memphis, Tennessee; and Albany, Missouri, offices in Tampa, Florida; Houston, Texas and a condominium in Monroeville, Pennsylvania. As of December 31, 2014, we leased 83 operating, terminal and yard, and administrative facilities in various U.S. cities located in 29 states, in Milton, Ontario; London, Ontario; Windsor; Ontario, and in San Luis Potosí, Mexico. We also deliver services inside or linked to 17 facilities provided by customers. To support our asset-light business model, we generally try to coordinate the length of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

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

Our customers and federal regulations generally require that we provide insurance for auto liability and general liability claims up to $1.0 million per occurrence. Accordingly, in the United States, we purchase such insurance from a licensed casualty insurance carrier providing a minimum $1.0 million of coverage for individual auto liability and general liability claims. The carrier is a related party. We are self-insured for auto and general liability claims above $1.0 million unless riders are sought to satisfy individual customer or vendor contract requirements. A liability is recognized for the estimated cost of all self-insured claims and for claims expected to exceed our policy limit, based on our knowledge of the facts and, in certain cases, opinions of outside counsel, including estimates of incurred but not reported claims based on historical experience. These financial reserves are periodically evaluated and adjusted to reflect estimated exposures related to our open auto liability and general liability claims. In Mexico, our operations and investment in equipment are insured through an internationally recognized third-party insurance underwriter.

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

Government Regulation

Our operations are regulated and licensed by various U.S. federal and state agencies, as well as comparable agencies in Mexico, Canada, and Colombia. Interstate motor carrier operations are subject to the broad regulatory powers, to include safety and insurance requirements, prescribed by the Federal Motor Carrier Safety Administration (FMCSA), which is an agency of the U.S. Department of Transportation (DOT). Such matters as weight and equipment dimensions also are subject to United States federal and state regulation. We operate in the United States, throughout the regions we serve, under operating authority granted by the DOT. We are also subject to regulations relating to testing and specifications of transportation equipment and product handling requirements. In addition, our drivers and owner-operators must have a commercial driver’s license and comply with safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing.

In December 2011, the FMCSA published new final hours-of-service (HOS) rules, which they believe comply with a court-imposed settlement agreement, allowing commercial motor carrier drivers to continue to drive up to 11 hours within a 14-hour workday and mandate at least 10 consecutive off-duty hours between workdays. The rules also allow drivers to continue to restart their calculations of weekly on-duty time limits after having at least 34 consecutive hours off-duty. The rules include changes to the definition of “on-duty” time in a parked vehicle, and a second set of changes effective July 2013 include (1) requiring a driver to take a 30 minute “off-duty” break within the first eight hours of driving and (2) limiting a driver “restart” to once a week. Advocacy groups continue to challenge HOS regulations. The Company believes the FMCSA also still favors a 10-hour driving limit, which would yield a loss of 1-hour of service from current standards.

In December 2010, the FMCSA also initiated its Compliance Safety Accountability (CSA) initiative (formerly Comprehensive Safety Analysis 2010). The CSA system fundamentally changes the safety evaluation process for all motor carriers and includes a scope of enforcement to the driver level to make driver safety performance history more transparent to law enforcement and motor carriers. There is a rulemaking due to be published July 2015 that will propose setting standards for rating motor carriers based on these CSA scores alone unlike the previous process that required an onsite audit to rate the motor carrier for continued operation.

We are also preparing for an anticipated change in the manner in which commercial drivers will be required to document their HOS. In April 2010, the FMCSA published a regulation that would require interstate carriers, with documented patterns of HOS violations, to install electronic on-board recorders (EOBR) in their vehicles. EOBRs are devices attached to a vehicle that automatically record the number of hours a driver spends operating the vehicle. The current system is a manual log system. The ruling was challenged in Federal Court and was withdrawn by FMSCA, as the ruling did not protect drivers from possible harassment from the carrier. The FMCSA is working on a new proposed rulemaking to mandate the use of Electronic Log Devices (ELDs) in most motor vehicles governed by FMCSA regulations. This rulemaking is due to be published in November 2015, and will allow for input from all transportation stakeholders and should have implementation projected for some time in 2017.

Additionally, a change in liability insurance requirements is being proposed from the current federal standard of $750,000 to a new standard of $2 million.

Our international operations, which include facilities in Mexico, Canada and Colombia and transportation shipments managed by our specialized service operations, are impacted by a wide variety of U.S. government regulations and applicable international treaties. These include regulations of the U.S. Department of State, U.S. Department of Commerce, and the U.S. Department of Treasury. Regulations cover specific commodities, destinations and end-users. A certain portion of our specialized services operations is engaged in the arrangement of imported and exported freight. As such, we are subject to U.S. Customs regulations, which include significant notice and registration requirements. In various Canadian provinces, we operate transportation services under authority granted by the Ministries of Transportation and Communications.

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

The transportation industry is one of the largest sources of “greenhouse gas” emissions. National and international laws and initiatives to reduce and mitigate the asserted effects of such emissions could significantly impact transportation modes and the economics of the transportation industry. Absent mitigating technologies or government policies, environmental laws in this area have adversely affected our operating costs, business practices, and results of operations. California Air Resource Board has three programs in existence that require particulate filters for tractors and reefer trailers based on age, SmartWay tires and aerodynamic devices for trailers.

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

We maintain workers compensation and general liability insurance with licensed insurance carriers. We also maintain auto liability insurance up to a limit of $1,000,000 per occurrence unless riders are sought to satisfy individual customer or vendor contract requirements. We are self-insured for claims in excess of these limits and for all cargo, material handling and equipment damage claims.

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

On December 19, 2013, we entered into a second amendment to our secured credit agreement in connection with the acquisition of Westport USA Holding, LLC which allows borrowings totaling up to $300.0 million. At December 31, 2014, $235.3 million is borrowed under the credit agreement. As a result of our recent acquisitions, we are leveraged and have significant debt service obligations. Our expected level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of such indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents that will be governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

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

Our owner-operators bear the costs of operating their tractors, including the cost of fuel and fuel taxes. The tractors operated by our owner-operators consume large amounts of diesel fuel. Diesel fuel prices fluctuate greatly due to economic, political and other factors beyond our control. For example, average weekly diesel fuel prices ranged from $3.21 per gallon to $4.02 per gallon in 2014, compared with $3.82 per gallon to $4.16 per gallon in 2013. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our customers and pass these surcharges on to our owner-operators. These arrangements will not fully protect our owner-operators from fuel price increases. If costs for fuel escalate significantly it could make it more difficult to attract additional qualified owner-operators and retain our current owner-operators. Our owner-operators also may seek higher compensation from us in the form of higher commissions, which could have a materially adverse effect on our results of operations. If we lose the services of a significant number of owner-operators or are unable to attract additional owner-operators, it could have a materially adverse effect on our business and results of operations.

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

On December 19, 2013, we acquired Westport in a transaction pursuant to which Westport became our wholly owned subsidiary (the “Westport Acquisition”). The success of the Westport Acquisition will depend, in part, on our ability to integrate Westport’s business with our existing businesses. The diversion of our management’s attention from other operations and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Westport Acquisition and could adversely affect our business.

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

In December 2010, the FMCSA also initiated its Compliance Safety Accountability (CSA) initiative (formerly Comprehensive Safety Analysis 2010). The CSA system fundamentally changes the safety evaluation process for all motor carriers and includes a scope of enforcement to the driver/owner-operator level to make safety performance history more transparent to law enforcement and motor carriers. We believe the intent is to improve regulatory oversight of motor carriers and drivers. There is a rulemaking due to be published July 2015 that will proposed setting standards for rating motor carriers based on these CSA scores alone unlike the previous process that required an onsite audit to rate the motor carrier for continued operation.

We are also preparing for an anticipated change in the manner in which commercial drivers will be required to document their HOS. In April 2010, the FMCSA published a regulation that would require interstate carriers, with documented patterns of HOS violations, to install electronic on-board recorders (EOBR) in their vehicles.

EOBRs are devices attached to a vehicle that automatically record the number of hours a driver spends operating the vehicle. The current system is a manual log system The FMCSA is working on a new proposed rulemaking to mandate the use of Electronic Log Devices (ELDs) in most motor vehicles governed by FMCSA regulations. This rulemaking is due to be published in November 2015, will allow for input from all transportation stakeholders and should have implementation projected for some time in 2017.

Additionally, a change in liability insurance requirements is being proposed from the current federal standard of $750,000 to a new standard of $2 million

Advocacy groups may continue to challenge the final rulings of the FMCSA, and we are unable to predict how a court may rule on such challenges. We will continue to monitor the actions of the FMCSA.

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

Federal, state and municipal authorities continue to implement and follow various security measures, including checkpoints and travel restrictions on large trucks. Such measures may have costs associated with them, which we or our owner-operators could be forced to bear, or may otherwise reduce the productivity of our owner-operators. For example, security measures imposed at bridges, tunnels, border crossings and other points on key trucking routes may cause delays and increase the non-driving time of our owner-operators, which could have a materially adverse effect on our operating results. Our international operations in Mexico, Canada and Colombia may be affected significantly if there are any disruptions or closures of border traffic due to security measures. In addition, war, risk of war or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

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

Our operations in Mexico, Canada and Colombia make us vulnerable to risks associated with doing business in foreign countries.

As a result of our existing operations in Mexico, Canada and Colombia, an increasing portion of our revenue and expenses are expected to be denominated in currencies other than U.S. dollars. International operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic and political conditions;

•	foreign exchange rate fluctuations and currency controls;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements; and

•	export and import restrictions.

Expanding our business in Mexico, Canada and Colombia, and developing business relationships with manufacturers in such jurisdictions are important strategic elements. As a result, exposure to the risks described above may be greater in the future. The likelihood of such risks and their potential effect on us may vary from country to country and are unpredictable. However, any such occurrences could materially and adversely affect our financial condition and results of operations.

We may be subject to additional impairment charges due to future declines in the fair value of our equity securities.

We hold equity securities as short term investments. Holding equity securities subjects us to fluctuations in the market value of our investment portfolio based on current market prices. Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge is included in the determination of net income. In past years, we have had to record other-than-temporary impairment charges for marketable equity securities classified as available-for-sale. Although we currently consider unrealized losses within our investment portfolio to be temporary, we may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

We may be required to write down goodwill and other intangible assets, causing our financial condition and results to be negatively impacted.

When we acquire a business, a portion of the purchase price may be allocated to goodwill and other identifiable intangible assets. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. At December 31, 2014, our goodwill and other identifiable intangible assets were approximately $128.3 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill for impairment during the third fiscal quarter of each year. As a result of our impairment analysis, we have concluded that no impairment charge was necessary for the year ended December 31, 2014. However, we cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our financial results.

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

A significant portion of our larger customers are concentrated in the North American automotive industry. For the fiscal year ended December 31, 2014, 28% of our operating revenues were derived from customers in the North American automotive industry. Our business and growth largely depend on continued demand for its services from customers in this industry.

During the global economic crisis of the last decade that began 2008, the substantial decline in consumer demand for automobile purchases led to significant reductions in light vehicle production in North America, as General Motors and Chrysler restructured through bankruptcies and other North American manufacturers re-scaled their operations to adjust to changing market demands. As a result of plant closings and the general downturn in North American automobile production, we experienced significant variability in our revenues derived from our North American automotive customers during this period, including a 44% decrease from $303.4 million during the year ended December 31, 2007 to $168.5 million during the year ended December 31, 2009.

While North American automobile production has rebounded and our revenues from our North American automotive customers have in turn recovered since the economic crisis, any future downturns in North American automobile production, which also impacts our steel and metals customers, could similarly affect our revenues in future periods.

Our business derives a large portion of revenue from a few major customers, and the loss of any one or more of them as customers, or a reduction in their operations, could have a material adverse effect on our business.

A large portion of our revenue is generated from a limited number of major customers concentrated in the automotive, steel and metals, and energy industries. Our top 10 customers accounted for approximately 36% of our operating revenues for the year ended December 31, 2014. Our contracts with customers generally contain cancellation clauses, and there can be no assurance that these customers will continue to utilize our services or that they will continue at the same levels. Further, there can be no assurance that these customers will not be affected by a future downturn in demand, which would result in a reduction in their operations and corresponding need for our services. Moreover, our customers may individually lose market share, apart from general economic trends. If our major customers lose U.S. market share, they may have less need for services. A reduction in or termination of services by one or more of its major customers could have a material adverse effect on its business and results of operations.

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

In past years, we have had to discontinue and close operations in response to our customers closing their related manufacturing plants and have incurred shut-down charges as a result of those closings. Although we do not currently operate any facilities linked to announced plant closures, our results of operations could be materially and adversely impacted by future announcements of plant closures.

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

We face a variety of risks relating to our material handling services.

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

We commit facilities, labor and equipment on the basis of projections of future demand, and our projections may prove inaccurate as a result of changes to economic conditions or a decision by our customers to terminate or not to renew their contracts with us. We generally strive to minimize these risks for our dedicated warehouses and other assets by negotiating coterminous lease agreements, which have the same duration as that of the assets deployed to service the contract. Where we take assignment of existing employment relationships, we typically seek indemnities for employee service liabilities from the previous employer. Our revenue, cash flows and results of operations may be adversely affected if we are unable to secure terms coterminous with our customer commitments or to be indemnified for employee service liabilities. This could result in an impairment of assets and adversely affect our cash flow.

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

A substantial number of our employees and of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Each of our unionized facilities has a separate agreement with the union that represents the workers at only that facility. Labor disputes involving either us or our customers could affect our operations. If the UAW and our automotive customers and their suppliers are unable to negotiate new contracts and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability. As of December 31, 2014, 1,512 of our 4,218 employees are subject to collective bargaining agreements, 20% of which are subject to contracts that expire in 2015.

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

Recalls may result in decreased production levels due to (i) the manufacturer focusing its efforts on addressing the problems underlying the recall, as opposed to generating new sales volume, and (ii) consumers electing not to purchase automobiles manufactured by manufacturers initiating the recall, or by automotive companies in general, while such recalls persist. Any reductions in the production volumes of our customers could have a material adverse impact on our business, financial condition and results of operations.

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

As of December 31, 2014, Matthew T. Moroun, the Chairman of our Board of Directors, Manuel J. Moroun, a member of our Board of Directors, and trusts controlled by Manuel J. Moroun and Matthew T. Moroun, together own approximately 71.8% of our outstanding common stock. As a result, the Moroun family has the power to:

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

As of December 31, 2014, we also leased 83 operating, terminal and yard, and administrative facilities in various U.S. cities located in 29 states, in Milton, Ontario; London, Ontario; Windsor; Ontario, and in San Luis Potosí, Mexico. We also deliver services inside or linked to 17 facilities provided by customers. Certain of our leased facilities are leased from entities controlled by our majority shareholders. These facilities are leased on either a month-to-month basis or extended terms. We believe that the properties we lease from these affiliates are, in the aggregate, leased at market rates and are suitable for their purposes and adequate to meet our needs. For more information on our lease arrangements, see Part II, Item 8: Notes 8 and 10 to the Consolidated Financial Statements.

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

	2014		2013
Fiscal Period	High	Low	High	Low
First Quarter	$32.99	$24.69	$24.90	$16.67
Second Quarter	$29.08	$22.53	$28.04	$22.65
Third Quarter	$25.62	$23.85	$28.65	$23.85
Fourth Quarter	$29.03	$23.98	$30.61	$26.17

The reported last sale price per share of the Common Stock as quoted through the NASDAQ Global Select Market on March 2, 2015 was $25.78 per share. As of such date we had 29,997,784 shares outstanding. The number of shareholders of record on March 2, 2015, was 9; however, we estimate that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

On July 24, 2013, our Board of Directors approved a new cash dividend policy, which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock. Pursuant to the cash dividend policy, the Board of Directors declared quarterly cash dividends of $0.07 per common share totaling $0.14 per common share during 2013 and $0.28 per common share during 2014. Declaration of future cash dividends, and the establishment of record and payment dates, are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

Limitations on our ability to pay dividends are described under the section captioned “Liquidity and Capital Resources—Revolving Credit and Term Loan Agreement” in Item 7 of this Form 10-K.

Equity Compensation Plan Information

On April 23, 2014, our Board of Directors adopted the 2014 Amended and Restated Stock Incentive Plan, or the Plan. The Plan was approved by our shareholders at the 2014 Annual Meeting and became effective as of the date it was adopted by the Board of Directors. The Plan replaced our 2004 Stock Incentive Plan and carried forward the shares of common stock that remained available for issuance under the 2004 Stock Incentive Plan. The grants may be made in the form of stock options, restricted stock bonuses, restricted stock purchase rights, stock appreciation rights, phantom stock units, restricted stock units or unrestricted common stock. There were no grants made under the Plan during the year ended December 31, 2014. Restricted stock awards currently outstanding under the 2004 Stock Incentive Plan will remain outstanding in accordance with the terms of that plan. For more information on the Plan, see Item 8: Note 13 to the Consolidated Financial Statements. The following table presents information related to securities issued and authorized for issuance under these plans at December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	16,446	$—	(1)	316,880
Equity compensation plans not approved by security holders	—	$—		—

Total	16,446	$—	(1)	316,880

(1)	Reflects shares to be issued under restricted stock bonus awards, which do not have an exercise price. As of December 31, 2014, the Company has no outstanding options, warrants or rights that require payment of an exercise price.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 30, 2014, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market. There have not been any purchases of shares under this authorization. The Company did, however, acquire 32,406 shares of common stock for $845,000 pursuant to its right of first refusal under restricted stock bonus award agreements and 1,287 shares for $37,000 related to employee withholding upon vesting of restricted stock during the fourth fiscal quarter of 2014.

Performance Graph

The graph below matches Universal Truckload Services, Inc.‘s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2009 to 12/31/2014.

	12/09	12/10	12/11	12/12	12/13	12/14
Universal Truckload Services, Inc.	100.00	87.96	108.34	116.01	194.94	184.18
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Transportation	100.00	128.91	111.44	122.10	161.38	229.56

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented. In October 2012, Universal acquired LINC Logistics Company (LINC). Universal and LINC were under common control, and as such, the financial statements of Universal have been retrospectively revised to reflect the accounts of LINC as if they had been consolidated for all previous periods. The selected historical balance sheet data at December 31, 2014, 2013, 2012 and 2011 and the selected historical statement of income data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements. The selected historical balance sheet data at December 31, 2010 has been combined for Universal and LINC, and derived from Universal’s audited consolidated financial statements and LINC’s audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The following financial and operating data may not be indicative of our future performance.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$1,191,521	$1,033,492	$1,037,006	$990,672	$851,868
Operating expenses:
Purchased transportation and equipment rent	615,327	560,024	592,493	581,980	498,296
Direct personnel and related benefits	205,905	178,441	163,069	145,841	122,502
Commission expense	43,922	39,248	42,157	42,593	39,457
Operating expenses (exclusive of items shown seperately)	115,154	79,263	71,117	66,313	53,703
Occupancy expense	26,520	20,049	19,275	18,438	16,688
Selling, general, and administrative	44,814	33,046	41,159	29,865	30,463
Insurance and claims	25,991	19,242	20,342	21,843	20,768
Depreciation and amortization	33,053	19,686	18,237	17,731	17,539

Total operating expenses	1,110,686	948,999	967,849	924,604	799,416

Income from operations	80,835	84,493	69,157	66,068	52,452
Interest income	46	130	241	83	199
Interest expense	(8,229)	(4,166)	(4,224)	(2,241)	(1,593)
Other non-operating income (loss)	447	459	2,778	1,743	5,937

Income before provision for income taxes	73,099	80,916	67,952	65,653	56,995
Provision for income taxes	27,729	30,344	20,264	14,207	11,286

Net income	$45,370	$50,572	$47,688	$51,446	$45,709

Earnings per common share:
Basic	$1.51	$1.68	$1.59	$1.71	$1.50
Diluted	$1.51	$1.68	$1.59	$1.71	$1.50
Weighted average number of common shares outstanding:
Basic	30,013	30,064	30,032	30,121	30,445
Diluted	30,044	30,160	30,036	30,121	30,445
Dividends paid per common share	$0.28	$0.14	$—	$—	$—

Pre-merger dividends paid per common share	$—	$—	$1.00	$1.00	$—

	Years ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share information, operating data and percentages)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$8,001	$10,223	$2,554	$5,511	$9,773
Total assets	$529,014	$490,136	$327,369	$315,847	$294,841
Total debt	$235,298	$237,500	$146,000	$83,061	$63,544
Pro Forma Data (unaudited):
Income before provision for income taxes			$67,952	$65,653	$56,995
Pro forma provision for income taxes (1)			31,323	26,223	22,323

Pro forma net income			$36,629	$39,430	$34,672

Pro forma earnings per share:
Basic			$1.22	$1.31	$1.14
Diluted			$1.22	$1.31	$1.14
Other Data:
EBITDA (5)	$113,888	$104,179	$87,394	$83,799	$69,991
EBITDA margin (5)	9.6%	10.1%	8.4%	8.5%	8.2%
Adjusted EBITDA (2)	$113,888	$104,902	$97,645	$83,799	$69,991
Adjusted EBITDA margin (5)	9.6%	10.2%	9.4%	8.5%	8.2%
Operating margin (5)	6.8%	8.2%	6.7%	6.7%	6.2%
Adjusted operating margin (5)	6.8%	8.2%	7.7%	6.7%	6.2%
Return on average assets (6)	8.9%	12.4%	14.8%	16.8%	15.7%
Average number of employees	4,219	3,449	2,484	2,376	2,238
Average number of full time equivalents	1,528	1,786	2,182	1,605	1,135
Average number of tractors	4,180	4,123	3,999	4,024	3,989
Number of facilities managed (7)	45	43	41	37	29
Number of agents (8)	288	307	353	385	402
Operating revenues per loaded mile (9)	$3.21	$2.96	$2.93	$2.75	$2.46
Operating revenues per load (9)	$850	$794	$775	$768	$720
Average length of haul (in miles) (9)	265	269	265	279	292
Number of loads (9)	951,884	926,171	996,094	994,147	890,627
Fuel surcharge revenues (where separately identified)	$119,749	$118,594	$115,208	$110,574	$67,429

(1)	Pro forma provision for income taxes is computed to give effect to the termination of LINC’s S Corporation status and acquisition by Universal. We assume a blended statutory federal, state and local income tax rates of 46.1%, 39.9% and 39.2% in 2012, 2011 and 2010, respectively
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

	Years ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share information, operating data and percentages)
Adjusted income from operations
Income from operations	$80,835	$84,493	$69,157	$66,068	$52,452
Transaction and other costs (3)	—	723	8,369	—	—
Suspended capital markets activity (4)	—	—	1,882	—	—

Adjusted income from operations	$80,835	$85,216	$79,408	$66,068	$52,452

Adjusted EBITDA
Net income	$45,370	$50,572	$47,688	$51,446	$45,709
Provision for income taxes	27,729	30,344	20,264	14,207	11,286
Interest expense, net	8,183	4,036	3,983	2,158	1,394
Depreciation and amortization	33,053	19,686	18,237	17,731	17,539
Other non-operating income	(447)	(459)	(2,778)	(1,743)	(5,937)

EBITDA	113,888	104,179	87,394	83,799	69,991
Merger transaction costs (3)	—	723	8,369	—	—
Suspended capital markets activity (4)	—	—	1,882	—	—

Adjusted EBITDA	$113,888	$104,902	$97,645	$83,799	$69,991

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

(3)	Represents transaction and other costs incurred that were directly related to the acquisitions of Westport in December 2013 and LINC in October 2012.
(4)	Represents expenses incurred as a result of LINC’s preparations for an IPO in early 2012. When the IPO efforts were abandoned in May 2012, the costs were then taken as a charge to income.
(5)	Operating margin, adjusted operating margin, EBITDA margin, and Adjusted EBITDA margin are computed by dividing income from operations, adjusted income from operations, EBITDA, and Adjusted EBITDA, respectively, by total operating revenues for each of the periods indicated.
(6)	Net income divided by total average assets during the period. Average assets are the sum of our total assets at the end of the fiscal year and our total assets at the end of the prior fiscal year divided by two.
(7)	Excludes storage yards, terminals and office facilities.
(8)	Includes only those agents who generated at least $100,000 in operating revenues during the period indicated.
(9)	Includes fuel surcharges, where separately identifiable, and excludes Universal Logistics Solutions International, Inc., in order to improve the relevance of the statistical data related to our brokerage services and improve the comparability to our peer companies. Also excludes final mile delivery and shuttle service loads.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading asset-light provider of customized transportation and logistics solutions throughout the United States, Mexico, Canada, and Colombia. In October 2012, we acquired LINC Logistics Company (LINC). Universal and LINC were under common control, and as such, the financial statements of Universal have been retrospectively revised to reflect the accounts of LINC as if they had been consolidated for all previous periods. The acquisition significantly enhanced our position as a leading provider of third party transportation, value-added and intermodal services. In December 2013, we acquired Westport USA Holding, LLC (“Westport”) for $123.0 million in cash, subject to a working capital adjustment after closing. Pursuant to the terms of the Unit Purchase Agreement, Westport was acquired on a cash-free, debt-free basis. Based in Louisville, Kentucky, Westport provides value-added warehousing and component distribution services to U.S. manufacturers of Class 4-8 trucks, RVs and super-duty trucks. Westport also machines and distributes steering knuckles and axle components for the automotive industry. The acquisition of Westport further enhances our value-added service capabilities.

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

Our network of agents and owner-operators is located throughout the United States and in the Canadian provinces of Ontario and Quebec, and we operate, manage or provide transportation services at 83 logistics locations in the United States, Mexico and Canada. Seventeen of our value-added service operations are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production processes. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. To support our asset-light business model, we generally try to coordinate the length of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. Our owner-operators provided us with approximately 3,300 tractors and 1,675 trailers. We own approximately 1,000 tractors, 4,600 trailers, 950 chassis and 800 containers. Our agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue or gross profit they generate for us and who bring an entrepreneurial spirit to our business. Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation companies.

We employ 4,218 people in the United States, Mexico and Canada, including 1,512 employees subject to collective bargaining agreements. We also engaged staffing contract vendors to supply an average of 1,528 additional personnel on a full-time-equivalent basis.

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

Direct personnel and related benefits. Direct personnel and related benefits include the salaries, wages and fringe benefits of our employees, as well as costs related to contract labor utilized in operating activities. These costs are a significant component of our cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. As of December 31, 2014, approximately 36% of our employees were subject to collective bargaining agreements. Any changes in union agreements will affect our personnel and related benefits cost. The operations in the United States, Mexico and Canada that are subject to collective bargaining agreements have separate, individualized agreements with several different unions that represent employees in these operations. While there are some facilities with multiple unions, each collective bargaining agreement with each union covers a single facility for that union. Such agreements have expiration dates that are generally independent of other collective bargaining agreements and include economics and operating terms tailored to the specific operational requirements of a customer. Our operation in Mexico provides competitive compensation within the Mexican statutory framework for managerial and supervisory personnel.

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

Occupancy expense. Occupancy expense includes all costs related to the lease and tenancy of terminals and operating facilities, except utilities, unless such costs are otherwise covered by our customers. Although occupancy expense is generally related to fluctuations in overall customer demand, our contracting and pricing strategies help mitigate the cost impact of changing production volumes. To minimize potential exposure to inactive or underutilized facilities that are dedicated to a single customer, we strive where possible to enter into lease agreements that are coterminous with individual customer contracts, and we seek contract pricing terms that recover fixed occupancy costs, regardless of production volume. Occupancy expense may also include certain lease termination and related occupancy costs that are accelerated for accounting purposes into the fiscal year in which such a decision was implemented.

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

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services. Our intermodal services and transportation services associated with individual freight shipments coordinated by our agents and company-managed terminals are aggregated into our reportable transportation segment, while our value-added services and transportation services to specific customers on a dedicated basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these service categories for the years ended December 31, 2014, 2013 and 2012, presented as a percentage of total operating revenues:

	Years ended December 31,
	2014	2013	2012
Operating revenues:
Transportation services	64.6%	68.4%	71.5%
Value-added servcies	23.9	18.9	16.9
Intermodal services	11.6	12.7	11.6

Total operating revenues	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, presented as a percentage of operating revenues:

	Years ended December 31,
	2014	2013	2012
Operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	51.6	54.2	57.1
Direct personnel and related benefits	17.3	17.3	15.7
Commission expense	3.7	3.8	4.1
Operating expenses (exclusive of items shown seperately)	9.7	7.7	6.9
Occupancy expense	2.2	1.9	1.9
Selling, general, and administrative	3.8	3.2	4.0
Insurance and claims	2.2	1.9	2.0
Depreciation and amortization	2.8	1.9	1.8

Total operating expenses	93.2	91.8	93.3

Income from operations	6.8	8.2	6.7
Interest and other non-operating income (expense), net	(0.7)	(0.4)	(0.1)

Income before provision for income taxes	6.1	7.8	6.6
Provision for income taxes	2.3	2.9	2.0

Net income	3.8%	4.9%	4.6%

2014 Compared to 2013

Operating revenues. Operating revenues for 2014 increased by $158.0 million, or 15.3%, to $1.192 billion from $1.034 billion for 2013. Included in operating revenues are fuel surcharges, where separately identifiable, of $119.7 million for 2014, which compares to $118.6 million for 2013. Revenues from our transportation segment increased $73.0 million, or 10.4%, and income from operations increased $6.4 million, or 22.4% compared to the same period last year. In our logistics segment, revenues increased $85.0 million, or 26.0%, over the same period last year, and included $103.1 million of revenues from our December 2013 acquisition of Westport. Income from operations in our logistics segment decreased $7.8 million, or 13.3%, to $58.7 million compared to the same period last year, and also included the results of Westport, which contributed approximately $14.6 million to income from operations. Year-to-date operating margins continue to reflect the negative impact of the harsh weather conditions we experienced during the first quarter of 2014, as well as the price and cost challenges associated with our two largest dedicated transportation customers.

The increase in consolidated operating revenues was primarily the result of a $62.3 million increase in our transportation services and $103.1 million of acquisition revenue from Westport in our value-added service operations. These increases were partially offset by a decrease of $18.2 million in our existing value-added service business. The increase in transportation services was the result of both higher load volumes and improved operating revenues per loaded mile. The number of loads from our transportation operations increased to 643,000 for 2014 compared to 619,000 for 2013. Our operating revenue per loaded mile, excluding fuel surcharges increased to $2.61 from $2.39 for 2013.

The decreased demand in value-added services excluding Westport was primarily due to the phase out of an aerospace operation due to reductions in military spending, in-sourcing at an industrial customer’s value-added service operations, the closing of operations at an automotive customer’s location, and seasonal supply chain adjustments. At December 31, 2014, we provided value-added services at 45 locations, including 4 Westport locations, compared to 43 at December 31, 2013.

Our intermodal operations also experienced an increase in load volumes and higher operating revenues per loaded mile; however, this increase was partially offset by a $8.7 million reduction in our domestic container-related operations with an affiliate. The number of loads from our intermodal operations increased to 309,000 for 2014 compared to 307,000 for 2013, and our operating revenue per loaded mile, excluding fuel surcharges increased to $4.35 from $3.74 for 2013.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2014 increased by $55.3 million, or 9.9%, to $615.3 million from $560.0 million for 2013. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues increased 8.2% to $907.0 million for 2014 compared to $838.4 million for 2013. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 51.6% for 2014 from 54.2% for 2013. This decrease is primarily due to a combined decrease in transportation and intermodal service revenues as a percentage of total operating revenues. Transportation and intermodal services revenues combined comprise 76.2% of total operating revenues for 2014 compared to 81.1% for 2013.

Direct personnel and related benefits. Direct personnel and related benefits expenses for 2014 increased by $27.5 million, or 15.4%, to $205.9 million compared to $178.4 million for 2013. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase with the level of demand for our value-added services and staffing needs of our operations. The increase in direct personnel and related benefits expense was primarily due to the operations of Westport, which accounted for $30.9 million of the expense. As a percentage of operating revenues, personnel and related benefits expenses remained consistent at 17.3% for both 2013 and 2014. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services. The loss of productivity and additional labor and overtime needs to meet customer service obligations during the harsh winter experienced in the first quarter of 2014, and the lower productivity during the start-up phase of a dedicated transportation contract awarded in the second quarter 2014 both negatively impacted the year-to-date results.

Commission expense. Commission expense for 2014 increased by $4.7 million, or 12.0%, to $43.9 million from $39.2 million for 2013. The absolute increase was primarily due to increases in our operating revenues from transportation and intermodal services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.7% for 2014 compared to 3.8% for 2013. As a percentage of operating revenues, the decrease in commission expense is due to an increase in our value-added services operations, including Westport, where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $35.9 million, or 45.3%, to $115.2 million for 2014, compared to $79.3 million for 2013. As a percentage of operating revenues, operating expenses (exclusive of items shown separately) increased to 9.7% for 2014 from 7.7% for 2013. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase was primarily due to the operations of Westport, which totaled $34.1 million in operating expenses (exclusive of items shown separately). Additional increases include increased fuel expenses on company owned tractors of $2.1 million and repair and maintenance expense of $2.4 million.

Occupancy expense. Occupancy expense for 2014 increased by $6.5 million, or 32.5%, to $26.5 million from $20.0 million for 2013. As a percentage of operating revenue, occupancy expense increased to 2.2% for 2014 compared to 1.9% for the same period last year. The absolute increase in occupancy expense is primarily attributable to the operations of Westport, which contributed approximately $5.8 million in additional building rents and related costs during the period.

Selling, general and administrative. Selling, general and administrative expense for 2014 increased by $11.8 million, or 35.8%, to $44.8 million from $33.0 million for 2013. As a percentage of operating revenues, selling, general and administrative expense increased to 3.8% for 2014 compared to 3.2% for 2013. The largest component of selling, general and administrative expense, salaries, wages and related benefits, increased $7.6 million, including $2.6 million attributable to Westport, $0.7 million of additional bonus expense, and an additional $0.9 million of stock-based compensation expense due to accelerated vesting of executive officers upon retirement. Also included in selling, general and administrative expense is $2.0 million charge for an uncollectible account related to a customer in the oil exploration industry. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for 2014 increased by $6.8 million, or 35.4%, to $26.0 million from $19.2 million for 2013. As a percentage of operating revenues, insurance and claims expense increased to 2.2% for 2014 from 1.9% for 2013. The absolute increase was primarily the result of an increase in cargo and service claims expense of $2.9 million and in our auto liability insurance premiums and claims expense of $3.8 million. The increase in auto liability insurance premiums and claims expense was primarily driven by an increase in our outstanding exposure to existing claims, including increased exposure resulting from our global reorganization and streamlining initiative.

Depreciation and amortization. Depreciation and amortization expense for 2014 increased by $13.4 million, or 68.0%, to $33.1 million from $19.7 million for 2013. The absolute increase is primarily the result of the acquisition of Westport. Amortization on Westport’s acquired intangible assets was $8.4 million, while depreciation expense on acquired machinery, equipment and leasehold improvement was approximately $2.5 million. Additional increases in depreciation expense are attributable to the significant investment in capital expenditures which totaled $59.8 million in 2014. These increases were partially offset by decreases in certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $8.2 million for 2014 compared to $4.0 million for 2013. As of December 31, 2014, we had outstanding borrowings totaling $235.3 million, including $120.5 million advanced on December 19, 2013 in connection with our acquisition of Westport, compared to $237.5 million at December 31, 2013.

Other non-operating income. Other non-operating income was $0.4 million in both 2014 and 2013. There were no significant or unusual items impacting other non-operating income.

Provision for income taxes. Provision for income taxes for 2014 was $27.7 million compared to $30.3 million for 2013, based on an effective tax rate of 37.9% and 37.5%, respectively.

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

The decrease in consolidated operating revenues was primarily the result of a $34.7 million decrease in transportation services, which was primarily offset by increases of $20.1 million in our value-added services and $11.0 million in our intermodal services, respectively. Although demand has improved in certain of our market sectors throughout 2013, including automotive, wind-energy and oil and gas, overall load counts in our transportation services continue to be below the levels we experienced last year. Volumes have been negatively impacted by the exiting of certain underperforming sales channels last year and lower volumes in certain market sectors, including government services, building products and metals. The number of loads from our transportation operations decreased to approximately 619,000 for 2013 compared to approximately 678,000 for 2012. Our operating revenue per loaded mile, excluding fuel surcharges decreased slightly to $2.39 for 2013 from $2.42 for 2012.

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

Interest expense, net. Net interest expense was $4.0 million for 2013 and 2012. As of December 31, 2014, we had outstanding borrowings totaling $237.5 million, including $120.5 million advanced on December 19, 2013 in connection with our acquisition of Westport, compared to $146.0 million outstanding at December 31, 2013.

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

In 2014, our capital expenditures totaled $59.8 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. In 2015, exclusive of acquisitions of businesses, we expect to incur capital expenditures in the range of 3.5% to 5% of operating revenues for the acquisition of transportation equipment, to support our value-added service operations and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

On July 24, 2013, our Board of Directors approved a cash dividend policy, which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock. We paid $0.28 per common share, or $8.4 million, during the year ended December 31, 2014. On February 19, 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on March 2, 2015 and was paid on March 12, 2015. Declaration of future cash dividends are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

All obligations under the Credit Agreement are unconditionally guaranteed by our material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. At December 31, 2014, the Company was in compliance with its debt covenants. As of December 31, 2014, there were no letters of credit issued under the Credit Agreement, and the outstanding balance was $235.3 million. At December 31, 2014, our $59.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $122.4 million, of which, $104.1 million were available for borrowing pursuant to the agreement.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 1.10%, and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of December 31, 2014 the Company did not have any amounts outstanding under the line of credit, and the maximum available borrowings against the line of credit were $6.9 million.

Discussion of Cash Flows

At December 31, 2014, we had cash and cash equivalents of $8.0 million compared to $10.2 million at December 31, 2013. Net cash provided by operating activities was $79.4 million, while we used $63.2 million in investing activities and $17.6 million in financing activities.

The $79.4 million in net cash provided by operations was primarily attributed to $45.4 million of net income which reflects non-cash depreciation and amortization, losses on the sales property and equipment, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $40.4 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $6.4 million. The increase in the working capital position is primarily the result of an increase in accounts receivable due to increased revenues and a decrease in other long-term liabilities. This increase in net working capital was partially offset by a decrease in prepaid expenses and other assets, as well as increases in accounts payable, accrued expenses and other current liabilities, and insurance and claims accruals. Also included in the change in working capital were affiliate transactions consisting of a decrease in receivable from affiliates of $0.7 million and a decrease in accounts payable to affiliates of $0.7 million.

The $63.2 million in net cash used in investing activities consisted of $59.8 million of capital expenditures, $2.6 million for a business acquisition and the payment of Westport’s working adjustment and $2.1 million in the purchases of marketable securities. These uses were partially offset by $1.3 million in proceeds from the sale of property and equipment.

Net cash used in financing activities totaled $17.6 million. As of December 31, 2014, we had outstanding borrowings totaling $235.3 million compared to $237.5 million at December 31, 2013. During the year ended December 31, 2014, we utilized our revolving credit facility to provide liquidity to fund our capital expenditures on a short-term basis. We also paid cash dividends of $8.4 million, and used $5.6 million for purchases of treasury stock and $1.3 million to pay capital lease obligations.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt
Syndicated credit facility
$120 million revolving credit facility	$59,500	$—	$59,500	$—	$—
Swing-line	370		370	—	—
$60 million equipment credit facility	55,428	8,571	46,857	—	—
$50 million term loan	50,000	1,022	48,978	—	—
$70 million term loan	70,000	—	70,000	—	—

Total debt	235,298	9,593	225,705	—	—
Capital lease obligations	3,290	1,191	1,719	380
Operating lease obligations (1)	34,384	16,434	15,596	2,354	—

Total	$272,972	$27,218	$243,020	$2,734	$—

(1)	Certain operating lease obligations in a currency other than the U.S. dollar will be affected by the exchange rate in effect at the time each cash payment is made.

Total debt represents borrowings under the Credit Agreement and does not include interest. At December 31, 2014, the total amount of gross unrecognized tax benefits was $0.4 million. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities. At December 31, 2014, the Company has insurance and claims liabilities of $20.7 million, of which $10.7 million are covered by insurance. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements on these liabilities.

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

As of December 31, 2014, we did not have any reserves for workers’ compensation or general liability claims. We do establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

Valuation of Long-Lived Asset, including Goodwill and Intangible Assets

We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment during the 3rd fiscal quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a two-step quantitative goodwill impairment test. If the Company choose that option, we would not be required perform Step 1 of the test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, then we may then proceed with Step 1 of the two-step impairment test. In the two-step quantitative goodwill test, the Company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. During the third quarter of 2014, we completed our goodwill impairment testing by performing a qualitative assessment. Based on the results of this test, no impairment loss was recognized.

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

Other-than-temporary Impairments

Periodically, we review all available-for-sale securities for other-than-temporary impairment. An impairment that is an other-than-temporary impairment is a decline in the fair value of a security below its cost basis attributable to factors that indicate the cost basis in the security may not be recoverable in the near term. The determination of an other-than-temporary impairment is a subjective process, and requires judgment and assumptions that could affect the timing of loss realization. We consider several factors including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities for a sufficient period of time to allow for a recovery. If, in our judgment, the impairment is determined to be other-than-temporary, the cost basis of the security is written down to the then-current market value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. Gross unrealized holding losses of $0.3 million as of December 31, 2014 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

Recently Issued Accounting Pronouncements Not Currently Effective

See Item 8: Note 1(x) to the Consolidated Financial Statements for discussion of new accounting pronouncements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under our Credit Agreement with Comerica Bank and our secured line of credit with UBS, all of which incur interest at floating rates. Borrowings under the Credit Agreement with Comerica Bank bear interest at LIBOR or a base rate, plus an applicable margin for each. The applicable margin fluctuates based on our total debt to EBITDA ratio, as defined in the Credit Agreement. Our secured line of credit with UBS bears interest at a floating rate equal to LIBOR plus 1.10%. As of December 31, 2014, we had total variable interest rate borrowings of $235.3 million. Assuming debt levels remain at $235.3 million, a 100 basis point increase in interest rates on our variable rate debt would increase interest expense approximately $2.4 million on an annualized basis.

Included in cash and cash equivalents is $21,000 in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income. Gross unrealized holding losses of $0.3 million as of December 31, 2014 have not been recognized in earnings as these impairments in value were judged to be temporary. We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary. See Item 8, Note 1(e) to the Consolidated Financial Statements.

As of December 31, 2014, the fair value of equity securities was $14.3 million compared to $11.6 million at December 31, 2013. The increase during 2014 represents purchases of securities totaling $2.1 million and net unrealized holding gains of $0.6 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.4 million.

Foreign Exchange Risk

For the year ended December 31, 2014, 3.2% of our revenues were derived from services provided outside the United States, principally in Mexico and Canada. Exposure to market risk for changes in foreign currency exchange rates relates primarily to selling services and incurring costs in currencies other than the local currency and to the carrying value of net investments in foreign subsidiaries. As a result, we are exposed to foreign currency exchange rate risk due primarily due to translation of the accounts of our Mexican and Canadian operations from their local currencies into U.S. dollars and also to the extent we engage in cross-border transactions. The majority of our exposure to fluctuations in the Mexican peso and Canadian dollar is naturally hedged, since a substantial portion of our revenues and operating costs are denominated in each country’s local currency. Historically, we have not entered into financial instruments for trading or speculative purposes.

Short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized by ongoing settlement of intercompany trading obligations.

The net investments in our Mexican and Canadian operations are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in our statement of shareholders’ equity. Adjustments from the translation of the net investment in these operations decreased equity by approximately $1.6 million for the year ended December 31, 2014.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Universal Truckload Services, Inc.

Warren, Michigan

We have audited the accompanying consolidated balance sheets of Universal Truckload Services, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Truckload Services, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Truckload Service, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Universal Truckload Services, Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, cash flows and shareholders’ equity of Universal Truckload Services, Inc. and subsidiaries for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Universal Truckload Services, Inc. and subsidiaries for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Detroit, Michigan

March 18, 2013, except as to note 17, which is as of March 13, 2014

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

December 31, 2014 and 2013

(In thousands, except share data)

Assets	2014	2013
Current assets:
Cash and cash equivalents	$8,001	$10,223
Marketable securities	14,309	11,626
Accounts receivable—net of allowance for doubtful accounts of $5,207 and $2,688, respectively	151,107	132,001
Other receivables	13,856	17,966
Due from affiliates	1,562	2,283
Prepaid income taxes	2,719	7,988
Prepaid expenses and other	19,340	16,426
Deferred income taxes	5,386	4,876

Total current assets	216,280	203,389
Property and equipment, net	178,069	142,656
Goodwill	74,484	74,589
Intangible assets—net of accumulated amortization of $34,340 and $24,345, respectively	53,820	62,807
Other assets	6,361	6,695

Total assets	$529,014	$490,136

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$57,448	$46,487
Due to affiliates	2,896	3,618
Accrued expenses and other current liabilities	22,341	21,072
Insurance and claims	20,704	22,719
Current maturities of capital lease obligations	1,051	1,592
Current portion of long-term debt	9,593	5,482

Total current liabilities	114,033	100,970
Long-term liabilities:
Long-term debt	225,705	232,018
Capital lease obligations, net of current maturities	1,980	3,051
Deferred income taxes	45,883	43,748
Other long-term liabilities	4,252	4,784

Total long-term liabilities	277,820	283,601
Shareholders’ equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,856,506 and 30,746,067 shares issued; 29,997,784 and 30,114,324 shares outstanding, respectively	30,857	30,746
Paid-in capital	2,448	1,074
Treasury stock, at cost; 858,722 and 631,743 shares, respectively	(14,953)	(9,322)
Retained earnings	117,913	80,952
Accumulated other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,642 and $1,433, respectively	2,888	2,476
Foreign currency translation adjustments	(1,992)	(361)

Total shareholders’ equity	137,161	105,565

Total liabilities and shareholders’ equity	$529,014	$490,136

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Income

Years ended December 31, 2014, 2013 and 2012

(In thousands, except per share data)

	2014	2013	2012
Operating revenues:
Transportation services, including related party amounts of $138, $195 and $298, respectively	$769,308	$706,998	$741,650
Value-added services	284,496	195,086	174,975
Intermodal services, including related party amounts of $170, $9,605 and $2,346, respectively	137,717	131,408	120,381

Total operating revenues	1,191,521	1,033,492	1,037,006
Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $930, $311 and $285, respectively	615,327	560,024	592,493
Direct personnel and related benefits, including related party amounts of $16,623, $14,398 and $14,410, respectively	205,905	178,441	163,069
Commission expense	43,922	39,248	42,157
Operating expenses (exclusive of items shown separately), including related party amounts of $1,233, $1,590 and $3,623, respectively	115,154	79,263	71,117
Occupancy expense, including related party amounts of $10,472, $11,352 and $10,787, respectively	26,520	20,049	19,275
Selling, general, and administrative, including related party amounts of $3,736, $3,617 and $3,829, respectively	44,814	33,046	41,159
Insurance and claims, including related party amounts of $18,102, $16,949 and $17,842, respectively	25,991	19,242	20,342
Depreciation and amortization	33,053	19,686	18,237

Total operating expenses	1,110,686	948,999	967,849

Income from operations	80,835	84,493	69,157
Interest income	46	130	241
Interest expense	(8,229)	(4,166)	(4,224)
Other non-operating income	447	459	2,778

Income before provision for income taxes	73,099	80,916	67,952
Provision for income taxes	27,729	30,344	20,264

Net income	$45,370	$50,572	$47,688

Earnings per common share:
Basic	$1.51	$1.68	$1.59
Diluted	$1.51	$1.68	$1.59
Weighted average number of common shares outstanding:
Basic	30,013	30,064	30,032
Diluted	30,044	30,160	30,036
Dividends paid per common share	$0.28	$0.14	$—

Pre-merger dividends paid per common share			$1.00

Pro Forma earnings per common share—“C” corporation status (unaudited):
Pro Forma provision for income taxes due to LINC Logistics Company conversion to “C” corporation			$11,059
Earnings per common share:
Basic			$1.22
Diluted			$1.22

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2014, 2013 and 2012

(In thousands, except per share data)

	2014	2013	2012
Net Income	$45,370	$50,572	$47,688
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments arising during the period, net of income taxes	412	1,546	566
Realized gains on available-for-sale investments reclassified into income, net of income taxes	—	(68)	(1,176)
Foreign currency translation adjustments	(1,631)	(227)	312

Total other comprehensive income (loss)	(1,219)	1,251	(298)

Total comprehensive income	$44,151	$51,823	$47,390

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$45,370	$50,572	$47,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,053	19,686	18,237
Gain on sale of marketable equity securities	—	(107)	(2,189)
Loss (gain) on disposal of property and equipment	233	(117)	45
Amortization of debt issuance costs	693	—	—
Change in the fair value of acquisition related contingent consideration	—	—	16
Non-cash charges incurred from LINC	—	—	2,442
Stock-based compensation	1,485	585	586
Provision for doubtful accounts	3,504	1,515	1,190
Deferred income taxes	1,433	2,495	4,389
Change in assets and liabilities:
Trade and other accounts receivable	(19,857)	767	(8,076)
Prepaid income taxes, prepaid expenses and other assets	984	(3,594)	1,276
Accounts payable, accrued expenses, insurance and claims and other current liabilities	13,027	(15,152)	7,922
Due to/from affiliates, net	(1)	837	(3,769)
Other long-term liabilities	(532)	103	646

Net cash provided by operating activities	79,392	57,590	70,403
Cash flows from investing activities:
Capital expenditures	(59,784)	(17,035)	(29,566)
Proceeds from the sale of property and equipment	1,326	1,790	987
Purchases of marketable securities	(2,063)	(24)	(19)
Proceeds from sale of marketable securities	—	520	7,500
Affiliate notes receivables—LINC	—	—	(5,000)
Proceeds from affiliate notes receivable—LINC	—	—	5,000
Acquisitions of businesses	(2,648)	(121,057)	(850)

Net cash used in investing activities	(63,169)	(135,806)	(21,948)
Cash flows from financing activities:
Proceeds from borrowing—revolving debt	134,228	48,218	94,871
Repayments of debt—revolving debt	(134,358)	(52,218)	(44,871)
Proceeds from borrowing—term debt	2,500	95,500	82,000
Repayments of debt—term debt	(4,572)	—	(69,061)
Proceeds from borrowing—UBS facility	791	—	—
Repayments of debt—UBS facility	(791)	—	—
Distributions to LINC shareholders	—	—	(95,985)
Dividends paid	(8,409)	(4,209)	—
Pre-merger dividends paid	—	—	(15,499)
Payment of capital lease obligations	(1,349)	(42)	—
Purchases of treasury stock	(5,631)	(6)	(991)
Payment of earnout obligations related to acquisitions	—	(24)	(206)
Capitalized financing costs	—	(1,230)	(1,752)

Net cash provided by (used in) financing activities	(17,591)	85,989	(51,494)
Effect of exchange rate changes on cash and cash equivalents	(854)	(104)	82

Net increase (decrease) in cash	(2,222)	7,669	(2,957)
Cash and cash equivalents—January 1	10,223	2,554	5,511

Cash and cash equivalents—December 31	$8,001	$10,223	$2,554

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows—Continued

Years ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Supplemental cash flow information:
Cash paid for interest	$7,379	$3,595	$2,990

Cash paid for income taxes	$20,833	$31,236	$12,759

Distributions to LINC shareholders:
Purchase adjustment pursuant to merger agreement	$—	$—	$10,102
Payment of dividend payable	—	—	27,000
Dividends paid	—	—	58,500
Distribution for shareholder state tax withholding	—	—	383

Net cash paid	$—	$—	$95,985

Acquisition of businesses:
Fair value of assets acquired, net of cash	$1,270	$156,741	$1,100
Liabilities assumed	—	(33,738)	—
Fair value of acquisition obligations	—	(2,196)	(250)
Payment of acquisition obligations	1,378	250	—

Net cash paid for acquisition of businesses	$2,648	$121,057	$850

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2014, 2013 and 2012

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances—December 31, 2011	$30,649	$65,387	$(8,325)	$5,998	$1,162	$94,871
Net income	—	—	—	47,688	—	47,688
Comprehensive income	—	—	—	—	(298)	(298)
Dividends paid ($1.00 per share)	—	—	—	(15,499)	—	(15,499)
Dividends declared by LINC	—	—	—	(58,500)	—	(58,500)
LINC distribution for state tax witholding	—	—	—	(383)	—	(383)
LINC purchase adjustment	—	(10,102)	—	—	—	(10,102)
Termination of LINC’s S-Corp status	—	(55,285)	—	55,285	—	—
Stock based compensation	36	550	—	—	—	586
Purchases of treasury stock	—	—	(991)	—	—	(991)

Balances—December 31, 2012	$30,685	$550	$(9,316)	$34,589	$864	$57,372
Net income	—	—	—	50,572	—	50,572
Comprehensive income	—	—	—	—	1,251	1,251
Dividends paid ($0.14 per share)	—	—	—	(4,209)	—	(4,209)
Issuance of common stock	25	(25)				—
Stock based compensation	36	549	—	—	—	585
Purchases of treasury stock	—	—	(6)	—	—	(6)

Balances—December 31, 2013	$30,746	$1,074	$(9,322)	$80,952	$2,115	$105,565
Net income	—	—	—	45,370	—	45,370
Comprehensive loss	—	—	—	—	(1,219)	(1,219)
Dividends paid ($0.28 per share)	—	—	—	(8,409)	—	(8,409)
Issuance of common stock	20	(20)	—	—	—	—
Stock based compensation	91	1,394	—	—	—	1,485
Purchases of treasury stock	—	—	(5,631)	—	—	(5,631)

Balances—December 31, 2014	$30,857	$2,448	$(14,953)	$117,913	$896	$137,161

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(1)	Summary of Significant Accounting Policies

(a)	Business

Universal Truckload Services, Inc., referred to herein as Universal, or us, we or the Company, through its subsidiaries, is a leading asset-light provider of customized transportation and logistics solutions throughout the United States, Mexico, Canada, and Colombia. We provide our customers with supply chain solutions that can be scaled to meet their changing demands. We offer our customers with a broad array of services across their entire supply chain, including transportation, value-added, and intermodal services. Our customized solutions and flexible business model are designed to provide us with a highly variable cost.

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Effective on December 31, 2014, the Company executed a plan to reduce the number of its subsidiaries, re-naming and re-branding our principal surviving operating subsidiaries. The organizational streamlining plan included the statutory merger of certain subsidiaries, along with the transfer of certain business units between subsidiaries. At December 31, 2014, we conducted our operation through the following operating and support subsidiaries: Cavalry Logistics, LLC, Diversified Contract Services, Inc., Flint Special Services, Inc., LGSI Equipment of Indiana, LLC, LINC Logistics, LLC, LINC Ontario, Ltd., Logistics Insight Corp., Logistics Insight Corporation S. de R.L. de C.V., Logistics Insight GmbH, Louisiana Transportation, Inc., Mason Dixon Intermodal, Inc., ULINC Staffing de Mexico, S. de R.L. de C.V., Universal Dedicated, Inc., Universal Logistics Solutions International, Inc., Universal Logistics Solutions Canada, Ltd., Universal Management Services, Inc., Universal Specialized, Inc., Universal Truckload, Inc., UT Rent A Car, Inc., UTS Realty, LLC, UTSI Finance, Inc., Westport Holding, LLC and Westport Axle Corporation. All significant intercompany accounts and transactions have been eliminated.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(1)	Summary of Significant Accounting Policies—continued

(c)	Use of Estimates—continued

securities; valuation allowances for receivables; and liabilities related to insurance and claim costs. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with an original maturity of three months or less.

It is our policy to record checks issued in excess of funds on deposit as accounts payable for balance sheet presentation, and include the changes in these positions as cash flows from operating activities in the statements of cash flows. At December 31, 2014, accounts payable included reclassification of checks issued in excess of funds on deposit in the amount of $13.4 million. At December 31, 2013, funds on deposit were in excess of checks issued and no reclassification was necessary. The change in the amount of checks issued in excess of funds on deposit of $13.4 million, $(13.4) million, and $3.4 million for 2014, 2013 and 2012, respectively, is included in cash flows from operating activities in the statements of cash flows as a change in accounts payable, accrued expenses and other current liabilities.

(e)	Marketable Securities

At December 31, 2014 and 2013, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense). During the year ended December 31, 2014, the Company made purchases of securities totaling $2.1 million, but did not sell any marketable securities. During the years ended December 31, 2013 and 2012, we received proceeds of $0.5 million and $7.5 million from the sale of marketable securities with a combined cost of $0.4 million $5.3 million resulting in a realized gain of $0.1 million and $2.2 million, respectively.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At December 31, 2014
Equity Securities	$9,779	$4,825	$(295)	$14,309

At December 31, 2013
Equity Securities	$7,717	$3,974	$(65)	$11,626

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(1)	Summary of Significant Accounting Policies—continued

(e)	Marketable Securities—continued

Included in equity securities at December 31, 2014 were securities with a book basis of $1.8 million and a cumulative loss position of $0.3 million, the impairment of which we consider to be temporary. We consider several factors in determining as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities. We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2014
Equity securities	$1,380	$197	$146	$98	$1,526	$295

At December 31, 2013
Equity securities	$167	$3	$289	$62	$456	$65

At December 31, 2014, our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the oil and gas, banking, communications, steel, and transportation industries. The fair value and unrealized losses are distributed in sixteen publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at December 31, 2014.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(1)	Summary of Significant Accounting Policies—continued

(f)	Accounts Receivable—continued

changes, errors, and revenue adjustments that may arise from contract disputes or differences in calculation methods employed by the customer. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of our outstanding accounts receivable. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Accounts receivable from affiliates are shown separately and include trade receivables from the sale of services to affiliates.

(g)	Inventories

Included in prepaid expenses and other is inventory used in a portion of our value-added service operations. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions for excess and obsolete inventories are based on our assessment of excess and obsolete inventory on a product-by-product basis.

At December 31, inventory consists of the following (in thousands):

	2014	2013
Raw materials and supplies	$6,903	$3,197
Finished goods	1,347	428

	$8,250	$3,625

(h)	Property and Equipment

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Description	Life in Years
Transportation equipment	5 - 15
Other operating assets	3 - 15
Information technology equipment	2 - 5
Buildings and related assets	10 - 39

The amounts recorded for depreciation expense were $23.1 million, $17.6 million, and $15.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(1)	Summary of Significant Accounting Policies—continued

(i)	Intangible Assets

Intangible assets subject to amortization consist of customer contracts and agent and customer relationships that have been acquired in business combinations. These assets are amortized either over the period of economic benefit or on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of these intangible assets range from one to nineteen years. The weighted average amortization period for customer contracts is approximately two years, and the weighted average amortization period for agent and customer relationships is approximately fifteen years. Collectively, the weighted average amortization period of assets subject to amortization is approximately twelve years. The useful lives of acquired trademarks are indefinite and, therefore, not subject to amortization.

Our identifiable intangible assets as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Indefinite Lived Intangibles:
Trademarks	$2,500	$2,500

Definite Lived Intangibles:
Agent and customer relationships	65,060	64,052
Customer contracts	20,600	20,600
Less: accumulated amortization	(34,340)	(24,345)

Intangible assets, net	$51,320	$60,307

Total Identifiable Intangible Assets	$53,820	$62,807

Estimated amortization expense by year is as follows (in thousands):

2015	$9,102
2016	7,423
2017	5,995
2018	2,519
2019	2,254
Thereafter	24,027

Total	$51,320

The amounts recorded for amortization expense were $9.9 million, $2.1 million, and $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(j)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under FASB Accounting Standards Codification, or ASC, Topic 805 “Business Combinations”, we are required to test goodwill for impairment annually (in our third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We have the option to first assess qualitative factors such as current performance and overall economic conditions to

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(1)	Summary of Significant Accounting Policies—continued

(j)	Goodwill—continued

determine whether or not it is necessary to perform a two-step quantitative goodwill impairment test. If we choose that option, we would not be required perform Step 1 of the test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, then we may then proceed with Step 1 of the two-step impairment test. In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. During the third quarter of 2014, we completed our goodwill impairment testing by performing a qualitative assessment. Based on the results of this test, no impairment loss was recognized.

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

Balance as of January 1, 2013	$17,965
Westport Acquisition	56,624

Balance as of December 31, 2013	74,589
Bull’s Eye acquisitions	163
Westport adjustments	(268)

Balance as of December 31, 2014	$74,484

At both December 31, 2014 and 2013, $18.2 million and $18.0 million of goodwill was recorded in our transportation segment, respectively. At December 31, 2014 and 2013, $56.3 million and $56.6 million of goodwill was recorded in our logistics segment, respectively.

(k)	Long-Lived Assets

Long-lived assets, other than goodwill, and indefinite lived intangibles such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by a long-lived asset to its carrying value. If the carrying value of the long-lived asset is deemed to not be recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market prices and independent third-party appraisals. Changes in management’s judgment relating to salvage values and/ or estimated useful lives could result in greater or lesser annual depreciation expense or impairment charges in the future. Indefinite lived intangibles are tested for impairment annually by comparing the carrying value of the assets to their fair value.

(l)	Contingent Consideration

Contingent consideration arrangements granted in connection with a business combination are evaluated to determine whether contingent consideration is, in substance, additional purchase price of

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(1)	Summary of Significant Accounting Policies—continued

(l)	Contingent Consideration—continued

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(1)	Summary of Significant Accounting Policies—continued

(p)	Revenue and Related Expenses—continued

includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when persuasive evidence of an arrangement exists, delivery has occurred at the receiver’s location or for service arrangements after the related services have been rendered, the revenue and related expenses are fixed or determinable and collectability is reasonably assured. Fuel surcharges, where separately identifiable, of $119.7 million, $118.6 million and $115.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, are included in operating revenues.

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

December 31, 2014, 2013 and 2012

(1)	Summary of Significant Accounting Policies—continued

(q)	Insurance & Claims—continued

Our insurance expense varies primarily based upon the frequency and severity of our accident experience, insurance rates, coverage limits, and self-insured retention amounts.

(r)	Stock Based Compensation

We record compensation expense for the grant of stock based awards. Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period (generally the vesting period of the grant). No stock based awards were granted in 2014 or 2013. During 2012, the Company granted 178,137 shares of restricted stock to certain employees with a market price at the date of grant of $16.42.

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

We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011. In addition, we file income tax returns in various state, local and foreign jurisdictions. Historically, we have been responsible for filing separate state, local and foreign income tax returns for our self and our subsidiaries. We are no longer subject to state or foreign jurisdiction income tax examinations for years before 2010 and 2009, respectively.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(1)	Summary of Significant Accounting Policies—continued

(u)	Segment Information—continued

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our customers are generally concentrated in the automotive, wind energy, building materials, machinery and metals industries. During the fiscal years ended December 31, 2014, 2013 and 2012, aggregate sales in the automotive industry totaled 28.4%, 33.8% and 30.7% of revenue, respectively. In 2014, General Motors accounted for approximately 9.7% of our total operating revenues and sales to our top 10 customers, including General Motors, totaled 36.1%.

(w)	Unaudited Pro Forma Earnings Per Share

Prior to its acquisition by Universal on October 1, 2012, LINC was an S Corporation for U.S. federal income tax purposes. As a result, LINC had no U.S. federal income tax liability, but had state and local liabilities in certain jurisdictions attributable to earnings as an S Corporation. Pro forma basic and diluted earnings per share have been computed to give effect to the termination of LINC’s S Corporation status and acquisition by Universal, which changes the provision for income taxes for each period presented. We assume a blended statutory federal, state and local rate of 38.5% in 2012.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(1)	Summary of Significant Accounting Policies—continued

(w)	Unaudited Pro Forma Earnings Per Share—continued

The following table sets forth a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

2012
Net income	$47,688
Pro forma provision for income taxes due to LINC’s conversion to a “C” corporation	11,059

Pro forma net income	$36,629

Pro forma earnings per common share:
Basic	$1.22
Diluted	$1.22
Weighted average number of common shares outstanding:
Basic	30,032
Diluted	30,036

(x)	Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provided new accounting guidance related to revenue recognition. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods)

beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. We are

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(1)	Summary of Significant Accounting Policies—continued

(x)	Recent Accounting Pronouncements—continued

evaluating the effect, if any, that adopting this new accounting standard will have on our consolidated financial statements and related disclosures.

(2)	Business Combinations

Acquisitions Accounted for Using the Purchase Method

In September 2014, we acquired certain assets of Bull’s-Eye Express, Inc. and its several affiliated companies, or Bull’s-Eye, based in Albany, Missouri through a Limited Asset Purchase Agreement for $1.6 million. Bull’s-Eye is a regional provider of industrial equipment transportation and freight consolidation services and is strategically positioned to service customers in the Midwest. As of December 31, 2014, $1.3 million of the purchase price was paid in cash and an additional $0.3 million consisted of partial forgiveness of a debt due to us. Pursuant to the acquisition, Bull’s-Eye operates as part of Universal Truckload, Inc.

The pro forma effect of this acquisition has been omitted, as the effect is immaterial to the Company’s results of operations, financial position and cash flows. The allocation of the purchase price is as follows (in thousands):

Intangible assets	$1,007
Property and equipment	400
Goodwill (tax deductible)	163

$1,570

The intangible assets acquired represent the acquired companies’ customer relationships and are being amortized over a period of seven years.

The operating results of the Bull’s-Eye have been included in the Consolidated Statements of Income since its acquisition date; however, it has not been separately disclosed as it is deemed immaterial.

Goodwill represents the excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets of the businesses acquired, and the expected synergies to be achieved through the integration of the acquired companies into Universal.

In December 2013, we acquired Westport USA Holding, LLC (“Westport”) for $123.0 million in cash, subject to a working capital adjustment after closing. Pursuant to the terms of the Unit Purchase Agreement, Westport was acquired on a cash-free, debt-free basis. Based in Louisville, Kentucky, Westport provides value-added warehousing and component distribution services to U.S. manufacturers of Class 4-8 trucks, RVs and super-duty trucks. Westport also machines and distributes steering knuckles and axle components for the automotive industry. During 2014, we finalized the working capital adjustment and made a final payment of $1.4 million in cash. We used available cash and borrowings under our Revolving Credit and Term Loan Agreement to finance the acquisition (see Note 6 “Debt”).

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(2)	Business Combinations—continued

The acquisition of Westport was accounted for in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded at their estimated fair values as of December 19, 2013, with the remaining unallocated purchase price recorded as goodwill. The goodwill recorded is included in our logistics segment, and is non-deductible for income tax purposes. The estimated useful lives of these intangible assets ranged from five months to nineteen years. The final allocation of the purchase price is as follows (in thousands):

Current assets	$24,492
Property and equipment	17,081
Goodwill	56,356
Intangible assets	57,800
Other long-term assets	474
Current liabilities	(2,932)
Capital lease obligations	(5,164)
Deferred tax liabilities, net	(25,083)

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(2)	Business Combinations—continued

value-added services and limited capital requirements fit nicely into our business model and long-term growth strategy. The operating results of Westport have been included in the Consolidated Statements of Income since its acquisition date. Included in our operating results during the year ended December 31, 2013 are transaction and other acquisition related costs totaling $0.7 million, which are reflected in selling, general and administrative expenses in the Consolidated Statements of Income.

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

Acquisition Accounted for Between Entities Under Common Control

In October 2012, we completed the acquisition of LINC whereby each outstanding share of LINC common stock was converted into the right to receive consideration consisting of 0.700 of a share of common stock of the Company and cash in lieu of fractional shares. This resulted in the issuance of 14,527,332 shares of the Company’s common stock. Our majority shareholders beneficially owned, in the aggregate, 100% of the common stock of LINC. The transaction was accounted for using the guidance for transactions between entities under common control as described in ASC Topic 805—“Business Combinations”, which resulted in the Company presenting the transaction at carryover basis and prior periods were retroactively restated.

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

December 31, 2014, 2013 and 2012

(3)	Accounts Receivable

Accounts receivable amounts appearing in the financial statements include both billed and unbilled receivables. We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $11.6 million and $12.8 million at December 31, 2014 and 2013, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2014	2013	2012
Balance at beginning of year	$2,688	$2,515	$3,874
Provision for doubtful accounts	3,504	1,515	1,190
Acquisition of businesses	—	163	—
Uncollectible accounts written off	(985)	(1,505)	(2,549)

Balance at end of year	$5,207	$2,688	$2,515

(4)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2014	2013
Transportation equipment	$186,344	$151,395
Land, buildings and related assets	67,472	68,653
Other operating assets	54,433	43,624
Information technology equipment	15,261	14,427
Construction in process	4,169	2,163

	327,679	280,262
Less accumulated depreciation	(149,610)	(137,606)

Total	$178,069	$142,656

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following items at December 31 (in thousands):

	2014	2013
Payroll related items	$8,827	$8,080
Driver escrow liabilities	4,519	6,099
Commissions, taxes and other	8,995	6,893

Total	$22,341	$21,072

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(6)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at December 31, 2014	December 31,
		2014	2013
Outstanding Debt:
Syndicated credit facility
$120 million revolving credit facility	LIBOR + 1.85%	$59,500	$60,000
Swing Line sub-facility	Prime + 0.85%	370	—
$60 million equipment financing facility	LIBOR + 2.35%	55,428	57,500
$50 million term loan	LIBOR + 3.00%	50,000	50,000
$70 million term loan B	LIBOR + 3.00%	70,000	70,000
UBS secured borrowing facility	LIBOR + 1.10%	—	—

		235,298	237,500
Less current portion		9,593	5,482

Total long-term debt		$225,705	$232,018

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

$120 million Revolving Credit Facility

The revolving credit facility is available to refinance existing indebtedness and to finance working capital through, and mature on, August 28, 2017. Two interest rate options are applicable to advances borrowed pursuant to the facility: Eurodollar-based advances and base rate advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.35% to 2.10% based on our ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. As an alternative, base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.35% to 1.10%. The base rate is the greater of the prime rate announced by Comerica Bank, the federal funds effective rate plus 1.0%, or the daily adjusting LIBOR rate plus 1.0%. At December 31, 2014, interest accrued at 2.02% based on 30-day LIBOR.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(6)	Debt—continued

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.0 million Swing Line sub-facility and a $5.0 million letter of credit sub-facility. On June 3, 2013, we executed an amendment to our Revolving Credit and Term Loan Agreement (the “First Amendment”) which split the availability on the Swing Line between two existing lenders, Comerica Bank and KeyBank. The SwingLine was split to provide for borrowings of up to $7.0 million from Comerica Bank and $3.0 million from KeyBank, so long as the Comerica Bank and KeyBank advances do not exceed $10.0 million in the aggregate. Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by the applicable Swing Line lender in its sole discretion. At December 31, 2014, there was $0.4 million outstanding under the Swing Line and interest accrued at 4.10% based on the prime rate. We did not have any letters of credit issued against the revolving credit facility.

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

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.50%, depending on our ratio of total debt to EBITDA. Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment. Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable of our principal operating subsidiaries, pursuant to a monthly borrowing base certificate. At December 31, 2014, our $59.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $122.4 million, of which, $104.1 million were available for borrowing against pursuant to the agreement.

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

The two interest rate options that apply to revolving credit facility advances also apply to equipment credit facility advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.60% to 2.60% based on our ratio of total debt to EBITDA. Base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.60% to 1.60%. The equipment credit facility is subject to an unused fee, which is payable quarterly in arrears, of 0.50%. At December 31, 2014, interest accrued at 2.52% based on 30-day LIBOR.

Interest on the unpaid balance of all equipment credit facility base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(6)	Debt—continued

thereafter. Interest on the unpaid balance of each Eurodollar-based advance of the equipment credit facility is payable on the last day of the applicable Eurodollar interest period.

$50 million Term Loan

Proceeds of the term loan were advanced on October 1, 2012 and used to refinance existing indebtedness of LINC. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At December 31, 2014, interest accrued at 3.17% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

$70 million Term Loan B

Proceeds of the term loan were advanced on December 19, 2013 and used to finance the acquisition of Westport. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At December 31, 2014, interest accrued at 3.17% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on January 1, 2014, and on the first day of each January, April, July and October thereafter. Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

The Credit Agreement requires us to repay the borrowings made under the term loan facilities and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of our annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. Mandatory prepayments of the term loans were $1.0 million as of December 31, 2014. We may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, we may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company’s material U.S. subsidiaries, and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(6)	Debt—continued

assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes annual, quarterly and ad hoc financial reporting requirements and financial covenants requiring the Company to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. Specifically, we may not exceed a maximum senior debt to EBITDA ratio, as defined, of 2.5:1 and a maximum total debt to EBITDA ratio, as defined, of 3.0:1. We must also maintain a fixed charge coverage ratio, as defined, of not less than 1.25:1. As of December 31, 2014, the Company was in compliance with its debt covenants.

UBS Secured Borrowing Facility

We also maintain a secured borrowing facility at UBS Financial Services, Inc., or UBS, using our marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 1.10% (effective rate of 1.27% at December 31, 2014), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit. We did not have any amounts outstanding under our line of credit at December 31, 2014 or 2013, and the maximum available borrowings under the line of credit were $6.9 million and $5.4 million, respectively.

Maturities

The following table reflects the maturities of our principal repayment obligations as of December 31, 2014 (in thousands):

Years Ending December 31	Revolving Credit Facility	Swing Line Sub-Facility	Equipment Financing Facility	Term Loan	Term Loan B	Total
2015	$—	$—	$8,571	$1,022	$—	$9,593
2016	—	—	8,571	—	—	8,571
2017	59,500	370	38,286	48,978	70,000	217,134

Total	$59,500	$370	$55,428	$50,000	$70,000	$235,298

(7)	Fair Value Measurement and Disclosures

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(7)	Fair Value Measurement and Disclosures—continued

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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$21	$—	$—	$21
Marketable securities	14,309	—	—	14,309

Total Assets	$14,330	$—	$—	$14,330

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$117	$—	$—	$117
Marketable securities	11,626	—	—	11,626

Total Assets	$11,743	$—	$—	$11,743

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents—This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(8)	Transactions with Affiliates—continued

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

In addition to the administrative support services described above, Universal purchases other services from affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the years ended December 31 (in thousands):

	2014	2013	2012
Administrative support services	$2,459	$2,367	$2,535
Truck fueling and maintenance	1,320	1,774	3,850
Real estate rent and related costs	10,472	11,352	10,787
Insurance and employee benefit plans	36,073	32,710	33,657
Contracted transportation services	930	311	285

Total	$51,254	$48,514	$51,114

In connection with our transportation services, we also routinely cross the Ambassador Bridge between Detroit, Michigan and Windsor, Ontario, and we pay tolls and other fees to certain related entities which are under common control with CenTra. CenTra also charges us for the direct variable cost of various maintenance, fueling and other operational support costs for services delivered at their trucking terminals that are geographically remote from our own facilities. Such activities are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.

A significant number of our transportation and logistics service operations are located at facilities leased from affiliates. At 43 facilities, occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly. Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility. However, we are not limited to such arrangements. See Note 10, “Leases” for further information regarding the cost of leased properties.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders. Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At December 31, 2014 and 2013, amounts due to affiliates were $2.9 million and $3.6 million, respectively. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At December 31, 2014 and 2013, there were $10.7 million and $15.8 million, respectively, included in each of these accounts for insured claims.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(8)	Transactions with Affiliates—continued

We incurred approximately $0.5 million of costs in both 2014 and 2013 relating to underwritten public offerings of our common stock. Under the Amended and Restated Registration Rights Agreement, dated as of July 25, 2012 with our majority shareholders, we were responsible to pay for the cost of the offering. After deducting the underwriting discount and offering expenses, we did not have any remaining proceeds from the sales of our common stock.

During 2014, we purchased ten used tractors and one used trailer from an affiliate totaling approximately $0.8 million. During 2013, we purchased 39 used tractors from an affiliate for approximately $1.6 million.

We have retained the law firm of Sullivan Hincks & Conway to provide legal services. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Not included in the table above are amounts paid for legal services during 2014, 2013 and 2012 were $92,000, $7,000 and $144,000, respectively.

Services provided by Universal to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to CenTra and affiliates for the years ended December 31 (in thousands):

	2014	2013	2012
Transportation and intermodal services	$308	$9,800	$2,644
Truck fueling and maintenance	87	184	227
Administrative and customer support services	71	113	111

Total	$466	$10,097	$2,982

At December 31, 2014 and 2013, amounts due from affiliates were $1.6 million and $2.3 million, respectively.

During 2014, we sold forty-one used trailers to an affiliate for approximately $82,000, and recognized an $82,000 gain on the sale of those trailers.

Also during 2014, we acquired selected assets, operations and businesses in connection with international border crossing freight processing, customs documentation and compliance services from an affiliate for approximately $100,000.

In October 2012, we completed the acquisition of LINC. Our principal shareholders beneficially owned, in the aggregate, 100% of the common stock of LINC. See Note 2 “Business Combinations—Acquisition Accounted for Between Entities Under Common Control”.

On March 12, 2015, we entered into a Service Level Agreement with Data System Services, LLC, a related party, to provide IT infrastructure and services to host our accounting system in a data center environment. Initial setup costs are approximately $0.2 million and recurring annual costs are estimated at $0.2 million, based on our anticipated number of users.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(9)	Income Taxes

A summary of income related to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Operations
U.S. Domestic	$70,079	$74,697	$63,427
Foreign	3,020	6,219	4,525

Total pre-tax income	$73,099	$80,916	$67,952

The provision for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2014	2013	2012
Current:
U.S. Federal	$20,822	$22,797	$12,554
State	4,838	3,609	1,740
Foreign	590	1,442	1,586

	26,250	27,848	15,880
Deferred:
U.S. Federal	489	1,922	4,155
State	891	524	354
Foreign	99	50	(125)

	1,479	2,496	4,384

Total	$27,729	$30,344	$20,264

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(9)	Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2014		2013
	Current	Long-term	Current	Long-term
Domestic deferred tax assets:
Allowance for doubtful accounts	$1,391	$—	$578	$—
Other assets	—	3,083	—	1,018
Accrued expenses	5,285	—	5,826	—

Total domestic deferred tax assets	6,676	3,083	6,404	1,018

Domestic deferred tax liabilities:
Prepaid expenses	(1,290)	—	(1,528)	—
Marketable securities	—	(1,687)	—	(1,480)
Intangible assets	—	(18,404)	—	(21,248)
Property and equipment	—	(29,061)	—	(22,261)

Total domestic deferred tax liabilities	(1,290)	(49,152)	(1,528)	(44,989)

Foreign deferred tax asset
Other assets	—	590	—	624
Valuation allowance—foreign	—	(404)	—	(401)

Total foreign deferred tax asset	—	186	—	223

Net deferred tax asset (liability)	$5,386	$(45,883)	$4,876	$(43,748)

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

The company has not provided for U.S. income taxes on foreign subsidiaries undistributed earnings since they are expected to be reinvested indefinitely outside the U.S. It is not possible to predict the amount of U.S. income taxes that might be payable if these earnings were eventually repatriated. As of December 31, 2014, the undistributed earnings of foreign subsidiaries was approximately $9.8 million.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(9)	Income Taxes—continued

The amount of the domestic and foreign deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or capital gains contemplated under tax planning strategies are not realized.

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2014	2013	2012
Federal statutory rate	35%	35%	35%
S-Corp earnings taxed at shareholder level	0%	0%	-14%
Non-deductible (benefit) expense	-2%	-1%	3%
LINC tax status change	0%	0%	4%
State, net of federal benefit	5%	3%	2%
Foreign	0%	0%	0%

Effective tax rate	38%	37%	30%

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

As of December 31, 2014, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.4 million. These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. At December 31, 2014, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months. As of December 31, 2014, the amount of accrued interest and penalties was $0.1 million and $0.1 million, respectively.

The changes in our gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2014	2013	2012
Unrecognized tax benefit—beginning of year	$652	$741	$687
Increases related to prior year tax positions	4	137	12
Increases related to current year tax positions	13	15	42
Decreases related to prior year tax positions	(255)	(241)	—
Settlements with taxing authorities	—	—	—
Lapse of statutes of limitations	—	—	—

Unrecognized tax benefit—end of year	$414	$652	$741

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(10)	Leases

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

In most cases, we expect our facility leases will be renewed or replaced by other leases in the ordinary course of business. Where possible, we contractually secure the recovery of certain occupancy costs, including rent, during the term of a customer program. Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2014 are as follows (in thousands):

		Operating Leases
Years Ending December 31	Capital Leases	With Affiliates	With Third Parties	Total
2015	$1,191	$5,956	$10,478	$17,625
2016	988	4,136	4,857	9,981
2017	731	2,904	3,699	7,334
2018	380	810	1,206	2,396
2019	—	338	—	338
Thereafter	—	—	—	—

Total required payments	3,290	$14,144	$20,240	$37,674

Less amounts representing interest (1.4% to 4.7%)	259

Present value of minimum lease payments	3,031
Less current maturities	1,051

	$1,980

At December 31, 2014, assets under capital leases, consisting primarily of machinery and equipment, had a cost of approximately $6.9 million and accumulated amortization of $0.9 million. At December 31, 2013, assets under capital leases, consisting primarily of machinery and equipment, had a cost of approximately $6.9 million and accumulated amortization of $0.1 million. Included in depreciation and amortization expense in the accompanying Consolidated Statements of Income for the years ended December 31, 2014 and 2013 is amortization expense of $0.8 million and $0.1 million, respectively. There were no assets under capital lease at December 31, 2012.

Rental expense for facilities, vehicles and other equipment leased from third parties under operating leases approximated $21.9 million, $14.4 million and $10.7 million for the years ended December 31, 2014, 2013 and 2012.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(11)	Comprehensive Income

Comprehensive income includes the following for the years ended December 31 (in thousands):

	2014	2013	2012
Unrealized holding gains on available-for-sale investments arising during the period:
Gross amount	$620	$2,160	$1,383
Income tax (expense) benefit	(208)	(614)	(817)

Net of tax amount	$412	$1,546	$566

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$—	$(107)	$(2,189)
Income tax expense	—	39	1,013

Net of tax amount	$—	$(68)	$(1,176)

Foreign currency translation adjustments	$(1,631)	$(227)	$312

The unrealized holding gains and losses on available-for-sale investments represent mark-to-market adjustments net of related income taxes.

(12)	Retirement Plans

We offer 401(k) defined contribution plans to our employees. The plans are administered by a company controlled by our principal shareholders and include different matching provisions depending on which subsidiary or affiliate is involved. In the plans available to certain employees not subject to collective bargaining agreements, we matched contributions up to $600 annually for each employee who is not considered highly compensated through December 31, 2008, after which some matching contributions were suspended as a response to market conditions at certain subsidiaries. Three other 401(k) plans are provided to employees of specific operations and offer matching contributions that range from zero to $2,080 per participant annually. The total expense for contributions for 401(k) plans, including plans related to collective bargaining agreements, was $0.4 million for the each of the years ended December 31, 2014, 2013 and 2012.

Great American Lines, Inc., a wholly-owned subsidiary of the Company, maintained a Simplified Employee Pension Plan, which is a defined contribution plan and covers all full-time employees. Eligibility requirements include completion of one year of service and attaining the age of 21. Contributions to the plan are at management’s discretion. No contributions were made under this plan for the years ended December 31, 2014, 2013 or 2012.

In connection with a collective bargaining agreement that covered 9 Canadian employees at December 31, 2014, we are required to make defined contributions into the Canada Wide Industrial Pension Plan. At December 31, 2014 and 2013, the required contributions totaled approximately $30,000 and $38,000, respectively.

(13)	Stock Based Compensation

On April 23, 2014, our Board of Directors adopted the 2014 Amended and Restated Stock Incentive Plan, or the Plan. The Plan was approved by our shareholders at the 2014 Annual Meeting and became

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(13)	Stock Based Compensation—continued

effective as of the date it was adopted by the Board of Directors. The Plan replaced our 2004 Stock Incentive Plan and carried forward the shares of common stock that remained available for issuance under the 2004 Stock Incentive Plan. The grants may be made in the form of stock options, restricted stock bonuses, restricted stock purchase rights, stock appreciation rights, phantom stock units, restricted stock units or unrestricted common stock. Restricted stock awards currently outstanding under the 2004 Stock Incentive Plan will remain outstanding in accordance with the terms of that plan.

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

A summary of the status of our non-vested shares as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	106,885	$16.42
Granted	—	$—
Vested	(90,439)	$16.42
Forfeited	—	$—

Balance at December 31, 2014	16,446	$16.42

As of December 31, 2014, there was $0.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested during the year ended December 31, 2014 was $1.5 million.

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

At December 31, 2014, approximately 36% of our employees in the United States, Mexico and Canada are subject to collective bargaining agreements that are renegotiated periodically, 20% of which are subject to contracts that expire in 2015.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(15)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the years ended December 31, 2014, 2013 and 2012, there were 31,230, 95,656 and 4,597 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

(16)	Quarterly Financial Data (unaudited)

	2014
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$279,364	$307,549	$302,128	$302,480
Operating income	14,629	24,413	23,000	18,793
Income before income taxes	13,143	22,075	21,052	16,829
Provision for income taxes	5,019	8,442	7,958	6,310

Net income	$8,124	$13,633	$13,094	$10,519

Earnings per common share:
Basic	$0.27	$0.45	$0.44	$0.35
Diluted	$0.27	$0.45	$0.44	$0.35
Weighted average number of common shares outstanding:
Basic	30,112	30,054	29,947	29,946
Diluted	30,158	30,092	29,982	29,952

	2013
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$248,109	$264,172	$261,663	$259,548
Operating income	19,251	23,629	22,480	19,133
Income before income taxes	18,283	22,828	21,491	18,314
Provision for income taxes	6,909	8,674	7,749	7,012

Net income	$11,374	$14,154	$13,742	$11,302

Earnings per common share:
Basic	$0.38	$0.47	$0.46	$0.38
Diluted	$0.38	$0.47	$0.46	$0.38
Weighted average number of common shares outstanding:
Basic	30,054	30,054	30,065	30,083
Diluted	30,196	30,196	30,118	30,127

(17)	Segment Reporting

We report our financial results in two reportable segments, the transportation segment and the logistics segment, based on the nature of the underlying customer commitment and the types of investments required to support these commitments. This presentation reflects the manner in which management

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(17)	Segment Reporting—continued

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

The following tables summarize information about our reportable segments as of and for the fiscal years ended December 31, 2014, 2013 and 2012 (in thousands):

2014	Transportation	Logistics	Other	Total
Operating revenues	$778,603	$412,507	$411	$1,191,521
Eliminated inter-segment revenues	5,160	7,473	—	12,633
Depreciation and amortization	11,256	21,507	290	33,053
Income from operations	34,931	50,892	(4,988)	80,835
Capital expenditures	16,444	42,413	927	59,784
Total assets	246,190	247,155	35,669	529,014

2013	Transportation	Logistics	Other	Total
Operating revenues	$705,557	$327,498	$437	$1,033,492
Eliminated inter-segment revenues	679	179	—	858
Depreciation and amortization	11,557	7,861	268	19,686
Income from operations	28,537	58,724	(2,768)	84,493
Capital expenditures	9,084	6,426	1,525	17,035
Total assets	221,428	229,947	38,761	490,136

2012	Transportation	Logistics	Other	Total
Operating revenues	$747,313	$289,268	$425	$1,037,006
Eliminated inter-segment revenues	514	83	—	597
Depreciation and amortization	12,066	5,957	214	18,237
Income from operations	30,623	49,497	(10,963)	69,157
Capital expenditures	15,463	12,927	1,176	29,566
Total assets	226,896	77,563	22,910	327,369

We provide a portfolio of transportation and logistics services to a wide range of customers throughout the United States, Mexico, Canada, and to a lesser extent, Europe and other countries around the world.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, 2013 and 2012

(17)	Segment Reporting—continued

Revenues for selected services as provided to the chief operating decision maker are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Transportation services	$769,308	$706,998	$741,650
Value-added services	284,496	195,086	174,975
Intermodal services	137,717	131,408	120,381

Total	$1,191,521	$1,033,492	$1,037,006

Revenues are attributed to geographic areas based upon completion of the underlying service at the point of delivery. In some instances, we are paid one rate for “round-trip” services that originate and terminate in Canada, but have destinations in the United States. In those instances we allocate half of the total revenue to Canada and half to the United States (in thousands).

	Year Ended December 31,
	2014	2013	2012
United States	$1,153,154	$992,511	$999,668
Mexico	24,860	23,440	20,266
Canada	9,786	14,029	13,407
Europe	2,419	2,278	2,057
Other	1,302	1,234	1,608

Total	$1,191,521	$1,033,492	$1,037,006

Net long-lived property and equipment assets are presented in the table below (in thousands):

	Year Ended December 31,
	2014	2013
United States	$172,360	$134,951
Mexico	5,671	7,640
Canada	38	65

Total	$178,069	$142,656

(18)	Subsequent Events

On February 19, 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on March 2, 2015 and was paid on March 12, 2015. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Except as otherwise discussed above, there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2014 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

BDO USA LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Such report appears immediately below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Universal Truckload Services, Inc.

Warren, Michigan

We have audited Universal Truckload Services, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal Truckload Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Truckload Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Truckload Services, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-years ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

March 16, 2015

ITEM 9B: OTHER INFORMATION

On March 12, 2015, we entered into a Service Level Agreement with Data System Services, LLC, a related party, to provide IT infrastructure and services to host our accounting system in a data center environment. Initial setup costs are approximately $0.2 million and recurring annual costs are estimated at $0.2 million, based on our anticipated number of users. The agreement, a copy of which is filed as Exhibit 10.7 to this Annual Report on Form 10-K, is dated effective as of January 1, 2015.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item concerning the Directors and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, and is incorporated herein by reference. The information required by this Item concerning Director Independence, the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is set forth under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation and Stock Option Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity and Related Stockholder Matters” in Part II, Item 5 of this report, and is incorporated by reference herein.

The information required by this Item pursuant to Item 403 of Regulation S-K is set forth under the captions “Security Ownership by Management and Others” and “Equity Compensation Plan Information,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Transactions With Management and Others” and “Transactions With Management and Others and Certain Business Relationships” and “Compensation Committee Interlocks and Insider Participation,” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2014, and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the captions “Report of the Audit Committee” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission within 120 days of December 31, 2014, and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Page
Report of Independent Registered Public Accounting Firm	57
Consolidated Balance Sheets	59
Consolidated Statements of Income	60
Consolidated Statements of Comprehensive Income	61
Consolidated Statements of Cash Flows	62
Consolidated Statements of Shareholders’ Equity	64
Notes to Consolidated Financial Statements	65

(2) Financial Statement Schedules
Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report filed on November 1, 2012)

3.3	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009)

4.1	Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 ((Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012)

4.2	Specimen Common Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510))

10.1+	Universal Truckload Services, Inc. 2013 Short-Term Incentive Plan B (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2013)

10.2	Consulting Agreement between Universal Truckload Services, Inc. and Manuel J. Moroun, dated April 24, 2013. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2013)

10.3+*	Employment agreement, dated June 2, 2014, by and between Universal Management Services, Inc. and Jeff Rogers.

10.4	Revolving Credit and Term Loan Agreement, dated as of August 28, 2012, among Universal Truckload Services, Inc., the lenders parties thereto and Comerica Bank, as administrative agent, arranger and documentation agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 31, 2012)

Exhibit No.	Description

10.5	First Amendment to Revolving Credit and Term Loan Agreement, date June 3, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2013)

10.6	Second Amendment to Revolving Credit and Term Loan Agreement, dated December 19, 2013 Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2013)

10.7*	Service Level Agreement between Universal Truckload Services, Inc. and Data System Services, LLC dated as of January 1, 2015.

21.1*	Subsidiaries of Universal Truckload Services, Inc.

23.1*	Consent of BDO USA LLP, independent registered public accounting firm

23.2*	Consent of KPMG LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

+	Indicates a management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

By:	/s/ David A. Crittenden
David A. Crittenden, Chief Financial Officer

Date: March 16, 2015

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Jeff Rogers and David A. Crittenden, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeff Rogers Jeff Rogers	Chief Executive Officer (Principal Executive Officer)	March 16, 2015

/s/ David A. Crittenden David A. Crittenden	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2015

/s/ Matthew T. Moroun Matthew T. Moroun	Chairman of the Board	March 16, 2015

/s/ Manuel J. Moroun Manuel J. Moroun	Director	March 16, 2015

/s/ Frederick P. Calderone Frederick P. Calderone	Director	March 16, 2015

/s/ Joseph J. Casaroll Joseph J. Casaroll	Director	March 16, 2015

/s/ Daniel J. Deane Daniel J. Deane	Director	March 16, 2015

/s/ Michael A. Regan Michael A. Regan	Director	March 16, 2015

Signatures	Title	Date

/s/ Daniel C. Sullivan Daniel C. Sullivan	Director	March 16, 2015

/s/ Richard P. Urban Richard P. Urban	Director	March 16, 2015

/s/ Ted B. Wahby Ted B. Wahby	Director	March 16, 2015

/s/ H.E. “Scott” Wolfe H. E. “Scott” Wolfe	Director	March 16, 2015