Form 10-Q
period 2015-03-28
Universal Truckload Services, Inc.
filed 2015-05-07
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of April 27, 2015, was 29,975,284.

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	March 28, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$5,547	$8,001
Marketable securities	15,235	14,309
Accounts receivable – net of allowance for doubtful accounts of $5,464 and $5,207, respectively	161,317	151,107
Other receivables	18,285	13,856
Due from affiliates	1,591	1,562
Prepaid income taxes	6,410	2,719
Prepaid expenses and other	16,405	19,340
Deferred income taxes	5,812	5,386

Total current assets	230,602	216,280
Property and equipment – net of accumulated depreciation of $155,847 and $149,610, respectively	173,408	178,069
Goodwill	74,484	74,484
Intangible assets – net of accumulated amortization of $36,628 and $34,340, respectively	51,531	53,820
Other assets	5,984	6,361

Total assets	$536,009	$529,014

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$64,812	$57,448
Due to affiliates	4,097	2,896
Accrued expenses and other current liabilities	23,110	22,341
Insurance and claims	22,210	20,704
Current maturities of capital lease obligations	1,037	1,051
Current portion of long-term debt	12,217	9,593

Total current liabilities	127,483	114,033
Long-term liabilities:
Long-term debt	215,569	225,705
Capital lease obligations, net of current maturities	1,708	1,980
Deferred income taxes	46,105	45,883
Other long-term liabilities	3,076	4,252

Total long-term liabilities	266,458	277,820
Shareholders’ equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,859,006 and 30,856,506 shares issued; 29,975,284 and 29,997,784 shares outstanding, respectively	30,859	30,857
Paid-in capital	2,508	2,448
Treasury stock, at cost; 883,722 and 858,722 shares, respectively	(15,576)	(14,953)
Retained earnings	123,978	117,913
Accumulated other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,591 and $1,642, respectively	2,814	2,888
Foreign currency translation adjustments	(2,515)	(1,992)

Total shareholders’ equity	142,068	137,161

Total liabilities and shareholders’ equity	$536,009	$529,014

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
Operating revenues:
Transportation services	$160,404	$179,816
Value-added services	70,218	69,480
Intermodal services	32,939	30,068

Total operating revenues	263,561	279,364
Operating expenses:
Purchased transportation and equipment rent	132,080	140,425
Direct personnel and related benefits	51,510	53,571
Commission expense	8,818	9,731
Operating expenses (exclusive of items shown separately)	27,045	31,018
Occupancy expense	6,827	6,307
Selling, general, and administrative	9,006	9,421
Insurance and claims	4,170	6,621
Depreciation and amortization	9,038	7,641

Total operating expenses	248,494	264,735

Income from operations	15,067	14,629
Interest income	13	15
Interest expense	(1,855)	(1,590)
Other non-operating income	107	89

Income before provision for income taxes	13,332	13,143
Provision for income taxes	5,168	5,019

Net income	$8,164	$8,124

Earnings per common share:
Basic	$0.27	$0.27
Diluted	$0.27	$0.27
Weighted average number of common shares outstanding:
Basic	29,992	30,112
Diluted	29,998	30,158
Dividends paid per common share	$0.07	$0.07

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
Net Income	$8,164	$8,124
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments arising during the period, net of income taxes	(74)	127
Realized gains on available-for-sale investments reclassified into income, net of income taxes	—	—
Foreign currency translation adjustments	(523)	(127)

Total other comprehensive income (loss)	(597)	—

Total comprehensive income	$7,567	$8,124

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$8,164	$8,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,038	7,641
Gain on disposal of property and equipment	(28)	(56)
Amortization of debt issuance costs	173	173
Stock-based compensation	63	—
Provision for doubtful accounts	734	302
Deferred income taxes	(190)	(1,788)
Change in assets and liabilities:
Trade and other accounts receivable	(15,190)	(22,663)
Prepaid income taxes, prepaid expenses and other assets	(719)	(301)
Accounts payable, accrued expenses, insurance and claims and other current liabilities	9,558	18,623
Due to/from affiliates, net	1,157	1,870
Other long-term liabilities	(1,176)	489

Net cash provided by operating activities	11,584	12,414
Cash flows from investing activities:
Capital expenditures	(2,188)	(10,788)
Proceeds from the sale of property and equipment	128	385
Purchases of marketable securities	(1,050)	(4)

Net cash used in investing activities	(3,110)	(10,407)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	27,418	21,906
Repayments of debt - revolving debt	(32,788)	(24,049)
Repayments of debt - term debt	(2,142)	—
Payment of capital lease obligations	(287)	(348)
Dividends paid	(2,100)	(2,108)
Purchases of treasury stock	(623)	(318)

Net cash used in financing activities	(10,522)	(4,917)
Effect of exchange rate changes on cash and cash equivalents	(406)	20

Net (decrease) in cash	(2,454)	(2,890)
Cash and cash equivalents – beginning of period	8,001	10,223

Cash and cash equivalents – end of period	$5,547	$7,333

Supplemental cash flow information:
Cash paid for interest	$1,776	$1,474

Cash paid for income taxes	$9,053	$3,732

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Truckload Services, Inc. and its wholly-owned subsidiaries (“we”, “us”, “our”, “Universal”, or “the Company”), have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

Certain immaterial reclassifications have been made to the prior financial statements in order for them to conform to the March 28, 2015 presentation.

(2)	Marketable Securities

At March 28, 2015 and December 31, 2014, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At March 28, 2015
Equity Securities	$10,829	$4,737	$(331)	$15,235

At December 31, 2014
Equity Securities	$9,779	$4,825	$(295)	$14,309

Included in equity securities at March 28, 2015 are securities with a fair value of $3.1 million with a cumulative loss position of $0.3 million, the impairment of which we consider to be temporary. We consider several factors in our determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities. We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

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

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 28, 2015
Equity securities	$2,750	$182	$324	$149	$3,074	$331

At December 31, 2014
Equity securities	$1,380	$197	$146	$98	$1,526	$295

Our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the banking, steel, communications, oil and gas, and transportation industries. The fair value and unrealized losses are distributed in 30 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, as well as our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at March 28, 2015.

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

(3)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	March 28, 2015	December 31, 2014
Payroll related items	$9,414	$8,827
Driver escrow liabilities	4,251	4,519
Commissions, taxes and other	9,445	8,995

Total	$23,110	$22,341

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at March 28, 2015	March 28, 2015	December 31, 2014
Outstanding Debt:
Syndicated credit facility
$120 million revolving credit facility	LIBOR + 1.85%	$54,500	$59,500
Swing Line sub-facility	Prime + 0.85%	—	370
$60 million equipment financing facility	LIBOR + 2.35%	53,286	55,428
$50 million term loan	LIBOR + 3.00%	50,000	50,000
$70 million term loan B	LIBOR + 3.00%	70,000	70,000
UBS secured borrowing facility	LIBOR + 1.10%	—	—

		227,786	235,298
Less current portion		12,217	9,593

Total long-term debt		$215,569	$225,705

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

$120 million Revolving Credit Facility

The revolving credit facility is available to refinance existing indebtedness and to finance working capital through, and mature on, August 28, 2017. Two interest rate options are applicable to advances borrowed pursuant to the facility: Eurodollar-based advances and base rate advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.35% to 2.10% based on our ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. As an alternative, base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.35% to 1.10%. The base rate is the greater of the prime rate announced by Comerica Bank, the federal funds effective rate plus 1.0%, or the daily adjusting LIBOR rate plus 1.0%. At March 28, 2015, interest accrued at 2.02% based on 30-day LIBOR.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.0 million Swing Line sub-facility and a $5.0 million letter of credit sub-facility. On June 3, 2013, we executed an amendment to our Revolving Credit and Term Loan Agreement (the “First Amendment”) which split the availability on the Swing Line between two existing lenders, Comerica Bank and KeyBank. The SwingLine was split to provide for borrowings of up to $7.0 million from Comerica Bank and $3.0 million from KeyBank, so long as the Comerica Bank and KeyBank advances do not exceed $10.0 million in the aggregate. Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by the applicable Swing Line lender in its sole discretion. At March 28, 2015, we did not have any amounts outstanding under the Swing Line, and there were no letters of credit issued against the revolving credit facility.

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

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.50%, depending on our ratio of total debt to EBITDA. Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment. Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable of our principal operating subsidiaries, pursuant to a monthly borrowing base certificate. At March 28, 2015, our $54.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $139.2 million, of which, $115.3 million were available for borrowing against pursuant to the agreement.

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

The two interest rate options that apply to revolving credit facility advances also apply to equipment credit facility advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.60% to 2.60% based on our ratio of total debt to EBITDA. Base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.60% to 1.60%. The equipment credit facility is subject to an unused fee, which is payable quarterly in arrears, of 0.50%. At March 28, 2015, interest accrued at 2.52% based on 30-day LIBOR.

Interest on the unpaid balance of all equipment credit facility base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid balance of each Eurodollar-based advance of the equipment credit facility is payable on the last day of the applicable Eurodollar interest period.

$50 million Term Loan

Proceeds of the term loan were advanced on October 1, 2012 and used to refinance existing indebtedness of LINC. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At March 28, 2015, interest accrued at 3.17% based on 30-day LIBOR.

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

$70 million Term Loan B

Proceeds of the term loan were advanced on December 19, 2013 and used to finance the acquisition of Westport. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At March 28, 2015, interest accrued at 3.17% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on January 1, 2014, and on the first day of each January, April, July and October thereafter. Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

The Credit Agreement requires us to repay the borrowings made under the term loan facilities and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of our annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. Mandatory prepayments of the term loans were $3.6 million as of March 28, 2015. We may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, we may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company’s material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes annual, quarterly and ad hoc financial reporting requirements and financial covenants requiring the Company to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. Specifically, we may not exceed a maximum senior debt to EBITDA ratio, as defined, of 2.5:1 and a maximum total debt to EBITDA ratio, as defined, of 3.0:1. We must also maintain a fixed charge coverage ratio, as defined, of not less than 1.25:1. As of March 28, 2015, the Company was in compliance with its debt covenants.

UBS Secured Borrowing Facility

The Company also maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 1.10% (effective rate of 1.27% at March 28, 2015), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit. As of March 28, 2015 and December 31, 2014, there were no amounts outstanding under the line of credit, and the maximum available borrowings were $7.5 million and $6.9 million, respectively.

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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 28, 2015
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$75	$—	$—	$75
Marketable securities	15,235	—	—	15,235

Total Assets	$15,310	$—	$—	$15,310

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$21	$—	$—	$21
Marketable securities	14,309	—	—	14,309

Total Assets	$14,330	$—	$—	$14,330

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

In addition to the administrative support services described above, we purchase other services from affiliates. Following is a schedule of cost incurred for services provided by affiliates for the thirteen weeks ended March 28, 2015 and March 29, 2014 (in thousands):

	Thirteen weeks ended
	March 28, 2015	March 29, 2014
Administrative support services	$801	$524
Truck fueling and maintenance	58	202
Real estate rent and related costs	3,101	2,964
Insurance and employee benefit plans	11,140	10,328
Contracted transportation services	214	89

Total	$15,314	$14,107

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

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At March 28, 2015 and December 31, 2014, amounts due to affiliates were $4.1 million and $2.9 million, respectively. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At March 28, 2015 and December 31, 2014, there were $12.4 million and $10.7 million, respectively, included in each of these accounts for insured claims.

We purchased used snow removal equipment from an affiliate during the thirteen weeks ended March 28, 2015, for $18,000. During the thirteen weeks ended March 29, 2014, we purchased 10 used tractors from an affiliate for approximately $0.8 million.

We have retained the law firm of Sullivan Hincks & Conway to provide us legal services. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Not included in the table above are amounts paid for legal services during the thirteen weeks ended March 28, 2015 and March 29, 2014 of $1,400 and $13,000, respectively.

We also exercised our right of first refusal to acquire 25,000 shares of restricted stock from a director, H.E. “Scott” Wolfe, for $622,500 based on the closing market price on March 5, 2015, the effective date of the transaction.

Services provided to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Following is a schedule of services provided to affiliates for the thirteen weeks ended March 28, 2015 and March 29, 2014 (in thousands):

	Thirteen weeks ended
	March 28, 2015	March 29, 2014
Transportation and intermodal services	$172	$258
Truck fueling and maintenance	—	44
Administrative and customer support services	—	5

Total	$172	$307

We did not sell any equipment to affiliates during the thirteen weeks ended March 28, 2015. However, during the thirteen weeks ended March 29, 2014, we sold 23 used trailers to an affiliate for approximately $46,000. The trailers were fully depreciated, the sale of which resulted in a gain of approximately $46,000.

At March 28, 2015 and December 31, 2014, amounts due from Affiliates were $1.6 million for both periods.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended
	March 28, 2015	March 29, 2014
Unrealized holding gains (losses) on available-for-sale investments arising during the period:
Gross amount	$(124)	$198
Income tax (expense) benefit	50	(71)

Net of tax amount	$(74)	$127

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$—	$—
Income tax expense	—	—

Net of tax amount	$—	$—

Foreign currency translation adjustments	$(523)	$(127)

(8)	Stock Based Compensation

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

On December 20, 2012, the Company granted 178,137 shares of restricted stock to certain of its employees. The restricted stock grants vested 20% on December 20, 2012, and an additional 20% will vest on each anniversary of the grant through December 20, 2016, subject to continued employment with the Company. On March 5, 2015, the Company granted an additional 10,000 shares of restricted stock to an employee of the company. The restricted stock grants vested 25% on March 5, 2015, and an additional 25% will vest on each anniversary of the grant through March 5, 2018, subject to continued employment with the Company. A grantee’s vesting may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	16,446	$16.42
Granted	10,000	$25.18
Vested	(2,500)	$25.18
Forfeited	—	$—

Balance at March 28, 2015	23,946	$19.16

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Stock Based Compensation - continued

As of March 28, 2015, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the thirteen weeks ended March 28, 2015 was $0.1 million.

(9)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks ended March 28, 2015 and March 29, 2014 there were 5,700 and 45,584 weighted average non-vested shares of restricted shares included in the denominator for the calculation of diluted earnings per share, respectively.

(10)	Dividends

On February 19, 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which was payable to shareholders of record at the close of business on March 2, 2015, and was paid on March 12, 2015. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about the Company’s reportable segments as of and for the thirteen weeks ended March 28, 2015 and March 29, 2014 (in thousands):

	Thirteen weeks ended March 28, 2015
	Transportation	Logistics	Other	Total
Operating revenues	$167,233	$96,232	$96	$263,561
Eliminated inter-segment revenues	617	1,197	—	1,814
Income from operations	6,350	8,773	(56)	15,067
Total assets	233,861	263,388	38,760	536,009

	Thirteen weeks ended March 29, 2014
	Transportation	Logistics	Other	Total
Operating revenues	$175,349	$103,906	$109	$279,364
Eliminated inter-segment revenues	1,562	1,736	—	3,298
Income from operations	5,310	9,681	(362)	14,629
Total assets	235,458	243,475	32,411	511,344

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(12)	Commitments and Contingencies

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

At March 28, 2015, approximately 38% of our employees in the United States, Mexico and Canada are subject to collective bargaining agreements that are renegotiated periodically, 23% of which are subject to contracts that expire in 2015.

(13)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provided new accounting guidance related to revenue recognition. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. In April 2015, the FASB voted to propose a one-year delay of the effective date of the new standard. If the proposal is finalized, the revenue recognition standard would take effect for public companies in 2018. We are evaluating the effect, if any, that adopting this new accounting standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which is intended to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015 for public companies. Entities must apply the new guidance on a full retrospective basis and early adoption is permitted for financial statements that have not been previously issued. We are evaluating the effect that adopting this new accounting standard will have on our consolidated financial statements and related disclosures.

(14)	Subsequent Events

On April 29, 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on May 11, 2015 and is expected to be paid on May 21, 2015. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2014, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Overview

We are a leading asset-light provider of customized transportation and logistics solutions throughout the United States, and in Mexico, Canada and Colombia. We provide our customers with supply chain solutions that can be scaled to meet their changing demands and volumes. We offer our customers a broad array of services across their entire supply chain, including transportation, value-added, and intermodal services. Our customized solutions and flexible business model are designed to provide us with a highly variable cost structure.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services. Our intermodal services and transportation services associated with individual freight shipments coordinated by our agents and company-managed terminals are aggregated into our reportable transportation segment, while our value-added services and transportation services to specific customers on a dedicated basis make up our logistics segment. The following table sets forth each of these service categories for the thirteen weeks ended March 28, 2015 and March 29, 2014, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
Operating revenues:
Transportation services	60.9%	64.4%
Value-added services	26.6	24.9
Intermodal services	12.5	10.7

Total operating revenues	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended March 28, 2015 and March 29, 2014, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
Operating revenues:	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	50.1	50.3
Direct personnel and related benefits	19.5	19.2
Commission expense	3.3	3.5
Operating expenses (exclusive of items shown seperately)	10.3	11.1
Occupancy expense	2.6	2.3
Selling, general, and administrative	3.4	3.4
Insurance and claims	1.6	2.4
Depreciation and amortization	3.4	2.7

Total operating expenses	94.3	94.8

Income from operations	5.7	5.2
Interest and other non-operating income (expense), net	(0.6)	(0.5)

Income before provision for income taxes	5.1	4.7
Provision for income taxes	2.0	1.8

Net income	3.1%	2.9%

Thirteen Weeks Ended March 28, 2015 Compared to Thirteen Weeks ended March 29, 2014

Operating revenues. Operating revenues for the thirteen weeks ended March 28, 2015 decreased $15.8 million, or 5.7%, to $263.6 million from $279.4 million for the thirteen weeks ended March 29, 2014. Included in operating revenues are fuel surcharges, where separately identifiable, of $20.2 million for the thirteen weeks ended March 28, 2015 compared to $29.0 million for the thirteen weeks ended March 29, 2014. Revenues from our transportation segment decreased $8.1 million, or 4.6%, while income from operations increased $1.0 million, or 19.6% compared to the same period last year. In our logistics segment, revenues decreased $7.7 million, or 7.4%, over the same period last year, and income from operations decreased $0.9 million, or 9.4%, compared to the same period last year. Overall, operating revenues declined due to several factors including a decline in fuel surcharges, a slowdown in key markets including steel and metals and energy, and harsh weather conditions during the first quarter of 2015. However, despite a decline in operating revenues, income from operations improved year-over-year to $15.1 million for the thirteen weeks ended March 28, 2015 compared to $14.6 million during the same period last year.

The decrease in our total operating revenues was primarily the result of a $19.4 million decrease in our transportation services revenue. This decrease was partially offset by increases in our intermodal business of $2.9 million and $0.7 million in our value-added service business. The decrease in transportation services revenues was primarily the result of a decrease in pricing and in the number of loads hauled. For the thirteen weeks ended March 28, 2015, our operating revenue per loaded mile, excluding fuel surcharges decreased to $2.44 from $2.56 for thirteen weeks ended March 29, 2014, and the number of loads declined to approximately 147,000 during the thirteen weeks ended March 28, 2015 from approximately 150,000 in the same period last year.

Value-added services increased slightly by 1.1% to $70.2 million during the thirteen weeks ended March 28, 2015 and included the launch of two new programs during the quarter. At March 28, 2015 we provided value-added services at 47 locations compared to 46 at March 29, 2014.

Our intermodal operations experienced an increase in operating revenues per loaded mile and an increase in the number of loads hauled. Operating revenue per loaded mile, excluding fuel surcharges for the thirteen weeks ended March 28, 2015 increased to $4.17 from $4.12 for thirteen weeks ended March 29, 2014, and the number of loads increased to approximately 74,000 for the thirteen weeks ended March 28, 2015, compared to approximately 68,000 during the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended March 28, 2015 decreased by $8.3 million, or 5.9%, to $132.1 million from $140.4 million for the thirteen weeks ended March 29, 2014. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. The absolute decrease was primarily the result of a decrease in transportation services revenues, which was partially offset by an increase in intermodal and value-added service revenues. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 50.1% for the thirteen weeks ended March 28, 2015 from 50.3% for the thirteen weeks ended March 29, 2014. For the thirteen weeks ended March 28, 2015, transportation services represented 60.9% of total operating revenues compared to 64.4% in the same period last year. Combined, intermodal and value-added services, which typically which operate with lower purchased transportation and equipment rental costs, increased to 39.1% of total operating revenues for the thirteen weeks ended March 28, 2015, compared to 35.6% during the same period last year.

Direct Personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended March 28, 2015 decreased by $2.1 million, or 3.9%, to $51.5 million compared to $53.6 million for the thirteen weeks ended March 29, 2014. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. During the thirteen weeks ended March 29, 2014, we experienced an increase in direct personnel and related benefit costs attributable to a loss of productivity and additional labor and overtime needs to meet customer service obligations during the harsh weather conditions that persisted in January and February 2014. As a percentage of operating revenues, personnel and related benefits expenses increased to 19.5% for the thirteen weeks ended March 28, 2015, compared to 19.2% for the thirteen weeks ended March 29, 2014. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirteen weeks ended March 28, 2015 decreased by $0.9 million, or 9.3%, to $8.8 million from $9.7 million for the thirteen weeks ended March 29, 2014. The absolute decrease was primarily the result of a decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, except in cases where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.3% for the thirteen weeks ended March 28, 2015, compared to 3.5% for the thirteen weeks ended March 29, 2014. As a percentage of operating revenues, the decrease in commission expense is due to an increase in our value-added service operations, where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) decreased by $4.0 million, or 12.9%, to $27.0 million for the thirteen weeks ended March 28, 2015, compared to $31.0 million for the thirteen weeks ended March 29, 2014. As a percentage of operating revenues, other operating expenses (exclusive of items shown separately) decreased to 10.3% for the thirteen weeks ended March 28, 2015 from 11.1% for the thirteen weeks ended March 29, 2014. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The decrease in operating expenses (exclusive of items shown separately) was primarily the result of decreases in fuel expenses on company owned tractors of $1.5 million, repair and maintenance expense of $0.9 million, and other operating expenses of $1.8 million.

Occupancy expense. Occupancy expenses increased by $0.5 million, or 7.9%, to $6.8 million for the thirteen weeks ended March 28, 2015, compared to $6.3 million for the thirteen weeks ended March 29, 2014. The increase reflects the aggregate net impact of various changes in the number of our operating locations, including two additional company-leased value-added service facilities.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended March 28, 2015 decreased by $0.4 million, or 4.3%, to $9.0 million from $9.4 million for the thirteen weeks ended March 29, 2014. As a percentage of operating revenues, selling, general and administrative expense remained consistent at 3.4% for both the thirteen weeks ended March 28, 2015 and March 29, 2014. The largest component of selling, general and administrative expense, salaries and wages, decreased $1.2 million due to lower average head-counts. This decrease however was partially offset by increases in professional services of $0.5 million and in bad debt expense of $0.4 million.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended March 28, 2015 decreased by $2.4 million, or 36.4%, to $4.2 million from $6.6 million for the thirteen weeks ended March 29, 2014. As a percentage of operating revenues, insurance and claims decreased to 1.6% for the thirteen weeks ended March 28, 2015 from 2.4% for the thirteen weeks ended March 29, 2014. The absolute decrease was primarily the result of a $1.9 million decrease in our cargo and service claims expense due to the higher claims expense during the harsh weather conditions in the first quarter of 2014. Additionally, there was a $0.3 million decrease in auto liability insurance premiums and claims expense and $0.3 million net decrease in our contractor insurance and deduction.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended March 28, 2015 increased by $1.4 million, or 18.4%, to $9.0 million from $7.6 million for the thirteen weeks ended March 29, 2014. The increase is primarily the result of $1.6 million of additional depreciation expense from our significant capital investments made throughout 2014. This increase was partially offset by decreases in amortization expenses on certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $1.8 million for the thirteen weeks ended March 28, 2015 compared to $1.6 million for the thirteen weeks ended March 29, 2014. The increase is primarily the result of higher effective interest rates on our outstanding debt during the period. As of March 28, 2015 we had outstanding borrowings totaling $227.8 million compared to $235.4 million at March 29, 2014.

Other non-operating income. Other non-operating income was $0.1 million for both the thirteen weeks ended March 28, 2015 and March 29, 2014. There were no significant or unusual items impacting other non-operating income.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended March 28, 2015 was $5.2 million compared to $5.0 million for the thirteen weeks ended March 29, 2014, based on an effective tax rate of 38.8% and 38.2%, respectively.

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

During the thirteen weeks ended March 28, 2015, our capital expenditures totaled $2.2 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. In 2015, exclusive of acquisitions of businesses, we expect to incur capital expenditures in the range of 3.0% to 4.0% of operating revenues for the acquisition of transportation equipment, to support our value-added service operations and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock. We paid $0.07 per common share, or $2.1 million, during the thirteen week period ended March 28, 2015. On April 29, 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock. The dividend is payable to shareholders of record at the close of business on May 11, 2015 and is expected to be paid on May 21, 2015. Declaration of future cash dividends are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

We expect that our cash flow from operations, working capital and available borrowings will be sufficient to meet our capital commitments, to fund our operational needs for at least the next twelve months, and to fund mandatory debt repayments. Based on the availability of borrowings under our credit facilities, against our marketable security portfolio and other financing sources. and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

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

All obligations under the Credit Agreement are unconditionally guaranteed by our material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. At March 28, 2015, the Company was in compliance with its debt covenants. As of March 28, 2015, there were no letters of credit issued under the Credit Agreement, and the outstanding balance was $227.8 million. At March 28, 2015, our $54.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $139.2 million, of which, $115.3 million were available for borrowing pursuant to the agreement.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 1.10%, and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of March 28, 2015, there were no amounts outstanding under the line of credit, and the maximum available borrowings against the line of credit were $7.5 million.

Discussion of Cash Flows

At March 28, 2015, we had cash and cash equivalents of $5.5 million compared to $8.0 million at December 31, 2014. Net cash provided by operating activities was $11.6 million, while we used $3.1 million in investing activities and $10.5 million in financing activities.

The $11.6 million in net cash provided by operations was primarily attributed to $8.2 million of net income, which reflects non-cash depreciation and amortization, gains on the sales property and equipment, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $9.8 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $6.4 million. The increase in the working capital position is primarily the result of increases in accounts receivable and in prepaid expenses and other assets and a decrease in other long-term liabilities. This was partially offset by increases in accounts payable and accrued expenses and other current liabilities, insurance and claims accruals. Affiliate transactions increased net cash provided by operating activities during the thirteen weeks ended March 28, 2015 by $1.2 million. The increase consisted of an increase in accounts payable to affiliates of $1.2 million, while accounts receivable from affiliates increased remained consistent.

The $3.1 million in net cash used in investing activities consisted of $2.2 million of capital expenditures and $1.0 million for the purchases of marketable securities. These uses were partially offset by $0.1 million in proceeds from the sale of property and equipment.

We also used $10.5 million in net cash in financing activities. As of March 28, 2015, we had outstanding borrowings totaling $227.8 million compared to $235.3 million at December 31, 2014. We also paid cash dividends of $2.1 million, $0.3 million in capital lease obligations and $0.6 million for repurchases of treasury stock.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”, of our Form 10-K for the year ended December 31, 2014. There have been no changes in the accounting policies followed by us during the thirteen weeks ended March 28, 2015.

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

There have not been any material changes to the Company’s market risk during the thirteen weeks ended March 28, 2015. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2015, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 28, 2015 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Information with respect to legal proceedings and other exposures appears in Part I, Item 1, Note (14) of the “Notes to Unaudited Consolidated Financial Statements,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A:	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
December 31, 2014			—	800,000
January 1, 2015 - January 24, 2015	—	$—	—	800,000
January 25, 2015 - February 21, 2015	25,000	24.90	—	800,000
Feb. 22, 2015 - March 28, 2015	—	—	—	800,000

Total	25,000	$24.90	—	800,000

On June 30, 2014, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market. There have not been any purchases of shares under this authorization. The Company did, however, acquire 25,000 shares of common stock for $622,500 during the first fiscal quarter of 2015 upon exercising its right of first refusal pursuant to a restricted stock bonus award.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012)

3.3	Amended and Restated Bylaws, as amended effective April 22, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2009)

3.4	Third Amended and Restated Bylaws, as amended effective May 13, 2015 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2015)

4.1	Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012)

10.1	Restricted Stock Bonus Award Agreement effective March 5, 2015 by and between Universal Truckload Services, Inc. and Jeffrey A. Rogers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 9, 2015)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: May 7, 2015	By:	/s/ David A. Crittenden
David A. Crittenden, Chief Financial Officer

Date: May 7, 2015	By:	/s/ Jeff Rogers
Jeff Rogers, Chief Executive Officer