Form 10-Q
period 2015-06-27
Universal Truckload Services, Inc.
filed 2015-08-05
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 31, 2015, was 28,380,679.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	June 27, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,707	$8,001
Marketable securities	15,125	14,309
Accounts receivable – net of allowance for doubtful accounts of $5,653 and $5,207, respectively	161,037	151,107
Other receivables	20,130	13,856
Due from affiliates	1,798	1,562
Prepaid income taxes	5,384	2,719
Prepaid expenses and other	21,208	19,340
Deferred income taxes	4,228	5,386

Total current assets	236,617	216,280
Property and equipment – net of accumulated depreciation of $161,931 and $149,610, respectively	173,607	178,069
Goodwill	74,484	74,484
Intangible assets – net of accumulated amortization of $38,917 and $34,340, respectively	49,242	53,820
Other assets	5,465	6,361

Total assets	$539,415	$529,014

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,478	$57,448
Due to affiliates	5,843	2,896
Accrued expenses and other current liabilities	22,223	22,341
Insurance and claims	22,422	20,704
Current maturities of capital lease obligations	988	1,051
Current portion of long-term debt	12,217	9,593

Total current liabilities	127,171	114,033
Long-term liabilities:
Long-term debt	209,426	225,705
Capital lease obligations, net of current maturities	1,485	1,980
Deferred income taxes	44,809	45,883
Other long-term liabilities	3,514	4,252

Total long-term liabilities	259,234	277,820
Shareholders’ equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,864,006 and 30,856,506 shares issued; 29,980,284 and 29,997,784 shares outstanding, respectively	30,864	30,857
Paid-in capital	2,613	2,448
Treasury stock, at cost; 883,722 and 858,722 shares, respectively	(15,576)	(14,953)
Retained earnings	135,163	117,913
Accumulated other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,517 and $1,642, respectively	2,704	2,888
Foreign currency translation adjustments	(2,758)	(1,992)

Total shareholders’ equity	153,010	137,161

Total liabilities and shareholders’ equity	$539,415	$529,014

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Operating revenues:
Transportation services	$180,150	$197,505	$340,554	$377,321
Value-added services	75,105	76,009	145,323	145,489
Intermodal services	39,752	34,035	72,691	64,103

Total operating revenues	295,007	307,549	558,568	586,913
Operating expenses:
Purchased transportation and equipment rent	149,085	155,518	281,165	295,943
Direct personnel and related benefits	53,748	55,783	105,258	109,354
Commission expense	9,543	11,022	18,361	20,753
Operating expenses (exclusive of items shown separately)	29,096	31,081	56,141	62,099
Occupancy expense	6,607	6,286	13,434	12,593
Selling, general, and administrative	9,266	10,451	18,272	19,872
Insurance and claims	5,875	4,973	10,045	11,594
Depreciation and amortization	8,867	8,022	17,905	15,663

Total operating expenses	272,087	283,136	520,581	547,871

Income from operations	22,920	24,413	37,987	39,042
Interest income	12	8	25	23
Interest expense	(1,913)	(2,471)	(3,768)	(4,061)
Other non-operating income	565	125	672	214

Income before provision for income taxes	21,584	22,075	34,916	35,218
Provision for income taxes	8,300	8,442	13,468	13,461

Net income	$13,284	$13,633	$21,448	$21,757

Earnings per common share:
Basic	$0.44	$0.45	$0.72	$0.72
Diluted	$0.44	$0.45	$0.72	$0.72
Weighted average number of common shares outstanding:
Basic	29,979	30,054	29,985	30,082
Diluted	29,980	30,092	29,990	30,124
Dividends declared common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net Income	$13,284	$13,633	$21,448	$21,757
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments arising during the period, net of income taxes	66	337	(8)	464
Realized gains on available-for-sale investments reclassified into income, net of income taxes	(176)	—	(176)	—
Foreign currency translation adjustments	(243)	27	(766)	(100)

Total other comprehensive income (loss)	(353)	364	(950)	364

Total comprehensive income	$12,931	$13,997	$20,498	$22,121

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$21,448	$21,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,905	15,663
Gain on sale of marketable equity securities	(276)	—
Loss on disposal of property and equipment	153	42
Amortization of debt issuance costs	349	346
Stock-based compensation	173	—
Provision for doubtful accounts	1,260	674
Deferred income taxes	190	(2,165)
Change in assets and liabilities:
Trade and other accounts receivable	(17,778)	(29,857)
Prepaid income taxes, prepaid expenses and other assets	(4,236)	1,653
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	7,993	22,977
Due to/from affiliates, net	2,711	1,074
Other long-term liabilities	(884)	(267)

Net cash provided by operating activities	29,008	31,897
Cash flows from investing activities:
Capital expenditures	(9,221)	(30,157)
Proceeds from the sale of property and equipment	203	734
Purchases of marketable securities	(1,156)	(51)
Proceeds from sale of marketable securities	322	—

Net cash used in investing activities	(9,852)	(29,474)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	57,687	66,697
Repayments of debt - revolving debt	(67,057)	(62,008)
Proceeds from borrowing - term debt	—	2,500
Repayments of debt - term debt	(4,285)	(2,286)
Payment of capital lease obligations	(558)	(748)
Dividends paid	(4,198)	(4,216)
Purchases of treasury stock	(623)	(4,423)
Proceeds from issuance of common stock, net of issuance costs	—	19
Capitalized financing costs	(76)	—

Net cash used in financing activities	(19,110)	(4,465)
Effect of exchange rate changes on cash and cash equivalents	(340)	(75)

Net decrease in cash	(294)	(2,117)
Cash and cash equivalents – beginning of period	8,001	10,223

Cash and cash equivalents – end of period	$7,707	$8,106

Supplemental cash flow information:
Cash paid for interest	$3,350	$3,579

Cash paid for income taxes	$16,100	$13,253

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

Certain immaterial reclassifications have been made to the prior financial statements in order for them to conform to the June 27, 2015 presentation.

(2)	Marketable Securities

At June 27, 2015 and December 31, 2014, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At June 27, 2015
Equity Securities	$10,903	$4,554	$(332)	$15,125

At December 31, 2014
Equity Securities	$9,779	$4,825	$(295)	$14,309

Included in equity securities at June 27, 2015 are securities with a fair value of $2.1 million with a cumulative loss position of $0.3 million, the impairment of which we consider to be temporary. We consider several factors in our determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities. We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

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

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 27, 2015
Equity securities	$1,730	$186	$371	$146	$2,101	$332

At December 31, 2014
Equity securities	$1,380	$197	$146	$98	$1,526	$295

Our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the banking, steel, and transportation industries. The fair value and unrealized losses are distributed in 23 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss. We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, as well as our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at June 27, 2015.

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

(3)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	June 27, 2015	December 31, 2014

Payroll related items	$8,635	$8,827
Driver escrow liabilities	4,287	4,519
Commissions, taxes and other	9,301	8,995

Total	$22,223	$22,341

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at June 27, 2015	June 27, 2015	December 31, 2014
Outstanding Debt:
Syndicated credit facility
$120 million revolving credit facility	LIBOR + 1.85%	$50,500	$59,500
Swing Line sub-facility	Prime + 0.85%	—	370
$60 million equipment financing facility	LIBOR + 2.35%	51,143	55,428
$50 million term loan	LIBOR + 3.00%	50,000	50,000
$70 million term loan B	LIBOR + 3.00%	70,000	70,000
UBS secured borrowing facility	LIBOR + 1.10%	—	—

		221,643	235,298
Less current portion		12,217	9,593

Total long-term debt		$209,426	$225,705

Syndicated credit facility

On December 19, 2013, we entered into a Second Amendment (the “Second Amendment”) to our Revolving Credit and Term Loan Agreement dated August 28, 2012, (the “Credit Agreement”) with and among the lenders parties thereto and Comerica Bank, as administrative agent, to provide for aggregate borrowing facilities of up to $300 million. The Second Amendment modifies the Credit Agreement to allow for additional borrowings of $70 million under a new term loan and a $10 million increase in the revolving credit facility. The Credit Agreement, as amended, consists of a $120 million revolving credit facility (which amount may be increased by up to $20 million upon our request and approval of the lenders), a $60 million equipment credit facility, a $50 million term loan, and a $70 million term loan B. Additionally, the Credit Agreement provides for up to $5 million in letters of credit, which letters of credit reduce availability under the revolving credit facility.

$120 million Revolving Credit Facility

The revolving credit facility is available to refinance existing indebtedness and to finance working capital through August 28, 2017. Two interest rate options are applicable to advances borrowed pursuant to the facility: Eurodollar-based advances and base rate advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.35% to 2.10% based on our ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. As an alternative, base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.35% to 1.10%. The base rate is the greater of the prime rate announced by Comerica Bank, the federal funds effective rate plus 1.0%, or the daily adjusting LIBOR rate plus 1.0%. At June 27, 2015, interest accrued at 2.03% based on 30-day LIBOR.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.0 million Swing Line sub-facility and a $5.0 million letter of credit sub-facility. On June 3, 2013, we executed an amendment to our Revolving Credit and Term Loan Agreement (the “First Amendment”) which split the availability on the Swing Line between two existing lenders, Comerica Bank and KeyBank. The SwingLine was split to provide for borrowings of up to $7.0 million from Comerica Bank and $3.0 million from KeyBank, so long as the Comerica Bank and KeyBank advances do not exceed $10.0 million in the aggregate. Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by the applicable Swing Line lender in its sole discretion. At June 27, 2015, we did not have any amounts outstanding under the Swing Line, and there were no letters of credit issued against the revolving credit facility.

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

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.50%, depending on our ratio of total debt to EBITDA. Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment. Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable of our principal operating subsidiaries, pursuant to a monthly borrowing base certificate. At June 27, 2015, our $50.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $134.4 million, of which, $111.2 million were available for borrowing against pursuant to the agreement.

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

The two interest rate options that apply to revolving credit facility advances also apply to equipment credit facility advances. Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.60% to 2.60% based on our ratio of total debt to EBITDA. Base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.60% to 1.60%. The equipment credit facility is subject to an unused fee, which is payable quarterly in arrears, of 0.50%. At June 27, 2015, interest accrued at 2.53% based on 30-day LIBOR.

Interest on the unpaid balance of all equipment credit facility base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter. Interest on the unpaid balance of each Eurodollar-based advance of the equipment credit facility is payable on the last day of the applicable Eurodollar interest period.

$50 million Term Loan

Proceeds of the term loan were advanced on October 1, 2012 and used to refinance existing indebtedness of LINC. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At June 27, 2015, interest accrued at 3.18% based on 30-day LIBOR.

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

$70 million Term Loan B

Proceeds of the term loan were advanced on December 19, 2013 and used to finance the acquisition of Westport. The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments. The applicable interest rate on the effective date of the term loan indebtedness was the base rate. Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA. Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA. At June 27, 2015, interest accrued at 3.18% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on January 1, 2014, and on the first day of each January, April, July and October thereafter. Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

The Credit Agreement requires us to repay the borrowings made under the term loan facilities and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of our annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds. Mandatory prepayments of the term loans were $3.6 million as of June 27, 2015. We may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings. In addition, we may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company’s material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes annual, quarterly and ad hoc financial reporting requirements and financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. Specifically, we may not exceed a maximum senior debt to EBITDA ratio, as defined, of 2.5:1 and a maximum total debt to EBITDA ratio, as defined, of 3.0:1. We must also maintain a fixed charge coverage ratio, as defined, of not less than 1.25:1. On June 9, 2015, we entered into a third amendment to exclude purchases of up to $35 million of the Company’s common stock in a modified “Dutch auction” tender offer from the calculation of the Company’s fixed charge coverage ratio, as defined in the Credit Agreement. As of June 27, 2015, we were in compliance with our debt covenants.

UBS Secured Borrowing Facility

We also maintain a secured borrowing facility at UBS Financial Services, Inc., or UBS, using our marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 1.10% (effective rate of 1.29% at June 27, 2015), and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit. As of June 27, 2015 and December 31, 2014, there were no amounts outstanding under the line of credit, and the maximum available borrowings were $7.4 million and $6.9 million, respectively.

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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 27, 2015
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$448	$—	$—	$448
Marketable securities	15,125	—	—	15,125

Total Assets	$15,573	$—	$—	$15,573

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$21	$—	$—	$21
Marketable securities	14,309	—	—	14,309

Total Assets	$14,330	$—	$—	$14,330

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

In addition to the administrative support services described above, we purchase other services from affiliates. Following is a schedule of cost incurred for services provided by affiliates for the thirteen weeks and twenty-six weeks ended June 27, 2015 and June 28, 2014 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Administrative support services	$922	$434	$1,723	$958
Truck fueling and maintenance	322	404	380	606
Real estate rent and related costs	3,328	2,310	6,429	5,274
Insurance and employee benefit plans	12,844	8,694	23,984	19,022
Contracted transportation services	254	122	468	211

Total	$17,670	$11,964	$32,984	$26,071

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

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At June 27, 2015 and December 31, 2014, amounts due to affiliates were $5.8 million and $2.9 million, respectively. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At June 27, 2015 and December 31, 2014, there were $13.6 million and $10.7 million, respectively, included in each of these accounts for insured claims.

We purchased used snow removal equipment from an affiliate during the twenty-six weeks ended June 27, 2015, for $18,000. During the thirteen weeks ended June 28, 2014, we purchased one used trailer from an affiliate for approximately $4,000. During the twenty-six weeks ended June 28, 2014, we purchased 10 used tractors and one used trailers from an affiliate totaling approximately $0.8 million.

We have retained the law firm of Sullivan Hincks & Conway to provide us legal services. Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway. Not included in the table above are amounts paid for legal services during twenty-six weeks ended June 27, 2015 of $1,400. We did not purchase any such services during the thirteen weeks ended June 27, 2015. Also not included in the table above are amounts paid for legal services during the thirteen and twenty-six weeks ended June 28, 2014 of $12,000 and $25,000, respectively.

We also exercised our right of first refusal to acquire 25,000 shares of restricted stock from a director, H.E. “Scott” Wolfe, for $622,500 based on the closing market price on March 5, 2015, the effective date of the transaction.

Services provided by Universal to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Following is a schedule of services provided to affiliates for the thirteen weeks and twenty-six weeks ended June 27, 2015 and June 28, 2014 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Transportation and intermodal services	$9	$30	$181	$288
Truck fueling and maintenance	—	42	—	86
Administrative and customer support services	—	—	—	5

Total	$9	$72	$181	$379

At June 27, 2015 and December 31, 2014, amounts due from Affiliates were $1.8 million and $1.6 million, respectively.

We did not sell any equipment to affiliates during the thirteen or twenty-six weeks ended June 28, 2015. However, during the thirteen weeks ended June 28, 2014, we sold 16 used trailers to an affiliate for $32,000. The trailers were fully depreciated, and therefore, the sale resulted in a gain of approximately $32,000. For the twenty-six weeks ended June 28, 2014, we sold 39 used trailers to an affiliate for approximately $78,000. The trailers were fully depreciated, and therefore, the sale resulted in a gain of approximately $78,000.

During the thirteen weeks ended June 28, 2014, we incurred approximately $0.5 million of costs related to an underwritten public offering of our common stock. Under the Amended and Restated Registration Rights Agreement, dated as of July 25, 2012 with our majority shareholders, we were responsible to pay for the cost of the offering. After deducting the underwriting discount and offering expenses, we had approximately $19,000 in proceeds remaining from the sale of our common stock.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Unrealized holding gains (losses) on available-for-sale investments arising during the period:
Gross amount	$91	$532	$(33)	$730
Income tax (expense) benefit	(25)	(195)	25	(266)

Net of tax amount	$66	$337	$(8)	$464

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$(276)	$—	$(276)	$—
Income tax expense	100	—	100	—

Net of tax amount	$(176)	$—	$(176)	$—

Foreign currency translation adjustments	$(243)	$27	$(766)	$(100)

(8)	Stock Based Compensation

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

On December 20, 2012, the Company granted 178,137 shares of restricted stock to certain of its employees. The restricted stock grants vested 20% on December 20, 2012, and an additional 20% will vest on each anniversary of the grant through December 20, 2016, subject to continued employment with the Company. On March 5, 2015, the Company granted an additional 10,000 shares of restricted stock its Chief Executive Officer. The restricted stock grants vested 25% on March 5, 2015, and an additional 25% will vest on each anniversary of the grant through March 5, 2018, subject to continued employment with the Company. On April 29, 2015, the Company granted an additional 20,000 shares of restricted stock to the Chief Executive Officer. These restricted stock grants vested 25% on April 29, 2015, and an additional 25% will vest in three equal increments on each March 5 in 2016, 2017 and 2018. A grantee’s vesting may be accelerated under certain conditions, including retirement.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Stock Based Compensation - continued

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	16,446	$16.42
Granted	30,000	$23.08
Vested	(7,500)	$23.08
Forfeited	—	$—

Balance at June 27, 2015	38,946	$20.27

As of June 27, 2015, there was approximately $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the thirteen and twenty-six weeks ended June 27, 2015 was $0.1 million and $0.2 million, respectively.

(9)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks and twenty-six weeks ended June 27, 2015, there were 1,905 and 4,967 weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share, respectively. For the thirteen weeks and twenty-six weeks ended June 28, 2014, there were 37,652 and 41,859 weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share, respectively.

(10)	Dividends

On April 29, 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on May 11, 2015 and paid on May 21, 2015. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Segment Reporting - continued

The following tables summarize information about our reportable segments as of and for the thirteen week and twenty-six week period ended June 27, 2015 and June 28, 2014 (in thousands):

	Thirteen weeks ended June 27, 2015
	Transportation	Logistics	Other	Total
Operating revenues	$188,724	$106,181	$102	$295,007
Eliminated inter-segment revenues	905	1,411	—	2,316
Income from operations	9,166	12,725	1,029	22,920
Total assets	238,446	261,983	38,986	539,415

	Thirteen weeks ended June 28, 2014
	Transportation	Logistics	Other	Total
Operating revenues	$195,374	$112,062	$113	$307,549
Eliminated inter-segment revenues	1,676	1,769	—	3,445
Income from operations	9,819	16,081	(1,487)	24,413
Total assets	240,486	253,270	34,756	528,512

	Twenty-six weeks ended June 27, 2015
	Transportation	Logistics	Other	Total
Operating revenues	$355,957	$202,412	$199	$558,568
Eliminated inter-segment revenues	1,522	2,608	—	4,130
Income from operations	15,516	21,498	973	37,987
Total assets	238,446	261,983	38,986	539,415

	Twenty-six weeks ended June 28, 2014
	Transportation	Logistics	Other	Total
Operating revenues	$370,723	$215,968	$222	$586,913
Eliminated inter-segment revenues	3,238	3,505	—	6,743
Income from operations	15,129	25,762	(1,849)	39,042
Total assets	240,486	253,270	34,756	528,512

(12)	Commitments and Contingencies

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

At June 27, 2015, approximately 20% of our employees in the United States, Canada and Colombia , and 92% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, less than 10% of which are subject to contracts that expire in 2015.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provided new accounting guidance related to revenue recognition. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance was originally effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. In July 2015, the FASB voted to delay of the effective date of the new standard by one year. As a result of the delay, the revenue recognition standard will be effective for public companies in 2018, with early adoption permitted. We are evaluating the effect, if any, that adopting this new accounting standard will have on our consolidated financial statements and related disclosures.

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

In June 2015, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock through a “Dutch auction” tender offer. Subject to certain limitations and legal requirements, we could repurchase up to an additional 2% of our outstanding shares. The tender offer began on the date of the announcement, June 9, 2015 and expired on July 8, 2015. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $21.50 to $23.50 per share. Upon expiration, 1,599,605 shares were tendered through this offer at a final purchase price of $21.50 per share for a total purchase price of approximately $34.4 million, including fees and commission. The tender offer was settled on July 14, 2015, and we used funds borrowed under our existing line of credit and from our available cash and cash equivalents to fund the offering. Immediately following the consummation of the tender offer, we had 28,380,679 shares of common stock outstanding. The total amount of shares purchased in the tender offer included 1,486,060 shares tendered by Mr. Manuel J. Moroun, a member of Universal’s Board of Directors, and a trust controlled by him. Mr. Moroun is the father of Mr. Matthew T. Moroun, the Chairman of the Board of Directors.

On July 23, 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on August 3, 2015 and expected to be paid on August 13, 2015. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services. Our intermodal services and transportation services associated with individual freight shipments coordinated by our agents and company-managed terminals are aggregated into our reportable transportation segment, while our value-added services and transportation services to specific customers on a dedicated basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and twenty-six weeks ended June 27, 2015 and June 28, 2014, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Operating revenues:
Transportation services	61.1%	64.2%	61.0%	64.3%
Value-added services	25.5	24.7	26.0	24.8
Intermodal services	13.5	11.1	13.0	10.9

Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and twenty-six weeks ended June 27, 2015 and June 28, 2014, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	50.5	50.6	50.3	50.4
Direct personnel and related benefits	18.2	18.1	18.8	18.6
Commission expense	3.2	3.6	3.3	3.5
Operating expenses (exclusive of items shown separately)	9.9	10.1	10.1	10.6
Occupancy expense	2.2	2.0	2.4	2.1
Selling, general, and administrative	3.1	3.4	3.3	3.4
Insurance and claims	2.0	1.6	1.8	2.0
Depreciation and amortization	3.0	2.7	3.2	2.7

Total operating expenses	92.2	92.1	93.2	93.3

Income from operations	7.8	7.9	6.8	6.7
Interest and other non-operating income (expense), net	(0.5)	(0.8)	(0.5)	(0.7)

Income before provision for income taxes	7.3	7.1	6.3	6.0
Provision for income taxes	2.8	2.7	2.5	2.3

Net income	4.5%	4.4%	3.8%	3.7%

Thirteen Weeks Ended June 27, 2015 Compared to Thirteen Weeks Ended June 28, 2014

Operating revenues. Operating revenues for the thirteen weeks ended June 27, 2015 decreased by $12.5 million, or 4.1%, to $295.0 million from $307.5 million for the thirteen weeks ended June 28, 2014. Included in operating revenues are fuel surcharges, where separately identifiable, of $20.9 million for the thirteen weeks ended June 27, 2015, which compares to $31.9 million for the thirteen weeks ended June 28, 2014. Revenues from our transportation segment decreased $6.6 million, or 3.4%, and income from operations decreased $0.7 million, or 6.7% compared to the same period last year. The transportation segment experienced a decrease in volumes primarily attributable to low oil and gas production and weak domestic steel markets, both of which adversely impacted our flatbed operations. In our logistics segment, revenues decreased $5.9 million, or 5.2%, over the same period last year, and income from operations decreased $3.4 million, or 20.9%, to $12.7 million. Operating margins in our logistics segment improved sequentially in the second quarter 2015 to 12.0%, up from 9.1% in first quarter 2015. However, when compared to the second quarter 2014, operating margins remained compressed compared to the 14.4% achieved during the same period last year. The declines in revenues and operating margins were primarily due to the anticipated changes in the mix of business at current operating locations.

The decrease in consolidated operating revenues is the result of decreases in our transportation services of $17.4 million and $0.9 million in our value-added service operations, which were partially offset by an increase of $5.7 million in our intermodal services. The decrease in transportation services revenues was primarily the result of a decrease in pricing and in the number of loads hauled. For the thirteen weeks ended June 27, 2015, our operating revenue per loaded mile, excluding fuel surcharges, decreased to $2.47 from $2.54 for thirteen weeks ended June 28, 2014, and the number of loads declined 6.6% to approximately 156,000 during the thirteen weeks ended June 27, 2015 from approximately 167,000 in the same period last year.

Value-added services revenue decreased slightly by 1.2% to $75.1 million during the thirteen weeks ended June 27, 2015 compared to $76.0 million during the same period last year. At June 27, 2015, we provided value-added services at 48 locations compared to 47 at June 28, 2014.

Revenues from our intermodal services operation increased due to an increase in operating revenues per loaded mile and an increase in the number of loads hauled. Operating revenue per loaded mile, excluding fuel surcharges, for the thirteen weeks ended June 27, 2015 increased to $4.82 from $4.28 for the thirteen weeks ended June 28, 2014, and the number of loads increased to approximately 85,000 for the thirteen weeks ended June 27, 2015, compared to approximately 77,000 during the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended June 27, 2015 decreased by $6.4 million, or 4.1%, to $149.1 million from $155.5 million for the thirteen weeks ended June 28, 2014. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues decreased 5.0% to $219.9 million for the thirteen weeks ended June 27, 2015 compared to $231.5 million for the thirteen weeks ended June 28, 2014. As a percentage of operating revenues, purchased transportation and equipment rent decreased slightly to 50.5% for the thirteen weeks ended June 27, 2015 from 50.6% for the thirteen weeks ended June 28, 2014. This decrease is primarily due to an increase in combined intermodal and value-added service revenues as a percentage of total revenues, which have typically operated with lower purchased transportation and equipment rental costs. Value-added and intermodal services revenues combined comprise 39.0% of total operating revenues for the thirteen weeks ended June 27, 2015 compared to 35.8% for same period last year.

Direct personnel and related benefits. Direct personnel and related benefit costs for the thirteen weeks ended June 27, 2015 decreased by $2.1 million, or 3.8%, to $53.7 million compared to $55.8 million for the thirteen weeks ended June 28, 2014. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. As a percentage of operating revenues, personnel and related benefits expenses remained relatively consistent at 18.2% for the thirteen weeks ended June 27, 2015, compared to 18.1% for the thirteen weeks ended June 28, 2014. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total operating revenues are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirteen weeks ended June 27, 2015 decreased by $1.5 million, or 13.6%, to $9.5 million from $11.0 million for the thirteen weeks ended June 28, 2014. The absolute decrease was primarily due to the decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.2% for the thirteen weeks ended June 27, 2015 compared to 3.6% for the thirteen weeks ended June 28, 2014. As a percentage of operating revenues, the decrease in commission expense is due to a shift in the mix of revenues generated by company-managed locations and in value-added services where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) decreased $2.0 million, or 6.4%, to $29.1 million for the thirteen weeks ended June 27, 2015, compared to $31.1 million for the thirteen weeks ended June 28, 2014. As a percentage of operating revenues, operating expenses (exclusive of items shown separately) decreased to 9.9% for the thirteen weeks ended June 27, 2015 from 10.1% for the thirteen weeks ended June 28, 2014. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The decrease in operating expenses (exclusive of items shown separately) was primarily due to decreases in fuel expense on company-owned equipment of $2.9 million, $0.4 million in travel and related costs, and $0.6 million in utilities. These decreases were partially offset by increases of $0.4 million in repair and maintenance expense, $0.3 million in highway use and fuel taxes, and $1.0 million in other operating expenses, including cost of materials.

Occupancy expense. Occupancy expense for the thirteen weeks ended June 27, 2015 increased by $0.3 million, or 4.8%, to $6.6 million from $6.3 million for the thirteen weeks ended June 28, 2014. As a percentage of operating revenues, occupancy expense increased to 2.2% for the thirteen weeks ended June 27, 2015 compared to 2.0% for the thirteen weeks ended June 28, 2014. The absolute increase was primarily attributable to the increase in the number of company-leased value added service facilities. At June 27, 2015, the company leased 31 value-added service locations compared to 28 at June 28, 2014.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended June 27, 2015 decreased by $1.2 million, or 11.4%, to $9.3 million from $10.5 million for the thirteen weeks ended June 28, 2014. As a percentage of operating revenues, selling, general and administrative expense decreased to 3.1% for the thirteen weeks ended June 27, 2015 compared to 3.4% for the thirteen weeks ended June 28, 2014. The decrease was primarily due to a decrease in salaries and wage expenses of $0.5 million, which is the largest component of selling, general and administrative expense. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business. The overall decrease in selling, general and administrative costs also impacted our reportable segments, where the rate of allocated charges from the parent company was higher than the actual spend, thus resulting in a favorable impact on income from operations not directly attributable to our transportation segment or our logistics segment.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended June 27, 2015 increased by $0.9 million, or 18.0%, to $5.9 million from $5.0 million for the thirteen weeks ended June 28, 2014. As a percentage of operating revenues, insurance and claims increased to 2.0% for the thirteen weeks ended June 27, 2015 from 1.6% for the thirteen weeks ended June 28, 2014. The absolute increase was the result of an increase in our cargo and service claims expense of $0.9 million.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended June 27, 2015 increased by $0.9 million, or 11.3%, to $8.9 million from $8.0 million for the thirteen weeks ended June 28, 2014. The absolute increase is primarily the result of increases in capital investments throughout 2014 compared to historic trends. These increases were partially offset by decreases in certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $1.9 million for the thirteen weeks ended June 27, 2015 compared to $2.5 million for the thirteen weeks ended June 28, 2014. The decrease is primarily the result of lower outstanding debt during the period. At June 27, 2015 we had outstanding borrowings totaling $221.6 million compared to $242.4 million at June 28, 2014.

Other non-operating income. Other non-operating income was $0.6 million for the thirteen weeks ended June 27, 2015 compared to $0.1 million for the thirteen weeks ended June 28, 2014. The increase was primarily attributable to $0.3 million of gains on the sale of marketable securities during the period.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended June 27, 2015 was $8.3 million compared to $8.4 million for the thirteen weeks ended June 28, 2014, based on effective tax rates of 38.5% and 38.2%, respectively.

Twenty-six Weeks Ended June 27, 2015 Compared to Twenty-six Weeks Ended June 28, 2014

Operating revenues. Operating revenues for the twenty-six weeks ended June 27, 2015 decreased by $28.3 million, or 4.8%, to $558.6 million from $586.9 million for the twenty-six weeks ended June 28, 2014. Included in operating revenues are fuel surcharges, where separately identifiable, of $41.1 million for the twenty-six weeks ended June 27, 2015, which compares to $60.9 million for the twenty-six weeks ended June 28, 2014. Revenues from our transportation segment decreased $14.8 million, or 4.0%, while income from operations increased $0.4 million, or 2.6% compared to the same period last year. In our logistics segment, revenues decreased $13.6 million, or 6.3%, over the same period last year, and income from operations decreased $4.3 million, or 16.6%, to $21.5 million. Overall, operating revenues declined due to several factors including a decline in fuel surcharges, a slowdown in key markets including steel and metals and energy, and harsh weather conditions experienced in first quarter of 2015. Operating margins in our transportation segment increased to 4.4% compared to 4.1% during the same period last year, however, our dedicated transportation business continues to negatively impact our logistics segment where operating margins fell from 11.9% in the prior year compared to 10.6% during the same period this year.

The decrease in consolidated operating revenues is primarily the result of a decrease in our transportation services of $36.8 million and a modest decrease in our value-added operations of $0.2 million. These decreases were partially offset by an increase in our intermodal services of $8.6 million. The decrease in transportation services revenues was primarily the result of decreases in pricing and in the number of loads hauled. For the twenty-six weeks ended June 27, 2015, our operating revenue per loaded mile, excluding fuel surcharges, decreased to $2.45 from $2.55 for twenty-six weeks ended June 28, 2014, and the number of loads hauled declined 6.8% to approximately 303,000 during the twenty-six weeks ended June 27, 2015 from approximately 318,000 in the same period last year.

Value-added services revenue decreased by less than 1% to $145.3 million during the twenty-six weeks ended June 27, 2015, which compares to $145.5 million during the same period last year. At June 27, 2015, we provided value-added services at 48 locations compared to 47 at June 28, 2014, and the year-over-year decrease was primarily due to the anticipated change in the mix of business at our current operating location.

Revenues from our intermodal services operation increased due to an increase in operating revenues per loaded mile and an increase in the number of loads hauled. Operating revenue per loaded mile, excluding fuel surcharges, for the twenty-six weeks ended June 27, 2015 increased to $4.51 from $4.20 for the twenty-six weeks ended June 28, 2014, and the number of loads hauled increased to approximately 160,000 for the twenty-six weeks ended June 27, 2015, compared to approximately 145,000 during the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the twenty-six weeks ended June 27, 2015 decreased by $14.7 million, or 5.0%, to $281.2 million from $295.9 million for the twenty-six weeks ended June 28, 2014. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal service revenues decreased 6.4% to $413.2 million for the twenty-six weeks ended June 27, 2015 compared to $441.4 million for the twenty-six weeks ended June 28, 2014. As a percentage of operating revenues, purchased transportation and equipment rent decreased slightly to 50.3% for the twenty-six weeks ended June 27, 2015 from 50.4% for the twenty-six weeks ended June 28, 2014. This decrease was primarily due to an increase in combined intermodal and value-added service revenues as a percentage of total revenues, which have typically operated with lower purchased transportation and equipment rental costs. Value-added and intermodal services revenues combined comprise 39.0% of total operating revenues for the twenty-six weeks ended June 27, 2015 compared to 35.7% for same period last year.

Direct personnel and related benefits. Direct personnel and related benefit costs for the twenty-six weeks ended June 27, 2015 decreased by $4.1 million, or 3.7%, to $105.3 million compared to $109.4 million for the twenty-six weeks ended June 28, 2014. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. As a percentage of operating revenues, personnel and related benefits expenses increased to 18.8% for the twenty-six weeks ended June 27, 2015, compared to 18.6% for the twenty-six weeks ended June 28, 2014. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total operating revenues are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the twenty-six weeks ended June 27, 2015 decreased by $2.4 million, or 11.5%, to $18.4 million from $20.8 million for the twenty-six weeks ended June 28, 2014. The absolute decrease was primarily due to the decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.3% for the twenty-six weeks ended June 27, 2015 compared to 3.5% for the twenty-six weeks ended June 28, 2014. As a percentage of operating revenues, the decrease in commission expense is due to a shift in the mix of revenues generated by company-managed locations and in value-added services where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) decreased $6.0 million, or 9.7%, to $56.1 million for the twenty-six weeks ended June 27, 2015, compared to $62.1 million for the twenty-six weeks ended June 28, 2014. As a percentage of operating revenues, operating expenses (exclusive of items shown separately) decreased to 10.1% for the twenty-six weeks ended June 27, 2015 from 10.6% for the twenty-six weeks ended June 28, 2014. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The decrease in operating expenses (exclusive of items shown separately) was primarily due to decreases in fuel expense on company-owned equipment of $4.4 million, $1.2 million in other operating expenses, $0.6 million in travel and related costs, and $0.4 million in repair and maintenance expense. These decreases were partially offset by increases of $0.4 million in licensing and permit costs and $0.3 million in highway use and fuel taxes.

Occupancy expense. Occupancy expense for the twenty-six weeks ended June 27, 2015 increased by $0.8 million, or 6.3%, to $13.4 million from $12.6 million for the twenty-six weeks ended June 28, 2014. As a percentage of operating revenues, occupancy expense increased to 2.4% for the twenty-six weeks ended June 27, 2015 compared to 2.1% for the twenty-six weeks ended June 28, 2014. The absolute increase was primarily attributable to the increase in the number of company-leased value added service facilities. At June 27, 2015, the company leased 31 value-added service locations compared to 28 at June 28, 2014.

Selling, general and administrative. Selling, general and administrative expense for the twenty-six weeks ended June 27, 2015 decreased by $1.6 million, or 8.0%, to $18.3 million from $19.9 million for the twenty-six weeks ended June 28, 2014. As a percentage of operating revenues, selling, general and administrative expense decreased to 3.3% for the twenty-six weeks ended June 27, 2015 compared to 3.4% for the twenty-six weeks ended June 28, 2014. The decrease was primarily due to a decrease in salaries and wage expenses of $1.7 million, which is the largest component of selling, general and administrative expense, and a $1.5 million decrease in other selling, general and administrative costs. These decreases were partially offset by increases in professional services of $0.7 million and of $0.6 million in bad debt expense. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business. The overall decrease in selling, general and administrative costs also impacted our reportable segments, where the rate of allocated charges from the parent company was higher than the actual spend, thus resulting in a favorable impact on income from operations not directly attributable to our transportation segment or our logistics segment.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended June 27, 2015 decreased by $1.6 million, or 13.8%, to $10.0 million from $11.6 million for the twenty-six weeks ended June 28, 2014. As a percentage of operating revenues, insurance and claims decreased to 1.8% for the twenty-six weeks ended June 27, 2015 from 2.0% for the twenty-six weeks ended June 28, 2014. The absolute decrease was primarily the result of decreases in our cargo and service claims expense of $1.1 million and in our auto liability insurance premiums and claims expense of $0.5 million.

Depreciation and amortization. Depreciation and amortization expense for the twenty-six weeks ended June 27, 2015 increased by $2.2 million, or 14.0%, to $17.9 million from $15.7 million for the twenty-six weeks ended June 28, 2014. The absolute increase is primarily the result of increases in capital investments throughout 2014 compared to historic trends. These increases were partially offset by decreases in certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $3.7 million for the twenty-six weeks ended June 27, 2015 compared to $4.0 million for the twenty-six weeks ended June 28, 2014. The decrease is primarily the result of lower outstanding debt during the period. At June 27, 2015 we had outstanding borrowings totaling $221.6 million compared to $242.4 million at June 28, 2014.

Other non-operating income. Other non-operating income was $0.7 million for the twenty-six weeks ended June 27, 2015 compared to $0.2 million for the twenty-six weeks ended June 28, 2014. The increase was primarily attributable to $0.3 million of gains on the sale of marketable securities during the period.

Provision for income taxes. Provision for income taxes for both the twenty-six weeks ended June 27, 2015 and June 28, 2014 was $13.5 million, based on effective tax rates of 38.6% and 38.2%, respectively.

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

During the twenty-six weeks ended June 27, 2015, our capital expenditures totaled $9.2 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. In 2015, exclusive of acquisitions of businesses, we expect to incur capital expenditures in the range of 3% to 4% of operating revenues for the acquisition of transportation equipment, to support our value-added service operations and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock. We paid $0.14 per common share, or $4.2 million, during the twenty-six week period ended June 27, 2015. On July 23, 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock. The dividend is payable to shareholders of record at the close of business on August 3, 2015 and is expected to be paid on August 13, 2015. Declaration of future cash dividends are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

In June 2015, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock through a “Dutch auction” tender offer. Subject to certain limitations and legal requirements, we could repurchase up to an additional 2% of our outstanding shares. Upon expiration, 1,599,605 shares were tendered through this offer at a final purchase price of $21.50 per share for a total purchase price of approximately $34.4 million, including fees and commission. The tender offer settled on July 14, 2015, and we used funds borrowed under our existing line of credit and from our available cash and cash equivalents to fund the offering.

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

Revolving Credit and Term Loan Agreement

On December 19, 2013, the Company entered into a Second Amendment, (the “Second Amendment”), to its Revolving Credit and Term Loan Agreement dated August 28, 2012, (the “Credit Agreement”), with and among the lenders parties thereto and Comerica Bank, as administrative agent, to provide for aggregate borrowing facilities of up to $300 million. The Amendment modifies the Credit Agreement to allow for additional borrowings of $70 million under a new term loan and a $10 million increase in the revolving credit facility. The Credit Agreement, as amended, consists of a $120 million revolving credit facility (which amount may be increased by up to $20 million upon request of the Company and approval of the lenders), a $60 million equipment credit facility, a $50 million term loan, and a $70 million term loan B. Additionally, the Credit Agreement provides for up to $5 million in letters of credit, which letters of credit reduce availability under the revolving credit facility. Borrowings under the revolving credit facility may be made until, and mature on, August 28, 2017. Borrowings under the equipment credit facility may be made until August 28, 2015, and such borrowings made in any year shall be repaid in 28 quarterly installments commencing January 1, 2014. Borrowings under the term loan facilities shall mature on August 28, 2017. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each. The applicable margin fluctuates based on the Company’s total debt to EBITDA ratio, as defined in the Credit Agreement.

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

All obligations under the Credit Agreement are unconditionally guaranteed by our material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets. The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions. The Credit Agreement includes financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default. On June 9, 2015, we entered into a Third Amendment (the “Third Amendment”) to exclude purchases of up to $35 million of the Company’s common stock in a modified “Dutch auction” tender offer from the calculation of the Company’s fixed charge coverage ratio, as defined in the Credit Agreement. At June 27, 2015, the Company was in compliance with its debt covenants. At June 27, 2015, our $50.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $134.4 million, of which $111.2 million were available for borrowing pursuant to the agreement.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit. The line of credit bears an interest rate equal to LIBOR plus 1.10%, and interest is adjusted and billed monthly. No principal payments are due on the borrowing; however, the line of credit is callable at any time. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit. As of June 27, 2015, there was no outstanding balance under the line of credit, and the maximum available borrowings against the line of credit were $7.4 million.

Discussion of Cash Flows

At June 27, 2015, we had cash and cash equivalents of $7.7 million compared to $8.0 million at December 31, 2014. Net cash provided by operating activities was $29.0 million, while we used $9.9 million in investing activities and $19.1 million in financing activities.

The $29.0 million in net cash provided by operations was primarily attributed to $21.4 million of net income, which reflects non-cash depreciation and amortization, gains on the sale of marketable securities, losses on the sales of property and equipment, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $19.8 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $12.2 million. The increase in the working capital position is primarily the result of increases in accounts receivable and in prepaid expenses and other assets and a decrease in other long-term liabilities. This was partially offset by increases in accounts payable and accrued expenses and other current liabilities, insurance and claims accruals. Affiliate transactions increased net cash provided by operating activities during the twenty-six weeks ended June 27, 2015 by $2.7 million. The increase consisted of an increase in accounts payable to affiliates of $2.9 million, while accounts receivable from affiliates increased by $0.2 million.

The $9.9 million in net cash used in investing activities consisted of $9.2 million of capital expenditures and $1.2 million for the purchases of marketable securities. These uses were partially offset by $0.2 million in proceeds from the sale of property and equipment and $0.3 million in proceeds from the sale of marketable securities.

We also used $19.1 million in net cash in financing activities. As of June 27, 2015, we had outstanding borrowings totaling $221.6 million compared to $235.3 million at December 31, 2014. We also paid cash dividends of $4.2 million, $0.6 million in capital lease obligations and $0.6 million for repurchases of treasury stock upon exercising our right of first refusal pursuant to a restricted stock bonus award.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Form 10-K for the year ended December 31, 2014. There have been no changes in the accounting policies followed by us during the thirteen weeks ended June 27, 2015.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended June 27, 2015. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2015, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 27, 2015 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012)

3.3	Third Amended and Restated Bylaws, as amended effective May 13, 2015 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2015)

4.1	Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among the Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012)

10.1+	Restricted Stock Bonus Award Agreement effective April 29, 2015 by and between Universal Truckload Services, Inc. and Jeffrey A. Rogers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2015)

10.2	Third Amendment to Revolving Credit and Term Loan Agreement, dated June 9, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 9, 2015)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

+	Indicates a management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: August 5, 2015	By:	/s/ David A. Crittenden
David A. Crittenden Chief Financial Officer

Date: August 5, 2015	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer