Form 10-Q
period 2015-09-26
Universal Truckload Services, Inc.
filed 2015-11-05
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of October 30, 2015, was 28,378,179.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 26, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$10,190	$8,001
Marketable securities	13,408	14,309
Accounts receivable – net of allowance for doubtful accounts of $4,666 and $5,207, respectively	159,003	151,107
Other receivables	20,067	13,856
Due from affiliates	1,855	1,562
Prepaid income taxes	2,080	2,719
Prepaid expenses and other	18,791	19,340
Deferred income taxes	4,947	5,386
Total current assets	230,341	216,280
Property and equipment – net of accumulated depreciation of $167,284 and $149,610, respectively	170,894	178,069
Goodwill	74,484	74,484
Intangible assets – net of accumulated amortization of $41,206 and $34,340, respectively	46,954	53,820
Other assets	5,189	6,361
Total assets	$527,862	$529,014
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$57,408	$57,448
Due to affiliates	4,970	2,896
Accrued expenses and other current liabilities	23,047	22,341
Insurance and claims	23,478	20,704
Current maturities of capital lease obligations	953	1,051
Current portion of long-term debt	8,571	9,593
Total current liabilities	118,427	114,033
Long-term liabilities:
Long-term debt	237,284	225,705
Capital lease obligations, net of current maturities	1,268	1,980
Deferred income taxes	43,175	45,883
Other long-term liabilities	3,964	4,252
Total long-term liabilities	285,691	277,820
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,864,006 and 30,856,506 shares issued; 28,378,179 and 29,997,784 shares outstanding, respectively	30,864	30,857
Paid-in capital	2,613	2,448
Treasury stock, at cost; 2,485,827 and 858,722 shares, respectively	(50,018)	(14,953)
Retained earnings	142,424	117,913
Accumulated other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of income taxes of $908 and $1,642, respectively	1,606	2,888
Foreign currency translation adjustments	(3,745)	(1,992)
Total shareholders’ equity	123,744	137,161
Total liabilities and shareholders’ equity	$527,862	$529,014

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Operating revenues:
Transportation services	$178,114	$196,777	$518,668	$574,098
Value-added services	68,400	69,170	213,723	214,659
Intermodal services	37,700	36,181	110,391	100,284
Total operating revenues	284,214	302,128	842,782	889,041
Operating expenses:
Purchased transportation and equipment rent	146,687	160,269	427,852	456,212
Direct personnel and related benefits	54,116	47,917	159,374	157,271
Commission expense	9,651	11,687	28,012	32,440
Operating expenses (exclusive of items shown separately)	25,483	28,545	81,624	90,644
Occupancy expense	6,739	6,198	20,173	18,791
Selling, general, and administrative	9,452	9,784	27,724	29,656
Insurance and claims	6,598	6,259	16,643	17,853
Depreciation and amortization	8,544	8,469	26,449	24,132
Total operating expenses	267,270	279,128	787,851	826,999
Income from operations	16,944	23,000	54,931	62,042
Interest income	12	13	37	36
Interest expense	(2,090)	(2,062)	(5,858)	(6,123)
Other non-operating income	135	101	807	315
Income before provision for income taxes	15,001	21,052	49,917	56,270
Provision for income taxes	5,754	7,958	19,222	21,419
Net income	$9,247	$13,094	$30,695	$34,851
Earnings per common share:
Basic	$0.32	$0.44	$1.04	$1.16
Diluted	$0.32	$0.44	$1.04	$1.16
Weighted average number of common shares outstanding:
Basic	28,661	29,947	29,537	30,037
Diluted	28,661	29,982	29,541	30,077
Dividends declared common share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net Income	$9,247	$13,094	$30,695	$34,851
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments arising during the period, net of income taxes	(1,098)	(53)	(1,106)	411
Realized gains on available-for-sale investments reclassified into income, net of income taxes	-	-	(176)	-
Foreign currency translation adjustments	(987)	(460)	(1,753)	(560)
Total other comprehensive income (loss)	(2,085)	(513)	(3,035)	(149)
Total comprehensive income	$7,162	$12,581	$27,660	$34,702

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$30,695	$34,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,449	24,132
Gain on sale of marketable equity securities	(276)	—
Loss (gain) on disposal of property and equipment	295	(36)
Amortization of debt issuance costs	530	519
Stock-based compensation	173	—
Provision for doubtful accounts	2,017	1,485
Deferred income taxes	(1,569)	(3,090)
Change in assets and liabilities:
Trade and other accounts receivable	(16,878)	(27,731)
Prepaid income taxes, prepaid expenses and other assets	1,526	2,946
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	4,067	16,562
Due to/from affiliates, net	1,781	118
Other long-term liabilities	(318)	500
Net cash provided by operating activities	48,492	50,256
Cash flows from investing activities:
Capital expenditures	(13,377)	(40,169)
Proceeds from the sale of property and equipment	505	1,220
Purchases of marketable securities	(1,150)	(55)
Proceeds from sale of marketable securities	322	—
Net cash used in investing activities	(13,700)	(39,004)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	101,080	102,749
Repayments of debt - revolving debt	(80,450)	(100,899)
Proceeds from borrowing - equipment facility	—	2,500
Repayments of debt - equipment facility	(6,428)	(3,429)
Repayments of debt - term debt	(3,645)	—
Payment of capital lease obligations	(810)	(1,066)
Dividends paid	(6,184)	(6,313)
Purchases of treasury stock	(35,065)	(4,750)
Capitalized financing costs	(76)	—
Net cash used in financing activities	(31,578)	(11,208)
Effect of exchange rate changes on cash and cash equivalents	(1,025)	(263)
Net increase (decrease) in cash	2,189	(219)
Cash and cash equivalents – beginning of period	8,001	10,223
Cash and cash equivalents – end of period	$10,190	$10,004

Supplemental cash flow information:
Cash paid for interest	$5,230	$5,331
Cash paid for income taxes	$20,534	$17,205

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

Certain immaterial reclassifications have been made to the prior financial statements in order for them to conform to the September 26, 2015 presentation.

(2)	Marketable Securities

At September 26, 2015 and December 31, 2014, marketable securities, all of which are available-for-sale, consist of common and preferred stocks.  Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary.  Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value.  Fair values are based on quoted market prices at the reporting date.  Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At September 26, 2015
Equity Securities	$10,883	$3,720	$(1,195)	$13,408

At December 31, 2014
Equity Securities	$9,779	$4,825	$(295)	$14,309

Included in equity securities at September 26, 2015 are securities with a fair value of $4.3 million with a cumulative loss position of $1.2 million, the impairment of which we consider to be temporary.  We consider several factors in our determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities.  We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

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

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 26, 2015
Equity securities	$4,067	$999	$270	$196	$4,337	$1,195

At December 31, 2014
Equity securities	$1,380	$197	$146	$98	$1,526	$295

Our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the oil and gas, banking, steel, and transportation industries.  The fair value and unrealized losses are distributed in 40 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss.  We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, as well as our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at September 26, 2015.

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

(3)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	September 26, 2015	December 31, 2014

Payroll related items	$9,214	$8,827
Driver escrow liabilities	4,269	4,519
Commissions, taxes and other	9,564	8,995
Total	$23,047	$22,341

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at September 26, 2015	September 26, 2015	December 31, 2014
Outstanding Debt:
Syndicated credit facility
$120 million revolving credit facility	LIBOR + 1.85%	$80,500	$59,500
Swing Line sub-facility	Prime + 0.85%	—	370
$60 million equipment financing facility	LIBOR + 2.35%	49,000	55,428
$50 million term loan	LIBOR + 3.00%	46,355	50,000
$70 million term loan B	LIBOR + 3.00%	70,000	70,000
UBS secured borrowing facility	LIBOR + 1.10%	—	—
		245,855	235,298
Less current portion		8,571	9,593
Total long-term debt		$237,284	$225,705

Syndicated credit facility

On December 19, 2013, we entered into a Second Amendment (the “Second Amendment”) to our Revolving Credit and Term Loan Agreement dated August 28, 2012 (the “Credit Agreement”), with and among the lenders parties thereto and Comerica Bank, as administrative agent, to provide for aggregate borrowing facilities of up to $300 million.  The Second Amendment modifies the Credit Agreement to allow for additional borrowings of $70 million under a new term loan and a $10 million increase in the revolving credit facility.  The Credit Agreement, as amended, consists of a $120 million revolving credit facility (which amount may be increased by up to $20 million upon our request and approval of the lenders), a $60 million equipment credit facility, a $50 million term loan, and a $70 million term loan B.  Additionally, the Credit Agreement provides for up to $5 million in letters of credit, which letters of credit reduce availability under the revolving credit facility.

$120 million Revolving Credit Facility

The revolving credit facility is available to refinance existing indebtedness and to finance working capital through August 28, 2017.  Two interest rate options are applicable to advances borrowed pursuant to the facility:  Eurodollar-based advances and base rate advances.  Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.35% to 2.10% based on our ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined.  As an alternative, base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.35% to 1.10%.  The base rate is the greater of the prime rate announced by Comerica Bank, the federal funds effective rate plus 1.0%, or the daily adjusting LIBOR rate plus 1.0%.  At September 26, 2015, interest accrued at 2.05% based on 30-day LIBOR.

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.0 million Swing Line sub-facility and a $5.0 million letter of credit sub-facility.  On June 3, 2013, we executed an amendment to our Revolving Credit and Term Loan Agreement (the “First Amendment”) which split the availability on the Swing Line between two existing lenders, Comerica Bank and KeyBank.  The Swing Line was split to provide for borrowings of up to $7.0 million from Comerica Bank and $3.0 million from KeyBank, so long as the Comerica Bank and KeyBank advances do not exceed $10.0 million in the aggregate.  Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by the applicable Swing Line lender in its sole discretion.  At September 26, 2015, we did not have any amounts outstanding under the Swing Line, and there were no letters of credit issued against the revolving credit facility.

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

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.50%, depending on our ratio of total debt to EBITDA.  Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment.  Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable of our principal operating subsidiaries, pursuant to a monthly borrowing base certificate.  At September 26, 2015, our $80.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $138.4 million, of which, $114.6 million were available for borrowing against pursuant to the agreement.

$60 million Equipment Credit Facility

Through August 28, 2015, the equipment credit facility was used to refinance existing indebtedness and to finance capital expenditures including in connection with acquisitions.  At September 26, 2015, outstanding borrowings under the equipment credit facility were $49.0 million.  Such borrowings are being repaid in quarterly installments equal to 1/28th of the aggregate amount of borrowings under the equipment credit facility commencing on January 1, 2014.

The two interest rate options that apply to revolving credit facility advances also apply to equipment credit facility advances.  Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varies from 1.60% to 2.60% based on our ratio of total debt to EBITDA.   Base rate advances bear interest at a base rate, as defined, plus an applicable margin, which also varies based on our ratio of total debt to EBITDA in a range from 0.60% to 1.60%.  The equipment credit facility is subject to an unused fee, which is payable quarterly in arrears, of 0.50%. At September 26, 2015, interest accrued at 2.55% based on 30-day LIBOR.

Interest on the unpaid balance of all equipment credit facility base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter.  Interest on the unpaid balance of each Eurodollar-based advance of the equipment credit facility is payable on the last day of the applicable Eurodollar interest period.

$50 million Term Loan

Proceeds of the term loan were advanced on October 1, 2012 and used to refinance existing indebtedness of LINC.  The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments.  The applicable interest rate on the effective date of the term loan indebtedness was the base rate.  Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA.  Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA.  At September 26, 2015, interest accrued at 3.20% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter.  Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

$70 million Term Loan B

Proceeds of the term loan were advanced on December 19, 2013 and used to finance the acquisition of Westport.  The outstanding principal balance is due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments.  The applicable interest rate on the effective date of the term loan indebtedness was the base rate.  Base rate advances bear interest at a defined base rate plus an applicable margin which varies from 1.50% to 2.25%, based on our ratio of total debt to EBITDA.  Thereafter, we may convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varies from 2.50% to 3.25%, based on our ratio of total debt to EBITDA.  At September 26, 2015, interest accrued at 3.20% based on 30-day LIBOR.

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

The Credit Agreement requires us to repay the borrowings made under the term loan facilities and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of our annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds.  There were no mandatory prepayments of the term loans due as of September 26, 2015.  We may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings.  In addition, we may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company’s material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets.  The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions.  The Credit Agreement includes annual, quarterly and ad hoc financial reporting requirements and financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default.  Specifically, we may not exceed a maximum senior debt to EBITDA ratio, as defined, of 2.5:1 and a maximum total debt to EBITDA ratio, as defined, of 3.0:1.  We must also maintain a fixed charge coverage ratio, as defined, of not less than 1.25:1.  On June 9, 2015, we entered into a third amendment  to exclude purchases of up to $35 million of the Company’s common stock in a modified “Dutch auction” tender offer from the calculation of the Company’s fixed charge coverage ratio, as defined in the Credit Agreement.  As of September 26, 2015, we were in compliance with our debt covenants.

UBS Secured Borrowing Facility

We also maintain a secured borrowing facility at UBS Financial Services, Inc., or UBS, using our marketable securities as collateral for the short-term line of credit.  The line of credit bears an interest rate equal to LIBOR plus 1.10% (effective rate of 1.29% at September 26, 2015), and interest is adjusted and billed monthly.  No principal payments are due on the borrowing; however, the line of credit is callable at any time.  The amount available under the line of credit is based on a percentage of the market value of the underlying securities.  If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit.  As of September 26, 2015 and December 31, 2014, there were no amounts outstanding under the line of credit, and the maximum available borrowings were $7.5 million and $6.9 million, respectively.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 26, 2015
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$574	$—	$—	$574
Marketable securities	13,408	—	—	13,408
Total Assets	$13,982	$—	$—	$13,982

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$21	$—	$—	$21
Marketable securities	14,309	—	—	14,309
Total Assets	$14,330	$—	$—	$14,330

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates – continued

In addition to the administrative support services described above, we purchase other services from affiliates. Following is a schedule of cost incurred for services provided by affiliates for the thirteen weeks and thirty-nine weeks ended September 26, 2015 and September 27, 2014 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Administrative support services	$1,026	$770	$2,749	$1,728
Truck fueling and maintenance	867	436	1,247	1,042
Real estate rent and related costs	3,149	2,578	9,578	7,852
Insurance and employee benefit plans	13,374	8,695	37,358	27,717
Contracted transportation services	218	494	686	705
Total	$18,634	$12,973	$51,618	$39,044

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

In July 2015, we entered into a lease agreement with Cedar Investments LLC, an affiliate, to provide us a logistics facility of up to 500,000 sq. ft. located on 33 acres in close proximity to a major customer in Detroit, Michigan.  The term of the lease is 124 months at a rate of approximately $256,500 per month once the new facility is made available for occupancy, which is expected to occur prior to the end of 2015.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders.  Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At September 26, 2015 and December 31, 2014, amounts due to affiliates were $5.0 million and $2.9 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At September 26, 2015 and December 31, 2014, there were $13.7 million and $10.7 million, respectively, included in each of these accounts for insured claims.

We did not purchase any tractors or trailers from affiliates during the thirteen weeks or thirty-nine weeks ended September 26, 2015.  We did however purchase used snow removal equipment from an affiliate during the thirty-nine weeks ended September 26, 2015, for $18,000. For the thirty-nine weeks ended September 27, 2014, we purchased 10 used tractors and one used trailer from an affiliate totaling approximately $0.8 million.

We have retained the law firm of Sullivan Hincks & Conway to provide us legal services.  Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway.  Not included in the table above are amounts paid for legal services during the thirteen and thirty-nine weeks ended September 26, 2015 of $500 and $1,500, respectively.  Also not included in the table above are amounts paid for legal services during the thirteen and thirty-nine weeks ended September 27, 2014 of $46,000 and $71,000, respectively.

We also exercised our right of first refusal to acquire 25,000 shares of restricted stock from a director, H.E. “Scott” Wolfe, for $622,500 based on the closing market price on March 5, 2015, the effective date of the transaction. Effective August 19, 2015, we exercised our right of first refusal to acquire 2,500 shares of restricted stock from our CEO, Jeff Rogers, for $50,825 based on the closing market price on the effective date of the transaction.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks and thirty-nine weeks ended September 26, 2015 and September 27, 2014 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Transportation and intermodal services	$10	$5	$191	$293
Truck fueling and maintenance	—	1	—	87
Administrative and customer support services	—	66	—	71
Total	$10	$72	$191	$451

At September 26, 2015 and December 31, 2014, amounts due from affiliates were $1.9 million and $1.6 million, respectively.

We did not sell any equipment to affiliates during the thirteen or thirty-nine weeks ended September 26, 2015.  During the thirteen weeks ended September 27, 2014, we sold two used trailers to an affiliate for $4,000.  The trailers were fully depreciated, and therefore, the sale resulted in a gain of approximately $4,000.  For the thirty-nine weeks ended September 27, 2014, we sold 41 used trailers to an affiliate for approximately $82,000.  The trailers were fully depreciated, and therefore, the sale resulted in a gain of approximately $82,000.

In June 2015, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock through a “Dutch auction” tender offer. Subject to certain limitations and legal requirements, we could repurchase up to an additional 2% of our outstanding shares. The tender offer began on the date of the announcement, June 9, 2015, and expired on July 8, 2015. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $21.50 to $23.50 per share. Upon expiration, 1,599,605 shares were purchased through this offer at a final purchase price of $21.50 per share for a total purchase price of approximately $34.4 million, including fees and commission.  The tender offer was settled on July 14, 2015, and we used funds borrowed under our existing line of credit and from our available cash and cash equivalents to fund the offering.  Immediately following the consummation of the tender offer, we had 28,380,679 shares of common stock outstanding. The total amount of shares purchased in the tender offer included 1,486,060 shares tendered by Mr. Manuel J. Moroun, a member of Universal’s Board of Directors, and a trust controlled by him.  Mr. Moroun is the father of Mr. Matthew T. Moroun, the Chairman of the Board of Directors.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Unrealized holding gains (losses) on available-for-sale investments arising during the period:
Gross amount	$(1,707)	$(86)	$(1,740)	$644
Income tax (expense) benefit	609	33	634	(233)
Net of tax amount	$(1,098)	$(53)	$(1,106)	$411

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$—	$—	$(276)	$—
Income tax expense	—	—	100	—
Net of tax amount	$—	$—	$(176)	$—

Foreign currency translation adjustments	$(987)	$(460)	$(1,753)	$(560)

(8)	Stock Based Compensation

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

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	16,446	$16.42
Granted	30,000	$23.08
Vested	(7,500)	$23.08
Forfeited	—	$—
Balance at September 26, 2015	38,946	$20.27

As of September 26, 2015, there was approximately $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.5 years.  The total fair value of shares vested during the thirty-nine weeks ended September 26, 2015 was $0.2 million.  No shares vested during the thirteen weeks ended September 26, 2015.

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock.  Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.   For the thirteen weeks and thirty-nine weeks ended September 26, 2015, there were 177 and 3,502 weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share, respectively.  For the thirteen weeks and thirty-nine weeks ended September 27, 2014, there were 35,438 and 39,848 weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share, respectively.

(10)	Dividends

On July 23, 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on August 3, 2015 and paid on August 13, 2015.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments as of and for the thirteen week and thirty-nine week period ended September 26, 2015 and September 27, 2014 (in thousands):

	Thirteen weeks ended September 26, 2015
	Transportation	Logistics	Other	Total
Operating revenues	$186,927	$97,179	$108	$284,214
Eliminated inter-segment revenues	662	1,841	—	2,503
Income from operations	8,086	10,129	(1,271)	16,944
Total assets	233,791	256,110	37,961	527,862

	Thirteen weeks ended September 27, 2014
	Transportation	Logistics	Other	Total
Operating revenues	$203,944	$98,081	$103	$302,128
Eliminated inter-segment revenues	743	1,696	—	2,439
Income from operations	10,218	13,992	(1,210)	23,000
Total assets	239,126	254,779	30,387	524,292

	Thirty-nine weeks ended September 26, 2015
	Transportation	Logistics	Other	Total
Operating revenues	$542,884	$299,591	$307	$842,782
Eliminated inter-segment revenues	2,184	4,449	—	6,633
Income from operations	23,602	31,627	(298)	54,931
Total assets	233,791	256,110	37,961	527,862

UNIVERSAL TRUCKLOAD SERVICES, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Segment Reporting – continued

	Thirty-nine weeks ended September 27, 2014
	Transportation	Logistics	Other	Total
Operating revenues	$574,667	$314,049	$325	$889,041
Eliminated inter-segment revenues	3,981	5,201	—	9,182
Income from operations	25,347	39,754	(3,059)	62,042
Total assets	239,126	254,779	30,387	524,292

(12)	Commitments and Contingencies

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

At September 26, 2015, approximately 25% of our employees in the United States, Canada and Colombia, and 92% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, less than 5% of which are subject to contracts that expire in 2015.

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

On October 22, 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on November 2, 2015 and expected to be paid on November 12, 2015.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Overview

We are a leading asset-light provider of customized transportation and logistics solutions throughout the United States and in Mexico, Canada and Colombia. We provide our customers with supply chain solutions that can be scaled to meet their changing demands and volumes. We offer our customers a broad array of services across their entire supply chain, including transportation, value-added, and intermodal services. Our customized solutions and flexible business model are designed to provide us with a highly variable cost structure.

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

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services. Our intermodal services and transportation services associated with individual freight shipments coordinated by our agents and company-managed terminals are aggregated into our reportable transportation segment, while our value-added services and transportation services to specific customers on a dedicated basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and thirty-nine weeks ended September 26, 2015 and September 27, 2014, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Operating revenues:
Transportation services	62.7%	65.1%	61.5%	64.6%
Value-added services	24.1	22.9	25.4	24.1
Intermodal services	13.2	12.0	13.1	11.3
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and thirty-nine weeks ended September 26, 2015 and September 27, 2014, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	51.6	53.0	50.8	51.3
Direct personnel and related benefits	19.0	15.9	18.9	17.7
Commission expense	3.4	3.9	3.3	3.6
Operating expenses (exclusive of items shown separately)	9.0	9.4	9.7	10.2
Occupancy expense	2.4	2.1	2.4	2.1
Selling, general, and administrative	3.3	3.2	3.3	3.3
Insurance and claims	2.3	2.1	2.0	2.0
Depreciation and amortization	3.0	2.8	3.1	2.7
Total operating expenses	94.0	92.4	93.5	93.0
Income from operations	6.0	7.6	6.5	7.0
Interest and other non-operating income (expense), net	(0.7)	(0.6)	(0.6)	(0.7)
Income before provision for income taxes	5.3	7.0	5.9	6.3
Provision for income taxes	2.0	2.7	2.3	2.4
Net income	3.3%	4.3%	3.6%	3.9%

Thirteen Weeks Ended September 26, 2015 Compared to Thirteen Weeks Ended September 27, 2014

Operating revenues. Operating revenues for the thirteen weeks ended September 26, 2015 decreased by $17.9 million, or 5.9%, to $284.2 million from $302.1 million for the thirteen weeks ended September 27, 2014. Included in operating revenues are fuel surcharges, where separately identifiable, of $18.4 million for the thirteen weeks ended September 26, 2015, which compares to $30.4 million for the thirteen weeks ended September 27, 2014.  Revenues from our transportation segment decreased $17.0 million, or 8.3%, and income from operations decreased $2.1 million, or 20.9% compared to the same period last year.  The transportation segment continues to experience a decrease in volumes primarily attributable to low oil and gas production and weak domestic steel markets, both of which adversely impacted our flatbed operations.  In our logistics segment, revenues decreased marginally by 0.9% to $97.2 million, while income from operations decreased $3.9 million, or 27.6%, to $10.1 million compared to the same period last year. Operating margins remain compressed at 10.4% in the third quarter this year when compared to the 14.3% achieved during the same period last year.  The declines in operating margins are primarily attributable to additional start-up costs at a new value-added facility, decreased production at a heavy industrial customer, and contractually-agreed price reductions in one of our value-added service operations.

The decrease in consolidated operating revenues is the result of decreases in our transportation services of $18.6 million and $0.8 million in our value-added service operations.  These decreases were partially offset by an increase of $1.5 million in our intermodal services.  Overall, declines in fuel surcharges accounted for $12.0 million of the decrease in our consolidated operating revenues. The decrease in transportation services revenues results primarily from decreases in both pricing and in the number of loads hauled.  For the thirteen weeks ended September 26, 2015, our operating revenue per loaded mile, excluding fuel surcharges, decreased to $2.54 from $2.65 for the thirteen weeks ended September 27, 2014, and the number of loads declined 7.9% to approximately 151,000 during the thirteen weeks ended September 26, 2015 compared to approximately 164,000 in the same period last year.

Value-added services revenue decreased slightly by 1.2% to $68.4 million during the thirteen weeks ended September 26, 2015 compared to $69.2 million during the same period last year.  At September 26, 2015, we provided value-added services at 48 locations compared to 45 at September 27, 2014.

Revenues from our intermodal services operation increased due to increases in operating revenues per loaded mile and in the number of loads hauled. Operating revenue per loaded mile, excluding fuel surcharges, for the thirteen weeks ended September 26, 2015 increased to $4.76 from $4.41 for the thirteen weeks ended September 27, 2014, and the number of loads hauled increased to approximately 85,000 for the thirteen weeks ended September 26, 2015, compared to approximately 81,000 during the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended September 26, 2015 decreased by $13.6 million, or 8.5%, to $146.7 million from $160.3 million for the thirteen weeks ended September 27, 2014. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services.  Combined, transportation and intermodal service revenues decreased 7.4% to $215.8 million for the thirteen weeks ended September 26, 2015 compared to $233.0 million for the thirteen weeks ended September 27, 2014.  As a percentage of operating revenues, purchased transportation and equipment rent decreased to 51.6% for the thirteen weeks ended September 26, 2015 from 53.0% for the thirteen weeks ended September 27, 2014. This decrease is primarily due to a decrease in transportation service revenues, which typically operate with higher purchased transportation and equipment rental costs.  For the thirteen weeks ended September 26, 2015, transportation services accounted for 62.7% of total operating revenues compared to 65.1% for same period last year.

Direct personnel and related benefits.    Direct personnel and related benefit costs for the thirteen weeks ended September 26, 2015 increased by $6.2 million, or 12.9%, to $54.1 million compared to $47.9 million for the thirteen weeks ended September 27, 2014. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. For the thirteen weeks ended September 26, 2015, our average headcount, including full-time equivalents, increased 639 or 11.1% compared to the same period last year.  As a percentage of operating revenues, personnel and related benefits expenses increased to 19.0% for the thirteen weeks ended September 26, 2015 compared to 15.9% for the same period last year. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total operating revenues are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirteen weeks ended September 26, 2015 decreased by $2.0 million, or 17.1%, to $9.7 million from $11.7 million for the thirteen weeks ended September 27, 2014. The absolute decrease was primarily due to the decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals.  As a percentage of operating revenues, commission expense decreased to 3.4% for the thirteen weeks ended September 26, 2015 compared to 3.9% for the thirteen weeks ended September 27, 2014. As a percentage of operating revenues, the decrease in commission expense is due to a shift in the mix of revenues generated by company-managed locations and in value-added services where no commissions are paid.

Operating expenses (exclusive of items shown separately).    Operating expenses (exclusive of items shown separately) decreased $3.0 million, or 10.5%, to $25.5 million for the thirteen weeks ended September 26, 2015, compared to $28.5 million for the thirteen weeks ended September 27, 2014. As a percentage of operating revenues, operating expenses (exclusive of items shown separately) decreased to 9.0% for the thirteen weeks ended September 26, 2015 from 9.4% for the thirteen weeks ended September 27, 2014. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The decrease in operating expenses (exclusive of items shown separately) was primarily due to decreases in fuel expense on company-owned equipment of $2.8 million and $1.1 million in other operating expenses, including cost of materials.  These decreases were partially offset by increases of $0.4 million in registration and permit costs and $0.4 million in highway use and fuel taxes.

Occupancy expense.    Occupancy expense for the thirteen weeks ended September 26, 2015 increased by $0.5 million, or 8.1%, to $6.7 million from $6.2 million for the thirteen weeks ended September 27, 2014.  As a percentage of operating revenues, occupancy expense increased to 2.4% for the thirteen weeks ended September 26, 2015 compared to 2.1% for the thirteen weeks ended September 27, 2014.  The absolute increase was primarily attributable to the increase in the number of company-leased value added service facilities. At September 26, 2015, the company leased 31 value-added service locations compared to 30 at September 27, 2014.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended September 26, 2015 decreased by $0.3 million, or 3.1%, to $9.5 million from $9.8 million for the thirteen weeks ended September 27, 2014. As a percentage of operating revenues, selling, general and administrative expense increased slightly to 3.3% for the thirteen weeks ended September 26, 2015 compared to 3.2% for the thirteen weeks ended September 27, 2014.  The absolute decrease was primarily due to a decrease in salaries and wage expenses of $0.9 million, which is the largest component of selling, general and administrative expense and a decrease in other selling, general and administrative costs of $0.9 million.  These decreases were largely offset by an increase in professional service fees of $1.3 million.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended September 26, 2015 increased by $0.3 million, or 4.8%, to $6.6 million from $6.3 million for the thirteen weeks ended September 27, 2014. As a percentage of operating revenues, insurance and claims increased to 2.3% for the thirteen weeks ended September 26, 2015 from 2.1% for the thirteen weeks ended September 27, 2014. The absolute increase was the result of an increase in our auto liability insurance premiums and claims expense of $1.1 million, which was largely offset by a decrease in our cargo and service claims expense of $0.8 million.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended September 26, 2015 remained consistent at $8.5 million compared to the same period last year.  Depreciation expense increased in the current period primarily as a result of capital investments made throughout 2014; however, this increase was offset by a decrease in amortization expense as certain other intangible assets became fully amortized.

Interest expense, net. Net interest expense was $2.1 million for the thirteen weeks ended September 26, 2015 compared to $2.0 million for the thirteen weeks ended September 27, 2014.  At September 26, 2015, we had outstanding borrowings totaling $245.9 million compared to $238.4 million at September 27, 2014.

Other non-operating income.  Other non-operating income was $0.1 million for both the thirteen weeks ended September 26, 2015 and September 27, 2014. There were no significant or unusual items impacting other non-operating income.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended September 26, 2015 was $5.8 million compared to $8.0 million for the thirteen weeks ended September 27, 2014, based on effective tax rates of 38.4% and 37.8%, respectively.

Thirty-nine Weeks Ended September 26, 2015 Compared to Thirty-nine Weeks Ended September 27, 2014

Operating revenues. Operating revenues for the thirty-nine weeks ended September 26, 2015 decreased by $46.2 million, or 5.2%, to $842.8 million from $889.0 million for the thirty-nine weeks ended September 27, 2014. Included in operating revenues are fuel surcharges, where separately identifiable, of $59.5 million for the thirty-nine weeks ended September 26, 2015, which compares to $91.3 million for the thirty-nine weeks ended September 27, 2014.  Revenues from our transportation segment decreased $31.8 million, or 5.5%, while income from operations decreased $1.7 million, or 6.9% compared to the same period last year.  In our logistics segment, revenues decreased $14.5 million, or 4.6%, over the same period last year, and income from operations decreased $8.1 million, or 20.4%, to $31.6 million. Overall, operating revenues declined due to several factors including a decline in fuel surcharges, a slowdown in key markets including steel and metals and energy, and harsh weather conditions experienced in first quarter of 2015.  Operating margins in our transportation segment decreased slightly to 4.3% from 4.4% during the same period last year, and our dedicated transportation business continues to negatively impact our logistics segment where operating margins fell from 12.7% in the prior year compared to 10.6% during the same period this year.

The decrease in consolidated operating revenues is primarily the result of a decrease in our transportation services of $55.4 million and a modest decrease in our value-added operations of $0.9 million.  These decreases were partially offset by an increase in our intermodal services of $10.1 million.  Overall, declines in fuel surcharges contributed $31.8 million of the decrease in our consolidated operating revenues. The decrease in transportation services revenues was primarily the result of decreases in pricing and in the number of loads hauled.  For the thirty-nine weeks ended September 26, 2015, our operating revenue per loaded mile, excluding fuel surcharges, decreased to $2.48 from $2.58 for the thirty-nine weeks ended September 27, 2014, and the number of loads hauled declined 6.0% to approximately 453,000 during the thirty-nine weeks ended September 26, 2015 from approximately 482,000 in the same period last year.

Value-added services revenue decreased by less than 1% to $213.7 million during the thirty-nine weeks ended September 26, 2015, which compares to $214.7 million during the same period last year.  At September 26, 2015, we provided value-added services at 48 locations compared to 45 at September 27, 2014.  The year-over-year decrease in revenue was primarily due to the change in the mix of business at our current operating locations.

Revenues from our intermodal services operation increased due to an increase in operating revenues per loaded mile and an increase in the number of loads hauled. Operating revenue per loaded mile, excluding fuel surcharges, for the thirty-nine weeks ended September 26, 2015 increased to $4.59 from $4.27 for the thirty-nine weeks ended September 27, 2014, and the number of loads hauled increased to approximately 244,000 for the thirty-nine weeks ended September 26, 2015, compared to approximately 226,000 during the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirty-nine weeks ended September 26, 2015 decreased by $28.3 million, or 6.2%, to $427.9 million from $456.2 million for the thirty-nine weeks ended September 27, 2014. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services.  Combined, transportation and intermodal service revenues decreased 6.7% to $629.1 million for the thirty-nine weeks ended September 26, 2015 compared to $674.4 million for the thirty-nine weeks ended September 27, 2014.  As a percentage of operating revenues, purchased transportation and equipment rent decreased to 50.8% for the thirty-nine weeks ended September 26, 2015 from 51.3% for the thirty-nine weeks ended September 27, 2014. This decrease is primarily due to a decrease in transportation service revenues, which typically operate with higher purchased transportation and equipment rental costs.  For the thirty-nine weeks ended September 26, 2015, transportation services accounted for 61.5% of total operating revenues compared to 64.6% for same period last year.

Direct personnel and related benefits.    Direct personnel and related benefit costs for the thirty-nine weeks ended September 26, 2015 increased by $2.1 million, or 1.3%, to $159.4 million compared to $157.3 million for the thirty-nine weeks ended September 27, 2014. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. As a percentage of operating revenues, personnel and related benefits expenses increased to 18.9% for the thirty-nine weeks ended September 26, 2015, compared to 17.7% for the thirty-nine weeks ended September 27, 2014. The percentage is derived on an aggregate basis from both existing and new programs and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total operating revenues are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirty-nine weeks ended September 26, 2015 decreased by $4.4 million, or 13.6%, to $28.0 million from $32.4 million for the thirty-nine weeks ended September 27, 2014. The absolute decrease was primarily due to the decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals.  As a percentage of operating revenues, commission expense decreased to 3.3% for the thirty-nine weeks ended September 26, 2015 compared to 3.6% for the thirty-nine weeks ended September 27, 2014. As a percentage of operating revenues, the decrease in commission expense is due to a shift in the mix of revenues generated by company-managed locations and in value-added services where no commissions are paid.

Operating expenses (exclusive of items shown separately).    Operating expenses (exclusive of items shown separately) decreased $9.0 million, or 9.9%, to $81.6 million for the thirty-nine weeks ended September 26, 2015, compared to $90.6 million for the thirty-nine weeks ended September 27, 2014. As a percentage of operating revenues, operating expenses (exclusive of items shown separately) decreased to 9.7% for the thirty-nine weeks ended September 26, 2015 from 10.2% for the thirty-nine weeks ended September 27, 2014. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The decrease in operating expenses (exclusive of items shown separately) was primarily due to decreases in fuel expense on company-owned equipment of $7.2 million, $1.9 million in other operating expenses, $0.6 million in travel and related costs, and $0.5 million in repair and maintenance expense.  These decreases were partially offset by increases of $0.9 million in licensing and permit costs and $0.7 million in highway use and fuel taxes.

Occupancy expense.    Occupancy expense for the thirty-nine weeks ended September 26, 2015 increased by $1.4 million, or 7.4%, to $20.2 million from $18.8 million for the thirty-nine weeks ended September 27, 2014.  As a percentage of operating revenues, occupancy expense increased to 2.4% for the thirty-nine weeks ended September 26, 2015 compared to 2.1% for the thirty-nine weeks ended September 27, 2014.  The absolute increase was primarily attributable to the increase in the number of company-leased value added service facilities. At September 26, 2015, the company leased 31 value-added service locations compared to 30 at September 27, 2014.

Selling, general and administrative. Selling, general and administrative expense for the thirty-nine weeks ended September 26, 2015 decreased by $2.0 million, or 6.7%, to $27.7 million from $29.7 million for the thirty-nine weeks ended September 27, 2014. As a percentage of operating revenues, selling, general and administrative expense remained consistent at 3.3% for the thirty-nine weeks ended September 26, 2015 compared to the same period last year.  The absolute decrease was primarily due to a decrease in salaries and wage expenses of $2.6 million, which is the largest component of selling, general and administrative expense, and a $2.4 million decrease in other selling, general and administrative costs. These decreases were partially offset by increases in professional services of $2.1 million and of $0.5 million in bad debt expense.  Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.  The overall decrease in selling, general and administrative costs also impacted our reportable segments, where the rate of allocated charges from the parent company was higher than the actual spend, thus resulting in a favorable impact on income from operations not directly attributable to our transportation segment or our logistics segment.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended September 26, 2015 decreased by $1.3 million, or 7.3%, to $16.6 million from $17.9 million for the thirty-nine weeks ended September 27, 2014. As a percentage of operating revenues, insurance and claims remained consistent at 2.0% for the thirty-nine weeks ended September 26, 2015 compared to the same period last year. The absolute decrease was primarily the result of decreases in our cargo and service claims expense of $1.8 million, which was partially offset by an increase in our auto liability insurance premiums and claims expense of $0.6 million.

Depreciation and amortization. Depreciation and amortization expense for the thirty-nine weeks ended September 26, 2015 increased by $2.3 million, or 9.5%, to $26.4 million from $24.1 million for the thirty-nine weeks ended September 27, 2014. The absolute increase is primarily the result of increases in capital investments throughout 2014 compared to historic trends.  These increases were partially offset by decreases in certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $5.8 million for the thirty-nine weeks ended September 26, 2015 compared to $6.1 million for the thirty-nine weeks ended September 27, 2014.  At September 26, 2015, we had outstanding borrowings totaling $245.9 million, including $34.0 million advanced in July 2015 in connection with our “Dutch auction” tender offer, compared to $238.4 million at September 27, 2014.

Other non-operating income.  Other non-operating income was $0.8 million for the thirty-nine weeks ended September 26, 2015 compared to $0.3 million for the thirty-nine weeks ended September 27, 2014. The increase was primarily attributable to $0.3 million of gains on the sale of marketable securities during the period.

Provision for income taxes. Provision for income taxes for the thirty-nine weeks ended September 26, 2015 was $19.2 million compared to $21.4 million for the thirty-nine weeks ended September 27, 2014, based on effective tax rates of 38.5% and 38.1%, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations, our availability under our $120 million revolving credit, our ability to borrow on margin against our marketable securities held at UBS, and proceeds from the sales of marketable securities.  Additionally, our revolving credit facility includes an accordion feature which would allow us to increase availability by up to $20 million upon our request and approval of the lenders.

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

During the thirty-nine weeks ended September 26, 2015, our capital expenditures totaled $13.4 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations.  Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment.  In 2015, exclusive of acquisitions of businesses, we expect to incur capital expenditures in the range of 3% to 4% of operating revenues for the acquisition of transportation equipment, to support our value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock.  We paid $0.21 per common share, or $6.2 million, during the thirty-nine week period ended September 26, 2015.  On October 22, 2015, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock.  The dividend is payable to shareholders of record at the close of business on November 2, 2015 and is expected to be paid on November 12, 2015.  Declaration of future cash dividends are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Revolving Credit and Term Loan Agreement

On December 19, 2013, the Company entered into a Second Amendment (the “Second Amendment”) to its Revolving Credit and Term Loan Agreement dated August 28, 2012, (the “Credit Agreement”) with and among the lenders parties thereto and Comerica Bank, as administrative agent, to provide for aggregate borrowing facilities of up to $300 million.  The Second Amendment modifies the Credit Agreement to allow for additional borrowings of $70 million under a new term loan and a $10 million increase in the revolving credit facility.  The Credit Agreement, as amended, consists of a $120 million revolving credit facility (which amount may be increased by up to $20 million upon request of the Company and approval of the lenders), a $60 million equipment credit facility, a $50 million term loan, and a $70 million term loan B.  Additionally, the Credit Agreement provides for up to $5 million in letters of credit, which letters of credit reduce availability under the revolving credit facility.  Borrowings under the revolving credit facility may be made until, and mature on, August 28, 2017.  Borrowings under the equipment credit facility were available through August 28, 2015.  Such borrowings made in any year are being repaid in 28 quarterly installments commencing January 1, 2014.  Borrowings under the term loan facilities will mature on August 28, 2017.  Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each.  The applicable margin fluctuates based on the Company’s total debt to EBITDA ratio, as defined in the Credit Agreement.

The Credit Agreement requires us to repay the borrowings made under the term loan facility and the equipment credit facility as follows: 50% (which percentage will be reduced to 0% subject to the Company attaining a certain leverage ratio) of our annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds.  We may voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings.  In addition, we may elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement are unconditionally guaranteed by our material U.S. subsidiaries and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees are secured by, subject to certain exceptions, substantially all of their assets.  The Credit Agreement also may, in certain circumstances, limit our ability to pay dividends or distributions.  The Credit Agreement includes financial covenants requiring us to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default.  On June 9, 2015, we entered into a third amendment to exclude purchases of up to $35 million of the Company’s common stock in a modified “Dutch auction” tender offer from the calculation of the Company’s fixed charge coverage ratio, as defined in the Credit Agreement.  At September 26, 2015, the Company was in compliance with its debt covenants.  At September 26, 2015, our $80.5 million revolving loan was secured by, among other assets, net eligible accounts receivable totaling $138.4 million, of which $114.6 million were available for borrowing pursuant to the agreement.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit.  The line of credit bears an interest rate equal to LIBOR plus 1.10%, and interest is adjusted and billed monthly.  No principal payments are due on the borrowing; however, the line of credit is callable at any time.  The amount available under the line of credit is based on a percentage of the market value of the underlying securities.  If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit.  As of September 26, 2015, there was no outstanding balance under the line of credit, and the maximum available borrowings against the line of credit were $7.5 million.

Discussion of Cash Flows

At September 26, 2015, we had cash and cash equivalents of $10.2 million compared to $8.0 million at December 31, 2014.  Net cash provided by operating activities was $48.5 million, while we used $13.7 million in investing activities and $31.6 million in financing activities.

The $48.5 million in net cash provided by operations for the thirty-nine weeks ended September 26, 2015 was primarily attributed to $30.7 million of net income, which reflects non-cash depreciation and amortization, gains on the sale of marketable securities, losses on the sales of property and equipment, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $27.6 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $9.8 million.  The increase in the working capital position is primarily the result of increases in accounts receivable and a decrease in other long-term liabilities.  This was partially offset by decreases in prepaid expenses and other assets, and increases in accounts payable, accrued expenses and other current liabilities, insurance and claims accruals.  Affiliate transactions increased net cash provided by operating activities during the thirty-nine weeks ended September 26, 2015 by $1.8 million.  The increase consisted of an increase in accounts payable to affiliates of $2.1 million, while accounts receivable from affiliates increased by $0.3 million.

The $13.7 million in net cash used in investing activities during the thirty-nine weeks ended September 26, 2015 consisted of $13.4 million of capital expenditures and $1.1 million for the purchases of marketable securities.  These uses were partially offset by $0.5 million in proceeds from the sale of property and equipment and $0.3 million in proceeds from the sale of marketable securities.

We also used $31.6 million in net cash in financing activities during the thirty-nine weeks ended September 26, 2015.  As of September 26, 2015, we had outstanding borrowings totaling $245.9 million compared to $235.3 million at December 31, 2014.  We paid $34.4 million for purchases of common stock through a “Dutch auction” tender offer, cash dividends of $6.2 million, $0.8 million in capital lease obligations, and $0.7 million for repurchases of common stock upon exercising our right of first refusal pursuant to a restricted stock bonus awards.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2014. There have been no changes in our accounting policies during the thirteen weeks ended September 26, 2015.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended September 26, 2015. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2015, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 26, 2015 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its Common Stock during the period from June 28, 2015 to September 26, 2015, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
June 28, 2015 - July 25, 2015	1,599,605	$21.50	1,599,605	800,000
July 26, 2015 - Aug. 22, 2015	2,500	20.33	-	800,000
Aug. 23, 2015 - Sept. 26, 2015	-	-	-	800,000
Total	1,602,105	$21.50	1,599,605	800,000

On June 30, 2014, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market.  There have not been any purchases of shares under this authorization.

In June 2015, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock through a “Dutch auction” tender offer. Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of our outstanding shares. The tender offer began on the date of the announcement, June 9, 2015 and expired on July 8, 2015. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $21.50 to $23.50 per share. Upon expiration, 1,599,605 shares were purchased through this offer at a final purchase price of $21.50 per share for a total purchase price of approximately $34.4 million, including fees and commission.  The tender offer was settled on July 14, 2015.

The Company also acquired 2,500 shares of common stock from its Chief Executive Officer for $50,825 on August 19, 2015 upon exercising its right of first refusal pursuant to a restricted stock bonus award agreement.

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

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)

Date: November 5, 2015	By:	/s/ David A. Crittenden
David A. Crittenden Chief Financial Officer

Date: November 5, 2015	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer