Form 10-K
period 2015-12-31
Universal Truckload Services, Inc.
filed 2016-03-15
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(586) 920-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 27, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 26, 2015, as reported by The Nasdaq Stock Market, was approximately $183.1 million (assuming, but not admitting for any purpose, that all (a) directors and executive officers of the registrant are affiliates, and (b) the number of shares held by such directors and executive officers does not include shares that such persons could have acquired within 60 days of June 27, 2015).

The number of shares of common stock, no par value, outstanding as of March 7, 2016, was 28,408,900.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

UNIVERSAL TRUCKLOAD SERVICES, INC.

2015 ANNUAL REPORT ON FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended December 31 and the associated quarters, months and periods of those fiscal years. Each of the terms “Universal,” the “Company,” “we,” “us” and “our” as used herein refers collectively to Universal Truckload Services, Inc. and its subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

ITEM 1:	BUSINESS

Company Background

We are a leading asset-light provider of customized transportation and logistics solutions throughout the United States, and in Mexico, Canada and Colombia. We offer our customers a broad array of services across their entire supply chain, including transportation, value-added, and intermodal services.

We provide a comprehensive suite of transportation and logistics solutions that allow our customers and clients to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors, through a network of agents who solicit freight business directly from shippers, and through company-managed facilities and full service freight forwarding and customs house brokerage offices. At December 31, 2015, we had an agent network totaling approximately 363 agents, and we operated 56 company-managed terminal locations and provided services at 49 logistics locations throughout the United States and in Mexico, Canada and Colombia.

We were incorporated in Michigan on December 11, 2001. We have been a publicly held company since February 11, 2005, the date of our initial public offering. We acquired LINC Logistics Company (“LINC”) in October 2012. At the time of the acquisition, Universal and LINC were under common control, and as such, the financial statements of Universal have been retrospectively revised to reflect the accounts of LINC as if they had been consolidated for all previous periods. The acquisition significantly enhanced our position as a leading provider of third party transportation, value-added and intermodal services.

Our principal executive offices are located at 12755 E. Nine Mile Road, Warren, Michigan 48089.

Segment Financial Information

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

Transportation. Our transportation services include dry van, flatbed, heavy haul, dedicated, refrigerated, shuttle and switching operations. These services also include full service domestic and international freight forwarding, customs brokerage, final mile and ground expedite. Transportation services represented approximately $696.1 million, or 61.6%, of our operating revenues in 2015. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries. Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation providers. We broker freight to third party transportation providers to complement our available capacity. Our transportation services also include full service international freight forwarding, customs house brokerage services, and final mile and ground expedite services, which we refer to collectively as specialized services.

Value-Added. Our value-added services, which are typically dedicated to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management. Value-added services represented approximately $285.3 million, or 25.3%, of our operating revenues in 2015. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains.

Intermodal Support. Intermodal operations include rail-truck, steamship-truck and support services. Intermodal support services represented $147.4 million, or 13.0%, of our operating revenues in 2015. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer and drayage services.

Business and Growth Strategy

The key elements of our strategy are as follows:

Expand our network of agents and owner-operators. Increasing the number of agents and owner-operators has been a driver of our historical growth in transactional transportation services. We intend to continue to recruit qualified agents and owner-operators in order to penetrate new markets, and expand our operations in existing markets. Our agents typically focus on a small number of shippers in a particular market and are attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

Continue to capitalize on strong industry fundamentals and outsourcing trends. We believe long-term industry growth will be supported by manufacturers seeking to outsource non-core logistics functions to cost-effective third-party providers that can efficiently manage increasingly complex global supply chains. We intend to leverage our integrated suite of transportation and logistics services, our network of facilities, our long-term customer relationships, and our reputation for operational excellence to capitalize on favorable industry fundamentals and growth expectations.

Target further penetration of key customers in the North American automotive industry. The automotive industry is one of the largest users of global outsourced logistics services, providing us growth opportunities with both existing and new customers. In 2015, this sector comprised approximately 28.9% of our operating revenues. We intend to capitalize on anticipated continued growth in outsourcing of higher value logistics services in the automotive sector such as sub-assembly and sequencing, which link directly into production lines and require specialized capabilities, technological expertise and strict quality controls.

Continue to expand penetration in other vertical markets. We have a history of providing highly complex value-added logistics services to automotive and other industrial customers. We have developed standardized, modular systems for material handling processes and have extensive experience in rapid implementation and workforce training. These capabilities and our broad portfolio of logistics services are transferable across vertical markets. We believe we can leverage the expertise we initially developed in the automotive sector. In addition to automotive, our targeted industries include aerospace, energy, government services, healthcare, industrial retail, consumer goods, and steel and metals.

Industry

The transportation and logistics services industry involves the management and transportation of materials and inventory throughout the supply chain. The logistics industry is an integral part of the global economy. Global logistics costs in 2014 totaled $9.2 trillion, or 11.6% of global GDP, according to estimates by Armstrong & Associates.

According to the American Trucking Associations, or ATA, revenue in the trucking industry in 2014 was estimated at approximately $700.4 billion and accounted for more than 80% of domestic spending on freight transportation. The trucking industry is highly competitive on the basis of service and price and is integral to many industries operating in the United States. Customers generally choose truck transportation over other surface transportation modes due to the industry’s higher levels of reliability, shipment integrity and speed.

As supply chains have become more complex, many companies have outsourced logistics functions to third-party logistics (3PL) providers. U.S. 3PL revenues in 2014 totaled $157.2 billion, according to Armstrong & Associates. We believe that increased globalization of trade, security and regulatory concerns, demand for greater supply chain integration and visibility, and ongoing competitive pressures to reduce costs and improve customer service will continue to drive outsourcing decisions.

Competition

The transportation and logistics service industry is highly competitive and extremely fragmented. We compete based on quality and reliability of service, price, breadth of logistics solutions, and IT capabilities. We compete with asset and non-asset based truckload and less-than-truckload carriers, intermodal transportation, logistics providers and, in some aspects of our business, railroads. We also compete with other motor carriers for owner-operators and agents.

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

Customers

Revenue is generated from customers throughout the United States, and in Mexico, Canada and Colombia. Our customers are largely concentrated in the automotive, steel, oil and gas, alternative energy and manufacturing industries.

A significant portion of our revenues are derived from the domestic auto industry. During the fiscal years ended December 31, 2015, 2014 and 2013, aggregate sales in the automotive industry totaled 28.9%, 28.4% and 33.8% of revenue, respectively. During 2015, 2014 and 2013, General Motors accounted for approximately 11.4%, 9.7% and 12.4% of our total operating revenues, respectively.  Sales to our top 10 customers in 2015 totaled 36.9%.  A significant portion of our revenue also results from our providing capacity to other transportation companies who aggregate loads from a variety of shippers in these and other industries.

Independent Contractor Network

We utilize a network of agents and owner-operators located throughout the United States and in the Canadian provinces of Ontario and Quebec. These agents and owner-operators are independent contractors.

A significant portion of the interaction with our shippers is provided by our agents. Over 40% of the freight we hauled in 2015 was solicited and controlled by our agents, with the balance generated by company-managed terminals, full service freight forwarding and customs house brokerage offices. Our top 100 agents in 2015 generated approximately 24% of our annual operating revenues. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

We also contract with owner-operators to provide greater flexibility in responding to fluctuations in customer demand.  Owner-operators provide their own trucks and are contractually responsible for all associated expenses, included financing costs, fuel, maintenance, insurance, and taxes, among other things.  They are also responsible for maintaining compliance with Federal Motor Carrier Safety Administration regulations.

Revenue Equipment

The following table represents our equipment used to provide transportation services as of December 31, 2015:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	879	2,993	3,872
Yard Tractors	85	—	85
Trailers	4,604	1,677	6,281
Chassis	939	—	939
Containers	800	—	800

Employees and Contractors

As of December 31, 2015, we had 5,108 employees. During the year ended December 31, 2015, we also engaged, on average, the full-time equivalency of 1,606 individuals on a contract basis. As of December 31, 2015, approximately 26% of our employees in the United States, Canada and Colombia, and 95% of our employees in Mexico were members of unions and subject to collective bargaining agreements. We believe our relationship with our employees is good.

Risk Management and Insurance

Our customers and federal regulations generally require that we provide insurance for auto liability and general liability claims up to $1.0 million per occurrence. Accordingly, in the United States, we purchase such insurance from a licensed casualty insurance carrier, which is a related party, providing a minimum $1.0 million of coverage for individual auto liability and general liability claims. We are self-insured for auto and general liability claims above $1.0 million unless riders are sought to satisfy individual customer or vendor contract requirements. In Mexico, our operations and investment in equipment are insured through an internationally recognized third-party insurance underwriter.

We typically self-insure for the risk of motor cargo liability claims and material handling claims. Accordingly, we establish financial reserves for anticipated losses and expenses related to motor cargo liability and material handling claims, and such reserves are periodically evaluated and adjusted to reflect our experience.

To reduce our exposure to claims incurred while a vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo, we require our owner-operators to maintain non-trucking use liability coverage (which we refer to as deadhead bobtail coverage) of $2.0 million per occurrence.

In brokerage arrangements, our exposure to liability associated with accidents incurred by other third-party carriers who haul freight on our behalf is reduced by various factors, including the extent to which the third party providers maintain their own insurance coverage.

Technology

We use multifaceted software tools and hardware platforms that support seamless integration with the IT networks of our customers and vendors via electronic data exchange systems. These tools enhance our relationships and ability to effectively communicate with customers and vendors. Our tools and platforms provide real-time, web-based visibility into the supply chain of our customers.

We customize our proprietary Warehouse Management System (WMS) to meet the needs of individual customers. It provides the ability to send our customers an advance shipping notice through a simple, web-based interface that can be used by a variety of vendors. It also enables us to clearly identify and communicate to the customer any vendor-related problems that may cause delays to the production line. We also use cross-dock and container return management applications that automate the cycle of material receipt and empty container return.

Our proprietary and third-party transportation management system allows full operational control and visibility from dispatch to delivery, and from invoicing to receivables collections. For our employee drivers, the system provides automated dispatch to hand-held devices, satellite tracking for quality control and electronic status broadcasts to customers when requested. Our international and domestic air freight and ocean forwarding services use similar systems with added functionalities for managing air and ocean freight transportation requirements. All of these systems have customer-oriented web interfaces that allow for full shipment tracking and visibility, as well as for customer shipment input. We also provide systems that allow agents to list pending freight shipments and owner-operators with available capacity, and track particular shipments at various points in the shipping route.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for fiscal year 2016. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

Our transportation services business is generally impacted by decreased activity during the post-holiday winter season and, in certain states during hurricane season. At these times, some shippers reduce their shipments, and inclement weather impedes trucking operations or underlying customer demand.

Additional Information

We make available free of charge on or through our website, www.goutsi.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing.

ITEM 1A:	RISK FACTORS

Set forth below, and elsewhere in this Report and in other documents we file with the SEC, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

Risks Related to Our Business

Our business is subject to general economic and business factors that are largely beyond our control, any of which could have a material adverse effect on our operating results.

Our business is dependent upon a number of general economic and business factors that may adversely affect our results of operations. These factors include significant increases or rapid fluctuations in fuel prices, excess capacity in the transportation and logistics industry, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels, and difficulty in attracting and retaining qualified drivers and independent contractors.

We operate in a highly competitive and fragmented industry, and our business may suffer if we are unable to adequately address any downward pricing pressures or other factors that may adversely affect our ability to compete with other carriers.

Further, we are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries, such as the automotive industry, where we have a significant concentration of customers. Economic conditions may also adversely affect our customers and their ability to pay for our services.

Deterioration in the United States and world economies could exacerbate any difficulties experienced by our customers and suppliers in obtaining financing, which, in turn, could materially and adversely impact our business, financial condition, results of operations and cash flows.

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

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher rates to cover the cost of these investments;

•	competition from Internet-based and other brokerage companies may adversely affect our relationships with our customers and freight rates;

•	economies of scale that may be passed on to smaller providers by procurement aggregation providers may improve the ability of smaller providers to compete with us;
•	some areas of our service coverage requires trucks with engines no older than 2011 in order to comply with environmental rules; and
•	an inability to continue to access capital markets to finance equipment acquisition could put us at a competitive disadvantage.

Our revenue is somewhat dependent on North American automotive industry production volume, and may be negatively affected by future downturns in North American automobile production.

A significant portion of our larger customers are concentrated in the North American automotive industry. For the fiscal year ended December 31, 2015, 29% of our operating revenues were derived from customers in the North American automotive industry. Our business and growth largely depend on continued demand for its services from customers in this industry.  Any future downturns in North American automobile production, which also impacts our steel and metals customers, could similarly affect our revenues in future periods.

Our business derives a large portion of revenue from a few major customers, and the loss of any one or more of them as customers, or a reduction in their operations, could have a material adverse effect on our business.

A large portion of our revenue is generated from a limited number of major customers concentrated in the automotive, steel and metals, and energy industries. Our top 10 customers accounted for approximately 37% of our operating revenues for the year ended December 31, 2015. Our contracts with customers generally contain cancellation clauses, and there can be no assurance that these customers will continue to utilize our services or that they will continue at the same levels. Further, there can be no assurance that these customers will not be affected by a future downturn in demand, which would result in a reduction in their operations and corresponding need for our services. Moreover, our customers may individually lose market share, apart from general economic trends. If our major customers lose U.S. market share, they may have less need for services. A reduction in or termination of services by one or more of our major customers could have a material adverse effect on our business and results of operations.

We may be adversely impacted by fluctuations in the price and availability of diesel fuel.

Diesel fuel represents a significant operating expense for the Company, and we do not currently hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results to the extent we are unable to recoup such increases from customers in the form of increased freight rates or through fuel surcharges. Historically, we have been able to offset, to a certain extent, diesel fuel price increases through fuel surcharges to our customers, but we cannot be certain that we will be able to do so in the future. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary. While we have historically been able to adjust our pricing to help offset changes to the cost of diesel fuel through changes to base rates and/or fuel surcharges, we cannot be certain that we will be able to do so in the future.

Difficulty in attracting drivers could affect our profitability and ability to grow.

Periodically, the transportation industry experiences difficulty in attracting and retaining qualified drivers, including independent contractors, resulting in intense competition for drivers. We have from time to time experienced under-utilization and increased expenses due to a shortage of qualified drivers. If we are unable to attract drivers when needed or contract with independent contractors when needed, we could be required to further adjust our driver compensation packages, increase driver recruiting efforts, or let trucks sit idle, any of which could adversely affect our growth and profitability.

If we are unable to retain our key employees, our business, financial condition and results of operations could be harmed.

We are highly dependent upon the services of our key employees and executive officers. The loss of any of their services could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. We cannot assure that we will be able to do so.

A significant labor dispute involving us or one or more of our customers, or that could otherwise affect our operations, could reduce our revenues and harm our profitability.

A substantial number of our employees and of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Each of our unionized facilities has a separate agreement with the union that represents the workers at only that facility. Labor disputes involving either us or our customers could affect our operations. If the UAW and our automotive customers and their suppliers are unable to negotiate new contracts and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability. As of December 31, 2015, approximately 26% of our employees in the United States, Canada and Colombia, and 95% of our employees in Mexico were members of unions and subject to collective bargaining agreements.

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

Ongoing insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. The Company is self-insured for health and workers’ compensation insurance coverage up to certain limits. If medical costs continue to increase, or if the severity or number of claims increase, and if we are unable to offset the resulting increases in expenses with higher freight rates, our earnings could be materially and adversely affected.

Purchase price increases for new revenue equipment and/or decreases in the value of used revenue equipment could have an adverse effect on our results of operations, cash flows and financial condition.

During the last decade, the purchase price of new revenue equipment has increased significantly as equipment manufacturers recover increased materials costs and engine design costs resulting from compliance with increasingly stringent EPA engine emission standards. The final phase of the new EPA engine design requirements were effective in 2010; however, additional EPA emission mandates in the future could result in higher purchase prices of revenue equipment which could result in higher than anticipated depreciation expenses. If we were unable to offset any such increase in expenses with freight rate increases, our cash flows and results of operations could be adversely affected. If the market price for used equipment declines, then we could incur substantial losses upon disposition of our revenue equipment which could adversely affect our results of operations and financial condition.

We have significant ongoing capital requirements that could affect our liquidity and profitability if we are unable to generate sufficient cash from operations or obtain sufficient financing on favorable terms.

The transportation and logistics industry is capital intensive. If we are unable to generate sufficient cash from operations in the future, we may have to limit our growth, enter into unfavorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a material adverse effect on our profitability.

We have a significant amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health.

Our significant debt levels could have important consequences such as the following:

•	impair our ability to obtain additional future financing for working capital, capital expenditures, acquisitions or general corporate expenses;

•	limit our ability to use operating cash flow in other areas of our business due to the necessity of dedicating a substantial portion of these funds for payments on our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to general adverse economic and industry conditions; and
•	place us at a competitive disadvantage compared to our competitors.

Our ability to make scheduled payments on, or to refinance, our debt and other obligations will depend on our financial and operating performance, which, in turn, is subject to our ability to implement our strategic initiatives, prevailing economic conditions and certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or delay expansion plans and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot provide any assurance that our operating performance, cash flow and capital resources will be sufficient to pay our debt obligations when they become due. We also cannot provide assurance that we would be able to dispose of material assets or operations or restructure our debt or other obligations if necessary or, even if we were able to take such actions, that we could do so on terms that are acceptable to us.

Disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.

If cash from operations is not sufficient, we may be required to rely on the capital and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during recent years, could adversely affect our ability to draw on our revolving credit facilities. Our access to funds under the credit facilities is dependent on the ability of banks to meet their funding commitments. A bank may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged, which could adversely affect our growth and profitability.

We have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales.

A significant portion of our expenses are fixed costs that that neither increase nor decrease proportionately with sales. There can be no assurance that we would be able to reduce our fixed costs proportionately in response to a decline in our sales and therefore our competitiveness could be significantly impacted. As a result, a decline in our sales would result in a higher percentage decline in our income from operations and net income.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

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

A determination by regulators that owner-operators are employees, rather than independent contractors, could expose us to various liabilities and additional costs.

Tax and other regulatory authorities often seek to assert that independent contractors in the transportation service industry, such as our owner-operators, are employees rather than independent contractors. There can be no assurance that these interpretations and tax laws that consider these persons independent contractors will not change or that these authorities will not successfully assert this position. If our owner-operators are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

Our results of operations may be affected by seasonal factors.

Our productivity may decrease during the winter season when severe winter weather impedes operations. Also, some shippers may reduce their shipments after the winter holiday season. At the same time, operating expenses may increase and fuel efficiency may decline due to engine idling during periods of inclement weather. Harsh weather conditions generally also result in higher accident frequency, increased freight claims, and higher equipment repair expenditures.  Generally, demand for our value-added services delivered to existing customers increases during the second calendar quarter of each year as a result of the automotive industry’s spring selling season and decreases during the third quarter of each year due to the impact of scheduled OEM customer plant shutdowns in July for vacations and changeovers in production lines for new model years. Our value-added services business is also impacted in the fourth quarter by plant shutdowns during the December holiday period.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm-water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination could occur. In prior years, we also maintained bulk fuel storage and fuel islands at two of our facilities. Our operations may involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

We may incur additional operating expenses or liabilities as a result of potential future requirements to address climate change issues.

Federal, state and local governments, as well as some of our customers, are beginning to respond to global warming issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks, could adversely affect our operations and financial results. More specifically, legislative or regulatory actions related to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition and results of operations.

Our business may be disrupted by natural disasters and severe weather conditions causing supply chain disruptions.

Natural disasters such as earthquakes, tsunamis, hurricanes, tornadoes, floods or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations or the operations of our customers or could damage or destroy infrastructure necessary to transport products as part of the supply chain. Specifically, these events may damage or destroy or assets, disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, and affect regional economies. As a result, these events could make it difficult or impossible for us to provide logistics and transportation services; disrupt or prevent our ability to perform functions at the corporate level; and/or otherwise impede our ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event, which could adversely affect our business and results of operations or make our results more volatile.

Our information technology systems are subject to certain risks that are beyond our control.

We depend on the proper functioning and availability of our information systems, including communications and data processing systems, in operating our business. Although we have implemented redundant systems and network security measures, our information technology remains susceptible to outages, computer viruses, break-ins and similar disruptions that may inhibit our ability to provide services to our customers and the ability of our customers to access our systems. This may result in the loss of customers or a reduction in demand for our services, which could adversely affect our growth and profitability.

Our business may be harmed by terrorist attacks, future war or anti-terrorism measures.

In order to prevent terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Our international operations in Canada and Mexico may be affected significantly if there are any disruptions or closures of border traffic due to security measures. Such measures may have costs associated with them, which, in connection with the transportation services we provide, we or our owner-operators could be forced to bear. In addition, war or risk of war also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenue or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

We may be unable to successfully integrate businesses we acquire into our operations.

Integrating businesses we acquire may involve unanticipated delays, costs or other operational or financial problems. Successful integration of the businesses we acquire depends on a number of factors, including our ability to transition acquired companies to our management information systems. In integrating businesses we acquire, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. We also face the risk that an unexpected problem at one of the companies we acquire will require substantial time and attention from senior management, diverting management’s attention from other aspects of our business. We cannot be certain that our management and operational controls will be able to support us as we grow.

Risks Related to Our Common Stock

Because Matthew T. Moroun and Manuel J. Moroun hold a controlling interest in us, the influence of our public shareholders over significant corporate actions is limited, and we are not subject to certain corporate governance standards that apply to other publicly traded companies.

As of December 31, 2015, Matthew T. Moroun, the Chairman of our Board of Directors, and Manuel J. Moroun, a member of our Board of Directors, together own approximately 70.6% of our outstanding common stock. As a result, the Moroun family has the power to:

•	control all matters submitted to our shareholders;

•	elect our directors;

•	adopt, extend or remove any anti-takeover provisions that are available to us; and
•	exercise control over our business, policies and affairs.

This concentration of ownership could limit the price that some investors might be willing to pay for shares of our common stock. Our ability to engage in significant transactions, such as a merger, acquisition or liquidation, will require the consent of the Moroun family. Conflicts of interest could arise between us and the Moroun family, and any conflict of interest may be resolved in a manner that does not favor us. Accordingly, the Moroun family could cause us to enter into transactions or agreements of which our other shareholders would not approve or make decisions with which they may disagree. Because of the level of ownership held by the Moroun family, we have elected to be treated as a controlled company in accordance with the rules of the NASDAQ Stock Market. Accordingly, we are not required to comply with NASDAQ Stock Market rules which would otherwise require a majority of our board to be comprised of independent directors and require our board to have a compensation committee and a nominating and corporate governance committee comprised of independent directors.

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

Although shares of our common stock are traded on the NASDAQ Global Market, the average daily trading volume in our common stock is less than that of other larger transportation and logistics companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the daily average trading volume of our common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of our common stock. Additionally, low trading volumes may limit a shareholder’s ability to sell shares of our common stock.

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

Our articles of incorporation and bylaws have, and under Michigan law are subject to, provisions that could deter or prevent a change of control.

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

•

the authority of our Board of Directors to issue, without shareholder approval, preferred stock with such terms as the Board of Directors may determine, including in connection with our implementation of any shareholders rights plan; and

•

an exclusive forum bylaw provision requiring that any derivative action brought on behalf of the corporation, any action asserting a claim of breach of a legal or fiduciary duty and any similar claim under the Michigan Business Corporation Act or our articles of incorporation must be brought exclusively in the Circuit Court of the County of Macomb in the State of Michigan or the United States District Court for the Eastern District of Michigan, Southern Division.

In addition, certain provisions of Michigan law that apply to us could discourage or prevent a change of control or acquisition of our Company.

ITEM 1B:	UNRESOLVED SECURITIES & EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan.  We own our corporate administrative offices, as well as 16 terminal yards and other properties in the following locations: Dearborn, Michigan; Louisville, Kentucky; Albany, Missouri; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Cleveland, Ohio; Gary, Indiana; Dallas, Texas; South Kearny, New Jersey; Rural Hall, North Carolina; Garden City, Georgia; Millwood, West Virginia; Memphis, Tennessee; Tampa, Florida and Houston, Texas.

As of December 31, 2015, we also leased 82 operating, terminal and yard, and administrative facilities in various U.S. cities located in 28 states, in Milton, Ontario; London, Ontario; Windsor; Ontario, and in San Luis Potosí, Mexico. Generally, our facilities are utilized by both of our operating segments for various administrative, transportation-related or value-added services.  We also deliver value-added services under our logistics segment inside or linked to 17 facilities provided by customers.  Certain of our leased facilities are leased from entities controlled by our majority shareholders.  These facilities are leased on either a month-to-month basis or extended terms. We believe that the properties we lease from these affiliates are, in the aggregate, leased at market rates and are suitable for their purposes and adequate to meet our needs.   For more information on our lease arrangements, see Part II, Item 8: Notes 8 and 10 to the Consolidated Financial Statements.

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

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “UACL”.  The following table shows the reported high and low sales prices of our common stock for the periods indicated.

	2015		2014
Fiscal Period	High	Low	High	Low
First Quarter	$28.57	$22.66	$34.07	$24.39
Second Quarter	$26.62	$19.80	$29.49	$22.10
Third Quarter	$22.58	$15.16	$25.90	$22.59
Fourth Quarter	$17.56	$12.44	$29.06	$23.88

The reported last sale price per share of the Common Stock as quoted through the NASDAQ Global Market on March 7, 2016 was $17.17 per share.  As of such date, we had 28,408,900 shares outstanding.  The number of shareholders of record on March 7, 2016, was 10; however, we estimate that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

On July 24, 2013, our Board of Directors approved a cash dividend policy that anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share.  Pursuant to the cash dividend policy, the Board of Directors declared quarterly cash dividends of $0.07 per common share totaling $0.28 per common share during both 2014 and 2015.  Declaration of future cash dividends, and the establishment of record and payment dates, are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

Limitations on our ability to pay dividends are described under the section captioned “Liquidity and Capital Resources – Revolving Credit, Promissory Notes and Term Loan Agreements” in Item 7 of this Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Purchases of Equity Securities by the Issuer

In June 2014 the Board of Directors authorized us to purchase periodically in the open market up to 800,000 shares of our common stock. We have not purchased any shares under this authorization.

There were no purchases of our equity securities by or on behalf of us or any affiliated purchaser within the fourth quarter of 2015.

Performance Graph

The graph below matches Universal Truckload Services, Inc.'s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) for a five-year period commencing December 31, 2010 and ending on December 31, 2015.

	12/10	12/11	12/12	12/13	12/14	12/15
Universal Truckload Services, Inc.	100.00	123.17	131.90	221.63	209.41	104.57
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Transportation	100.00	90.09	95.46	130.08	181.38	153.54

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented.  In October 2012, Universal acquired LINC Logistics Company (LINC).  Universal and LINC were under common control, and as such, the financial statements of Universal have been retrospectively revised to reflect the accounts of LINC as if they had been consolidated for all previous periods.  The selected historical balance sheet data at December 31, 2015, 2014, 2013, 2012 and 2011 and the selected historical statement of income data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.  The following financial and operating data may not be indicative of our future performance.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$1,128,773	$1,191,521	$1,033,492	$1,037,006	$990,672
Operating expenses:
Purchased transportation and equipment rent	567,558	615,327	560,024	592,493	581,980
Direct personnel and related benefits	220,653	208,505	178,441	163,069	145,841
Commission expense	37,844	43,922	39,248	42,157	42,593
Operating expenses (exclusive of items shown separately)	108,523	116,611	79,263	71,117	66,313
Occupancy expense	27,004	25,063	20,049	19,275	18,438
Selling, general, and administrative	37,510	42,214	33,046	41,159	29,865
Insurance and claims	21,413	25,991	19,242	20,342	21,843
Depreciation and amortization	34,873	33,053	19,686	18,237	17,731
Total operating expenses	1,055,378	1,110,686	948,999	967,849	924,604
Income from operations	73,395	80,835	84,493	69,157	66,068
Interest income	55	46	130	241	83
Interest expense	(9,235)	(8,229)	(4,166)	(4,224)	(2,241)
Other non-operating income	790	447	459	2,778	1,743
Income before provision for income taxes	65,005	73,099	80,916	67,952	65,653
Provision for income taxes	25,004	27,729	30,344	20,264	14,207
Net income	$40,001	$45,370	$50,572	$47,688	$51,446
Earnings per common share:
Basic	$1.37	$1.51	$1.68	$1.59	$1.71
Diluted	$1.37	$1.51	$1.68	$1.59	$1.71
Weighted average number of common shares outstanding:
Basic	29,233	30,013	30,064	30,032	30,121
Diluted	29,235	30,044	30,160	30,036	30,121
Dividends paid per common share	$0.28	$0.28	$0.14	$—	$—
Pre-merger dividends paid per common share	$—	$—	$—	$1.00	$1.00
Balance Sheet Data (at end of period):
Cash and cash equivalents	$12,930	$8,001	$10,223	$2,554	$5,511
Total assets	$510,998	$529,014	$490,136	$327,369	$315,847
Total debt	$234,913	$235,298	$237,500	$146,000	$83,061

	Years ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share information, operating data and percentages)
Pro Forma Data (unaudited):
Income before provision for income taxes				$67,952	$65,653
Pro forma provision for income taxes (1)				31,323	26,223
Pro forma net income				$36,629	$39,430
Pro forma earnings per share:
Basic				$1.22	$1.31
Diluted				$1.22	$1.31
Other Data:
EBITDA (5)	$108,268	$113,888	$104,179	$87,394	$83,799
EBITDA margin (5)	9.6%	9.6%	10.1%	8.4%	8.5%
Adjusted EBITDA (2)	$108,268	$113,888	$104,902	$97,645	$83,799
Adjusted EBITDA margin (5)	9.6%	9.6%	10.2%	9.4%	8.5%
Operating margin (5)	6.5%	6.8%	8.2%	6.7%	6.7%
Adjusted operating margin (5)	6.5%	6.8%	8.2%	7.7%	6.7%
Return on average assets (6)	7.7%	8.9%	12.4%	14.8%	16.8%
Average number of employees	4,397	4,219	3,449	2,484	2,376
Average number of full time equivalents	1,606	1,528	1,786	2,182	1,605
Average number of tractors	4,142	4,180	4,123	3,999	4,024
Number of facilities managed (7)	49	45	43	41	37
Number of agents (8)	264	288	307	353	385
Operating revenues per loaded mile (9)	$2.96	$3.21	$2.96	$2.93	$2.75
Operating revenues per load (9)	$809	$850	$794	$775	$768
Average length of haul (in miles) (9)	274	265	269	265	279
Number of loads (9)	932,165	951,884	926,171	996,094	994,147
Fuel surcharge revenues (where separately identified)	$75,743	$119,749	$118,594	$115,208	$110,574

(1)

Pro forma provision for income taxes is computed to give effect to the termination of LINC’s S Corporation status and acquisition by Universal.  We assume a blended statutory federal, state and local income tax rates of 46.1% and 39.9% in 2012 and 2011, respectively.

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

	Years ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share information, operating data and percentages)
Adjusted income from operations
Income from operations	$73,395	$80,835	$84,493	$69,157	$66,068
Transaction and other costs (3)	—	—	723	8,369	—
Suspended capital markets activity (4)	—	—	—	1,882	—
Adjusted income from operations	$73,395	$80,835	$85,216	$79,408	$66,068
Adjusted EBITDA
Net income	$40,001	$45,370	$50,572	$47,688	$51,446
Provision for income taxes	25,004	27,729	30,344	20,264	14,207
Interest expense, net	9,180	8,183	4,036	3,983	2,158
Depreciation and amortization	34,873	33,053	19,686	18,237	17,731
Other non-operating income	(790)	(447)	(459)	(2,778)	(1,743)
EBITDA	108,268	113,888	104,179	87,394	83,799
Merger transaction costs (3)	—	—	723	8,369	—
Suspended capital markets activity (4)	—	—	—	1,882	—
Adjusted EBITDA	$108,268	$113,888	$104,902	$97,645	$83,799

We present adjusted income from operations and adjusted EBITDA in this Form 10-K because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

Adjusted income from operations and adjusted EBITDA have limitations as an analytical tool. Some of these limitations are:

•	Adjusted income from operations and adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•	Adjusted income from operations and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted income from operations and adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
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

Our network of agents and owner-operators is located throughout the United States and in the Canadian provinces of Ontario and Quebec, and we operate, manage or provide services at 105 logistics locations in the United States, Mexico, Canada and Colombia. Seventeen of our value-added service operations are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production processes. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. To support our asset-light business model, we generally try to coordinate the length of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. Our owner-operators provided us with approximately 3,000 tractors and 1,675 trailers.  We own approximately 900 tractors, 4,600 trailers, 950 chassis and 800 containers.  Our agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue or gross profit they generate for us and who bring an entrepreneurial spirit to our business.  Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation companies.

We employ 5,108 people in the United States, Mexico, Canada, and Colombia, including 2,166 employees subject to collective bargaining agreements. We also engaged contract staffing vendors to supply an average of 1,606 additional personnel on a full-time-equivalent basis.

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

We believe that our flexible business model also offers us substantial opportunities to grow through a mixture of organic growth and acquisitions. We intend to continue our organic growth by recruiting new agents and owner-operators, expanding into new industry verticals and targeting further penetration of our key customers. We believe our integrated suite of transportation and logistics services, our network of facilities in the United States, Mexico, Canada, and Colombia, our long-term customer relationships and our reputation for operational excellence will allow us to capitalize on these growth opportunities.  We also expect to continue to make strategic acquisitions of companies that complement our asset light business model, as well as companies that derive a portion of their revenues from asset based operations.

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

Factors Affecting Our Expenses

Purchased transportation and equipment rent. Purchased transportation and equipment rent represents the amounts we pay to our owner-operators or other third party equipment providers to haul freight and, to the extent required to deliver certain logistics services, the cost of equipment leased under short-term contracts from third parties.  The amount of the purchased transportation we pay to our owner-operators is primarily based on a contractually agreed-upon percentage of our revenue for each load hauled, net of any rental income we receive by leasing our trailers to owner-operators. The expense also includes the amount of fuel surcharges, where separately identifiable, that we receive from our customers and pass through to our owner-operators. Our strategy is to maintain a highly flexible business model that employs a cost structure that is mostly variable in nature. As a result, purchased transportation and equipment rent is the largest component of our costs and increases or decreases proportionately with changes in the amount of revenue generated by our owner-operators and other third party providers and with the production volumes of our customers.  We recognize purchased transportation and equipment rent as the services are provided.

Direct personnel and related benefits. Direct personnel and related benefits include the salaries, wages and fringe benefits of our employees, as well as costs related to contract labor utilized in operating activities.  These costs are a significant component of our cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. As of December 31, 2015, approximately 26% of our employees in the United States, Canada and Colombia, and 95% of our employees in Mexico were subject to collective bargaining agreements. Any changes in union agreements will affect our personnel and related benefits cost. The operations in the United States, Mexico and Canada that are subject to collective bargaining agreements have separate, individualized agreements with several different unions that represent employees in these operations. While there are some facilities with multiple unions, each collective bargaining agreement with each union covers a single facility for that union. Such agreements have expiration dates that are generally independent of other collective bargaining agreements and include economics and operating terms tailored to the specific operational requirements of a customer. Our operation in Mexico provides competitive compensation within the Mexican statutory framework for managerial and supervisory personnel.

Commission expense. Commission expense represents the amount we pay our agents for generating shipments on our behalf. The commissions we pay to our agents are generally established through informal oral agreements and are based on a percentage of revenue or gross profit generated by each load hauled. Traditionally, commission expense increases or decreases in proportion to the revenues generated through our agents. We recognize commission expense at the time we recognize the associated revenue.

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

Insurance and claims. Insurance and claims expense represents our insurance premiums and the accruals we make for claims within our self-insured retention amounts. Our insurance premiums are generally calculated based on a mixture of a percentage of line-haul revenue and the size of our fleet. Our accruals have primarily related to cargo and property damage claims. We may also make accruals for personal injuries and property damage to third parties, physical damage to our equipment, general liability and workers' compensation claims if we experience a claim in excess of our insurance coverage. To reduce our exposure to non-trucking use liability claims (claims incurred while the vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), we require our owner-operators to maintain non-trucking use liability coverage, which we refer to as deadhead bobtail coverage, of $2.0 million per occurrence. Our exposure to liability associated with accidents incurred by other third party providers who haul freight on our behalf is reduced by various factors including the extent to which they maintain their own insurance coverage. Our insurance expense varies primarily based upon the frequency and severity of our accident experience, insurance rates, our coverage limits and our self-insured retention amounts.

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

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services.  Our intermodal services and transportation services associated with individual freight shipments coordinated by our agents and company-managed terminals are aggregated into our reportable transportation segment, while our value-added services and transportation services to specific customers on a dedicated basis make up our logistics segment.  The following table sets forth operating revenues resulting from each of these service categories for the years ended December 31, 2015, 2014 and 2013, presented as a percentage of total operating revenues:

	Years ended December 31,
	2015	2014	2013
Operating revenues:
Transportation services	61.6%	64.6%	68.4%
Value-added services	25.3	23.9	18.9
Intermodal services	13.1	11.6	12.7
Total operating revenues	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, presented as a percentage of operating revenues:

	Years ended December 31,
	2015	2014	2013
Operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	50.3	51.6	54.2
Direct personnel and related benefits	19.5	17.5	17.3
Commission expense	3.4	3.7	3.8
Operating expenses (exclusive of items shown separately)	9.6	9.8	7.7
Occupancy expense	2.4	2.1	1.9
Selling, general, and administrative	3.3	3.5	3.2
Insurance and claims	1.9	2.2	1.9
Depreciation and amortization	3.1	2.8	1.9
Total operating expenses	93.5	93.2	91.8
Income from operations	6.5	6.8	8.2
Interest and other non-operating income (expense), net	(0.7)	(0.7)	(0.4)
Income before provision for income taxes	5.8	6.1	7.8
Provision for income taxes	2.3	2.3	2.9
Net income	3.5%	3.8%	4.9%

2015 Compared to 2014

Operating revenues. Operating revenues for 2015 decreased by $62.7 million, or 5.3%, to $1.129 billion from $1.192 billion for 2014. Included in operating revenues are fuel surcharges, where separately identifiable, of $75.7 million for 2015, which compares to $119.7 million for 2014.  Revenues from our transportation segment decreased $57.2 million, or 7.3%, while income from operations decreased $6.2 million, or 17.9% compared to the same period last year.  In our logistics segment, revenues decreased $5.7 million, or 1.4%, over the same period last year, and income from operations decreased $7.0 million, or 13.8%, to $43.8 million. Overall, operating revenues declined due to several factors including a decline in fuel surcharges, a slowdown in key markets including steel and metals and energy, and harsh weather conditions experienced in first quarter of 2015.  Operating margins in our transportation segment decreased slightly to 4.0% from 4.5% during the same period last year, and our dedicated transportation business, while improving, continued to negatively impact our logistics segment where operating margins fell from 12.3% in the prior year compared to 10.8% during the same period this year.

The decrease in consolidated operating revenues is primarily the result of a decrease in our transportation services of $73.2 million.  These decreases were partially offset by an increase in our intermodal services of $9.7 million and a modest increase in our value-added operations of $0.8 million.  Overall, declines in fuel surcharges contributed $44.0 million of the decrease in our consolidated operating revenues. The decrease in transportation services revenues was primarily the result of decreases in pricing and in the number of loads hauled.  For 2015, our operating revenue per loaded mile, excluding fuel surcharges, decreased to $2.47 from $2.61 for 2014, and the number of loads hauled declined 6.3% to approximately 603,000 during 2015 from approximately 643,000 in the same period last year.

Value-added services revenue increased to $285.3 million during 2015, which compares to $284.5 million during the same period last year.  At December 31, 2015, we provided value-added services at 49 locations compared to 45 at December 31, 2014.  The year-over-year decrease in revenue was primarily due to the change in the mix of business at our current operating locations, which was partially offset by new operations launched late in the year.

Revenues from our intermodal services operation increased due to increases in operating revenues per loaded mile and in the number of loads hauled. Operating revenue per loaded mile, excluding fuel surcharges, for 2015 increased to $4.62 from $4.35 for 2014, and the number of loads hauled increased to approximately 329,000 for 2015, compared to approximately 309,000 during the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2015 decreased by $47.7 million, or 7.8%, to $567.6 million from $615.3 million for 2014. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services.  Combined, transportation and intermodal service revenues decreased 7.0% to $843.5 million for 2015 compared to $907.0 million for 2014.  As a percentage of operating revenues, purchased transportation and equipment rent decreased to 50.3% for 2015 from 51.6% for 2014.  This decrease is primarily due to a decrease in transportation service revenues, which typically operate with higher purchased transportation and equipment rental costs, and declines in fuel surcharge revenues, which are typically passed on to our owner-operators.  For 2015, transportation services accounted for 61.6% of total operating revenues compared to 64.6% for same period last year.

Direct personnel and related benefits. Direct personnel and related benefit costs for 2015 increased by $12.2 million, or 5.9%, to $220.7 million compared to $208.5 million for 2014. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. As a percentage of operating revenues, personnel and related benefits expenses increased to 19.5% for 2015, compared to 17.5% for 2014. The percentage is derived on an aggregate basis from both existing and new programs and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total operating revenues are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services. As a percentage of total operating revenues, value-added services totaled 25.3% in 2015 compared to 23.9% in 2014. We employed an average of 4,397 people in the United States, Mexico, Canada and Colombia in 2015 compared to 4,219 during 2014. We also engaged, on average, the full-time equivalency of 1,606 people on a contract basis compared to 1,528 in 2014.

Commission expense. Commission expense for 2015 decreased by $6.1 million, or 13.9%, to $37.8 million from $43.9 million for 2014. The absolute decrease was primarily due to the decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.4% for 2015 compared to 3.7% for 2014. As a percentage of operating revenues, the decrease in commission expense is due to a shift in the mix of revenues generated by company-managed locations and in value-added services where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) decreased $8.1 million, or 6.9%, to $108.5 million for 2015, compared to $116.6 million for 2014. As a percentage of operating revenues, operating expenses (exclusive of items shown separately) decreased to 9.6% for 2015 from 9.8% for 2014. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The decrease in operating expenses (exclusive of items shown separately) was primarily due to decreases in fuel expense on company-owned equipment of $9.4 million and $1.3 million in repair and maintenance expense.  These decreases were partially offset by increases of $0.7 million in licensing and permit costs, $1.3 million in other operating expenses and $0.6 million in highway use and fuel taxes.

Occupancy expense. Occupancy expense for 2015 increased by $1.9 million, or 7.6%, to $27.0 million from $25.1 million for 2014.  As a percentage of operating revenues, occupancy expense increased to 2.4% for 2015 compared to 2.1% for 2014.  The absolute increase was primarily attributable to the increase in the number of company-leased value added service facilities. At December 31, 2015, we leased 32 value-added service locations compared to 30 at December 31, 2014.

Selling, general and administrative. Selling, general and administrative expense for 2015 decreased by $4.7 million, or 11.1%, to $37.5 million from $42.2 million for 2014. As a percentage of operating revenues, selling, general and administrative expense decreased to 3.3% for 2015 compared to 3.5% for 2014.  The absolute decrease was primarily due to a decrease in salaries, wage and benefits costs of $3.5 million, which is the largest component of selling, general and administrative expense. Additional decreases include $3.6 million decrease in other selling, general and administrative costs and a $0.5 million decrease in bad debt expense. These decreases were partially offset by an increase in professional services of $2.9 million. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.  The overall decrease in selling, general and administrative costs also impacted our reportable segments, where the rate of allocated charges from the parent company was higher than the actual spend, thus resulting in a favorable impact on income from operations not directly attributable to our transportation segment or our logistics segment.

Insurance and claims. Insurance and claims expense for 2015 decreased by $4.6 million, or 17.7%, to $21.4 million from $26.0 million for 2014. As a percentage of operating revenues, insurance and claims decreased to 1.9% for 2015 compared to 2.2% for 2014. The absolute decrease was primarily the result of decreases in our cargo and service claims expense of $2.4 million and in our auto liability insurance premiums and claims expense of $2.1 million.

Depreciation and amortization. Depreciation and amortization expense for 2015 increased by $1.8 million, or 5.4%, to $34.9 million from $33.1 million for 2014. The absolute increase is primarily the result of increases in capital investments throughout 2014 compared to historic trends. These increases were partially offset by decreases in certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $9.2 million for 2015 compared to $8.2 million for 2014.  At December 31, 2015, we had outstanding borrowings totaling $234.9 million compared to $235.3 million outstanding at December 31, 2014.  In connection with our December 2015 debt refinance, approximately $1.3 million of capitalized financing costs were included as additional interest expense.

Other non-operating income. Other non-operating income was $0.8 million for 2015 compared to $0.4 million for 2014. Included in other non-operating income were $0.3 million of gains on the sale of marketable securities, which were partially offset by realized losses from other-than-temporary impairments of marketable securities totaling $0.2 million.

Provision for income taxes. Provision for income taxes for 2015 was $25.0 million compared to $27.7 million for 2014, based on effective tax rates of 38.5% and 37.9%, respectively.

2014 Compared to 2013

Operating revenues. Operating revenues for 2014 increased by $158.0 million, or 15.3%, to $1.192 billion from $1.034 billion for 2013. Included in operating revenues are fuel surcharges, where separately identifiable, of $119.7 million for 2014, which compares to $118.6 million for 2013.  Revenues from our transportation segment increased $73.0 million, or 10.4%, and income from operations increased $6.4 million, or 22.4% compared to the same period last year.  In our logistics segment, revenues increased $85.0 million, or 26.0%, over the same period last year, and included $103.1 million of revenues from our December 2013 acquisition of Westport.  Income from operations in our logistics segment decreased $7.8 million, or 13.3%, to $58.7 million compared to the same period last year, and also included the results of Westport, which contributed approximately $14.6 million to income from operations. Year-to-

date operating margins continue to reflect the negative impact of the harsh weather conditions we experienced during the first quarter of 2014, as well as the price and cost challenges associated with our two largest dedicated transportation customers.

The increase in consolidated operating revenues was primarily the result of a $62.3 million increase in our transportation services and $103.1 million of acquisition revenue from Westport in our value-added service operations.  These increases were partially offset by a decrease of $18.2 million in our existing value-added service business. The increase in transportation services was the result of both higher load volumes and improved operating revenues per loaded mile.  The number of loads from our transportation operations increased to 643,000 in 2014 compared to 619,000 in 2013.  Our operating revenue per loaded mile, excluding fuel surcharges increased to $2.61 from $2.39 for 2013.

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

Direct personnel and related benefits. Direct personnel and related benefits expenses for 2014 increased by $30.1 million, or 16.9%, to $208.5 million compared to $178.4 million for 2013. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase with the level of demand for our value-added services and staffing needs of our operations.  The increase in direct personnel and related benefits expense was primarily due to the operations of Westport, which accounted for $30.9 million of the expense.  As a percentage of operating revenues, personnel and related benefits expenses increased to 17.5% for 2015, compared to 17.3% for 2014. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services. The loss of productivity and additional labor and overtime needs to meet customer service obligations during the harsh winter experienced in the first quarter of 2014, and the lower productivity during the start-up phase of a dedicated transportation contract awarded in the second quarter 2014 both negatively impacted the year-to-date results.

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

Operating expenses (exclusive of items shown separately). Operating expenses (exclusive of items shown separately) increased by $37.3 million, or 47.0%, to $116.6 million for 2014, compared to $79.3 million for 2013. As a percentage of operating revenues, operating expenses (exclusive of items shown separately) increased to 9.8% for 2014 from 7.7% for 2013. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The increase was primarily due to the operations of Westport, which totaled $34.1 million in operating expenses (exclusive of items shown separately).  Additional increases include increased fuel expenses on company owned tractors of $2.1 million and repair and maintenance expense of $2.4 million.

Occupancy expense. Occupancy expense for 2014 increased by $5.1 million, or 25.5%, to $25.1 million from $20.0 million for 2013.  As a percentage of operating revenue, occupancy expense increased to 2.1% for 2014 compared to 1.9% for the same period last year.

The absolute increase in occupancy expense is primarily attributable to the operations of Westport, which contributed approximately $5.8 million in additional building rents and related costs during the period.

Selling, general and administrative. Selling, general and administrative expense for 2014 increased by $9.2 million, or 27.9%, to $42.2 million from $33.0 million for 2013. As a percentage of operating revenues, selling, general and administrative expense increased to 3.5% for 2014 compared to 3.2% for 2013.  The largest component of selling, general and administrative expense, salaries, wages and related benefits, increased $7.6 million, including $2.6 million attributable to Westport, $0.7 million of additional bonus expense, and an additional $0.9 million of stock-based compensation expense due to accelerated vesting of executive officers upon retirement.  Also included in selling, general and administrative expense is $2.0 million charge for an uncollectible account related to a customer in the oil exploration industry.  Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

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

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations, our availability to borrow under our $120 million revolving credit facility with PNC Bank, our $20 million revolving credit facility with Comerica Bank, on margin against our marketable securities held at UBS, from installment notes, and proceeds from the sales of marketable securities. Additionally, our $120 million revolving credit facility includes an accordion feature which would allow us to increase availability by up to $30 million upon our request.  Beginning in December 2015, we use secured asset lending to fund a substantial portion of purchases of tractors, trailers and selected warehouse equipment.

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

In 2015, our capital expenditures totaled $26.3 million, however, at December 31, 2015, we had outstanding equipment purchase obligations of approximately $24.4 million. Our 2015 capital expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. In 2016, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of 5% to 6% of operating revenues. The anticipated amount is somewhat higher than our historical trends.  We expect to make these capital expenditures for the acquisition of transportation equipment to support our more dynamic approach to fleet management, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock.  We paid $0.28 per common share, or $8.2 million, during the year ended December 31, 2015.  On February 25, 2016, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on March 7, 2016 and is expected to be paid on March 17, 2016.  Declaration of future cash dividends are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

On December 23, 2015, Universal and certain of its U.S. wholly-owned subsidiaries entered into a combination of secured and unsecured loans with certain lenders.  The loans consisted of a $120 million revolving credit facility with PNC Bank (the “PNC Facility”), five equipment promissory notes with Key Equipment Finance totaling $83.6 million (the “Key Equipment Notes”), a $60 million revolving credit and term loan agreement with Comerica Bank (the “Comerica Facility”), and a $40 million unsecured term loan with Flagstar Bank (the “Flagstar Loan”).  Upon closing, the Company and subsidiaries involved borrowed approximately $234.9 million to pay off existing indebtedness, and terminate its previous Revolving Credit and Term Loan Agreement with Comerica Bank, and to pay fees and expenses associated with the new credit agreements.

Borrowings under the PNC Facility may be made by certain U.S. subsidiary borrowers until, and mature on, December 23, 2020.  Outstanding borrowings bear interest at LIBOR or a base rate, plus an applicable margin for each.  The applicable margin fluctuates based on the borrowing subsidiaries’ quarterly average excess availability, as defined in the PNC Facility.  Upon request, the PNC Facility may be increased by up to $30 million and provides for up to $3 million in letters of credit.  As security for all indebtedness pursuant to the PNC facility, PNC Bank was granted a first priority perfected security interest in cash, deposits and accounts receivable of the borrowing subsidiaries and selected other assets. The credit facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event, as defined in the PNC Facility. The PNC Facility also includes customary mandatory prepayments provisions. At December 31, 2015, our $59.6 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $93.7 million. We did not have any letters of credit issued against the credit facility and $24.8 million was available for borrowing.

The Key Equipment Notes refinanced a substantial portion of our transportation equipment by one of our wholly-owned subsidiaries.  As security for all indebtedness pursuant to the Key Equipment Notes, Key Equipment Finance was granted liens on selected titled vehicles.  Additionally, the obligations under the Key Equipment Notes are guaranteed by certain wholly-owned operating subsidiaries of the Company in connection with each such subsidiary’s lease of equipment. The Key Equipment Notes also include financial covenants requiring the borrowing subsidiary to maintain a ratio of operating cash flow to fixed charges of not less than 1.1:1, as defined in the agreement. At December 31, 2015, the outstanding balance on the Key Equipment Notes totaled $83.6 million. The Key Equipment Notes are payable in 60 monthly installments and bear interest at a fixed rate of 3.75%.

The Comerica Facility provides for aggregate borrowing facilities of up to $60 million to our Westport Axle Corporation subsidiary.  The Comerica Facility consists of a $40 million term loan and a $20 million revolver. Additionally, the Comerica Facility provides for up to $2 million in letters of credit.  Borrowings under the term loan were advanced on December 23, 2015 and mature on December 23, 2020. The term loan must be repaid in 20 equal quarterly installments of $1.5 million over five years beginning March 1, 2016, with any remaining balance due at maturity. Borrowings under the revolving credit facility may be made until, and mature on, December 23, 2020.  Borrowings under the Comerica Facility bear interest at LIBOR or a base rate, plus an applicable margin for each. The applicable margin fluctuates based on Westport’s total debt to EBITDA ratio, as defined in the Comerica Facility.

The Comerica Facility requires us to repay the borrowings as follows: 50% (which percentage shall be reduced to 0% subject to Westport attaining a certain leverage ratio) of Westport’s annual excess cash flow, as defined; 100% of the net cash proceeds if we sell Westport’s machining division; 50% of net proceeds from certain equity issuances; 100% of proceeds from the issuance of certain indebtedness; and 100% of net proceeds from the sale of certain assets, insurance and condemnation proceeds.

As security for all indebtedness under the Comerica Facility, Westport granted a first perfected security interest on all of its tangible and intangible property and in assets acquired in the future.  The Company also pledged 100% of its equity interest in Westport.  The Comerica Facility also contains a “springing” guaranty requiring the Company to guarantee the indebtedness under certain events, as defined in the Comerica Facility. The Comerica Facility includes financial covenants requiring Westport to maintain a minimum fixed charge coverage ratio, minimum quarterly EBITDA amounts, as defined in the credit agreement, and a maximum debt to EBITDA ratio, as well as customary affirmative and negative covenants and events of default.  At December 31, 2015, there were no letters of credit issued under the Comerica Facility, and the outstanding balance was $51.8 million.  At December 31, 2015, our $11.8 million revolver advance was secured by, among other assets, net eligible accounts receivable and inventory totaling $17.6 million and $7.1 million, respectively. At December 31, 2015, availability, as defined in the Comerica Facility, was $6.8 million.

Proceeds of the $40 million Flagstar Loan were advanced on December 23, 2015, and the outstanding principal balance is due on or before July 15, 2016. Borrowings under the Flagstar Loan bear interest at LIBOR, plus 3.5%, and interest on the unpaid balance is payable monthly commencing on February 1, 2016. The Company may voluntarily repay the loan in whole or in part at any time, subject to certain customary breakage costs. The loan agreement provides for a conversion option whereby Flagstar Bank has committed to refinance the unsecured term loan with up to $40 million of secured real estate term notes with a wholly-owned subsidiary of the Company.  Each real estate term note will be secured by a first mortgage on a particular parcel of real estate and improvements included in the collateral pool, as defined in the Flagstar Loan. Refinancing under the secured real estate term notes is subject to, among other things, the satisfaction of all conditions at conversion including satisfactory receipt and review of appraisals, environmental and title work, and insurance policies with respect to the assets in the collateral pool.  At December 31, 2015, the $40 million Flagstar Loan was fully drawn.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit.  The line of credit bears an interest rate equal to LIBOR plus 1.10%, and interest is adjusted and billed monthly.  No principal payments are due on the borrowing; however, the line of credit is callable at any time.  The amount available under the line of credit is based on a percentage of the market value of the underlying securities.  If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit.  As of December 31, 2015 the Company did not have any amounts outstanding under the line of credit, and the maximum available borrowings against the line of credit were $7.4 million.

Discussion of Cash Flows

At December 31, 2015, we had cash and cash equivalents of $12.9 million compared to $8.0 million at December 31, 2014.  Net cash provided by operating activities was $78.3 million, while we used $26.2 million in investing activities and $46.2 million in financing activities.

The $78.3 million in net cash provided by operations was primarily attributed to $40.0 million of net income which reflects non-cash depreciation and amortization, losses on the sales property and equipment, amortization and write-off of debt issuance costs, stock-based compensation, gains on the sales of marketable securities, other-than-temporary impairments of marketable securities, provisions for doubtful accounts and a change in deferred income taxes totaling $40.9 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $2.6 million.   The increase in the working capital position is primarily the result of a decrease in accounts payable, accrued expenses and other current liabilities, and insurance and claims accruals.  This was partially offset by decreases in accounts receivable and in prepaid expenses and other assets.  Also included in the change in working capital were affiliate transactions consisting of an increase in receivable from affiliates of $0.4 million and an increase in accounts payable to affiliates of $0.5 million.

The $26.2 million in net cash used in investing activities consisted of $26.3 million of capital expenditures and $1.2 million for the purchases of marketable securities.  These uses were partially offset by $0.8 million in proceeds from the sale of property and equipment and $0.4 million in proceeds from the sale of marketable securities.

Net cash used in financing activities totaled $46.2 million.  As of December 31, 2015, we had outstanding borrowings totaling $234.9 million compared to $235.3 million at December 31, 2014.  We paid $34.4 million for purchases of common stock through a “Dutch auction” tender offer, cash dividends of $8.2 million, $1.0 million in capital lease obligations, $1.5 million in capitalized financing costs and $0.7 million for repurchases of common stock upon exercising our right of first refusal pursuant to a restricted stock bonus awards.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt (1)	243,292	64,525	48,716	130,051	—
Capital lease obligations	2,100	989	1,111	—	—
Operating lease obligations (2)	72,117	20,089	26,023	10,502	15,503
Purchase obligations (3)	24,404	24,404	—	—	—
Total	$341,913	$110,007	$75,850	$140,553	$15,503

(1)	Includes interest on our fixed rate Key Equipment Notes. Interest on variable rate debt is not included.
(2)	Certain operating lease obligations in a currency other than the U.S. dollar will be affected by the exchange rate in effect at the time each cash payment is made.
(3)

Includes purchase obligations for the acquisition of transportation equipment expected to be delivered in 2016, as well as equipment purchases to support new and existing value-added service operations in the U.S. and in San Luis Potosí, Mexico.

At December 31, 2015, the total amount of gross unrecognized tax benefits was $0.3 million. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities.  At December 31, 2015, the Company has insurance and claims liabilities of $21.9 million, of which $11.5 million are covered by insurance. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements on these liabilities.

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

Critical accounting policies are those that are both (1) important to the portrayal of our financial condition and results of operations and (2) require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increase, those judgments become even more subjective and complex. In order to provide an understanding about how our management forms its judgments about future events, including the variables and assumptions underlying the estimates, and the sensitivity of those judgments to different circumstances, we have identified our critical accounting policies below.

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

Allowance for Uncollectible Receivables

The allowance for potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. Management continuously monitors these factors to arrive at the estimate of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators. All other balances are reviewed on a pooled basis. This analysis requires us to make significant estimates. Changes in the facts and circumstances that these estimates are based upon and changes in the general economic environment could result in a material change to the allowance for uncollectible receivables. These changes include, but are not limited to, deterioration of customers' financial position, changes in our relationships with our customers, agents and owner-operators and unforeseen issues relating to individual receivables.

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

We establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims.  The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors  based  upon  industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. As of December 31, 2015, we did not have any reserves for workers' compensation or general liability claims.  If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

Valuation of Long-Lived Asset, including Goodwill and Intangible Assets

We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment during the third quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a two-step quantitative goodwill impairment test. If the Company chooses that option, we would not be required to perform Step 1 of the test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we must then then proceed with Step 1 of the two-step impairment test. In the two-step quantitative goodwill test, the Company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. During the third quarter of 2015, we completed our goodwill impairment testing by performing a quantitative assessment. Based on the results of this test, no impairment loss was recognized.

We evaluate the carrying value of long-lived assets, other than goodwill, for impairment by analyzing the operating performance and anticipated future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Our projection of future cash flows, the level of actual cash flows, the methods of estimation used for determining fair values and salvage values can impact impairment. Any changes in management's judgments could result in greater or lesser annual depreciation and amortization expense or impairment charges in the future. Depreciation and amortization of long-lived assets is calculated using the straight-line method over the estimated useful lives of the assets.

Other-than-temporary Impairments

Periodically, we review all available-for-sale securities for other-than-temporary impairment. An impairment that is an other-than-temporary impairment is a decline in the fair value of a security below its cost basis attributable to factors that indicate the cost basis in the security may not be recoverable in the near term. The determination of an other-than-temporary impairment is a subjective process, and requires judgment and assumptions that could affect the timing of loss realization. We consider several factors including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities for a sufficient period of time to allow for a recovery.  If, in our judgment, the impairment is determined to be other-than-temporary, the cost basis of the security is written down to the then-current market value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. Gross unrealized holding losses of $1.1 million as of December 31, 2015 have not been recognized in earnings as these impairments in value were judged to be temporary.  We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

Recently Issued Accounting Pronouncements Not Currently Effective

See Item 8: Note 1(w) to the Consolidated Financial Statements for discussion of new accounting pronouncements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under credit agreements with PNC Bank, Comerica Bank, and Flagstar Bank, as well as our secured line of credit with UBS, all of which incur interest at floating rates. Borrowings under the credit agreements with each of the banks bear interest at LIBOR or a base rate, plus an applicable margin for each.  Our secured line of credit with UBS bears interest at a floating rate equal to LIBOR plus 1.10%.  As of December 31, 2015, we had total variable interest rate borrowings of $151.3 million.  Assuming variable rate debt levels remain at $151.3 million for a full year, a 100 basis point increase in interest rates on our variable rate debt would increase interest expense approximately $1.5 million annually.

With respect to the Comerica Facility, no later than 90 days after closing we must execute and deliver a Rate Management Agreement (or other interest rate swap agreements), as defined in the Comerica Facility, based on a notional amount of not less than $12.0 million and a duration of two years.

Included in cash and cash equivalents is approximately $96,000 in short-term investment grade instruments.  The interest rates on these instruments are adjusted to market rates at least monthly.  In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Included in operating revenues are fuel surcharges, where separately identifiable, of $75.7 million in 2015 compared to $119.7 million in 2014.

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

Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income.  Gross unrealized holding losses of $1.1 million as of December 31, 2015 have not been recognized in earnings as these impairments in value were judged to be temporary.  We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary. See Item 8, Note 1(e) to the Consolidated Financial Statements.

As of December 31, 2015, the fair value of equity securities was $13.4 million compared to $14.3 million at December 31, 2014.  The decrease during 2015 represents net realized and unrealized holding losses of $1.9 million and proceeds from sales of securities totaling $0.4 million and a related $0.3 million in realized gains, which was partially offset by purchases totaling $1.2 million.  A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.3 million.

Foreign Exchange Risk

For the year ended December 31, 2015, 3.6% of our revenues were derived from services provided outside the United States, principally in Mexico, Canada and Colombia. Exposure to market risk for changes in foreign currency exchange rates relates primarily to selling services and incurring costs in currencies other than the local currency and to the carrying value of net investments in foreign subsidiaries. As a result, we are exposed to foreign currency exchange rate risk due primarily due to translation of the accounts of our Mexican, Canadian and Colombian operations from their local currencies into U.S. dollars and also to the extent we engage in cross-border transactions. The majority of our exposure to fluctuations in the Mexican peso, Canadian dollar, and Colombian peso is naturally hedged, since a substantial portion of our revenues and operating costs are denominated in each country’s local currency. Historically, we have not entered into financial instruments for trading or speculative purposes. Short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized by ongoing settlement of intercompany trading obligations.

The net investments in our Mexican, Canadian and Colombian operations are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in our statement of shareholders’ equity. Adjustments from the translation of the net investment in these operations decreased equity by approximately $2.3 million for the year ended December 31, 2015.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Universal Truckload Services, Inc.

Warren, Michigan

We have audited the accompanying consolidated balance sheets of Universal Truckload Services, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Truckload Services, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Truckload Service, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

March 15, 2016

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands, except share data)

Assets	2015	2014
Current assets:
Cash and cash equivalents	$12,930	$8,001
Marketable securities	13,431	14,309
Accounts receivable – net of allowance for doubtful accounts of $5,173 and $5,207, respectively	141,275	151,107
Other receivables	15,422	13,856
Due from affiliates	1,924	1,562
Prepaid income taxes	—	2,719
Prepaid expenses and other	18,122	19,340
Deferred income taxes	6,427	5,386
Total current assets	209,531	216,280
Property and equipment, net	177,189	178,069
Goodwill	74,484	74,484
Intangible assets – net of accumulated amortization of $43,495 and $34,340, respectively	44,665	53,820
Other assets	5,129	6,361
Total assets	$510,998	$529,014
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,347	$57,448
Due to affiliates	3,413	2,896
Accrued expenses and other current liabilities	18,989	22,341
Insurance and claims	21,906	20,704
Income taxes payable	1,045	—
Current maturities of capital lease obligations	916	1,051
Current portion of long-term debt	61,488	9,593
Total current liabilities	154,104	114,033
Long-term liabilities:
Long-term debt	173,425	225,705
Capital lease obligations, net of current maturities	1,065	1,980
Deferred income taxes	46,840	45,883
Other long-term liabilities	4,483	4,252
Total long-term liabilities	225,813	277,820
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,884,727 and 30,856,506 shares issued; 28,398,900 and 29,997,784 shares outstanding, respectively	30,885	30,857
Paid-in capital	2,914	2,448
Treasury stock, at cost; 2,485,827 and 858,722 shares, respectively	(50,018)	(14,953)
Retained earnings	149,743	117,913
Accumulated other comprehensive income:
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,015 and $1,642, respectively	1,801	2,888
Foreign currency translation adjustments	(4,244)	(1,992)
Total shareholders’ equity	131,081	137,161
Total liabilities and shareholders’ equity	$510,998	$529,014

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Income

Years ended December 31, 2015, 2014 and 2013

(In thousands, except per share data)

	2015	2014	2013
Operating revenues:
Transportation services, including related party amounts of $400, $138 and $195, respectively	$696,134	$769,308	$706,998
Value-added services	285,258	284,496	195,086
Intermodal services, including related party amounts of $0, $170 and $9,605, respectively	147,381	137,717	131,408
Total operating revenues	1,128,773	1,191,521	1,033,492
Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $3,347, $930 and $311, respectively	567,558	615,327	560,024
Direct personnel and related benefits, including related party amounts of $23,792, $16,623 and $14,398, respectively	220,653	208,505	178,441
Commission expense	37,844	43,922	39,248
Operating expenses (exclusive of items shown separately), including related party amounts of $1,983, $1,233 and $1,590, respectively	108,523	116,611	79,263
Occupancy expense, including related party amounts of $13,174, $10,472 and $11,352, respectively	27,004	25,063	20,049
Selling, general, and administrative, including related party amounts of $6,418, $3,736 and $3,617, respectively	37,510	42,214	33,046
Insurance and claims, including related party amounts of $17,360, $18,102 and $16,949, respectively	21,413	25,991	19,242
Depreciation and amortization	34,873	33,053	19,686
Total operating expenses	1,055,378	1,110,686	948,999
Income from operations	73,395	80,835	84,493
Interest income	55	46	130
Interest expense	(9,235)	(8,229)	(4,166)
Other non-operating income	790	447	459
Income before provision for income taxes	65,005	73,099	80,916
Provision for income taxes	25,004	27,729	30,344
Net income	$40,001	$45,370	$50,572
Earnings per common share:
Basic	$1.37	$1.51	$1.68
Diluted	$1.37	$1.51	$1.68
Weighted average number of common shares outstanding:
Basic	29,233	30,013	30,064
Diluted	29,235	30,044	30,160
Dividends declared per common share	$0.28	$0.28	$0.14

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2015, 2014 and 2013

(In thousands, except per share data)

	2015	2014	2013
Net Income	$40,001	$45,370	$50,572
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments arising during the period, net of income taxes	(1,015)	412	1,546
Realized gains on available-for-sale investments reclassified into income, net of income taxes	(72)	—	(68)
Foreign currency translation adjustments	(2,252)	(1,631)	(227)
Total other comprehensive income (loss)	(3,339)	(1,219)	1,251
Total comprehensive income	$36,662	$44,151	$51,823

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$40,001	$45,370	$50,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,873	33,053	19,686
Gain on sale of marketable equity securities	(347)	—	(107)
Other-than-temporary impairment of marketable securities	230	—	—
Loss (gain) on disposal of property and equipment	239	233	(117)
Amortization of debt issuance costs	648	693	—
Write-off of debt issuance costs	1,272	—	—
Stock-based compensation	494	1,485	585
Provision for doubtful accounts	3,004	3,504	1,515
Deferred income taxes	478	1,433	2,495
Change in assets and liabilities:
Trade and other accounts receivable	4,424	(19,857)	767
Prepaid income taxes, prepaid expenses and other assets	4,347	984	(3,594)
Accounts payable, accrued expenses, insurance and claims and other current liabilities	(11,695)	13,027	(15,152)
Due to/from affiliates, net	83	(1)	837
Other long-term liabilities	253	(532)	103
Net cash provided by operating activities	78,304	79,392	57,590
Cash flows from investing activities:
Capital expenditures	(26,257)	(59,784)	(17,035)
Proceeds from the sale of property and equipment	816	1,326	1,790
Purchases of marketable securities	(1,159)	(2,063)	(24)
Proceeds from sale of marketable securities	441	—	520
Acquisitions of businesses	—	(2,648)	(121,057)
Net cash used in investing activities	(26,159)	(63,169)	(135,806)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	172,758	134,228	48,218
Repayments of debt - revolving debt	(161,293)	(134,358)	(52,218)
Proceeds from borrowing - term debt	80,000	2,500	95,500
Repayments of debt - term debt	(120,000)	(4,572)	—
Repayments of debt - equipment facility	(55,428)	—	—
Proceeds from borrowing - equipment notes	83,578	—	—
Proceeds from borrowing - UBS facility	—	791	—
Repayments of debt - UBS facility	—	(791)	—
Dividends paid	(8,171)	(8,409)	(4,209)
Payment of capital lease obligations	(1,050)	(1,349)	(42)
Purchases of treasury stock	(35,065)	(5,631)	(6)
Payment of earnout obligations related to acquisitions	—	—	(24)
Capitalized financing costs	(1,499)	—	(1,230)
Net cash (used in) provided by financing activities	(46,170)	(17,591)	85,989
Effect of exchange rate changes on cash and cash equivalents	(1,046)	(854)	(104)
Net increase (decrease) in cash	4,929	(2,222)	7,669
Cash and cash equivalents – January 1	8,001	10,223	2,554
Cash and cash equivalents – December 31	$12,930	$8,001	$10,223

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Cash Flows - Continued

Years ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Supplemental cash flow information:
Cash paid for interest	$7,649	$7,379	$3,595
Cash paid for income taxes	$21,541	$20,833	$31,236
Acquisition of businesses:
Fair value of assets acquired, net of cash	$—	$1,270	$156,741
Liabilities assumed	—	—	(33,738)
Fair value of acquisition obligations	—	—	(2,196)
Payment of acquisition obligations	—	1,378	250
Net cash paid for acquisition of businesses	$—	$2,648	$121,057

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2015, 2014 and 2013

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances – December 31, 2012	$30,685	$550	$(9,316)	$34,589	$864	$57,372
Net income	—	—	—	50,572	—	50,572
Comprehensive income	—	—	—	—	1,251	1,251
Dividends paid ($0.14 per share)	—	—	—	(4,209)	—	(4,209)
Issuance of common stock	25	(25)	—	—	—	—
Stock based compensation	36	549	—	—	—	585
Purchases of treasury stock	—	—	(6)	—	—	(6)
Balances – December 31, 2013	$30,746	$1,074	$(9,322)	$80,952	$2,115	$105,565
Net income	—	—	—	45,370	—	45,370
Comprehensive loss	—	—	—	—	(1,219)	(1,219)
Dividends paid ($0.28 per share)	—	—	—	(8,409)	—	(8,409)
Issuance of common stock	20	(20)	—	—	—	—
Stock based compensation	91	1,394	—	—	—	1,485
Purchases of treasury stock	—	—	(5,631)	—	—	(5,631)
Balances – December 31, 2014	$30,857	$2,448	$(14,953)	$117,913	$896	$137,161
Net income	—	—	—	40,001	—	40,001
Comprehensive loss	—	—	—	—	(3,339)	(3,339)
Dividends paid ($0.28 per share)	—	—	—	(8,171)	—	(8,171)
Issuance of common stock	—	—	—	—	—	—
Stock based compensation	28	466	—	—	—	494
Purchases of treasury stock	—	—	(35,065)	—	—	(35,065)
Balances – December 31, 2015	$30,885	$2,914	$(50,018)	$149,743	$(2,443)	$131,081

See accompanying notes to consolidated financial statements.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Effective on December 31, 2014, the Company executed a plan to reduce the number of its subsidiaries, re-naming and re-branding our principal surviving operating subsidiaries. The organizational streamlining plan included the statutory merger of certain subsidiaries, along with the transfer of certain business units between subsidiaries.  During the year ended December 31, 2015, we conducted our operation through the following operating and support subsidiaries:  Cavalry Logistics, LLC, Diversified Contract Services, Inc., Flint Special Services, Inc., LGSI Equipment of Indiana, LLC, LINC Logistics, LLC, LINC Ontario, Ltd., Logistics Insight Corp., Logistics Insight Corporation S. de R.L. de C.V., Logistics Insight GmbH, Louisiana Transportation, Inc., Mason Dixon Intermodal, Inc., ULINC Staffing de Mexico, S. de R.L. de C.V., Universal Dedicated, Inc., Universal Logistics Solutions International, Inc., Universal Logistics Solutions Canada, Ltd., Universal Management Services, Inc., Universal Specialized, Inc., Universal Truckload, Inc., UT Rent A Car, Inc., UTS Realty, LLC, UTSI Finance, Inc., Westport Holding, LLC, Westport Axle Corporation, and Westport Machining LLC. All significant intercompany accounts and transactions have been eliminated.

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

Certain immaterial reclassifications have been made to the prior financial statements in order for them to conform to the December 31, 2015 presentation.

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

It is our policy to record checks issued in excess of funds on deposit as accounts payable for balance sheet presentation, and include the changes in these positions as cash flows from operating activities in the statements of cash flows.  At December 31, 2015, funds on deposit were in excess of checks issues and no reclassification was necessary.  At December 31, 2014, accounts payable included reclassification of checks issued in excess of funds on deposit in the amount of $13.4 million. The change in the amount of checks issued in excess of funds on deposit of $(13.4) million, $13.4 million, and $(13.4) million for 2015, 2014

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(1)	Summary of Significant Accounting Policies—continued
(d)	Cash and Cash Equivalents - continued

and 2013, respectively, is included in cash flows from operating activities in the statements of cash flows as a change in accounts payable, accrued expenses, insurance and claims, and other current liabilities.

(e)	Marketable Securities

At December 31, 2015 and 2014, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date.  Interest and dividends on available-for-sale securities are included in other non-operating income (expense).  During the years ended December 31, 2015 and 2013, we received proceeds of $0.4 million and $0.5 million from the sale of marketable securities with a combined cost of $0.1 million and $0.4 million resulting in a realized gain of $0.3 million and $0.1 million, respectively. The Company did not sell any marketable securities during the year ended December 31, 2014.

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At December 31, 2015
Equity Securities	$10,614	$3,958	$(1,141)	$13,431
At December 31, 2014
Equity Securities	$9,779	$4,825	$(295)	$14,309

Included in equity securities at December 31, 2015 were securities with a book basis of $4.6 million and a cumulative loss position of $1.1 million, the impairment of which we consider to be temporary. We consider several factors in determining as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities. We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2015
Equity securities	$3,099	$987	$345	$154	$3,444	$1,141
At December 31, 2014
Equity securities	$1,380	$197	$146	$98	$1,526	$295

At December 31, 2015, our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the oil and gas, banking, communications, steel, and transportation industries.  The fair value and unrealized losses are distributed in 35 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss.  We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at December 31, 2015.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(1)	Summary of Significant Accounting Policies—continued
(e)	Marketable Securities—continued

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

Accounts receivable are recorded at the net invoiced amount, net of an allowance for doubtful accounts, and do not bear interest. They include unbilled amounts for services rendered in the respective period but not yet billed to the customer until a future date, which typically occurs within one month. In order to reflect customer receivables at their estimated net realizable value, we record charges against revenue based upon current information.  These charges generally arise from rate changes, errors, and revenue adjustments that may arise from contract disputes or differences in calculation methods employed by the customer.   The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of our outstanding accounts receivable. Balances are considered past due based on invoiced terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off‑balance‑sheet credit exposure related to our customers.  Accounts receivable from affiliates are shown separately and include trade receivables from the sale of services to affiliates.

(g)	Inventories

Included in prepaid expenses and other is inventory used in a portion of our value-added service operations.  Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Provisions for excess and obsolete inventories are based on our assessment of excess and obsolete inventory on a product-by-product basis.

At December 31, inventory consists of the following (in thousands):

	2015	2014
Raw materials and supplies	$7,660	$6,903
Finished goods	962	1,347
	$8,622	$8,250

(h)	Property and Equipment

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Description	Life in Years
Transportation equipment	5 - 15
Other operating assets	3 - 15
Information technology equipment	2 - 5
Buildings and related assets	10 - 39

The amounts recorded for depreciation expense were $25.8 million, $23.1 million, and $17.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(1)	Summary of Significant Accounting Policies—continued
(i)	Intangible Assets

Intangible assets subject to amortization consist of customer contracts and agent and customer relationships that have been acquired in business combinations.  These assets are amortized either over the period of economic benefit or on a straight-line basis over the estimated useful lives of the related intangible asset.  The estimated useful lives of these intangible assets range from three to nineteen years.  The weighted average amortization period for customer contracts is approximately three years, and the weighted average amortization period for agent and customer relationships is approximately fifteen years.  Collectively, the weighted average amortization period of assets subject to amortization is approximately twelve years.  The useful lives of acquired trademarks are indefinite and, therefore, not subject to amortization.

Our identifiable intangible assets as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Indefinite Lived Intangibles:
Trademarks	$2,500	$2,500
Definite Lived Intangibles:
Agent and customer relationships	65,060	65,060
Customer contracts	20,600	20,600
Less: accumulated amortization	(43,495)	(34,340)
Intangible assets, net	$42,165	$51,320
Total Identifiable Intangible Assets	$44,665	$53,820

Estimated amortization expense by year is as follows (in thousands):

2016	$7,423
2017	5,995
2018	2,519
2019	2,254
2020	1,970
Thereafter	22,004
Total	$42,165

The amounts recorded for amortization expense were $9.2 million, $9.9 million, and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(j)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions.  Under FASB Accounting Standards Codification, or ASC, Topic 350 “Intangibles – Goodwill and Other”, we are required to test goodwill for impairment annually (in our third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount.  We have the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a two-step quantitative goodwill impairment test.  If we choose that option, we would not be required perform Step 1 of the test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, then we may then proceed with Step 1 of the two-step impairment test.  In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. During the third quarter of 2015, we completed our goodwill impairment testing by performing a quantitative assessment. Based on the results of this test, no impairment loss was recognized.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(1)	Summary of Significant Accounting Policies—continued
(j)	Goodwill—continued

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows (in thousands):

Balance as of January 1, 2014	$74,589
Bull's Eye acquisitions	163
Westport adjustments	(268)
Balance as of December 31, 2014	74,484
Business acquisitions	—
Balance as of December 31, 2015	$74,484

At both December 31, 2015 and 2014, $18.2 million of goodwill was recorded in our transportation segment.  At both December 31, 2015 and 2014, $56.3 million of goodwill was recorded in our logistics segment.

(k)	Long-Lived Assets

Long-lived assets, other than goodwill and indefinite lived intangibles such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by a long-lived asset or group to its carrying value.  If the carrying value of the long-lived asset or group is deemed to not be recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market prices and independent third-party appraisals. Changes in management’s judgment relating to salvage values and/ or estimated useful lives could result in greater or lesser annual depreciation expense or impairment charges in the future.  Indefinite lived intangibles are tested for impairment annually by comparing the carrying value of the assets to their fair value.

(l)	Contingent Consideration

Contingent consideration arrangements granted in connection with a business combination are evaluated to determine whether contingent consideration is, in substance, additional purchase price of an acquired enterprise or compensation for services, use of property or profit sharing.  Additional purchase price is added to the fair value of consideration transferred in the business combination and compensation is included in operating expenses in the period it is incurred. Contingent consideration related to additional purchase price is remeasured to fair value at each reporting date until the contingency is resolved.

(m)	Fair Value of Financial Instruments

For cash equivalents, accounts receivables, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily redeemable or short‑term in nature and the liabilities are short-term in nature. Marketable securities, consisting of equity securities, are carried at fair market value as determined by quoted market prices. Our revolving credit and term loan agreements with PNC, Comerica Bank and Flagstar consist of variable rate borrowings.  The carrying value of these borrowings approximates fair value because the applicable interest rates are adjusted frequently based on short-term market rates.  For our equipment promissory notes with KeyBank, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. See Note 7 “Fair Value Measurement and Disclosures” for further information.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(1)	Summary of Significant Accounting Policies—continued
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

We are the primary obligor when rendering transportation services, value-added services and intermodal services, and we assume the corresponding credit risk with customers.  We have discretion in setting sales prices and, as a result, our earnings may vary.  In addition, we have discretion to choose and negotiate terms with our multiple suppliers for the services ordered by our customers.  This includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when persuasive evidence of an arrangement exists, delivery has occurred at the receiver’s location or for service arrangements after the related services have been rendered, the revenue and related expenses are fixed or determinable and collectability is reasonably assured. Fuel surcharges, where separately identifiable, of $75.7 million, $119.7 million and $118.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, are included in operating revenues.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(1)	Summary of Significant Accounting Policies—continued
(q)	Insurance & Claims—continued

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

We record compensation expense for the grant of stock based awards. Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period (generally the vesting period of the grant).  See Note 13 “Stock Based Compensation” for further information.

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

We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012.  In addition, we file income tax returns in various state, local and foreign jurisdictions.  Historically, we have been responsible for filing separate state, local and foreign income tax returns for our self and our subsidiaries.  We are no longer subject to state or foreign jurisdiction income tax examinations for years before 2011 and 2010, respectively.

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

The financial statements of the Company’s subsidiaries operating in Mexico, Canada and Colombia are prepared to conform to U.S. GAAP and translated into U.S. Dollars by applying a current exchange rate.  The local currency has been determined to be the functional currency.  Items appearing in the Consolidated Statements of Income are translated using average exchange rates during each period.  Assets and liabilities of international operations are translated at period-end exchange rates. Translation gains and losses are reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(1)	Summary of Significant Accounting Policies—continued
(v)	Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our customers are generally concentrated in the automotive, wind energy, building materials, machinery and metals industries. During the fiscal years ended December 31, 2015, 2014 and 2013, aggregate sales in the automotive industry totaled 28.9%, 28.4% and 33.8% of revenue, respectively.  In 2015, 2014 and 2013, General Motors accounted for approximately 11.4%, 9.7% and 12.4% of our total operating revenues, respectively.  In 2015, sales to our top 10 customers, including General Motors, totaled 36.9%.

(w)	Recent Accounting Pronouncements

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which is intended to simplify the presentation of deferred income taxes.  The ASU requires that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet.  The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies.  Early adoption is permitted for financial statements that have not been previously issued.  We are evaluating the effect that adopting this new accounting standard will have on our consolidated financial statements and related disclosures.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(1)	Summary of Significant Accounting Policies—continued
(w)	Recent Accounting Pronouncements - continued

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other things, the ASU requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet and are effective for interim and annual periods beginning after December 15, 2017. With certain exceptions, early adoption is not permitted. We are evaluating the effect that adopting this new accounting standard will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of the new standard is to establish principles for lessees and lessors to report information about the amount, timing, and uncertainty of cash flows arising from a lease.  The ASU will require a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendment is permitted. We are evaluating the effect that adopting this new accounting standard will have on our consolidated financial statements and related disclosures.

(2)	Business Combinations

Acquisitions Accounted for Using the Purchase Method

In September 2014, we acquired certain assets of Bull’s-Eye Express, Inc. and its several affiliated companies, or Bull’s-Eye, based in Albany, Missouri through a Limited Asset Purchase Agreement for $1.6 million. Bull’s-Eye is a regional provider of industrial equipment transportation and freight consolidation services and is strategically positioned to service customers in the Midwest. As of December 31, 2014, $1.3 million of the purchase price was paid in cash and the remaining $0.3 million consisted of partial forgiveness of a debt due to us. Pursuant to the acquisition, Bull’s-Eye operates as part of Universal Truckload, Inc.

The pro forma effect of this acquisition has been omitted, as the effect is immaterial to the Company’s results of operations, financial position and cash flows. The allocation of the purchase price was as follows (in thousands):

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

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(2)	Business Combinations—continued

The acquisition of Westport was accounted for in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded at their estimated fair values as of December 19, 2013, with the remaining unallocated purchase price recorded as goodwill. The goodwill recorded is included in our logistics segment, and is non-deductible for income tax purposes.  The estimated useful lives of these intangible assets ranged from five months to nineteen years.  The final allocation of the purchase price was as follows (in thousands):

Current assets	$24,492
Property and equipment	17,081
Goodwill	56,356
Intangible assets	57,800
Other long-term assets	474
Current liabilities	(2,932)
Capital lease obligations	(5,164)
Deferred tax liabilities, net	(25,083)
$123,024

The intangible assets acquired represent Westport’s acquired trademarks, customer contracts and customer relationships.  The acquired customer contracts and customer relationships are being amortized over a period ranging from five months to nineteen years.  The useful lives of acquired trademarks are indefinite and, therefore, not subject to amortization.

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

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(3)	Accounts Receivable

Accounts receivable amounts appearing in the financial statements include both billed and unbilled receivables.  We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $11.8 million and $11.6 million at December 31, 2015 and 2014, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2015	2014	2013
Balance at beginning of year	$5,207	$2,688	$2,515
Provision for doubtful accounts	3,004	3,504	1,515
Acquisition of businesses	—	—	163
Uncollectible accounts written off	(3,038)	(985)	(1,505)
Balance at end of year	$5,173	$5,207	$2,688

(4)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2015	2014
Transportation equipment	$185,351	$186,344
Land, buildings and related assets	73,096	67,472
Other operating assets	66,290	54,433
Information technology equipment	18,660	15,261
Construction in process	5,607	4,169
	349,004	327,679
Less accumulated depreciation	(171,815)	(149,610)
Total	$177,189	$178,069

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following items at December 31 (in thousands):

	2015	2014
Payroll related items	$6,833	$8,827
Driver escrow liabilities	4,486	4,519
Commissions, taxes and other	7,670	8,995
Total	$18,989	$22,341

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(6)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at	December 31,
	December 31, 2015	2015	2014
Outstanding Debt:
PNC $120 million revolving credit facility
$55.0 million LIBOR rate advance	LIBOR + 1.50%	$55,000	$—
$4.6 million domestic rate advance	Prime + 0.50%	4,569	—
Key equipment notes	3.75%	83,578	—
Comerica syndicated credit facility
$40 million term loan	LIBOR + 2.50%	40,000	—
$20 million revolving credit facility
$6.0 million LIBOR rate advance	LIBOR + 2.00%	6,000	—
$5.8 million base rate advance	Prime + 1.00%	5,766
Flagstar Bank $40 million unsecured term loan	LIBOR + 3.50%	40,000	—
UBS secured borrowing facility	LIBOR + 1.10%	—	—
Debt paid upon refinancing:
Comerica syndicated credit facility
$120 million revolving credit facility	NA	—	59,500
Swing Line sub-facility	NA	—	370
$60 million equipment financing facility	NA	—	55,428
$50 million term loan	NA	—	50,000
$70 million term loan B	NA	—	70,000
		234,913	235,298
Less current portion		61,488	9,593
Total long-term debt		$173,425	$225,705

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(6)	Debt—continued

December 2015 Debt Refinancing

On December 23, 2015, Universal and certain of its wholly-owned subsidiaries entered into a combination of secured and unsecured loans with certain lenders.   The Company undertook the action as part of its ongoing organizational streamlining efforts to better align sources of capital used in its asset-light businesses and to fix a portion of its variable interest rate bearing debt. Upon closing, the Company and subsidiaries involved borrowed approximately $234.9 million to pay off existing indebtedness, to terminate its syndicated Comerica Bank Revolving Credit and Term Loan Agreement, and to pay fees and expenses associated with the new credit agreements.

$120 million Revolving Credit Facility

Universal Truckload, Inc., Universal Dedicated, Inc., Mason Dixon Intermodal, Inc., Logistics Insight Corp., Universal Logistics Solutions International, Inc., Universal Specialized, Inc., Cavalry Logistics, LLC and Universal Management Services, Inc., (each a wholly-owned subsidiary of the Company, a Borrowing Subsidiary and, collectively, the “Borrowing Subsidiaries”) entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) to provide for a revolving credit facility of up to $120 million (which amount may be increased by up to $30 million upon request).  Borrowings under the revolving credit facility may be made until, and mature on, December 23, 2020.

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.2 million Swing Loan sub-facility and provides for $3.0 million in letters of credit.  There were no amounts outstanding under the Swing Loan at December 31, 2015, and no letters of credit were issued against the line.

Borrowings under the Revolving Credit and Security Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each.  The applicable margin fluctuates based on the Borrowing Subsidiaries’ quarterly average excess availability, as defined in the Revolving Credit and Security Agreement.  Interest on the unpaid balance of all base rate advances is payable quarterly in arrears on the first day of each calendar quarter.  Interest on the unpaid balance of each LIBOR based advance of the revolving credit facility is payable on the last day of the applicable LIBOR interest period.  At December 31, 2015, interest on a $55.0 million LIBOR rate advance accrued at 1.92% based on 30-day LIBOR, and interest on a $4.6 million domestic rate advance accrued at 4.0% based on PNC’s prime rate.

The Revolving Credit and Security Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event, as defined in the Revolving Credit and Security Agreement.  The Revolving Credit and Security Agreement also includes customary mandatory prepayments provisions and is subject to an unused revolving credit line of 0.25%.  At December 31, 2015, we were in compliance with the debt covenants.

As security for all indebtedness pursuant to the Revolving Credit and Security Agreement, PNC was granted a first priority perfected security interest in cash, deposits and accounts receivable of the Borrowing Subsidiaries and selected other assets. At December 31, 2015, our $59.6 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $93.7 million.  At December 31, 2015, availability, as defined in the Revolving Credit and Security Agreement, was $24.8 million.

Equipment Credit Agreement

LGSI Equipment of Indiana, LLC, a wholly-owned subsidiary of the Company (the “Equipment Borrowing Subsidiary”), entered into a Master Security Agreement and five Promissory Notes (collectively the “Equipment Credit Agreement”) with Key Equipment Finance, a division of KeyBank National Association (“KeyBank”).  Under the Equipment Credit Agreement, the Equipment Borrowing Subsidiary borrowed approximately $83.6 million.  The promissory notes will be repaid in 60 monthly installments, including interest, beginning on January 23, 2016 and bear interest at a fixed rate of 3.75%.

Additionally, all obligations under the Equipment Credit Agreement are guaranteed by Universal Dedicated, Inc., Logistics Insight Corp., Universal Truckload, Inc., Universal Specialized, Inc. and Mason Dixon Intermodal, Inc. (each a wholly-owned subsidiary of the Company) in connection with each subsidiary’s lease of equipment.  The Equipment Credit Agreement also includes financial covenants requiring the Equipment Borrowing Subsidiary to maintain a ratio of operating cash flow to fixed charges of not less than 1.1:1, as defined in the agreement.  The first test for compliance occurs on March 31, 2016.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(6)	Debt—continued

As security for all indebtedness pursuant to the Equipment Credit Agreement, KeyBank was granted liens on selected titled vehicles of the Equipment Borrowing Subsidiary set forth on various collateral schedules.  The Equipment Borrowing Subsidiary may sell or dispose of equipment secured under the Equipment Credit Agreement provided the disposed equipment is replaced with acceptable equipment as collateral, if we pay down of a portion of the loan plus breakage charges and handling charges, as defined in the promissory notes, or if KeyBank, at its option, releases the equipment without pay down or pre-payment. At December 31, 2015, the aggregate principal outstanding pursuant to the five promissory notes totaled $83.6 million, which is collateralized by equipment with an appraised orderly liquidation value of $93.0 million and a carrying amount of $70.5 million.

$60 million Revolving Credit and Term Loan Agreement

Westport Axle Corp., a wholly-owned subsidiary of the Company (“Westport”) entered into a Revolving Credit and Term Loan Agreement (the “Credit Agreement”), with and among the lenders party thereto and Comerica Bank, as administrative agent, arranger and documentation agent, providing for aggregate borrowing facilities of up to $60 million.  The Credit Agreement consists of a $40 million term loan and a $20 million revolving credit facility.  Borrowings under the term loan were advanced on December 23, 2015 and mature on December 23, 2020.  The term loan shall be repaid in 20 equal quarterly installments of $1.5 million over five years beginning March 1, 2016, with the remaining balance due at maturity.   Borrowings under the revolving credit facility may be made until, and mature on, December 23, 2020.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each.  The applicable margin fluctuates based on Westport’s total debt to EBITDA ratio, as defined in the Credit Agreement. At December 31, 2015, interest on the $40.0 million term loan accrued at 2.92% based on 30-day LIBOR.  At December 31, 2015, interest on a $6.0 million LIBOR rate revolving credit advance accrued at 2.42% based on 30-day LIBOR, and interest on a $5.8 million base rate revolving credit advance accrued at 4.50% based on Comerica’s prime rate.

To support daily borrowing and other operating requirements, the revolving credit facility contains a $4.0 million Swing Line sub-facility and provides for $2.0 million in letters of credit.  Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by Comerica Bank in its sole discretion.  There were no amounts outstanding under the Swing Line at December 31, 2015, and no letters of credit were issued against the line.

Interest on the unpaid balance of all revolving credit facility and swing line base rate advances is payable quarterly in arrears commencing on March 1, 2016, and on the first day of each June, September, December and March thereafter.  Interest on the unpaid balance of each Eurodollar-based advance of the revolving credit facility is payable on the last day of the applicable Eurodollar interest period.  Interest on the unpaid balance of each quoted rate based advance of the swing line is payable on the last day of the applicable quoted rate interest period.

Interest on the unpaid principal of all term loan base rate advances is payable quarterly in arrears commencing on January 1, 2016, and on the first day of each April, July, October and January thereafter.  Interest on the unpaid principal of each Eurodollar-based advance of the term loan is payable on the last day of the applicable Eurodollar interest period.

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.50%, depending on Westport’s ratio of total debt to EBITDA.  Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment.  Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable and inventory of Westport, pursuant to a monthly borrowing base certificate.  At December 31, 2015, our $11.8 million revolver advance was secured by, among other assets, net eligible accounts receivable and inventory of $17.6 million and $7.1 million, respectively.  At December 31, 2015, availability, as defined in the Credit Agreement, was $6.8 million.

The Credit Agreement requires Westport to repay the borrowings made under the term loan and the revolving credit facility as follows: 50% (which percentage shall be reduced to 0% subject to Westport attaining a certain leverage ratio) of Westport’s annual excess cash flow, as defined; 100% of the net cash proceeds if we sell Westport’s machining division; 50% of net proceeds from certain equity issuances; 100% of proceeds from the issuance of certain indebtedness; and 100% of net proceeds from the sale of certain assets, insurance and condemnation proceeds.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(6)	Debt—continued

As security for all indebtedness pursuant to the syndicated Credit Agreement, Comerica Bank, as lead arranger, was granted first perfected security interest on all of Westport’s tangible and intangible property and in assets acquired in the future.  The Company also pledged 100% of its equity interest in Westport.  The Credit Agreement also contains a “springing” guaranty requiring the Company to guarantee the indebtedness under certain events, as defined in the Credit Agreement and guarantee.

The Credit Agreement includes financial covenants requiring Westport to maintain a minimum fixed charge coverage ratio, minimum quarterly EBITDA amounts, as defined in the Credit Agreement, and a maximum debt to EBITDA ratio, as well as customary affirmative and negative covenants and events of default.  At December 31, 2015, we were in compliance with the debt covenants.

No later than 90 days after closing, Westport shall execute and deliver a Rate Management Agreement (or other interest rate swap agreements), as defined in the Credit Agreement, with respect to the term loan, based on a notional amount of not less than $12.0 million and a duration of two years.

$40 million Loan and Financing Agreement

The Company entered into a Loan and Financing Agreement (the “Loan Agreement”) with Flagstar Bank, F.S.B. (“Flagstar”) to provide for a $40.0 million unsecured term loan. Proceeds of the unsecured term loan were advanced on December 23, 2015, and the outstanding principal balance is due on or before July 15, 2016.   Borrowings under the unsecured term loan bear interest at LIBOR, plus 3.5%, and interest on the unpaid balance is payable monthly commencing on February 1, 2016.  The Company may voluntarily repay the loan in whole or in part at any time, subject to certain customary breakage costs.  At December 31, 2015, the outstanding principal balance was $40.0 million and interest accrued at 3.92%.

The Loan Agreement provides for a conversion option whereby Flagstar has preliminarily agreed to refinance the unsecured term loan with $40.0 million of secured real estate term notes with UTSI Finance, Inc. (“UTSI Finance”), a wholly-owned subsidiary of the Company.  Each UTSI Finance real estate term note will be secured by a first mortgage on a particular parcel of real estate and improvements included in the collateral pool, as defined in the agreement.  Refinancing under the secured real estate term notes is subject to, among other things, the satisfaction of all conditions at conversion including satisfactory receipt and review of appraisals, environmental and title work, and insurance policies with respect to the assets in the collateral pool. Our evaluation of this conversion option resulted in short-term classification of the loan balance.

Debt Paid Upon Refinancing

Comerica syndicated credit facility

The Company’s Revolving Credit and Term Loan Agreement dated August 28, 2012, as amended, (the “Credit Agreement”) with and among the lenders parties thereto and Comerica Bank, as administrative agent, provided for aggregate borrowing facilities of up to $300 million.  The Credit Agreement, consisted of a $120 million revolving credit facility, a $60 million equipment credit facility, a $50 million term loan, and a $70 million term loan B.  Additionally, the Credit Agreement provided for up to $5 million in letters of credit, which letters of credit reduce availability under the revolving credit facility.  On December 23, 2015, the Credit Agreement was paid in full and terminated.

$120 million Revolving Credit Facility

The revolving credit facility was available to refinance existing indebtedness and to finance working capital through, and mature on, August 28, 2017.  Two interest rate options were applicable to advances borrowed pursuant to the facility:  Eurodollar-based advances and base rate advances.  Eurodollar-based advances bore interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varied from 1.35% to 2.10% based on our ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined.  As an alternative, base rate advances bore interest at a base rate, as defined, plus an applicable margin, which also varied based on our ratio of total debt to EBITDA in a range from 0.35% to 1.10%.  The base rate is the greater of the prime rate announced by Comerica Bank, the federal funds effective rate plus 1.0%, or the daily adjusting LIBOR rate plus 1.0%.  At December 31, 2014, interest accrued at 2.02% based on 30-day LIBOR.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(6)	Debt—continued

The revolving credit facility also contained a $10.0 million Swing Line sub-facility and a $5.0 million letter of credit sub-facility.  The Swing Line provided for borrowings of up to $7.0 million from Comerica Bank and $3.0 million from KeyBank, so long as the Comerica Bank and KeyBank advances did not exceed $10.0 million in the aggregate.  Swing Line borrowings incurred interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by the applicable Swing Line lender in its sole discretion.  At December 31, 2014, there was $0.4 million outstanding under the Swing Line and interest accrued at 4.10% based on the prime rate.  We did not have any letters of credit issued against the revolving credit facility.

Interest on the unpaid balance of all revolving credit facility and swing line base rate advances was payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter.  Interest on the unpaid balance of each Eurodollar-based advance of the revolving credit facility was payable on the last day of the applicable Eurodollar interest period.  Interest on the unpaid balance of each quoted rate based advance of the swing line was payable on the last day of the applicable quoted rate interest period.

The revolving credit facility was subject to a facility fee, payable quarterly in arrears, of either 0.25% or 0.50%, depending on our ratio of total debt to EBITDA.  Other than in connection with Eurodollar-based advances or quoted rate advances that were paid off and terminated prior to an applicable interest period, there were no premiums or penalties resulting from prepayment.  Borrowings outstanding at any time under the revolving credit facility were limited to the value of eligible accounts receivable of our principal operating subsidiaries, pursuant to a monthly borrowing base certificate.  At December 31, 2014, our $59.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $122.4 million, of which, $104.1 million were available for borrowing against pursuant to the agreement.

$60 million Equipment Credit Facility

The equipment credit facility was available to refinance existing indebtedness and to finance capital expenditures including in connection with acquisitions.  Borrowings under the equipment credit facility could be made until August 28, 2015, and such borrowings were being repaid in quarterly installments equal to 1/28th of the aggregate amount of borrowings under the equipment credit facility commencing on January 1, 2014.

The two interest rate options that applied to revolving credit facility advances also applied to equipment credit facility advances.  Eurodollar-based advances bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin, which varied from 1.60% to 2.60% based on our ratio of total debt to EBITDA. Base rate advances bore interest at a base rate, as defined, plus an applicable margin, which also varied based on our ratio of total debt to EBITDA in a range from 0.60% to 1.60%.  The equipment credit facility was subject to an unused fee, payable quarterly in arrears, of 0.50%. At December 31, 2014, interest accrued at 2.52% based on 30-day LIBOR.

Interest on the unpaid balance of all equipment credit facility base rate advances was payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter.  Interest on the unpaid balance of each Eurodollar-based advance of the equipment credit facility was payable on the last day of the applicable Eurodollar interest period.

$50 million Term Loan

Proceeds of the term loan were advanced on October 1, 2012 and used to refinance existing indebtedness of LINC.  The outstanding principal balance was due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments.  The applicable interest rate on the effective date of the term loan indebtedness was the base rate.  Base rate advances bore interest at a defined base rate plus an applicable margin which varied from 1.50% to 2.25%, based on our ratio of total debt to EBITDA.  Thereafter, we could convert base rate advances to Eurodollar-based advances, which bear interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varied from 2.50% to 3.25%, based on our ratio of total debt to EBITDA.  At December 31, 2014, interest accrued at 3.17% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances was payable quarterly in arrears commencing on October 1, 2012, and on the first day of each October, January, April and July thereafter.  Interest on the unpaid principal of each Eurodollar-based advance of the term loan was payable on the last day of the applicable Eurodollar interest period.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(6)	Debt—continued

$70 million Term Loan B

Proceeds of the term loan were advanced on December 19, 2013 and used to finance the acquisition of Westport.  The outstanding principal balance was due on August 28, 2017, to the extent not already reduced by mandatory or optional prepayments.  The applicable interest rate on the effective date of the term loan indebtedness was the base rate.  Base rate advances bore interest at a defined base rate plus an applicable margin which varied from 1.50% to 2.25%, based on our ratio of total debt to EBITDA.  Thereafter, we could convert base rate advances to Eurodollar-based advances, which bore interest at 30, 60 or 90-day LIBOR rates plus an applicable margin which varied from 2.50% to 3.25%, based on our ratio of total debt to EBITDA.  At December 31, 2014, interest accrued at 3.17% based on 30-day LIBOR.

Interest on the unpaid principal of all term loan base rate advances was payable quarterly in arrears commencing on January 1, 2014, and on the first day of each January, April, July and October thereafter.  Interest on the unpaid principal of each Eurodollar-based advance of the term loan was payable on the last day of the applicable Eurodollar interest period.

The Credit Agreement required us to repay the borrowings made under the term loan facilities and the equipment credit facility as follows: 50% (which percentage shall be reduced to 0% subject to the Company attaining a certain leverage ratio) of our annual excess cash flow, as defined; 100% of net cash proceeds of certain asset sales; and 100% of certain insurance and condemnation proceeds.  Mandatory prepayments of the term loans were $1.0 million as of December 31, 2014.  We could voluntarily repay outstanding loans under each of the facilities at any time, subject to certain customary “breakage” costs with respect to LIBOR-based borrowings.  In addition, we could elect to permanently terminate or reduce all or a portion of the revolving credit facility.

All obligations under the Credit Agreement were unconditionally guaranteed by the Company’s material U.S. subsidiaries, and the obligations of the Company and such subsidiaries under the Credit Agreement and such guarantees were secured by, subject to certain exceptions, substantially all of their assets.  The Credit Agreement also could, in certain circumstances, limit our ability to pay dividends or distributions.  The Credit Agreement included annual, quarterly and ad hoc financial reporting requirements and financial covenants requiring the Company to maintain maximum leverage ratios and a minimum fixed charge coverage ratio, as well as customary affirmative and negative covenants and events of default.  Specifically, we could not exceed a maximum senior debt to EBITDA ratio, as defined, of 2.5:1 and a maximum total debt to EBITDA ratio, as defined, of 3.0:1.  We must also maintain a fixed charge coverage ratio, as defined, of not less than 1.25:1.  At December 31, 2014, the Company was in compliance with its debt covenants.

UBS Secured Borrowing Facility

We also maintain a secured borrowing facility at UBS Financial Services, Inc. (“UBS”), using our marketable securities as collateral for the short-term line of credit.  The line of credit bears an interest rate equal to LIBOR plus 1.10% (effective rate of 1.53% at December 31, 2015), and interest is adjusted and billed monthly.  No principal payments are due on the borrowing; however, the line of credit is callable at any time.  The amount available under the line of credit is based on a percentage of the market value of the underlying securities.  If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit.  We did not have any amounts outstanding under our line of credit at December 31, 2015 or 2014, and the maximum available borrowings under the line of credit were $7.4 million and $6.9 million, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(6)	Debt—continued

Maturities

The following table reflects the maturities of our principal repayment obligations as of December 31, 2015 (in thousands):

Years Ending December 31	PNC Revolving Credit Facility	KeyBank Equipment Promissory Notes	Comerica Revolving Credit Facility	Comerica Term Loan	Flagstar Unsecured Term Loan	Total
2016	$—	$15,488	$—	$6,000	$40,000	$61,488
2017	—	16,078	—	6,000	—	22,078
2018	—	16,692	—	6,000	—	22,692
2019	—	17,329	—	6,000	—	23,329
2020	59,569	17,991	11,766	16,000	—	105,326
Total	$59,569	$83,578	$11,766	$40,000	$40,000	$234,913

(7)	Fair Value Measurement and Disclosures

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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$96	$—	$—	$96
Marketable securities	13,431	—	—	13,431
Total Assets	$13,527	$—	$—	$13,527

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$21	$—	$—	$21
Marketable securities	14,309	—	—	14,309
Total Assets	$14,330	$—	$—	$14,330

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(7)	Fair Value Measurement and Disclosures—continued

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

Our revolving credit and term loan agreements with PNC, Comerica Bank and Flagstar consists of variable rate borrowings.  We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy.  The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our equipment promissory notes with KeyBank, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying values and estimated fair values of these promissory notes at December 31, 2015 is summarized as follows:

	2015
	Carrying Value	Estimated Fair Value
Equipment promissory notes	$83,578	$83,578

We have not elected the fair value option for any of our financial instruments.

(8)	Transactions with Affiliates

Through December 31, 2004, Universal was a wholly-owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of Universal’s common stock to the shareholders of CenTra.  Subsequent to our initial public offering in 2005, our majority shareholders retained and continue to hold a controlling interest in Universal.  In the normal course of business, CenTra provides administrative support services to Universal, including legal, human resources, tax, IT infrastructure and services to host our accounting system in a data center environment.  The cost of these services is based on the actual or estimated utilization of the specific service.

In addition to the administrative support services described above, Universal purchases other services from affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the years ended December 31 (in thousands):

	2015	2014	2013
Administrative support services	$3,774	$2,459	$2,367
Truck fueling and maintenance	1,983	1,320	1,774
Real estate rent and related costs	13,174	10,472	11,352
Insurance and employee benefit plans	46,173	36,073	32,710
Contracted transportation services	969	930	311
Total	$66,073	$51,254	$48,514

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(8)	Transactions with Affiliates—continued

In July 2015, we entered into a lease agreement with Cedar Investments LLC, an affiliate, to provide us a logistics facility of up to 500,000 sq. ft. located on 33 acres in close proximity to a major customer in Detroit, Michigan.  The term of the lease is 124 months at a rate of approximately $256,500 per month.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders.  Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At December 31, 2015 and 2014, amounts due to affiliates were $3.4 million and $2.9 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At December 31, 2015 and 2014, there were $11.5 million and $10.7 million, respectively, included in each of these accounts for insured claims.

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

We did not purchase any tractors or trailers from affiliates during 2015.  We did however purchase used snow removal equipment from an affiliate during 2015 for approximately $18,000.  During 2014, we purchased ten used tractors and one used trailer from an affiliate totaling approximately $0.8 million.  During 2013, we purchased 39 used tractors from an affiliate for approximately $1.6 million.

We have retained the law firm of Sullivan Hincks & Conway to provide legal services.  Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway.  Not included in the table above are amounts paid for legal services during 2015, 2014 and 2013 were $1,500, $92,000 and $7,000, respectively.

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

Services provided by Universal to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to CenTra and affiliates for the years ended December 31 (in thousands):

	2015	2014	2013
Transportation and intermodal services	$400	$308	$9,800
Truck fueling and maintenance	—	87	184
Administrative and customer support services	—	71	113
Total	$400	$466	$10,097

At December 31, 2015 and 2014, amounts due from affiliates were $1.9 million and $1.6 million, respectively.

We did not sell any equipment to affiliates during 2015.  In 2014, we sold forty-one used trailers to an affiliate for approximately $82,000.  The trailers were fully depreciated, and therefore, the sale resulted in a gain of approximately $82,000.

Also during 2014, we acquired selected assets, operations and businesses in connection with international border crossing freight processing, customs documentation and compliance services from an affiliate for approximately $100,000.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(8)	Transactions with Affiliates—continued

In June 2015, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock through a “Dutch auction” tender offer. Subject to certain limitations and legal requirements, we could repurchase up to an additional 2% of our outstanding shares. The tender offer began on the date of the announcement, June 9, 2015, and expired on July 8, 2015. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $21.50 to $23.50 per share. Upon expiration, 1,599,605 shares were purchased through this offer at a final purchase price of $21.50 per share for a total purchase price of approximately $34.4 million, including fees and commission.  The tender offer was settled on July 14, 2015, and we used funds borrowed under our then existing line of credit and from our available cash and cash equivalents to fund the offering.  Immediately following the consummation of the tender offer, we had 28,380,679 shares of common stock outstanding. The total amount of shares purchased in the tender offer included 1,486,060 shares tendered by Mr. Manuel J. Moroun, a member of Universal’s Board of Directors, and a trust controlled by him.  Mr. Moroun is the father of Mr. Matthew T. Moroun, the Chairman of the Board of Directors.

(9)	Income Taxes

A summary of income related to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Operations
U.S. Domestic	$62,781	$70,079	$74,697
Foreign	2,224	3,020	6,219
Total pre-tax income	$65,005	$73,099	$80,916

The provision for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2015	2014	2013
Current:
U.S. Federal	$19,544	$20,822	$22,797
State	4,469	4,838	3,609
Foreign	449	590	1,442
	24,462	26,250	27,848
Deferred:
U.S. Federal	1,183	489	1,922
State	(730)	891	524
Foreign	89	99	50
	542	1,479	2,496
Total	$25,004	$27,729	$30,344

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(9)	Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2015		2014
	Current	Long-term	Current	Long-term
Domestic deferred tax assets:
Allowance for doubtful accounts	$1,809	$—	$1,391	$—
Other assets	—	4,275	—	3,083
Accrued expenses	4,868	—	5,285	—
Total domestic deferred tax assets	6,677	4,275	6,676	3,083
Domestic deferred tax liabilities:
Prepaid expenses	(383)	—	(1,290)	—
Marketable securities	—	(1,015)	—	(1,687)
Intangible assets	—	(15,987)	—	(18,404)
Property and equipment	—	(34,177)	—	(29,061)
Total domestic deferred tax liabilities	(383)	(51,179)	(1,290)	(49,152)
Foreign deferred tax asset
Other assets	133	470	—	590
Valuation allowance - foreign	—	(406)	—	(404)
Total foreign deferred tax asset	133	64	—	186
Net deferred tax asset (liability)	$6,427	$(46,840)	$5,386	$(45,883)

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

We have not provided for U.S. income taxes on foreign subsidiaries undistributed earnings since they are expected to be reinvested indefinitely outside the U.S. It is not possible to predict the amount of U.S. income taxes that might be payable if these earnings were eventually repatriated.  As of December 31, 2015, the undistributed earnings of foreign subsidiaries was approximately $8.2 million.

The amount of the domestic and foreign deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or capital gains contemplated under tax planning strategies are not realized.

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2015	2014	2013
Federal statutory rate	35%	35%	35%
Non-deductible (benefit) expense	0%	-2%	-1%
State, net of federal benefit	4%	5%	3%
Foreign	-1%	0%	0%
Effective tax rate	38%	38%	37%

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(9)	Income Taxes—continued

As of December 31, 2015, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.3 million.  These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate.  At December 31, 2015, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months.  As of December 31, 2015, the amount of accrued interest and penalties was $0.1 million and $0.1 million, respectively.

The changes in our gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2015	2014	2013
Unrecognized tax benefit – beginning of year	$414	$652	$741
Increases related to prior year tax positions	42	4	137
Increases related to current year tax positions	6	13	15
Decreases related to prior year tax positions	(129)	(255)	(241)
Settlements with taxing authorities	—	—	—
Lapse of statutes of limitations	—	—	—
Unrecognized tax benefit – end of year	$333	$414	$652

(10)	Leases

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

In most cases, we expect our facility leases will be renewed or replaced by other leases in the ordinary course of business.  Where possible, we contractually secure the recovery of certain occupancy costs, including rent, during the term of a customer program.  Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2015 are as follows (in thousands):

		Operating Leases
Years Ending December 31	Capital Leases	With Affiliates	With Third Parties	Total
2016	$989	$10,272	$9,817	$21,078
2017	731	8,996	7,542	17,269
2018	380	5,469	4,016	9,865
2019	—	4,242	1,845	6,087
2020	—	3,078	1,337	4,415
Thereafter	—	15,388	115	15,503
Total required payments	2,100	$47,445	$24,672	$74,217
Less amounts representing interest (0.8% to 4.5%)	119
Present value of minimum lease payments	1,981
Less current maturities	916
	$1,065

At December 31, 2015 and 2014, assets under capital leases, consisting primarily of machinery and equipment, had a cost of approximately $5.4 million and $6.9 million, respectively, and accumulated amortization of $1.5 million and $0.9 million, respectively.  Included in depreciation and amortization expense in the accompanying Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013 is amortization expense associated with the capital leases of $0.9 million, $0.8 million and $0.1 million, respectively.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(10)	Leases—continued

Rental expense for facilities, vehicles and other equipment leased from third parties under operating leases approximated $19.2 million, $21.9 million and $14.4 million for the years ended December 31, 2015, 2014 and 2013.

(11)	Comprehensive Income

Comprehensive income includes the following for the years ended December 31 (in thousands):

	2015	2014	2013
Unrealized holding (losses) gains on available-for-sale investments arising during the period:
Gross amount	$(1,597)	$620	$2,160
Income tax benefit (expense)	582	(208)	(614)
Net of tax amount	$(1,015)	$412	$1,546
Realized (gains) on available-for-sale investments reclassified into income:
Realized gains on sales of available-for-sale investments	$(347)	$—	$(107)
Other-than-temporary impairment losses	230	—	—
Total before tax	(117)	—	(107)
Income tax expense	45	—	39
Net of tax amount	$(72)	$—	$(68)
Foreign currency translation adjustments	$(2,252)	$(1,631)	$(227)

The unrealized holding gains and losses on available-for-sale investments represent mark-to-market adjustments net of related income taxes.

(12)	Retirement Plans

We offer 401(k) defined contribution plans to our employees.  The plans are administered by a company controlled by our principal shareholders and include different matching provisions depending on which subsidiary or affiliate is involved.  In the plans available to certain employees not subject to collective bargaining agreements, we matched contributions up to $600 annually for each employee who is not considered highly compensated through December 31, 2008, after which some matching contributions were suspended as a response to market conditions at certain subsidiaries.  Three other 401(k) plans are provided to employees of specific operations and offer matching contributions that range from zero to $2,080 per participant annually.  The total expense for contributions for 401(k) plans, including plans related to collective bargaining agreements, was $0.2 million for the year ended December 31, 2015, and $0.4 million for each of the years ended December 31, 2014 and 2013.

In connection with a collective bargaining agreement that covered 12 Canadian employees at December 31, 2015, we are required to make defined contributions into the Canada Wide Industrial Pension Plan.  At December 31, 2015 and 2014, the required contributions totaled approximately $38,000 and $30,000, respectively.

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

On December 23, 2015, the Company granted 50,000 shares of restricted stock to certain of its employees, including 5,000 shares to its Chief Financial Officer. The restricted stock grants have a grant date fair value of $14.93 per share, based on the closing price of the Company’s stock, of which 25% vested immediately, and an additional 25% will vest in three equal increments on each December 20 in 2016, 2017 and 2018.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(13)	Stock Based Compensation—continued

On March 5, 2015, the Company granted 10,000 shares of restricted stock to its Chief Executive Officer. The restricted stock grants have a grant date fair value of $25.18 per share, based on the closing price of the Company’s stock, of which 25% vested immediately and an additional 25% will vest on each anniversary of the grant through March 5, 2018, subject to continued employment with the Company.  On April 29, 2015, the Company granted an additional 20,000 shares of restricted stock to the Chief Executive Officer. These restricted stock grants have a grant date fair value of $22.03 per share, based on the closing price of the Company’s stock, of which 25% vested immediately and an additional 25% will vest in three equal increments on each March 5 in 2016, 2017 and 2018.

On December 20, 2012, the Company granted 178,137 shares of restricted stock to certain of its employees.  The restricted stock grants have a grant date fair value of $16.42 per share, based on the closing price of the Company’s stock, of which 25% vested immediately and an additional 20% will vest on each anniversary of the grant through December 20, 2016, subject to continued employment of the grantee with the Company.

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

A summary of the status of our non-vested shares as of December 31, 2015, and changes during the year ended December 31, 2015, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	16,446	$16.42
Granted	80,000	$17.99
Vested	(28,221)	$17.53
Forfeited	—	$—
Balance at December 31, 2015	68,225	$17.80

During the years ended December 31, 2015, 2014 and 2013, the total grant date fair value of vested shares recognized as compensation cost was $0.5 million, $1.5 million and $0.6 million, respectively.  As of December 31, 2015, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation costs of $0.5 million, $0.4 million, and $0.3 million during 2016, 2017 and 2018, respectively.

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

At December 31, 2015, approximately 26% of our employees in the United States, Canada and Colombia, and 95% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, less than 2% of which are subject to contracts that expire in 2016.

(15)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the years ended December 31, 2015, 2014 and 2013, there were 2,273, 31,230 and 95,656 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(15)	Earnings Per Share—continued

For the year ended December 31, 2015, 30,725 shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.  No shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2014 or 2013.

(16)	Quarterly Financial Data (unaudited)

	2015
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$263,561	$295,007	$284,214	$285,991
Operating income	15,067	22,920	16,944	18,464
Income before income taxes	13,332	21,584	15,001	15,088
Provision for income taxes	5,168	8,300	5,754	5,782
Net income	$8,164	$13,284	$9,247	$9,306
Earnings per common share:
Basic	$0.27	$0.44	$0.32	$0.33
Diluted	$0.27	$0.44	$0.32	$0.33
Weighted average number of common shares outstanding:
Basic	29,992	29,979	28,661	28,380
Diluted	29,998	29,980	28,661	28,382

	2014
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$279,364	$307,549	$302,128	$302,480
Operating income	14,629	24,413	23,000	18,793
Income before income taxes	13,143	22,075	21,052	16,829
Provision for income taxes	5,019	8,442	7,958	6,310
Net income	$8,124	$13,633	$13,094	$10,519
Earnings per common share:
Basic	$0.27	$0.45	$0.44	$0.35
Diluted	$0.27	$0.45	$0.44	$0.35
Weighted average number of common shares outstanding:
Basic	30,112	30,054	29,947	29,946
Diluted	30,158	30,092	29,982	29,952

(17)	Segment Reporting

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

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(17)	Segment Reporting—continued

The following tables summarize information about our reportable segments as of and for the fiscal years ended December 31, 2015, 2014 and 2013 (in thousands):

2015	Transportation	Logistics	Other	Total
Operating revenues	$721,437	$406,822	$514	$1,128,773
Eliminated inter-segment revenues	3,659	6,170	—	9,829
Depreciation and amortization	11,153	23,565	155	34,873
Income from operations	28,683	43,848	864	73,395
Capital expenditures	2,034	23,797	426	26,257
Total assets	219,759	253,845	37,394	510,998

2014	Transportation	Logistics	Other	Total
Operating revenues	$778,603	$412,507	$411	$1,191,521
Eliminated inter-segment revenues	5,160	7,473	—	12,633
Depreciation and amortization	11,256	21,507	290	33,053
Income from operations	34,931	50,892	(4,988)	80,835
Capital expenditures	16,444	42,413	927	59,784
Total assets	246,190	247,155	35,669	529,014

2013	Transportation	Logistics	Other	Total
Operating revenues	$705,557	$327,498	$437	$1,033,492
Eliminated inter-segment revenues	679	179	—	858
Depreciation and amortization	11,557	7,861	268	19,686
Income from operations	28,537	58,724	(2,768)	84,493
Capital expenditures	9,084	6,426	1,525	17,035
Total assets	221,428	229,947	38,761	490,136

We provide a portfolio of transportation and logistics services to a wide range of customers throughout the United States and in Mexico, Canada, Colombia, Europe and other countries around the world.  Revenues for selected services as provided to the chief operating decision maker are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Transportation services	$696,134	$769,308	$706,998
Value-added services	285,258	284,496	195,086
Intermodal services	147,381	137,717	131,408
Total	$1,128,773	$1,191,521	$1,033,492

Revenues are attributed to geographic areas based upon completion of the underlying service at the point of delivery.  In some instances, we are paid one rate for “round-trip” services that originate and terminate in Canada, but have destinations in the United States.  In those instances we allocate half of the total revenue to Canada and half to the United States (in thousands).

	Year Ended December 31,
	2015	2014	2013
United States	$1,087,690	$1,153,154	$992,511
Mexico	27,676	24,860	23,440
Canada	8,577	9,786	14,029
Europe	1,843	2,419	2,278
Colombia	1,837	—	—
Other	1,150	1,302	1,234
Total	$1,128,773	$1,191,521	$1,033,492

UNIVERSAL TRUCKLOAD SERVICES, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2015, 2014 and 2013

(17)	Segment Reporting—continued

Net long-lived property and equipment assets are presented in the table below (in thousands):

	Year Ended December 31,
	2015	2014
United States	$173,009	$172,360
Mexico	3,674	5,671
Canada	500	38
Colombia	6	—
Total	$177,189	$178,069

(18)	Subsequent Events

On February 25, 2016, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on March 7, 2016 and is expected to be paid on March 17, 2016.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015. The Company’s independent registered public accounting firm, BDO USA LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Universal Truckload Services, Inc.

Warren, Michigan

We have audited Universal Truckload Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal Truckload Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Truckload Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Truckload Services, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

March 15, 2016

ITEM 9B:	OTHER INFORMATION

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 28, 2016. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 28, 2016.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 28, 2016.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 28, 2016.

The following table presents information about equity plans under which equity securities of the Company are authorized for issuance at December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	68,225	$—	(1)	316,880
Equity compensation plans not approved by security holders	—	$—		—
Total	68,225	$—	(1)	316,880

(1)

Reflects shares to be issued under restricted stock bonus awards, which do not have an exercise price.  As of December 31, 2015, the Company has no outstanding options, warrants or rights that require payment of an exercise price.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 28, 2016.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 28, 2016.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004).

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report filed on November 1, 2012).

3.3	Third Amended and Restated Bylaws, as amended effective May 13, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2015).

4.1

Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012).

4.2	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004 (Commission File No. 333-120510)).

10.1

Consulting Agreement between Universal Truckload Services, Inc. and Manuel J. Moroun, dated April 24, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2013).

10.2+

Employment Agreement, dated June 2, 2014, by and between Universal Management Services, Inc. and Jeff Rogers (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2015).

10.3

Service Level Agreement between Universal Truckload Services, Inc. and Data System Services, LLC dated as of January 1, 2015 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2015).

10.4+

Restricted Stock Bonus Award Agreement dated as of March 5, 2015 between the Registrant and Jeff Rogers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2015).

10.5+

Restricted Stock Bonus Award Agreement dated as of April 29, 2015 between the Registrant and Jeff Rogers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2015).

10.6

Revolving Credit and Security Agreement, dated as of December 23, 2015, among Universal Truckload, Inc., Universal Dedicated, Inc., Mason Dixon Intermodal, Inc., Logistics Insight Corp., Universal Logistics Solutions International, Inc., Universal Specialized, Inc., Cavalry Logistics, LLC and Universal Management Services, Inc., and PNC Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

Exhibit No.	Description

10.7

Master Security Agreement dated as of December 23, 2015 between LGSI Equipment of Indiana, LLC, and Key Equipment Finance (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.8

Promissory Note dated as of December 23, 2015 by LGSI Equipment of Indiana, LLC in favor of Key Equipment Finance (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.9

Promissory Note dated as of December 23, 2015 by LGSI Equipment of Indiana, LLC in favor of Key Equipment Finance (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.10

Promissory Note dated as of December 23, 2015 by LGSI Equipment of Indiana, LLC in favor of Key Equipment Finance (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.11

Promissory Note dated as of December 23, 2015 by LGSI Equipment of Indiana, LLC in favor of Key Equipment Finance (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.12

Promissory Note dated as of December 23, 2015 by LGSI Equipment of Indiana, LLC in favor of Key Equipment Finance (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.13

Consent Agreement to Collateral Schedule No. 1, dated as of December 23 2015 between LGSI Equipment of Indiana, LLC, and Key Equipment Finance (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.14

Consent Agreement to Collateral Schedule No. 2, dated as of December 23 2015 between LGSI Equipment of Indiana, LLC, and Key Equipment Finance (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.15

Consent Agreement to Collateral Schedule No. 3, dated as of December 23 2015 between LGSI Equipment of Indiana, LLC, and Key Equipment Finance (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.16

Consent Agreement to Collateral Schedule No. 4, dated as of December 23 2015 between LGSI Equipment of Indiana, LLC, and Key Equipment Finance (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.17

Consent Agreement to Collateral Schedule No. 5, dated as of December 23 2015 between LGSI Equipment of Indiana, LLC, and Key Equipment Finance (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.18

Amendment No. 1 to Master Security Agreement dated as of December 23, 2015 between LGSI Equipment of Indiana, LLC, and Key Equipment Finance (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.19

Guaranty dated as of December 23, 2015 among certain subsidiaries of the Registrant and Key Equipment Finance (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.20

Credit Agreement dated as of December 23, 2015 between Westport Axle Corp. and Comerica Bank (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.21

Security Agreement dated as of December 23, 2015 among certain subsidiaries of the Registrant and Comerica Bank (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.22

Guaranty dated as of December 23, 2015 among certain subsidiaries of the Registrant and Comerica Bank (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.23	Guaranty dated as of December 23, 2015 between the Registrant and Comerica Bank (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.24

Pledge Agreement dated as of December 23, 2015 between the Registrant, the lending parties thereto and Comerica Bank (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

Exhibit No.	Description

10.25

Loan and Financing Agreement dated as of December 23, 2015 between Registrant and Flagstar Bank (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.26

Promissory Note dated as of December 23, 2015 by the Registrant in favor of Flagstar Bank (incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.27+

Restricted Stock Bonus Award Agreement dated as of December 23, 2015 between the Registrant and David A. Crittenden (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.28+

Restricted Stock Bonus Award Agreement dated as of February 24, 2016 between the Registrant and Jeff Rogers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2016).

21.1*	Subsidiaries of Universal Truckload Services, Inc.

23.1*	Consent of BDO USA LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

+	Indicates a management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Truckload Services, Inc.
(Registrant)
By:	/s/ David A. Crittenden
David A. Crittenden, Chief Financial Officer

Date: March 15, 2016

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

Signatures	Title	Date

/s/ Jeff Rogers	Chief Executive Officer	March 15, 2016
Jeff Rogers	(Principal Executive Officer)
/s/ David A. Crittenden	Chief Financial Officer and Treasurer	March 15, 2016
David A. Crittenden	(Principal Financial and Accounting Officer)
/s/ Matthew T. Moroun	Chairman of the Board	March 15, 2016
Matthew T. Moroun
/s/ Manuel J. Moroun	Director	March 15, 2016
Manuel J. Moroun
/s/ Frederick P. Calderone	Director	March 15, 2016
Frederick P. Calderone
/s/ Joseph J. Casaroll	Director	March 15, 2016
Joseph J. Casaroll
/s/ Daniel J. Deane	Director	March 15, 2016
Daniel J. Deane
/s/ Michael A. Regan	Director	March 15, 2016
Michael A. Regan
/s/ Daniel C. Sullivan	Director	March 15, 2016
Daniel C. Sullivan
/s/ Richard P. Urban	Director	March 15, 2016
Richard P. Urban
/s/ H.E. “Scott” Wolfe	Director	March 15, 2016
H. E. “Scott” Wolfe