Form 10-Q
period 2016-04-02
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2016-05-12
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 0-51142

UNIVERSAL LOGISTICS HOLDINGS, INC.

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 2, 2016, was 28,414,346.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	April 2, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$11,731	$12,930
Marketable securities	13,378	13,431
Accounts receivable – net of allowance for doubtful accounts of $5,344 and $5,173, respectively	139,253	141,275
Other receivables	14,401	15,422
Due from affiliates	1,827	1,924
Prepaid expenses and other	16,026	17,858
Total current assets	196,616	202,840
Property and equipment – net of accumulated depreciation of $176,147 and $171,815, respectively	206,497	177,189
Goodwill	74,484	74,484
Intangible assets – net of accumulated amortization of $45,373 and $43,495, respectively	42,787	44,665
Deferred income taxes	8,771	6,427
Other assets	5,039	3,894
Total assets	$534,194	$509,499
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$72,984	$46,347
Due to affiliates	2,899	3,413
Accrued expenses and other current liabilities	19,864	18,989
Insurance and claims	19,330	21,906
Income taxes payable	96	1,045
Current maturities of capital lease obligations	123	916
Current portion of long-term debt, net of debt issuance costs of $264 and $264, respectively	64,472	61,224
Total current liabilities	179,768	153,840
Long-term liabilities:
Long-term debt, net of debt issuance costs of $1,195 and $1,235, respectively	168,930	172,190
Capital lease obligations, net of current maturities	170	1,065
Deferred income taxes	46,178	46,840
Other long-term liabilities	2,803	4,483
Total long-term liabilities	218,081	224,578
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,894,727 and 30,884,727 shares issued; 28,408,900 and 28,398,900 shares outstanding, respectively	30,895	30,885
Paid-in capital	3,116	2,914
Treasury stock, at cost; 2,485,827 shares	(50,018)	(50,018)
Retained earnings	155,232	149,743
Accumulated other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net of income taxes of $(1,032) and $(1,015), respectively	1,836	1,801
Interest rate swaps, net of income taxes of $138 and $0, respectively	(231)	-
Foreign currency translation adjustments	(4,485)	(4,244)
Total shareholders’ equity	136,345	131,081
Total liabilities and shareholders’ equity	$534,194	$509,499

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended
	April 2, 2016	March 28, 2015
Operating revenues:
Transportation services	$149,924	$160,404
Value-added services	75,554	70,218
Intermodal services	34,916	32,939
Total operating revenues	260,394	263,561
Operating expenses:
Purchased transportation and equipment rent	121,665	132,080
Direct personnel and related benefits	64,010	51,510
Commission expense	8,072	8,818
Operating expenses (exclusive of items shown separately)	23,926	27,045
Occupancy expense	7,723	6,827
Selling, general, and administrative	8,350	9,006
Insurance and claims	4,172	4,170
Depreciation and amortization	8,546	9,038
Total operating expenses	246,464	248,494
Income from operations	13,930	15,067
Interest income	123	13
Interest expense	(2,086)	(1,855)
Other non-operating income	138	107
Income before provision for income taxes	12,105	13,332
Provision for income taxes	4,628	5,168
Net income	$7,477	$8,164
Earnings per common share:
Basic	$0.26	$0.27
Diluted	$0.26	$0.27
Weighted average number of common shares outstanding:
Basic	28,402	29,992
Diluted	28,402	29,998
Dividends declared per common share	$0.07	$0.07

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended
	April 2, 2016	March 28, 2015
Net Income	$7,477	$8,164
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments arising during the period, net of income taxes	10	(74)
Realized loss on available-for-sale investments reclassified into income, net of taxes	25	-
Unrealized changes in fair value of interest rate swaps, net of income taxes	(231)	-
Foreign currency translation adjustments	(241)	(523)
Total other comprehensive income (loss)	(437)	(597)
Total comprehensive income	$7,040	$7,567

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	April 2, 2016	March 28, 2015
Cash flows from operating activities:
Net income	$7,477	$8,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,546	9,038
Loss on sale of marketable equity securities	39	—
Gain on disposal of property and equipment	(142)	(28)
Amortization of debt issuance costs	68	173
Stock-based compensation	212	63
Provision for doubtful accounts	541	734
Deferred income taxes	(2,939)	(190)
Change in assets and liabilities:
Trade and other accounts receivable	2,785	(15,190)
Prepaid income taxes, prepaid expenses and other assets	692	(719)
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	23,646	9,558
Due to/from affiliates, net	(427)	1,157
Other long-term liabilities	(2,049)	(1,176)
Net cash provided by operating activities	38,449	11,584
Cash flows from investing activities:
Capital expenditures	(36,115)	(2,188)
Proceeds from the sale of property and equipment	318	128
Purchases of marketable securities	(5)	(1,050)
Proceeds from sale of marketable securities	71	—
Net cash used in investing activities	(35,731)	(3,110)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	3,217	27,418
Repayments of debt - revolving debt	(14,552)	(32,788)
Proceeds from borrowing - equipment notes	18,933	—
Repayments of debt - equipment notes	(6,150)	—
Repayments of debt - term debt	(1,500)	(2,142)
Payment of capital lease obligations	(1,688)	(287)
Dividends paid	(1,988)	(2,100)
Capitalized financing costs	(28)	—
Purchases of treasury stock	—	(623)
Net cash used in financing activities	(3,756)	(10,522)
Effect of exchange rate changes on cash and cash equivalents	(161)	(406)
Net decrease in cash	(1,199)	(2,454)
Cash and cash equivalents – beginning of period	12,930	8,001
Cash and cash equivalents – end of period	$11,731	$5,547

Supplemental cash flow information:
Cash paid for interest	$2,105	$1,776
Cash paid for income taxes	$8,589	$9,053

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc., formerly known as Universal Truckload Services, Inc., and its wholly-owned subsidiaries (“we”, “us”, “our”, “Universal”, or “the Company”), have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

Certain immaterial reclassifications have been made to the prior financial statements in order for them to conform to the April 2, 2016 presentation.

(2)	Marketable Securities

At April 2, 2016 and December 31, 2015, marketable securities, all of which are available-for-sale, consist of common and preferred stocks.  Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary.  Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value.  Fair values are based on quoted market prices at the reporting date.  Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At April 2, 2016
Equity Securities	$10,509	$4,029	$(1,160)	$13,378

At December 31, 2015
Equity Securities	$10,614	$3,958	$(1,141)	$13,431

Included in equity securities at April 2, 2016 are securities with a fair value of $3.9 million with a cumulative loss position of $1.2 million, the impairment of which we consider to be temporary.  We consider several factors in our determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities.  We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Marketable Securities - continued

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At April 2, 2016
Equity securities	$3,441	$971	$451	$189	$3,892	$1,160

At December 31, 2015
Equity securities	$3,099	$987	$345	$154	$3,444	$1,141

Our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the oil and gas, banking, communications, and transportation industries.  The fair value and unrealized losses are distributed in 38 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss.  We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, as well as our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at April 2, 2016.

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

(3)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	April 2, 2016	December 31, 2015

Payroll related items	$10,135	$6,833
Driver escrow liabilities	3,903	4,486
Commissions, taxes and other	5,826	7,670
Total	$19,864	$18,989

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at April 2, 2016	April 2, 2016	December 31, 2015
Outstanding Debt:
PNC $120 million revolving credit facility
LIBOR rate advance	LIBOR + 1.50%	$55,000	$55,000
Domestic rate advance	Prime + 0.50%	500	4,569
Key equipment notes	3.75%	77,645	83,578
Daimler equipment notes	3.23%	6,761	-
PACCAR equipment notes	3.69%	11,955	-
Comerica syndicated credit facility
$40 million term loan	LIBOR + 2.50%	38,500	40,000
$20 million revolving credit facility
LIBOR rate advance	LIBOR + 2.00%	4,500	6,000
PRIME rate advance	Prime + 1.00%	—	5,766
Flagstar Bank $40 million unsecured term loan	LIBOR + 3.50%	40,000	40,000
UBS secured borrowing facility	LIBOR + 1.10%	—	—
		234,861	234,913
Less current portion		64,736	61,488
Total long-term debt		$170,125	$173,425

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

At April 2, 2016 and December 31, 2015, long-term debt and current maturities of long-term debt are presented net of debt issuance cost totaling $1.4 million and $1.5 million, respectively, in our Consolidated Balance sheets.

During the thirteen weeks ended April 2, 2016, a wholly-owned subsidiary of the Company entered into installment obligations totaling approximately $18.9 million for the purpose of purchasing revenue equipment. The promissory notes will be repaid in 60 monthly installments at interest rates ranging from 3.23% to 3.69%. At April 2, 2016, the aggregate principal outstanding pursuant to the promissory notes totaled $18.7 million.

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

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.2 million Swing Loan sub-facility and provides for $3.0 million in letters of credit.  There were no amounts outstanding under the Swing Loan sub-facility at April 2, 2016 and December 31, 2015, and no letters of credit were issued against the line.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

Borrowings under the Revolving Credit and Security Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each.  The applicable margin fluctuates based on the Borrowing Subsidiaries’ quarterly average excess availability, as defined in the Revolving Credit and Security Agreement.  Interest on the unpaid balance of all base rate advances is payable quarterly in arrears on the first day of each calendar quarter.  Interest on the unpaid balance of each LIBOR based advance of the revolving credit facility is payable on the last day of the applicable LIBOR interest period.  At April 2, 2016, interest on a $55.0 million LIBOR rate advance accrued at 1.94% based on 30-day LIBOR, and interest on a $0.5 million domestic rate advance accrued at 4.0% based on PNC’s prime rate.

The Revolving Credit and Security Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event, as defined in the Revolving Credit and Security Agreement.  The Revolving Credit and Security Agreement also includes customary mandatory prepayments provisions and is subject to an unused revolving credit line fee of 0.25%.  At April 2, 2016, we were in compliance with the debt covenants.

As security for all indebtedness pursuant to the Revolving Credit and Security Agreement, PNC was granted a first priority perfected security interest in cash, deposits and accounts receivable of the Borrowing Subsidiaries and selected other assets. At April 2, 2016, our $55.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $92.5 million.  At April 2, 2016, availability, as defined in the Revolving Credit and Security Agreement, was $29.6 million.

Equipment Credit Agreement

LGSI Equipment of Indiana, LLC, a wholly-owned subsidiary of the Company (the “Equipment Borrowing Subsidiary”), entered into a Master Security Agreement and five Promissory Notes (collectively the “Equipment Credit Agreement”) with Key Equipment Finance, a division of KeyBank National Association (“KeyBank”).  Under the Equipment Credit Agreement, the Equipment Borrowing Subsidiary borrowed approximately $83.6 million.  The promissory notes are being paid in 60 monthly installments, including interest, beginning on January 23, 2016 and bear interest at a fixed rate of 3.75%.

Additionally, all obligations under the Equipment Credit Agreement are guaranteed by Universal Dedicated, Inc., Logistics Insight Corp., Universal Truckload, Inc., Universal Specialized, Inc. and Mason Dixon Intermodal, Inc. (each a wholly-owned subsidiary of the Company) in connection with each subsidiary’s lease of equipment.  The Equipment Credit Agreement also includes financial covenants requiring the Equipment Borrowing Subsidiary to maintain a ratio of operating cash flow to fixed charges of not less than 1.1:1, as defined in the agreement.  The first test for compliance is due in the second fiscal quarter of 2016.

As security for all indebtedness pursuant to the Equipment Credit Agreement, KeyBank was granted liens on selected titled vehicles of the Equipment Borrowing Subsidiary set forth on various collateral schedules.  The Equipment Borrowing Subsidiary may sell or dispose of equipment secured under the Equipment Credit Agreement provided the disposed equipment is replaced with acceptable equipment as collateral, if we pay down of a portion of the loan plus breakage charges and handling charges, as defined in the promissory notes, or if KeyBank, at its option, releases the equipment without pay down or pre-payment. At April 2, 2016, the aggregate principal outstanding pursuant to the five promissory notes totaled $77.6 million.

UNIVERSAL LOGISTICS HOLDINGS, INC.

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

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each.  The applicable margin fluctuates based on Westport’s total debt to EBITDA ratio, as defined in the Credit Agreement.  At April 2, 2016, interest on the $38.5 million term loan accrued at 2.93% based on 30-day LIBOR, and interest on the $4.5 million LIBOR rate revolving credit advance accrued at 2.43% based on 30-day LIBOR.

To support daily borrowing and other operating requirements, the revolving credit facility contains a $4.0 million Swing Line sub-facility and provides for $2.0 million in letters of credit.  Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by Comerica Bank in its sole discretion.  There were no amounts outstanding under the Swing Line at April 2, 2016 and December 31, 2015, and no letters of credit were issued against the line.

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

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.50%, depending on Westport’s ratio of total debt to EBITDA.  Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment.  Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable and inventory of Westport, pursuant to a monthly borrowing base certificate.  At April 2, 2016, our $4.5 million revolver advance was secured by, among other assets, net eligible accounts receivable and inventory of $13.0 million and $4.8 million, respectively.  At April 2, 2016, availability, as defined in the Credit Agreement, was $9.0 million.

The Credit Agreement requires Westport to repay the borrowings made under the term loan and the revolving credit facility as follows: 50% (which percentage shall be reduced to zero subject to Westport attaining a certain leverage ratio) of Westport’s annual excess cash flow, as defined; 100% of the net cash proceeds if we sell Westport’s machining division; 50% of net proceeds from certain equity issuances; 100% of proceeds from the issuance of certain indebtedness; and 100% of net proceeds from the sale of certain assets, insurance and condemnation proceeds.

UNIVERSAL LOGISTICS HOLDINGS, INC.

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

The Credit Agreement includes financial covenants requiring Westport to maintain a minimum fixed charge coverage ratio, minimum quarterly EBITDA amounts, as defined in the Credit Agreement, and a maximum debt to EBITDA ratio, as well as customary affirmative and negative covenants and events of default.  At April 2, 2016, we were in compliance with the debt covenants.

$40 million Loan and Financing Agreement

The Company entered into a Loan and Financing Agreement (the “Loan Agreement”) with Flagstar Bank, F.S.B. (“Flagstar”) to provide for a $40.0 million unsecured term loan. Proceeds of the unsecured term loan were advanced on December 23, 2015, and the outstanding principal balance is due on or before July 15, 2016.   Borrowings under the unsecured term loan bear interest at LIBOR, plus 3.5%, and interest on the unpaid balance is payable monthly commencing on February 1, 2016.  The Company may voluntarily repay the loan in whole or in part at any time, subject to certain customary breakage costs.  At April 2, 2016, the outstanding principal balance was $40.0 million and interest accrued at 3.94%.

The Loan Agreement provides for a conversion option whereby Flagstar has preliminarily agreed to refinance the unsecured term loan with up to $40.0 million of secured real estate term notes with UTSI Finance, Inc. (“UTSI Finance”), a wholly-owned subsidiary of the Company.  Each UTSI Finance real estate term note will be secured by a first mortgage on a particular parcel of real estate and improvements included in the collateral pool, as defined in the agreement.  Refinancing under the secured real estate term notes is subject to, among other things, the satisfaction of all conditions at conversion including satisfactory receipt and review of appraisals, environmental and title work, and insurance policies with respect to the assets in the collateral pool. Our evaluation of this conversion option resulted in short-term classification of the loan balance.

Swap Agreements

During the thirteen weeks ended April 2, 2016, the Company entered into two forward interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $15.7 million at April 2, 2016. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 forward swap (swap A) is effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and the March 2016 forward swap (swap B) is effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022. The fair value of these swap agreements was a liability of $0.4 million at April 2, 2016. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 5 for additional information pertaining to interest rate swaps.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

UBS Secured Borrowing Facility

We also maintain a secured borrowing facility at UBS Financial Services, Inc., or UBS, using our marketable securities as collateral for the short-term line of credit.  The line of credit bears an interest rate equal to LIBOR plus 1.10% (effective rate of 1.54% at April 2, 2016), and interest is adjusted and billed monthly.  No principal payments are due on the borrowing; however, the line of credit is callable at any time.  The amount available under the line of credit is based on a percentage of the market value of the underlying securities.  If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit.  At both April 2, 2016 and December 31, 2015, there were no amounts outstanding under the line of credit, and the maximum available borrowings were $7.4 million.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	April 2, 2016
	Level 1	Level 2	Level 3	Asset/(Liability) Fair Value Measurement
Assets
Cash equivalents	$291	$—	$—	$291
Marketable securities	13,378	—	—	13,378
Liabilities
Interest rate swaps	—	(369)	—	(369)
Total	$13,669	$(369)	$—	$13,300

	December 31, 2015
	Level 1	Level 2	Level 3	Asset/(Liability) Fair Value Measurement
Assets
Cash equivalents	$96	$—	$—	$96
Marketable securities	13,431	—	—	13,431
Total	$13,527	$—	$—	$13,527

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
•

Marketable securities – Marketable securities represent equity securities, which consist of common and preferred stocks, are actively traded on public exchanges and are listed as Level 1 assets.  Fair value was measured based on quoted prices for these securities in active markets.

•

Interest rate swaps - The fair value of our interest rate swaps, as provided by a third party service provider, is determined using a methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments.  The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. The fair value measurement also incorporates credit valuation adjustments to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk.

Our revolving credit and term loan agreements with PNC, Comerica Bank and Flagstar consist of variable rate borrowings.  We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy.  The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at April 2, 2016 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$96,361	$96,417

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates

Through December 31, 2004, we were a wholly-owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of our common stock to the shareholders of CenTra.  Subsequent to our initial public offering in 2005, our majority shareholders retained and continue to hold a controlling interest in us.  In the normal course of business, CenTra and affiliates of CenTra provide administrative support services to us, including legal, human resources, tax, and IT infrastructure services to host our accounting systems in a data center environment.  The cost of these services is based on the actual or estimated utilization of the specific service.

In addition to the administrative support services described above, we purchase other services from affiliates. Following is a schedule of cost incurred for services provided by affiliates for the thirteen weeks ended April 2, 2016 and March 28, 2015 (in thousands):

	Thirteen weeks ended
	April 2, 2016	March 28, 2015

Administrative support services	$676	$712
Truck fuel, tolls and maintenance	605	147
Real estate rent and related costs	4,008	3,101
Insurance and employee benefit plans	11,311	11,140
Contracted transportation services	200	214
Total	$16,800	$15,314

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

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At April 2, 2016 and December 31, 2015, amounts due to affiliates were $2.9 million and $3.4 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At April 2, 2016 and December 31, 2015, there were $9.0 million and $11.5 million, respectively, included in each of these accounts for insured claims.

We used an affiliate to provide real property improvements to us totaling $1.0 million during the thirteen weeks ended April 2, 2016, and also purchased wheels and tires for new trailering equipment from an affiliate totaling $0.8 million during the same period.  During the thirteen weeks ended March 28, 2015, we purchased used snow removal equipment from an affiliate for $18,000.

We periodically use the law firm of Sullivan Hincks & Conway to provide us legal services.  Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway.  Not included in the table above are amounts paid for legal services during the thirteen weeks ended March 28, 2015 of $1,400.  No amounts were paid for legal services during the thirteen weeks ended April 2, 2016

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks ended April 2, 2016 and March 28, 2015 (in thousands):

	Thirteen weeks ended
	April 2, 2016	March 28, 2015
Transportation and intermodal services	$196	$172
Truck fueling and maintenance	-	-
Total	$196	$172

At April 2, 2016 and December 31, 2015, amounts due from affiliates were $1.8 million and $1.9 million, respectively.

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended
	April 2, 2016	March 28, 2015
Unrealized holding gains (losses) on available-for-sale investments arising during the period:
Gross amount	$13	$(124)
Income tax (expense) benefit	(3)	50
Net of tax amount	$10	$(74)

Realized losses on available-for-sale investments reclassified into income:
Gross amount	$39	$—
Income tax benefit	(14)	—
Net of tax amount	$25	$—

Unrealized holding losses on interest rate swaps arising during the period:
Gross amount	$(369)	$—
Income tax benefit	138	—
Net of tax amount	$(231)	$—

Foreign currency translation adjustments	$(241)	$(523)

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Stock Based Compensation

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

On December 23, 2015, the Company granted 50,000 shares of restricted stock to certain of its employees. The restricted stock grants have a grant date fair value of $14.93 per share, based on the closing price of the Company’s stock, of which 25% vested immediately, and an additional 25% will vest in three equal increments on each December 20 in 2016, 2017 and 2018.

On March 5, 2015, the Company granted an additional 10,000 shares of restricted stock to its Chief Executive Officer. The restricted stock grants vested 25% on March 5, 2015, and an additional 25% will vest on each anniversary of the grant through March 5, 2018, subject to continued employment with the Company.  On April 29, 2015, the Company granted an additional 20,000 shares of restricted stock to the Chief Executive Officer. These restricted stock grants vested 25% on April 29, 2015, and an additional 25% will vest in three equal increments on each March 5 in 2016, 2017 and 2018.  On February 24, 2016, the Company granted and additional 10,000 shares of restricted stock to the Chief Executive Officer. These restricted stock grants vested 25% on February 24, 2016, and an additional 25% will vest in three equal increments on each March 5 in 2017, 2018 and 2019.

On December 20, 2012, the Company granted 178,137 shares of restricted stock to certain of its employees.  The restricted stock grants vested 20% on December 20, 2012, and an additional 20% will vest on each anniversary of the grant through December 20, 2016, subject to continued employment with the Company.

A grantee’s vesting may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	68,225	$17.80
Granted	10,000	$15.55
Vested	(10,000)	$21.20
Forfeited	—	$—
Balance at April 2, 2016	68,225	$16.97

During the thirteen weeks ended April 2, 2016 and March 28, 2015, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million and $0.1 million, respectively.  As of April 2, 2016, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.3 million during the remainder of 2016, and $0.4 million, $0.4 million, and $0.1 million in 2017, 2018, and 2019, respectively.

(9)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock.  Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.   For the thirteen weeks ended April 2, 2016 and March 28, 2015, there were zero and 5,700 weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share, respectively.

For the thirteen weeks ended April 2, 2016, 68,225 shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.  No shares were excluded from the calculation of diluted earnings per share for the thirteen weeks ended March 28, 2015.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Dividends

On February 25, 2016, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on March 7, 2016 and paid on March 17, 2016.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments as of and for the thirteen week period ended April 2, 2016 and March 28, 2015 (in thousands):

	Thirteen weeks ended April 2, 2016
	Transportation	Logistics	Other	Total
Operating revenues	$157,546	$102,557	$291	$260,394
Eliminated inter-segment revenues	568	1,997	-	2,565
Income from operations	5,888	8,549	(507)	13,930
Total assets	208,313	285,755	40,126	534,194

	Thirteen weeks ended March 28, 2015
	Transportation	Logistics	Other	Total
Operating revenues	$167,233	$96,232	$96	$263,561
Eliminated inter-segment revenues	617	1,197	—	1,814
Income from operations	6,350	8,773	(56)	15,067
Total assets	233,861	263,388	37,088	534,337

(12)	Commitments and Contingencies

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

At April 2, 2016, approximately 28% of our employees in the United States, Canada and Colombia, and 92% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, less than 10% of which are subject to contracts that expire in 2016.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provided new accounting guidance related to revenue recognition. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;  (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance was originally effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption was original not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. In July 2015, the FASB voted to delay of the effective date of the new standard by one year.  As a result of the delay, the revenue recognition standard will be effective for public companies in 2018, with early adoption permitted.  We are evaluating the effect, if any, that adopting this new accounting standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which is intended to simplify the presentation of debt issuance costs.  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update.  The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015 for public companies.  On January 1, 2016, the Company adopted this ASU on a retrospective basis.  Adoption resulted in a reclassification in the Company’s current prepaid expenses and other, and noncurrent other assets in its consolidated balance sheet as of December 31, 2015 of $0.3 million and $1.2 million, respectively. The corresponding decreases were in the net presentation of the Company’s debt liability to the current portions of long-term debt and noncurrent long-term debt, respectively.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which is intended to simplify the presentation of deferred income taxes.  The ASU requires that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet.  The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies.  The Company has early adopted this ASU effective January 1, 2016 on a retrospective basis. Adoption resulted in a reclassification of the Company’s deferred tax liability in its consolidated balance sheet as of December 31, 2015. The reclassification resulted in a $6.4 million decrease in the current deferred income tax asset and a corresponding increase in the noncurrent deferred tax asset.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

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

On April 28, 2016, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on May 9, 2016 and expected to be paid on May 19, 2016.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2015, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services. Our intermodal services and transportation services associated with individual freight shipments coordinated by our agents and company-managed terminals are aggregated into our reportable transportation segment, while our value-added services and transportation services to specific customers on a dedicated basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks ended April 2, 2016 and March 28, 2015, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended
	April 2, 2016	March 28, 2015
Operating revenues:
Transportation services	57.6%	60.9%
Value-added services	29.0	26.6
Intermodal services	13.4	12.5
Total operating revenues	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended April 2, 2016 and March 28, 2015, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	April 2, 2016	March 28, 2015
Operating revenues:	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	46.7	50.1
Direct personnel and related benefits	24.6	19.5
Commission expense	3.1	3.3
Operating expenses (exclusive of items shown separately)	9.2	10.3
Occupancy expense	3.0	2.6
Selling, general, and administrative	3.2	3.4
Insurance and claims	1.6	1.6
Depreciation and amortization	3.3	3.4
Total operating expenses	94.7	94.3
Income from operations	5.3	5.7
Interest and other non-operating income (expense), net	(0.7)	(0.7)
Income before provision for income taxes	4.6	5.1
Provision for income taxes	1.8	2.0
Net income	2.9%	3.1%

Thirteen Weeks Ended April 2, 2016 Compared to Thirteen Weeks Ended March 28, 2015

Operating revenues. Operating revenues for the thirteen weeks ended April 2, 2016 decreased $3.2 million, or 1.2%, to $260.4 million from $263.6 million for the thirteen weeks ended March 28, 2015. Included in operating revenues are fuel surcharges, where separately identifiable, of $11.8 million for the thirteen weeks ended April 2, 2016 compared to $20.2 million for the thirteen weeks ended March 28, 2015.  Revenues from our transportation segment decreased $9.7 million, or 5.8%, while income from operations decreased $0.5 million, or 7.8%, compared to the same period last year.  In our logistics segment, revenues increased $6.4 million, or 6.7%, over the same period last year, and income from operations decreased $0.3 million, or 3.4%, compared to the same period last year.  Overall, operating revenues declined due to several factors including a decline in fuel surcharges, a slowdown in key markets including steel, metals, and energy, and soft pricing conditions in the market during the first quarter of 2016.  The overall decline in operating revenues led to the year-over-year decrease in operating income to $13.9 million for the thirteen weeks ended April 2, 2016 compared to $15.1 million during the same period last year.

The decrease in our total operating revenues was primarily the result of a $10.5 million decrease in our transportation services revenue.  This decrease was partially offset by increases in our value-added service and intermodal service revenues of $5.3 million and $2.0 million, respectively.  The decrease in transportation services revenues was primarily the result of a decrease in fuel surcharge revenue and pricing. The pricing conditions were influenced by softening conditions and mix of freight hauled.  For the thirteen weeks ended April 2, 2016, our operating revenue per loaded mile, excluding fuel surcharges, decreased to $2.21 from $2.44 for thirteen weeks ended March 28, 2015, while the number of loads increased modestly to approximately 148,000 during the thirteen weeks ended April 2, 2016, compared to approximately 147,000 in the same period last year.

Value-added services increased by 7.5% to $75.6 million during the thirteen weeks ended April 2, 2016.  The increase is the result of a new program launch during the quarter and new business awarded in the second half of 2015.  At April 2, 2016, we provided value-added services at 48 locations compared to 47 at March 28, 2015.

Our intermodal operations experienced an increase in operating revenues per loaded mile and an increase in the number of loads hauled. Operating revenue per loaded mile, excluding fuel surcharges, for the thirteen weeks ended April 2, 2016 increased to $4.53 from $4.17 for the same period last year. The number of loads increased to approximately 81,000 for the thirteen weeks ended April 2, 2016 compared to approximately 74,000 during the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended April 2, 2016 decreased by $10.4 million, or 7.9%, to $121.7 million from $132.1 million for the thirteen weeks ended March 28, 2015. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services.  The absolute decrease was primarily the result of a decrease in transportation services, which was partially offset by an increase in intermodal and value-added service revenues.  As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 46.7% for the thirteen weeks ended April 2, 2016 from 50.1% for the thirteen weeks ended March 28, 2015.  For the thirteen weeks ended April 2, 2016, transportation services decreased to 57.6% of total operating revenues compared to 60.9% in the same period last year.  Combined, intermodal and value-added services, which typically operate with lower purchased transportation and equipment rental costs, increased to 42.4% of total operating revenues for the thirteen weeks ended April 2, 2016, compared to 39.1% during the same period last year.

Direct personnel and related benefits.    Direct personnel and related benefits expenses for the thirteen weeks ended April 2, 2016 increased by $12.5 million, or 24.3%, to $64.0 million compared to $51.5 million for the thirteen weeks ended March 28, 2015. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations.  During the thirteen weeks ended April 2, 2016, we experienced an increase in direct personnel and related benefit costs attributable to increased direct labor costs compared to plan in order to support extended implementation and higher than anticipated customer production schedules.  As a percentage of operating revenues, personnel and related benefits expenses increased to 24.6% for the thirteen weeks ended April 2, 2016, compared to 19.5% for the thirteen weeks ended March 28, 2015. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirteen weeks ended April 2, 2016 decreased by $0.7 million, or 8.0%, to $8.1 million from $8.8 million for the thirteen weeks ended March 28, 2015. The absolute decrease was primarily the result of a decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, except in cases where we generate a higher proportion of our revenues at company-managed terminals.  As a percentage of operating revenues, commission expense decreased to 3.1% for the thirteen weeks ended April 2, 2016, compared to 3.3% for the thirteen weeks ended March 28, 2015. As a percentage of operating revenues, the decrease in commission expense is due to a shift in our business mix. Valued-added services, where no commissions are paid, represents 29.0% of operating revenue for the thirteen weeks ended April 2, 2016 compared to 26.6% during the same period last year.

Operating expenses (exclusive of items shown separately).    Operating expenses (exclusive of items shown separately) decreased by $3.1 million, or 11.5%, to $23.9 million for the thirteen weeks ended April 2, 2016, compared to $27.0 million for the thirteen weeks ended March 28, 2015. As a percentage of operating revenues, other operating expenses (exclusive of items shown separately) decreased to 9.2% for the thirteen weeks ended April 2, 2016 from 10.3% for the thirteen weeks ended March 28, 2015. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand.  The decrease in operating expenses (exclusive of items shown separately) was primarily the result of decreases in fuel expense on company owned tractors of $2.5 million and utilities expense of $0.8 million due to warmer winter weather conditions compared to the same period last year.

Occupancy expense.    Occupancy expenses increased by $0.9 million, or 13.2%, to $7.7 million for the thirteen weeks ended April 2, 2016, compared to $6.8 million for the thirteen weeks ended March 28, 2015.  The increase is a result of the increase in the number of company-leased facilities.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended April 2, 2016 decreased by $0.7 million, or 7.8%, to $8.3 million from $9.0 million for the thirteen weeks ended March 28, 2015. As a percentage of operating revenues, selling, general and administrative expense decreased 0.2% to 3.2% for the thirteen weeks ended April 2, 2016 from 3.4% for the thirteen weeks ended March 28, 2015.  Selling, general and administrative expense decreased primarily due to decreases in bad debt expense and other selling, general and administrative expenses.

Insurance and claims. Insurance and claims expense remained consistent at $4.2 million for both the thirteen weeks ended April 2, 2016 and March 28, 2015, and as a percentage of revenue also at 1.6%. There were no significant or unusual items impacting insurance and claims.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended April 2, 2016 decreased by $0.5 million, or 5.6%, to $8.5 million from $9.0 million for the thirteen weeks ended March 28, 2015. This decrease was driven primarily by a decrease in amortization expense as certain intangible assets became fully amortized.

Interest expense, net. Net interest expense was $2.0 million for the thirteen weeks ended April 2, 2016 compared to $1.8 million for the thirteen weeks ended March 28, 2015.  The increase of net interest expense reflects the modest increase of outstanding borrowings.  As of April 2, 2016 our outstanding borrowing were $234.9 million compared to $227.8 million at March 28, 2015.

Other non-operating income.  Other non-operating income was $0.1 million for both the thirteen weeks ended April 2, 2016 and March 28, 2015.  There were no significant or unusual items impacting other non-operating income.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended April 2, 2016 was $4.6 million compared to $5.2 million for the thirteen weeks ended March 28, 2015, based on an effective tax rate of 38.3% and 38.8%, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are (1) funds generated by operations, (2) our availability to borrow under our $120 million revolving credit facility with PNC Bank, under our $20 million revolving credit facility with Comerica Bank, on margin against our marketable securities held at UBS, from installment notes, and (3) proceeds from the sales of marketable securities. Additionally, our $120 million revolving credit facility includes an accordion feature which would allow us to increase availability by up to $30 million upon our request.

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

During the thirteen weeks ended April 2, 2016, our capital expenditures totaled $36.1 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the end of 2016, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of 5% to 6% of operating revenues. The anticipated amount is somewhat higher than our historical trends.  We expect to make these capital expenditures for the acquisition of transportation equipment to support our more dynamic approach to fleet management, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock.  We paid $0.28 per common share, or $8.2 million, during the year ended December 31, 2015.  On April 28, 2016, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on May 9, 2016 and is expected to be paid on May 19, 2016.  Declarations of future cash dividends are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Borrowings under the PNC Facility may be made by certain U.S. subsidiary borrowers until, and mature on, December 23, 2020.  Outstanding borrowings bear interest at LIBOR or a base rate, plus an applicable margin for each.  The applicable margin fluctuates based on the borrowing subsidiaries’ quarterly average excess availability, as defined in the PNC Facility.  Upon request, the PNC Facility may be increased by up to $30 million and provides for up to $3 million in letters of credit.  As security for all indebtedness pursuant to the PNC facility, PNC Bank was granted a first priority perfected security interest in cash, deposits and accounts receivable of the borrowing subsidiaries and selected other assets. The credit facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event, as defined in the PNC Facility. The PNC Facility also includes customary mandatory prepayments provisions. At April 2, 2016, our $55.5 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $92.5 million. We did not have any letters of credit issued against the credit facility and $29.6 million was available for borrowing.

The Key Equipment Notes refinanced a substantial portion of our transportation equipment by one of our wholly-owned subsidiaries.  As security for all indebtedness pursuant to the Key Equipment Notes, Key Equipment Finance was granted liens on selected titled vehicles.  Additionally, the obligations under the Key Equipment Notes are guaranteed by certain wholly-owned operating subsidiaries of the Company in connection with each such subsidiary’s lease of equipment. The Key Equipment Notes also include financial covenants requiring the borrowing subsidiary to maintain a ratio of operating cash flow to fixed charges of not less than 1.1:1, as defined in the agreement. At April 2, 2016, the outstanding balance on the Key Equipment Notes totaled $77.6 million. The Key Equipment Notes are payable in 60 monthly installments and bear interest at a fixed rate of 3.75%.

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

As security for all indebtedness under the Comerica Facility, Westport granted a first perfected security interest on all of its tangible and intangible property and in assets acquired in the future.  The Company also pledged 100% of its equity interest in Westport.  The Comerica Facility also contains a “springing” guaranty requiring the Company to guarantee the indebtedness under certain events, as defined in the Comerica Facility. The Comerica Facility includes financial covenants requiring Westport to maintain a minimum fixed charge coverage ratio, minimum quarterly EBITDA amounts, as defined in the credit agreement, and a maximum debt to EBITDA ratio, as well as customary affirmative and negative covenants and events of default.  At April 2, 2016, there were no letters of credit issued under the Comerica Facility, and the outstanding balance was $43.0 million.  At April 2, 2016, our $4.5 million revolver advance was secured by, among other assets, net eligible accounts receivable and inventory totaling $13.0 million and $4.8 million, respectively. At April 2, 2016, availability, as defined in the Comerica Facility, was $9.0 million.

Proceeds of the $40 million Flagstar Loan were advanced on December 23, 2015, and the outstanding principal balance is due on or before July 15, 2016. Borrowings under the Flagstar Loan bear interest at LIBOR, plus 3.5%, and interest on the unpaid balance is payable monthly commencing on February 1, 2016. The Company may voluntarily repay the loan in whole or in part at any time, subject to certain customary breakage costs. The loan agreement provides for a conversion option whereby Flagstar Bank has committed to refinance the unsecured term loan with up to $40 million of secured real estate term notes with a wholly-owned subsidiary of the Company.  Each real estate term note will be secured by a first mortgage on a particular parcel of real estate and improvements included in the collateral pool, as defined in the Flagstar Loan. Refinancing under the secured real estate term notes is subject to, among other things, the satisfaction of all conditions at conversion including satisfactory receipt and review of appraisals, environmental and title work, and insurance policies with respect to the assets in the collateral pool.  At April 2, 2016, the $40 million Flagstar Loan was fully drawn.

During the thirteen weeks ended April 2, 2016, a wholly-owned subsidiary of the Company entered into installment obligations totaling approximately $18.9 million for the purpose of purchasing revenue equipment.  The promissory notes will be repaid in 60 monthly installments at interest rates ranging from 3.23% to 3.75%.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit.  The line of credit bears an interest rate equal to LIBOR plus 1.10%, and interest is adjusted and billed monthly.  No principal payments are due on the borrowing; however, the line of credit is callable at any time.  The amount available under the line of credit is based on a percentage of the market value of the underlying securities.  If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit.  As of April 2, 2016, there was no outstanding balance under the line of credit, and the maximum available borrowings against the line of credit were $7.4 million.

Discussion of Cash Flows

At April 2, 2016, we had cash and cash equivalents of $11.7 million compared to $12.9 million at December 31, 2015.  Net cash provided by operating activities was $38.4 million, while we used $35.7 million in investing activities and $3.8 million in financing activities.

The $38.4 million in net cash provided by operations was primarily attributed to $7.5 million of net income, which reflects non-cash depreciation and amortization, gains on the sales property and equipment, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $6.3 million, net.  Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $24.6 million.   The aggregate decrease in working capital is primarily the result of an increase in trade accounts payable outstanding at the end of the period.  These decreases were partially offset by a decline in other long-term liabilities.  Affiliate transactions decreased net cash provided by operating activities during the thirteen weeks ended April 2, 2016 by $0.4 million.  The decrease consisted of a decrease in accounts payable to affiliates of $0.5 million, while accounts receivable from affiliates also decreased by $0.1 million.

The $35.7 million in net cash used in investing activities consisted of $36.1 million of capital, partially offset by $0.3 million in proceeds from the sale of property and equipment.

We also used $3.8 million in net cash in financing activities.  We paid cash dividends of $2.0 million and $1.7 million in capital lease obligations.   We had outstanding borrowings totaling $234.9 million at both April 2, 2016 and December 31, 2015.  We made $22.2 million of principal repayments and borrowed $22.2 million, including $18.9 million in new equipment notes.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2015. There have been no changes in our accounting policies during the thirteen weeks ended April 2, 2016.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended April 2, 2016. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2016, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended April 2, 2016 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012)

3.3	Certificate of Amendment to Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016)

3.4	Fourth Amended and Restated Bylaws, as amended effective April 28, 2016 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016)

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: May 12, 2016	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer

Date: May 12, 2016	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer