Form 10-Q
period 2016-07-02
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2016-08-11
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 1, 2016, was 28,414,346.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	July 2, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$4,020	$12,930
Marketable securities	14,254	13,431
Accounts receivable – net of allowance for doubtful accounts of $5,418 and $5,173, respectively	146,795	141,275
Other receivables	12,379	15,422
Due from affiliates	2,057	1,924
Prepaid income taxes	1,887	-
Prepaid expenses and other	20,565	17,858
Total current assets	201,957	202,840
Property and equipment – net of accumulated depreciation of $172,993 and $171,815, respectively	207,707	177,189
Goodwill	74,484	74,484
Intangible assets – net of accumulated amortization of $47,245 and $43,495, respectively	40,915	44,665
Deferred income taxes	7,144	6,427
Other assets	4,786	3,894
Total assets	$536,993	$509,499
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$70,643	$46,347
Due to affiliates	5,393	3,413
Accrued expenses and other current liabilities	21,239	18,989
Insurance and claims	18,249	21,906
Income taxes payable	-	1,045
Current maturities of capital lease obligations	109	916
Current portion of long-term debt, net of debt issuance costs of $306 and $264, respectively	33,124	61,224
Total current liabilities	148,757	153,840
Long-term liabilities:
Long-term debt, net of debt issuance costs of $1,336 and $1,235, respectively	195,615	172,190
Capital lease obligations, net of current maturities	136	1,065
Deferred income taxes	45,969	46,840
Other long-term liabilities	3,133	4,483
Total long-term liabilities	244,853	224,578
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,900,304 and 30,884,727 shares issued; 28,414,346 and 28,398,900 shares outstanding, respectively	30,900	30,885
Paid-in capital	3,196	2,914
Treasury stock, at cost; 2,485,958 and 2,485,827 shares, respectively	(50,020)	(50,018)
Retained earnings	162,291	149,743
Accumulated other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net of income taxes of $(1,348) and $(1,015), respectively	2,391	1,801
Interest rate swaps, net of income taxes of $263 and $0, respectively	(434)	-
Foreign currency translation adjustments	(4,941)	(4,244)
Total shareholders’ equity	143,383	131,081
Total liabilities and shareholders’ equity	$536,993	$509,499

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Operating revenues:
Transportation services	$162,724	$180,150	$312,648	$340,554
Value-added services	78,206	75,105	153,760	145,323
Intermodal services	35,883	39,752	70,799	72,691
Total operating revenues	276,813	295,007	537,207	558,568
Operating expenses:
Purchased transportation and equipment rent	132,012	149,085	253,677	281,165
Direct personnel and related benefits	65,348	53,748	129,358	105,258
Commission expense	8,379	9,543	16,451	18,361
Operating expenses (exclusive of items shown separately)	23,566	29,096	47,492	56,141
Occupancy expense	7,974	6,607	15,697	13,434
Selling, general, and administrative	9,139	9,266	17,489	18,272
Insurance and claims	4,486	5,875	8,658	10,045
Depreciation and amortization	9,135	8,867	17,681	17,905
Total operating expenses	260,039	272,087	506,503	520,581
Income from operations	16,774	22,920	30,704	37,987
Interest income	3	12	126	25
Interest expense	(2,118)	(1,913)	(4,204)	(3,768)
Other non-operating income	112	565	250	672
Income before provision for income taxes	14,771	21,584	26,876	34,916
Provision for income taxes	5,724	8,300	10,352	13,468
Net income	$9,047	$13,284	$16,524	$21,448
Earnings per common share:
Basic	$0.32	$0.44	$0.58	$0.72
Diluted	$0.32	$0.44	$0.58	$0.72
Weighted average number of common shares outstanding:
Basic	28,414	29,979	28,408	29,985
Diluted	28,414	29,980	28,408	29,990
Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net Income	$9,047	$13,284	$16,524	$21,448
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of income taxes	555	66	565	(8)
Realized (gains) losses on available-for-sale securities reclassified into income, net of income taxes	-	(176)	25	(176)
Unrealized changes in fair value of interest rate swaps, net of income taxes	(203)	-	(434)	-
Foreign currency translation adjustments	(456)	(243)	(697)	(766)
Total other comprehensive loss	(104)	(353)	(541)	(950)
Total comprehensive income	$8,943	$12,931	$15,983	$20,498

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	July 2, 2016	June 27, 2015
Cash flows from operating activities:
Net income	$16,524	$21,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,681	17,905
Loss (gain) on sale of marketable securities	39	(276)
Loss on disposal of property and equipment	433	153
Amortization of debt issuance costs	153	349
Stock-based compensation	298	173
Provision for doubtful accounts	888	1,260
Deferred income taxes	(1,202)	190
Change in assets and liabilities:
Trade and other accounts receivable	(2,849)	(17,778)
Prepaid income taxes, prepaid expenses and other assets	(5,479)	(4,236)
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	19,801	7,993
Due to/from affiliates, net	1,822	2,711
Other long-term liabilities	(2,018)	(884)
Net cash provided by operating activities	46,091	29,008
Cash flows from investing activities:
Capital expenditures	(46,110)	(9,221)
Proceeds from the sale of property and equipment	1,987	203
Purchases of marketable securities	(10)	(1,156)
Proceeds from sale of marketable securities	71	322
Net cash used in investing activities	(44,062)	(9,852)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	57,393	57,687
Repayments of debt - revolving debt	(72,328)	(67,057)
Proceeds from borrowing - equipment notes	29,272	—
Repayments of debt - equipment notes	(11,995)	—
Proceeds from borrowing - real estate notes	32,781	—
Repayments of debt - term debt	(39,655)	(4,285)
Payment of capital lease obligations	(1,736)	(558)
Dividends paid	(3,977)	(4,198)
Capitalized financing costs	(296)	(76)
Purchases of treasury stock	(2)	(623)
Net cash used in financing activities	(10,543)	(19,110)
Effect of exchange rate changes on cash and cash equivalents	(396)	(340)
Net decrease in cash	(8,910)	(294)
Cash and cash equivalents – beginning of period	12,930	8,001
Cash and cash equivalents – end of period	$4,020	$7,707

Supplemental cash flow information:
Cash paid for interest	$4,018	$3,350
Cash paid for income taxes	$14,943	$16,100

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

Certain immaterial reclassifications have been made to the prior financial statements in order for them to conform to the July 2, 2016 presentation.

(2)	Marketable Securities

At July 2, 2016 and December 31, 2015, marketable securities, all of which are available-for-sale, consist of common and preferred stocks.  Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary.  Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value.  Fair values are based on quoted market prices at the reporting date.  Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At July 2, 2016
Equity Securities	$10,515	$4,618	$(879)	$14,254

At December 31, 2015
Equity Securities	$10,614	$3,958	$(1,141)	$13,431

Included in equity securities at July 2, 2016 are securities with a fair value of $4.0 million with a cumulative loss position of $0.9 million, the impairment of which we consider to be temporary.  We consider several factors in our determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities.  We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

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

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At July 2, 2016
Equity securities	$2,650	$369	$1,399	$510	$4,049	$879

At December 31, 2015
Equity securities	$3,099	$987	$345	$154	$3,444	$1,141

Our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the oil and gas, banking, communications, and transportation industries.  The fair value and unrealized losses are distributed in 37 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss.  We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, as well as our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at July 2, 2016.

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

(3)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	July 2, 2016	December 31, 2015

Payroll related items	$9,058	$6,833
Driver escrow liabilities	4,970	4,486
Commissions, taxes and other	7,211	7,670
Total	$21,239	$18,989

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at July 2, 2016	July 2, 2016	December 31, 2015
Outstanding Debt:
PNC $120 million revolving credit facility
LIBOR rate advance	LIBOR + 1.50%	$50,000	$55,000
Domestic rate advance	Prime + 0.50%	3,900	4,569
Key equipment notes	3.75%	72,470	83,578
Daimler equipment notes	3.23%	6,437	-
PACCAR equipment notes	3.24% to 3.69%	21,948	-
Comerica syndicated credit facility
$40 million term loan	LIBOR + 2.50%	37,000	40,000
$20 million revolving credit facility
LIBOR rate advance	LIBOR + 2.00%	2,500	6,000
PRIME rate advance	Prime + 1.00%	—	5,766
Flagstar real estate notes	LIBOR + 2.25%	32,508	-
Flagstar Bank $40 million unsecured term loan	LIBOR + 3.50%	3,619	40,000
UBS secured borrowing facility	LIBOR + 1.10%	—	—
		230,381	234,913
Less current portion		33,430	61,488
Total long-term debt		$196,951	$173,425

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

At July 2, 2016 and December 31, 2015, long-term debt and current maturities of long-term debt are presented net of debt issuance cost totaling $1.6 million and $1.5 million, respectively, in our Consolidated Balance sheets.

During the twenty-six weeks ended July 2, 2016, a wholly-owned subsidiary of the Company entered into installment obligations totaling approximately $29.3 million for the purpose of purchasing revenue equipment. The promissory notes will be repaid in 60 monthly installments at interest rates ranging from 3.23% to 3.69%. At July 2, 2016, the aggregate principal outstanding pursuant to the promissory notes totaled $28.4 million.

Real Estate Credit Agreement

On June 21, 2016, UTSI Finance, Inc. (“UTSI Finance”), a wholly-owned subsidiary of the Company, entered into a Loan and Financing Agreement with Flagstar Bank, F.S.B (“Flagstar”), along with ten accompanying promissory notes and commercial mortgages (collectively, the “Real Estate Credit Agreement”).  Under the Real Estate Credit Agreement, UTSI Finance borrowed approximately $32.8 million to refinance a portion of the Company’s existing indebtedness with Flagstar pursuant to its $40 million unsecured term loan.  The promissory notes bear interest at a rate of LIBOR plus 2.25%, and will be repaid in consecutive monthly installment payments, plus interest, beginning July 1, 2016.  The promissory notes are due on or before June 30, 2026.  At July 2, 2016, the aggregate principal outstanding pursuant to the ten promissory notes was $32.5 million and interest accrued at 2.71%.

As security for all indebtedness pursuant to the Real Estate Credit Agreement, Flagstar was granted first mortgages and assignment of leases on specific parcels of real estate and improvements included in the collateral pool, as defined in the agreement.  Except for obligations subject to interest rate swap agreements with Flagstar, as defined in the Real Estate Credit Agreement, UTSI Finance may prepay all or a portion of the loans, plus applicable breakage charges and fees.

The Real Estate Credit Agreement also contains customary affirmative and negative covenants and events of default, and requires UTSI Finance to maintain a debt service coverage ratio of not less than 1.02:1, as defined in the Real Estate Credit Agreement.  The first test for compliance is due after the fourth quarter of 2016.

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

$120 million Revolving Credit Facility

Universal Truckload, Inc., Universal Dedicated, Inc., Mason Dixon Intermodal, Inc., Logistics Insight Corp., Universal Logistics Solutions International, Inc., Universal Specialized, Inc., Cavalry Logistics, LLC and Universal Management Services, Inc., (each a wholly-owned subsidiary of the Company, a “Borrowing Subsidiary” and, collectively, the “Borrowing Subsidiaries”) entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) to provide for a revolving credit facility of up to $120 million (which amount may be increased by up to $30 million upon request).  Borrowings under the revolving credit facility may be made until, and mature on, December 23, 2020.

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.2 million Swing Loan sub-facility and provides for $3.0 million in letters of credit.  There were no amounts outstanding under the Swing Loan sub-facility at July 2, 2016 and December 31, 2015, and no letters of credit were issued against the line.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

Borrowings under the Revolving Credit and Security Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each.  The applicable margin fluctuates based on the Borrowing Subsidiaries’ quarterly average excess availability, as defined in the Revolving Credit and Security Agreement.  Interest on the unpaid balance of all base rate advances is payable quarterly in arrears on the first day of each calendar quarter.  Interest on the unpaid balance of each LIBOR based advance of the revolving credit facility is payable on the last day of the applicable LIBOR interest period.  At July 2, 2016, interest on a $50.0 million LIBOR rate advance accrued at 1.96% based on 30-day LIBOR, and interest on a $3.9 million domestic rate advance accrued at 4.0% based on PNC’s prime rate.

The Revolving Credit and Security Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event, as defined in the Revolving Credit and Security Agreement.  The Revolving Credit and Security Agreement also includes customary mandatory prepayments provisions and is subject to an unused revolving credit line fee of 0.25%.  At July 2, 2016, we were in compliance with the debt covenants.

As security for all indebtedness pursuant to the Revolving Credit and Security Agreement, PNC was granted a first priority perfected security interest in cash, deposits and accounts receivable of the Borrowing Subsidiaries and selected other assets. At July 2, 2016, our $53.9 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $92.8 million.  At July 2, 2016, availability, as defined in the Revolving Credit and Security Agreement, was $32.2 million.

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

Additionally, all obligations under the Equipment Credit Agreement are guaranteed by Universal Dedicated, Inc., Logistics Insight Corp., Universal Truckload, Inc., Universal Specialized, Inc. and Mason Dixon Intermodal, Inc. (each a wholly-owned subsidiary of the Company) in connection with each subsidiary’s lease of equipment.  The Equipment Credit Agreement also includes financial covenants requiring the Equipment Borrowing Subsidiary to maintain a ratio of operating cash flow to fixed charges of not less than 1.1:1, as defined in the agreement.  At July 2, 2016, we were in compliance with the debt covenants.

As security for all indebtedness pursuant to the Equipment Credit Agreement, KeyBank was granted liens on selected titled vehicles of the Equipment Borrowing Subsidiary set forth on various collateral schedules.  The Equipment Borrowing Subsidiary may sell or dispose of equipment secured under the Equipment Credit Agreement provided the disposed equipment is replaced with acceptable equipment as collateral, if we pay down of a portion of the loan plus breakage charges and handling charges, as defined in the promissory notes, or if KeyBank, at its option, releases the equipment without pay down or pre-payment. At July 2, 2016, the aggregate principal outstanding pursuant to the five promissory notes totaled $72.5 million.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

$60 million Revolving Credit and Term Loan Agreement

Westport Axle Corp., a wholly-owned subsidiary of the Company (“Westport”), entered into a Revolving Credit and Term Loan Agreement (the “Credit Agreement”), with and among the lenders party thereto and Comerica Bank, as administrative agent, arranger and documentation agent, providing for aggregate borrowing facilities of up to $60 million.  The Credit Agreement consists of a $40 million term loan and a $20 million revolving credit facility.  Borrowings under the term loan were advanced on December 23, 2015 and mature on December 23, 2020.  The term loan shall be repaid in 20 equal quarterly installments of $1.5 million over five years beginning March 1, 2016, with the remaining balance due at maturity.   Borrowings under the revolving credit facility may be made until, and mature on, December 23, 2020.

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each.  The applicable margin fluctuates based on Westport’s total debt to EBITDA ratio, as defined in the Credit Agreement.  At July 2, 2016, interest on the $37.0 million term loan accrued at 2.97% based on 30-day LIBOR, and interest on the $2.5 million LIBOR rate revolving credit advance accrued at 2.47% based on 30-day LIBOR.

To support daily borrowing and other operating requirements, the revolving credit facility contains a $4.0 million Swing Line sub-facility and provides for $2.0 million in letters of credit.  Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by Comerica Bank in its sole discretion.  There were no amounts outstanding under the Swing Line at July 2, 2016 and December 31, 2015, and no letters of credit were issued against the line.

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

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.50%, depending on Westport’s ratio of total debt to EBITDA.  Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment.  Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable and inventory of Westport, pursuant to a monthly borrowing base certificate.  At July 2, 2016, our $2.5 million revolver advance was secured by, among other assets, net eligible accounts receivable and inventory of $14.6 million and $5.0 million, respectively.  At July 2, 2016, availability, as defined in the Credit Agreement, was $12.4 million.

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

The Credit Agreement includes financial covenants requiring Westport to maintain a minimum fixed charge coverage ratio, minimum quarterly EBITDA amounts, as defined in the Credit Agreement, and a maximum debt to EBITDA ratio, as well as customary affirmative and negative covenants and events of default.  At July 2, 2016, Westport was in compliance with the debt covenants.

$40 million Loan and Financing Agreement

The Company entered into a Loan and Financing Agreement (the “Loan Agreement”) with Flagstar to provide for a $40.0 million unsecured term loan. Proceeds of the unsecured term loan were advanced on December 23, 2015, and the outstanding principal balance is due on or before July 15, 2016.   Borrowings under the unsecured term loan bear interest at LIBOR, plus 3.5%, and interest on the unpaid balance is payable monthly commencing on February 1, 2016.  The Company may voluntarily repay the loan in whole or in part at any time, subject to certain customary breakage costs.  On June 21, 2016, UTSI Finance borrowed approximately $32.8 million to refinance a portion of the Company’s existing indebtedness with Flagstar pursuant to the $40 million unsecured term loan. At July 2, 2016, the outstanding principal balance was $3.6 million and interest accrued at 3.97%.

Swap Agreements

The Company is party to two forward interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $15.7 million at July 2, 2016. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 forward swap (swap A) is effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and the March 2016 forward swap (swap B) is effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  The Company is also party to a third interest rate swap agreement that qualifies for hedge accounting.  The swap agreement was executed to fix a portion of its variable rate debt with a notional amount of $12.0 million and expires February 2018 (swap C).  Under swap C, the Company receives interest at the one-month LIBOR rate, and pays a fixed rate of 0.78%.  The fair value of the three swap agreements was a liability of $0.7 million at July 2, 2016. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 5 for additional information pertaining to interest rate swaps.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

UBS Secured Borrowing Facility

We also maintain a secured borrowing facility at UBS Financial Services, Inc., or UBS, using our marketable securities as collateral for the short-term line of credit.  The line of credit bears an interest rate equal to LIBOR plus 1.10% (effective rate of 1.56% at July 2, 2016), and interest is adjusted and billed monthly.  No principal payments are due on the borrowing; however, the line of credit is callable at any time.  The amount available under the line of credit is based on a percentage of the market value of the underlying securities.  If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit.  At both July 2, 2016 and December 31, 2015, there were no amounts outstanding under the line of credit, and the maximum available borrowings were $7.4 million.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	July 2, 2016
	Level 1	Level 2	Level 3	Asset/(Liability) Fair Value Measurement
Assets
Cash equivalents	$18	$—	$—	$18
Marketable securities	14,254	—	—	14,254
Liabilities
Interest rate swaps	—	(697)	—	(697)
Total	$14,272	$(697)	$—	$13,575

	December 31, 2015
	Level 1	Level 2	Level 3	Asset/(Liability) Fair Value Measurement
Assets
Cash equivalents	$96	$—	$—	$96
Marketable securities	13,431	—	—	13,431
Total	$13,527	$—	$—	$13,527

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
•

Marketable securities – Marketable securities represent equity securities, which consist of common and preferred stocks, are actively traded on public exchanges and are listed as Level 1 assets.  Fair value was measured based on quoted prices for these securities in active markets.

•

Interest rate swaps - The fair value of our interest rate swaps, as provided by a third party service provider, is determined using a methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. The fair value measurement also incorporates credit valuation adjustments to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk.

Our revolving credit and term loan agreements, and real estate promissory notes with PNC, Comerica Bank and Flagstar consist of variable rate borrowings.  We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy.  The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at July 2, 2016 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$100,855	$101,891

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates

Through December 31, 2004, we were a wholly-owned subsidiary of CenTra, Inc. On December 31, 2004, CenTra distributed all of our common stock to the shareholders of CenTra.  Subsequent to our initial public offering in 2005, our majority shareholders retained and continue to hold a controlling interest in Universal.  In the normal course of business, CenTra and affiliates of CenTra provide administrative support services to us, including legal, human resources, tax, and IT infrastructure services.  The cost of these services is based on the actual or estimated utilization of the specific service.

In addition to the administrative support services described above, we purchase other services from affiliates. Following is a schedule of cost incurred for services provided by affiliates for the thirteen weeks and twenty-six ended July 2, 2016 and June 27, 2015 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Administrative support services	$682	$781	$1,358	$1,493
Truck fuel, tolls and maintenance	639	463	1,245	610
Real estate rent and related costs	4,232	3,328	8,241	6,429
Insurance and employee benefit plans	10,995	12,844	22,306	23,984
Contracted transportation services	27	254	226	468
Total	$16,575	$17,670	$33,376	$32,984

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

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At July 2, 2016 and December 31, 2015, amounts due to affiliates were $5.4 million and $3.4 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At July 2, 2016 and December 31, 2015, there were $7.7 million and $11.5 million, respectively, included in each of these accounts for insured claims.

We used an affiliate to provide real property improvements to us totaling $1.0 million during the twenty-six weeks ended July 2, 2016, and also purchased $1.4 million of wheels and tires for new trailering equipment and an additional $0.2 million in revenue equipment components from an affiliate during the same period.  During the twenty-six weeks ended June 27, 2015, we purchased used snow removal equipment from an affiliate for $18,000.

We periodically use the law firm of Sullivan Hincks & Conway to provide us legal services.  Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway.  Not included in the table above are amounts paid for legal services during the twenty-six weeks ended June 27, 2015 of $1,400.  No amounts were paid for legal services during the thirteen weeks or twenty-six weeks ended July 2, 2016, or during the thirteen weeks ended June 27, 2015.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks and twenty-six weeks ended July 2, 2016 and June 27, 2015 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Transportation and intermodal services	$147	$9	$342	$181
Truck fueling and maintenance	—	—	—	—
Total	$147	$9	$342	$181

At July 2, 2016 and December 31, 2015, amounts due from affiliates were $2.1 million and $1.9 million, respectively.

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Unrealized holding gains (losses) on available-for-sale investments arising during the period:
Gross amount	$871	$91	$884	$(33)
Income tax (expense) benefit	(316)	(25)	(319)	25
Net of tax amount	$555	$66	$565	$(8)

Realized (gains) losses on available-for-sale investments reclassified into income:
Gross amount	$—	$(276)	$39	$(276)
Income tax expense (benefit)	—	100	(14)	100
Net of tax amount	$—	$(176)	$25	$(176)

Unrealized holding losses on interest rate swaps arising during the period:
Gross amount	$(328)	$—	$(697)	$—
Income tax benefit	125	—	263	—
Net of tax amount	$(203)	$—	$(434)	$—

Foreign currency translation adjustments	$(456)	$(243)	$(697)	$(766)

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Stock Based Compensation

On April 23, 2014, our Board of Directors adopted the 2014 Amended and Restated Stock Incentive Plan, or the Plan. The Plan was approved by our shareholders at the 2014 Annual Meeting and became effective as of the date it was adopted by the Board of Directors. The Plan replaced our 2004 Stock Incentive Plan and carried forward the shares of common stock that remained available for issuance under the 2004 Stock Incentive Plan. The grants may be made in the form of stock options, restricted stock bonuses, restricted stock purchase rights, stock appreciation rights, phantom stock units, restricted stock units or unrestricted common stock. A grantee’s vesting may be accelerated under certain conditions, including retirement. Restricted stock awards currently outstanding under the 2004 Stock Incentive Plan will remain outstanding in accordance with the terms of that plan.

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

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	68,225	$17.80
Granted	10,000	$15.55
Vested	(15,577)	$19.13
Forfeited	—	$—
Balance at July 2, 2016	62,648	$17.11

During the twenty-six weeks ended July 2, 2016 and June 27, 2015, the total grant date fair value of vested shares recognized as compensation costs was $0.3 million and $0.2 million respectively.  During the thirteen weeks ended July 2, 2016 and June 27, 2015, the total grant date fair value of vested shares recognized as compensation cost was $0.1 million and $0.1 million, respectively.  As of July 2, 2016, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.2 million during the remainder of 2016, and $0.4 million, $0.4 million, and $0.1 million in 2017, 2018, and 2019, respectively.

(9)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock.  Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.   In each of the thirteen weeks and twenty-six weeks ended July 2, 2016, there were zero weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share, respectively.  For the thirteen weeks and twenty-six weeks ended June 27, 2015, there were 1,905 and 4,967 weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share, respectively.

In each the thirteen weeks and twenty-six weeks ended July 2, 2016, 68,225 shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.  No shares were excluded from the calculation of diluted earnings per share for the thirteen weeks or twenty-six weeks ended June 27, 2015.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Dividends

On April 29, 2016, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on May 9, 2016 and paid on May 19, 2016.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments as of and for the thirteen week and twenty-six week periods ended July 2, 2016 and June 27, 2015 (in thousands):

	Thirteen weeks ended July 2, 2016
	Transportation	Logistics	Other	Total
Operating revenues	$169,286	$107,229	$298	$276,813
Eliminated inter-segment revenues	377	2,005	-	2,382
Income from operations	6,919	10,609	(754)	16,774
Total assets	235,308	270,077	31,608	536,993

	Thirteen weeks ended June 27, 2015
	Transportation	Logistics	Other	Total
Operating revenues	$188,724	$106,181	$102	$295,007
Eliminated inter-segment revenues	905	1,411	—	2,316
Income from operations	9,166	12,725	1,029	22,920
Total assets	238,446	261,983	38,986	539,415

	Twenty-six weeks ended July 2, 2016
	Transportation	Logistics	Other	Total
Operating revenues	$326,832	$209,786	$589	$537,207
Eliminated inter-segment revenues	944	4,001	-	4,945
Income from operations	12,807	19,158	(1,261)	30,704
Total assets	235,308	270,077	31,608	536,993

	Twenty-six weeks ended June 27, 2015
	Transportation	Logistics	Other	Total
Operating revenues	$355,957	$202,412	$199	$558,568
Eliminated inter-segment revenues	1,522	2,608	—	4,130
Income from operations	15,516	21,498	973	37,987
Total assets	238,446	261,983	38,986	539,415

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(12)	Commitments and Contingencies

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

At July 2, 2016, approximately 29% of our employees in the United States, Canada and Colombia, and 90% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, less than 1% of which are subject to contracts that expire in 2016.

(13)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provided new accounting guidance related to revenue recognition. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;  (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance was originally effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption was originally not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. In July 2015, the FASB voted to delay of the effective date of the new standard by one year.  As a result of the delay, the revenue recognition standard will be effective for public companies in 2018, with early adoption permitted.  We are evaluating the effect, if any, that adopting this new accounting standard will have on our consolidated financial statements and related disclosures.

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

(13)	Recent Accounting Pronouncements - continued

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation. The ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on the Company’s financial condition, results of operations, or cash flows.

(14)	Subsequent Events

On July 28, 2016, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on August 8, 2016 and expected to be paid on August 18, 2016.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services. Our intermodal services and transportation services associated with individual freight shipments coordinated by our agents and company-managed terminals are aggregated into our reportable transportation segment, while our value-added services and transportation services to specific customers on a dedicated basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and twenty-six weeks ended July 2, 2016 and June 27, 2015, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Operating revenues:
Transportation services	58.8%	61.0%	58.2%	61.0%
Value-added services	28.2%	25.5%	28.6%	26.0%
Intermodal services	13.0%	13.5%	13.2%	13.0%
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and twenty-six weeks ended July 2, 2016 and June 27, 2015, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	47.7	50.5	47.2	50.3
Direct personnel and related benefits	23.6	18.2	24.1	18.8
Commission expense	3.0	3.2	3.1	3.3
Operating expenses (exclusive of items shown separately)	8.5	9.9	8.8	10.1
Occupancy expense	2.9	2.2	2.9	2.4
Selling, general, and administrative	3.3	3.1	3.3	3.3
Insurance and claims	1.6	2.0	1.6	1.8
Depreciation and amortization	3.3	3.0	3.3	3.2
Total operating expenses	93.9	92.2	94.3	93.2
Income from operations	6.1	7.8	5.7	6.8
Interest and other non-operating income (expense), net	(0.7)	(0.5)	(0.7)	(0.5)
Income before provision for income taxes	5.4	7.3	5.0	6.3
Provision for income taxes	2.1	2.8	1.9	2.5
Net income	3.3%	4.5%	3.1%	3.8%

Thirteen Weeks Ended July 2, 2016 Compared to Thirteen Weeks Ended June 27, 2015

Operating revenues. Operating revenues for the thirteen weeks ended July 2, 2016 decreased by $18.2 million, or 6.2%, to $276.8 million from $295.0 million for the thirteen weeks ended June 27, 2015. Included in operating revenues are fuel surcharges, where separately identifiable, of $12.6 million for the thirteen weeks ended July 2, 2016, which compares to $20.9 million for the thirteen weeks ended June 27, 2015.  Revenues from our transportation segment decreased $19.4 million, or 10.3%, and income from operations decreased $2.2 million, or 24.5% compared to the same period last year.  The transportation segment experienced a decrease primarily due to decreases in fuel surcharges and weakness in our energy and domestic steel markets, both of which adversely impacted our flatbed operations.  In our logistics segment, revenues increased $1.0 million, or 1.0%, over the same period last year; however, income from operations decreased $2.1 million, or 16.6%, to $10.6 million. Operating margins in our logistics segment improved sequentially in the second quarter 2016 to 9.9%, though remained compressed compared to the 12.0% achieved during the second quarter 2015.  The increase in logistics revenues is primarily attributable to new value-added business awards, although these increases were partially offset by declines in logistics revenue at locations where we support heavy-truck production.

Overall, the decrease in consolidated operating revenues is the result of a $17.4 million decrease in our transportation services revenues and a $3.9 million decrease in intermodal services.  These decreases were partially offset by an increase of $3.1 million in our value-added service revenues.  Included in transportation service revenues during the thirteen weeks ended July 2, 2016, were $9.4 million in separately identifiable fuel surcharges compared to $15.3 million in the same period last year.   For the thirteen weeks ended July 2, 2016, our operating revenue per loaded mile, excluding fuel surcharges, decreased to $2.26 from $2.47 during the same period last year, due to a weak pricing environment, while the number of loads increased 1.5% to 158,283 during the thirteen weeks ended July 2, 2016 from 155,874 in the same period last year.

Value-added service revenues increased by 4.1% to $78.2 million during the thirteen weeks ended July 2, 2016 compared to $75.1 million during the same period last year.  Value-added service revenues increased overall despite a $7.4 million decrease in value-added services supporting the heavy-truck market. At July 2, 2016, we provided value-added services at 51 locations compared to 48 at June 27, 2015.

The $3.9 million decrease in revenues from our intermodal services operation decreased primarily due to a decrease in fuel surcharges of $2.2 million and a decrease in operating revenues per load, excluding fuel surcharges.  For the thirteen weeks ended July 2, 2016, our operating revenues per load, excluding fuel surcharges, was $352 compared to $363 for the same period last year. The decrease in intermodal services revenue was partially offset by an increase in the number of loads to 85,701 during the thirteen weeks ended July 2, 2016 compared to 85,250 during the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended July 2, 2016 decreased by $17.1 million, or 11.5%, to $132.0 million from $149.1 million for the thirteen weeks ended June 27, 2015. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services.  Combined, transportation and intermodal service revenues decreased 9.7% to $198.6 million for the thirteen weeks ended July 2, 2016 compared to $219.9 million for the thirteen weeks ended June 27, 2015.  As a percentage of operating revenues, purchased transportation and equipment rent decreased to 47.7% for the thirteen weeks ended July 2, 2016 from 50.5% for the thirteen weeks ended June 27, 2015.  This decrease is primarily due to an increase in combined intermodal and value-added service revenues as a percentage of total revenues, which have typically operated with lower purchased transportation and equipment rental costs.  Value-added and intermodal services revenues combined comprise 41.2% of total operating revenues for the thirteen weeks ended July 2, 2016 compared to 38.9% for same period last year.

Direct personnel and related benefits.    Direct personnel and related benefit costs for the thirteen weeks ended July 2, 2016 increased by $11.6 million, or 21.6%, to $65.3 million compared to $53.7 million for the thirteen weeks ended June 27, 2015. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The absolute increase is primarily attributable to higher than normal labor costs as we launch new value-added business awards.  We expect over time these costs to return to historical levels.  As a percentage of operating revenues, personnel and related benefits expenses increased to 23.6% for the thirteen weeks ended July 2, 2016, compared to 18.2% for the thirteen weeks ended June 27, 2015. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total operating revenues are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirteen weeks ended July 2, 2016 decreased by $1.1 million, or 11.6%, to $8.4 million from $9.5 million for the thirteen weeks ended June 27, 2015. The absolute decrease was primarily due to decreases in our operating revenues from transportation and intermodal services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals.  As a percentage of operating revenues, commission expense decreased to 3.0% for the thirteen weeks ended July 2, 2016 compared to 3.2% for the thirteen weeks ended June 27, 2015. As a percentage of operating revenues, the decrease in commission expense is due to a shift in the mix of revenues generated by company-managed locations and in value-added services where no commissions are paid.

Operating expenses (exclusive of items shown separately).    Operating expenses (exclusive of items shown separately) decreased $5.5 million, or 18.9%, to $23.6 million for the thirteen weeks ended July 2, 2016, compared to $29.1 million for the thirteen weeks ended June 27, 2015. As a percentage of operating revenues, operating expenses (exclusive of items shown separately) decreased to 8.5% for the thirteen weeks ended July 2, 2016 from 9.9% for the thirteen weeks ended June 27, 2015. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The decrease in operating expenses (exclusive of items shown separately) was primarily due to decreases of $2.3 million in repair and maintenance expense, $1.5 million in fuel expense on company-owned equipment, $0.4 million in highway use & fuel taxes, and an additional $1.2 million in other operating expenses.

Occupancy expense.    Occupancy expense for the thirteen weeks ended July 2, 2016 increased by $1.4 million, or 21.2%, to $8.0 million from $6.6 million for the thirteen weeks ended June 27, 2015.  As a percentage of operating revenues, occupancy expense increased to 2.9% for the thirteen weeks ended July 2, 2016 compared to 2.2% for the thirteen weeks ended June 27, 2015.  The absolute increase was primarily attributable to the increase in the number of company-leased value added service facilities. At July 2, 2016, the company leased 34 value-added service locations compared to 31 at June 27, 2015.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended July 2, 2016 decreased by $0.2 million, or 2.2%, to $9.1 million from $9.3 million for the thirteen weeks ended June 27, 2015. As a percentage of operating revenues, selling, general and administrative expense increased to 3.3% for the thirteen weeks ended July 2, 2016 compared to 3.1% for the thirteen weeks ended June 27, 2015.  The absolute decrease was primarily due to decreases in bad debt expense of $0.2 million and decreases in other selling, general and administrative expenses totaling $0.7 million.  These decreases were partially offset by an increase in professional services of $0.4 million and $0.4 million of higher losses on the disposal of property and equipment.  Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended July 2, 2016 decreased by $1.4 million, or 23.7%, to $4.5 million from $5.9 million for the thirteen weeks ended June 27, 2015. As a percentage of operating revenues, insurance and claims decreased to 1.6% for the thirteen weeks ended July 2, 2016 from 2.0% for the thirteen weeks ended June 27, 2015. The absolute decrease was primarily the result of a decrease in our cargo and service claims expense of $0.6 million and a decrease in auto liability insurance premiums of $0.8 million resulting from lower transportation and intermodal service revenues.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended July 2, 2016 increased by $0.2 million, or 2.2%, to $9.1 million from $8.9 million for the thirteen weeks ended June 27, 2015. The increase is primarily the result of increases in capital investments throughout 2016 compared to historic trends.  These increases were partially offset by decreases in certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $2.1 million for the thirteen weeks ended July 2, 2016 compared to $1.9 million for the thirteen weeks ended June 27, 2015.  The increase is primarily the result of higher outstanding debt during the period.  At July 2, 2016 we had outstanding borrowings totaling $230.4 million compared to $221.6 million at June 27, 2015.

Other non-operating income.  Other non-operating income was $0.1 million for the thirteen weeks ended July 2, 2016 compared to $0.6 million for the same period last year.  Included in the thirteen weeks ended June 27, 2015 were $0.3 million of gains on the sale of marketable securities.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended July 2, 2016 was $5.7 million compared to $8.3 million for the thirteen weeks ended June 27, 2015, based on effective tax rates of 38.8% and 38.5%, respectively.

Twenty-six Weeks Ended July 2, 2016 Compared to Twenty-six Weeks Ended June 27, 2015

Operating revenues. Operating revenues for the twenty-six weeks ended July 2, 2016 decreased by $21.4 million, or 3.8%, to $537.2 million from $558.6 million for the twenty-six weeks ended June 27, 2015. Included in operating revenues are fuel surcharges, where separately identifiable, of $24.5 million for the twenty-six weeks ended July 2, 2016, which compares to $41.1 million for the twenty-six weeks ended June 27, 2015.  Revenues from our transportation segment decreased $29.2 million, or 8.2%, and income from operations decreased $2.7 million, or 17.5%, compared to the same period last year.  In our logistics segment, revenues increased $7.4 million, or 3.6%, over the same period last year, while income from operations decreased $2.3 million, or 10.9%, to $19.2 million. Overall, operating revenues declined due to several factors including a decline in fuel surcharges and a slowdown in key markets including steel and metals and energy. Operating margins in our transportation segment decreased to 3.9% compared to 4.4% during the same period last year.  The decline in activity at locations where we support heavy-truck production negatively impacted our logistics segment where operating margins declined to 9.1% in the current year compared to 10.6% during the same period last year.

The decrease in consolidated operating revenues is primarily the result of a decrease in our transportation services of $27.9 million and a decrease in our intermodal services of $1.9 million.  These decreases were partially offset by an increase in our value-added operations of $8.5 million.  The decrease in transportation service revenues was primarily the result of decreases in pricing, which was partially offset by an increase in the number of loads hauled.  For the twenty-six weeks ended July 2, 2016, our operating revenue per loaded mile, excluding fuel surcharges, decreased to $2.24 from $2.45 for twenty-six weeks ended June 27, 2015, while the number of loads hauled increased 1.3% to 306,637 during the twenty-six weeks ended July 2, 2016 from 302,685 in the same period last year.

Revenues from our intermodal services operation decreased due to a decline in fuel surcharges, which were partially offset by increases in operating revenue per load and in the number of loads hauled. Fuel surcharges declined $4.2 million, while operating revenue per load, excluding fuel surcharges, for the twenty-six weeks ended July 2, 2016 increased to $353 from $346 for the twenty-six weeks ended June 27, 2015, and the number of loads hauled increased to 167,196 for the twenty-six weeks ended July 2, 2016, compared to 159,566 during the same period last year.

Value-added services revenue increased by 5.8% to $153.8 million during the twenty-six weeks ended July 2, 2016, which compares to $145.3 million during the same period last year. This increase however, was partially offset by a decrease in value-added services supporting the heavy-truck market, where operating revenues decreased $11.4 million. At July 2, 2016, we provided value-added services at 51 locations compared to 48 at June 27, 2015.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the twenty-six weeks ended July 2, 2016 decreased by $27.5 million, or 9.8%, to $253.7 million from $281.2 million for the twenty-six weeks ended June 27, 2015. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services.  Combined, transportation and intermodal service revenues decreased 7.2% to $383.4 million for the twenty-six weeks ended July 2, 2016 compared to $413.2 million for the twenty-six weeks ended June 27, 2015.  As a percentage of operating revenues, purchased transportation and equipment rent decreased to 47.2% for the twenty-six weeks ended July 2, 2016 from 50.3% for the twenty-six weeks ended June 27, 2015.  This decrease was primarily due to a shift in the mix of intermodal and value-added service revenues, which have typically operated with lower purchased transportation and equipment rental costs.  Combined intermodal and value-added service revenues comprise 41.8% of total operating revenues for the twenty-six weeks ended July 2, 2016 compared to 39.0% for same period last year.

Direct personnel and related benefits.    Direct personnel and related benefit costs for the twenty-six weeks ended July 2, 2016 increased by $24.1 million, or 22.9%, to $129.4 million compared to $105.3 million for the twenty-six weeks ended June 27, 2015. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The absolute increase is primarily attributable to higher than normal labor costs as we launch new value-added business awards.  We expect over time these costs to return to historical levels.  As a percentage of operating revenues, personnel and related benefits expenses increased to 24.1% for the twenty-six weeks ended July 2, 2016, compared to 18.8% for the twenty-six weeks ended June 27, 2015. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total operating revenues are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the twenty-six weeks ended July 2, 2016 decreased by $1.9 million, or 10.3%, to $16.5 million from $18.4 million for the twenty-six weeks ended June 27, 2015. The absolute decrease was primarily due to the decrease in our operating revenues from transportation and intermodal services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals.  As a percentage of operating revenues, commission expense decreased to 3.1% for the twenty-six weeks ended July 2, 2016 compared to 3.3% for the twenty-six weeks ended June 27, 2015. As a percentage of operating revenues, the decrease in commission expense is due to a shift in the mix of revenues generated by company-managed locations and in value-added services where no commissions are paid.

Operating expenses (exclusive of items shown separately).    Operating expenses (exclusive of items shown separately) decreased $8.6 million, or 15.3%, to $47.5 million for the twenty-six weeks ended July 2, 2016, compared to $56.1 million for the twenty-six weeks ended June 27, 2015. As a percentage of operating revenues, operating expenses (exclusive of items shown separately) decreased to 8.8% for the twenty-six weeks ended July 2, 2016 from 10.1% for the twenty-six weeks ended June 27, 2015. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The decrease in operating expenses (exclusive of items shown separately) was primarily due to decreases in fuel expense on company-owned equipment of $4.0 million, $2.9 million in repair and maintenance expense, $1.4 million in licensing and permit costs, and $0.4 million in highway use and fuel taxes.

Occupancy expense.    Occupancy expense for the twenty-six weeks ended July 2, 2016 increased by $2.3 million, or 17.2%, to $15.7 million from $13.4 million for the twenty-six weeks ended June 27, 2015.  As a percentage of operating revenues, occupancy expense increased to 2.9% for the twenty-six weeks ended July 2, 2016 compared to 2.4% for the twenty-six weeks ended June 27, 2015.  The absolute increase was primarily attributable to the increase in the number of company-leased value added service facilities. At July 2, 2016, the company leased 34 value-added service locations compared to 31 at June 27, 2015.

Selling, general and administrative. Selling, general and administrative expense for the twenty-six weeks ended July 2, 2016 decreased by $0.8 million, or 4.4%, to $17.5 million from $18.3 million for the twenty-six weeks ended June 27, 2015. As a percentage of operating revenues, selling, general and administrative expense remained at 3.3% for the twenty-six weeks ended July 2, 2016 and for the twenty-six weeks ended June 27, 2015.  The absolute decrease was primarily due to decreases in bad debt expense of $0.4 million and decreases in other selling, general and administrative expenses totaling $1.1 million.  These decreases were partially offset by an increase in professional services of $0.5 million. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended July 2, 2016 decreased by $1.3 million, or 13.0%, to $8.7 million from $10.0 million for the twenty-six weeks ended June 27, 2015. As a percentage of operating revenues, insurance and claims decreased to 1.6% for the twenty-six weeks ended July 2, 2016 from 1.8% for the twenty-six weeks ended June 27, 2015. The absolute decrease was primarily the result of decreases in our auto liability insurance premiums and claims expense of $0.9 million in our cargo and service claims expense of $0.8 million. These decreases were partially offset by increases in our contractor insurance expense of $0.3 million.

Depreciation and amortization. Depreciation and amortization expense for the twenty-six weeks ended July 2, 2016 decreased by $0.2 million, or 1.1%, to $17.7 million from $17.9 million for the twenty-six weeks ended June 27, 2015. The decrease is primarily the result of certain other intangible assets becoming fully amortized, which was partially offset by increased depreciation expense resulting from increased capital investments throughout 2016.

Interest expense, net. Net interest expense was $4.1 million for the twenty-six weeks ended July 2, 2016 compared to $3.7 million for the twenty-six weeks ended June 27, 2015.  The increase is primarily the result of higher outstanding debt during the period.  At July 2, 2016 we had outstanding borrowings totaling $230.4 million compared to $221.6 million at June 27, 2015.

Other non-operating income.  Other non-operating income was $0.3 million for the twenty-six weeks ended July 2, 2016 compared to $0.7 million for the same period last year.  Included in the twenty-six weeks ended June 27, 2015 were $0.3 million of gains on the sale of marketable securities.

Provision for income taxes. Provision for income taxes for the twenty-six weeks ended July 2, 2016 was $10.4 million compared to $13.5 million for the twenty-six week period ended June 27, 2015, based on effective tax rates of 38.5% and 38.6%, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are (1) funds generated by operations; (2) our availability to borrow under our $120 million revolving credit facility with PNC Bank, under our $20 million revolving credit facility with Comerica Bank, on margin against our marketable securities held at UBS, and from installment notes; and (3) proceeds from the sales of marketable securities. Additionally, our $120 million revolving credit facility includes an accordion feature which would allow us to increase availability by up to $30 million upon our request.

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

During the twenty-six weeks ended July 2, 2016, our capital expenditures totaled $46.1 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the end of 2016, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of $55.0 million to $65.0 million. The anticipated amount is somewhat higher than our historical trends.  We expect to make these capital expenditures for the acquisition of transportation equipment to support our more dynamic approach to fleet management, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock.  We paid $0.14 per common share, or $4.0 million, during the twenty-six week period ended July 2, 2016.  On July 28, 2016, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on August 8, 2016 and is expected to be paid on August 18, 2016.  Declarations of future cash dividends are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Borrowings under the PNC Facility may be made by certain U.S. subsidiary borrowers until, and mature on, December 23, 2020.  Outstanding borrowings bear interest at LIBOR or a base rate, plus an applicable margin for each.  The applicable margin fluctuates based on the borrowing subsidiaries’ quarterly average excess availability, as defined in the PNC Facility.  Upon request, the PNC Facility may be increased by up to $30 million and provides for up to $3 million in letters of credit.  As security for all indebtedness pursuant to the PNC facility, PNC Bank was granted a first priority perfected security interest in cash, deposits and accounts receivable of the borrowing subsidiaries and selected other assets. The credit facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event, as defined in the PNC Facility. The PNC Facility also includes customary mandatory prepayments provisions. At July 2, 2016, our $53.9 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $92.8 million. We did not have any letters of credit issued against the credit facility and $32.2 million was available for borrowing.

The Key Equipment Notes refinanced a substantial portion of our transportation equipment by one of our wholly-owned subsidiaries.  As security for all indebtedness pursuant to the Key Equipment Notes, Key Equipment Finance was granted liens on selected titled vehicles.  Additionally, the obligations under the Key Equipment Notes are guaranteed by certain wholly-owned operating subsidiaries of the Company in connection with each such subsidiary’s lease of equipment. The Key Equipment Notes also include financial covenants requiring the borrowing subsidiary to maintain a ratio of operating cash flow to fixed charges of not less than 1.1:1, as defined in the agreement. At July 2, 2016, the outstanding balance on the Key Equipment Notes totaled $72.5 million. The Key Equipment Notes are payable in 60 monthly installments and bear interest at a fixed rate of 3.75%.

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

As security for all indebtedness under the Comerica Facility, Westport granted a first perfected security interest on all of its tangible and intangible property and in assets acquired in the future.  The Company also pledged 100% of its equity interest in Westport.  The Comerica Facility also contains a “springing” guaranty requiring the Company to guarantee the indebtedness under certain events, as defined in the Comerica Facility. The Comerica Facility includes financial covenants requiring Westport to maintain a minimum fixed charge coverage ratio, minimum quarterly EBITDA amounts, as defined in the credit agreement, and a maximum debt to EBITDA ratio, as well as customary affirmative and negative covenants and events of default.  At July 2, 2016, there were no letters of credit issued under the Comerica Facility, and the outstanding balance was $39.5 million.  At July 2, 2016, our $2.5 million revolver advance was secured by, among other assets, net eligible accounts receivable and inventory totaling $14.6 million and $5.0 million, respectively. At July 2, 2016, availability, as defined in the Comerica Facility, was $12.4 million.

Proceeds of the $40 million Flagstar Loan were advanced on December 23, 2015, and the outstanding principal balance was due on or before July 15, 2016. Borrowings under the Flagstar Loan bear interest at LIBOR, plus 3.5%, and interest on the unpaid balance is payable monthly commencing on February 1, 2016. On June 21, 2016, a wholly-owned subsidiary of the Company, entered into a Loan and Financing Agreement with Flagstar, along with ten accompanying promissory notes and commercial mortgages (collectively, the “Real Estate Credit Agreement”) totaling approximately $32.8 million to refinance a portion of the Company’s existing indebtedness with Flagstar pursuant to the $40 million unsecured term loan.  The promissory notes bear interest at a rate of LIBOR plus 2.25%, and will be repaid in consecutive monthly installment payments, plus interest, beginning July 1, 2016.  The promissory notes are due on or before June 30, 2026.  At July 2, 2016, the aggregate principal outstanding pursuant to the ten promissory notes was $32.5 million and the remaining balance on the unsecured term loan was $3.6 million.

As security for all indebtedness pursuant to the Real Estate Credit Agreement, Flagstar was granted first mortgages and assignment of leases on specific parcels of real estate and improvements included in the collateral pool, as defined in the agreement.  Except for obligations subject to interest rate swap agreements with Flagstar, as defined in the Real Estate Credit Agreement, UTSI Finance may prepay all or a portion of the loans, plus applicable breakage charges and fees.  The Real Estate Credit Agreement also contains customary affirmative and negative covenants and events of default, and requires UTSI Finance to maintain a debt service coverage ratio of not less than 1.02:1, as defined in the Real Estate Credit Agreement.  The first test for compliance is due after the fourth quarter of 2016.

During the twenty-six weeks ended July 2, 2016, a wholly-owned subsidiary of the Company entered into installment obligations totaling approximately $29.3 million for the purpose of purchasing revenue equipment.  The promissory notes will be repaid in 60 monthly installments at interest rates ranging from 3.23% to 3.69%.  At July 2, 2016, the aggregate principal outstanding balance pursuant to the promissory notes totaled $28.4 million.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit.  The line of credit bears an interest rate equal to LIBOR plus 1.10%, and interest is adjusted and billed monthly.  No principal payments are due on the borrowing; however, the line of credit is callable at any time.  The amount available under the line of credit is based on a percentage of the market value of the underlying securities.  If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit.  As of July 2, 2016, there was no outstanding balance under the line of credit, and the maximum available borrowings against the line of credit were $7.4 million.

Discussion of Cash Flows

At July 2, 2016, we had cash and cash equivalents of $4.0 million compared to $12.9 million at December 31, 2015.  Net cash provided by operating activities was $46.1 million, while we used $44.1 million in investing activities and $10.5 million in financing activities.

The $46.1 million in net cash provided by operations was primarily attributed to $16.5 million of net income, which reflects non-cash depreciation and amortization, losses on the sales of property and equipment, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $18.3 million, net.  Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $11.3 million.   The aggregate decrease in working capital is primarily the result of an increase in trade accounts payable outstanding at the end of the period.  This decrease was partially offset by a decline in other long-term liabilities and an increase in trade and other accounts receivable and in prepaid income taxes, prepaid expenses and other assets.  Affiliate transactions increased net cash provided by operating activities during the twenty-six weeks ended July 2, 2016 by $1.8 million.  The increase consisted of an increase in accounts payable to affiliates of approximately $2.0 million, which was partially offset by an increase in accounts receivable of approximately $0.1 million.

The $44.1 million in net cash used in investing activities consisted of $46.1 million of capital, partially offset by $2.0 million in proceeds from the sale of property and equipment.

We also used $10.5 million in net cash in financing activities.  We paid cash dividends of $4.0 million and $1.7 million in capital lease obligations.   We had outstanding borrowings totaling $230.4 million at July 2, 2016 compared to $234.9 million at December 31, 2015.  We made $124.0 million of principal repayments and borrowed $119.4 million, including $32.8 million in real estate notes to refinance a portion of a term loan and $29.3 million in new equipment notes.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2015. There have been no changes in our accounting policies during the thirteen weeks ended July 2, 2016.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended July 2, 2016. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2016, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended July 2, 2016 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2014, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market.  There have not been any purchases of shares under this authorization.  The Company did, however, acquire 131 shares for $2,150 related to employee withholding upon vesting of restricted stock during the second fiscal quarter of 2016.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

On August 8, 2016, UTSI Finance, Inc., a wholly-owned subsidiary of Universal Logistics Holdings, Inc. (collectively, the “Company”), entered into and closed on a purchase agreement with Crown Enterprises, Inc. (the “Seller”) for a multi-building, cross-dock logistics terminal located in Romulus, Michigan. The Seller is a subsidiary of CenTra, Inc., which is a related party, and the transaction was approved by the Company’s Audit Committee. The purchase price, which was established by an independent third party appraisal, is payable pursuant to a promissory note in the principal amount of $22,500,000. The note is payable in 120 monthly payments of principal and accrued interest starting September 15, 2016, and it bears interest at a fixed rate of 3.5% per annum. The Company may prepay the note at any time, in whole or in part, without premium or penalty. Copies of the purchase agreement and note are attached to this Form 10-Q as Exhibits 10.5 and 10.6, respectively.

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

4.1

Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among the Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012)

10.1

Loan and Financing Agreement dated as of June 21, 2016 between UTSI Finance and Flagstar Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2016).

10.2	Promissory Note No. 1 dated as of June 21, 2016 by UTSI Finance in favor of Flagstar (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 27, 2016).

10.3	Commercial Mortgage dated as of June 21, 2016 between UTSI Finance and Flagstar (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 27, 2016).

10.4

Schedule of Agreements Substantially Identical in All Material Respects to the Agreements Filed as Exhibits 10.2 and 10.3 to the Registrant’s Current Report on Form 8-K filed on June 27, 2016 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 27, 2016).

10.5*	Purchase Agreement dated as of August 8, 2016 between UTSI Finance and Crown Enterprises.

10.6*	Promissory Note in the principal amount of $22,500,000, dated as of August 8, 2016, with UTSI Finance and Crown Enterprises.

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)

Date: August 11, 2016	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer

Date: August 11, 2016	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer