Form 10-Q
period 2016-10-01
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2016-11-10
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November 1, 2016, was 28,412,746.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	October 1, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,544	$12,930
Marketable securities	13,786	13,431
Accounts receivable – net of allowance for doubtful accounts of $4,903 and $5,173, respectively	149,096	141,275
Other receivables	13,180	15,422
Due from affiliates	2,818	1,924
Prepaid income taxes	3,379	-
Prepaid expenses and other	19,814	17,858
Total current assets	203,617	202,840
Property and equipment – net of accumulated depreciation of $176,852 and $171,815, respectively	236,499	177,189
Goodwill	74,484	74,484
Intangible assets – net of accumulated amortization of $49,114 and $43,495, respectively	39,046	44,665
Deferred income taxes	63	83
Other assets	4,522	3,894
Total assets	$558,231	$503,155
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,027	$46,347
Due to affiliates	6,558	3,413
Accrued expenses and other current liabilities	21,105	18,989
Insurance and claims	19,061	21,906
Income taxes payable	—	1,045
Current portion of long-term debt, net of debt issuance costs of $321 and $264, respectively	32,333	61,224
Current portion of affiliate note	2,614	—
Current maturities of capital lease obligations	108	916
Total current liabilities	154,806	153,840
Long-term liabilities:
Long-term debt, net of debt issuance costs of $1,347 and $1,235, respectively	213,934	172,190
Long-term portion of affiliate note	43	—
Capital lease obligations, net of current maturities	115	1,065
Deferred income taxes	40,155	40,496
Other long-term liabilities	3,235	4,483
Total long-term liabilities	257,482	218,234
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,900,304 and 30,884,727 shares issued; 28,412,746 and 28,398,900 shares outstanding, respectively	30,900	30,885
Paid-in capital	3,196	2,914
Treasury stock, at cost; 2,487,558 and 2,485,827 shares, respectively	(50,044)	(50,018)
Retained earnings	165,299	149,743
Accumulated other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net of income taxes of $(1,249) and $(1,015), respectively	2,215	1,801
Interest rate swaps, net of income taxes of $238 and $0, respectively	(389)	—
Foreign currency translation adjustments	(5,234)	(4,244)
Total shareholders’ equity	145,943	131,081
Total liabilities and shareholders’ equity	$558,231	$503,155

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Operating revenues:
Transportation services	$163,587	$178,114	$476,235	$518,668
Value-added services	71,956	68,400	225,716	213,723
Intermodal services	35,950	37,700	106,749	110,391
Total operating revenues	271,493	284,214	808,700	842,782
Operating expenses:
Purchased transportation and equipment rent	131,832	146,687	385,509	427,852
Direct personnel and related benefits	65,257	54,116	194,615	159,374
Commission expense	8,217	9,651	24,668	28,012
Operating expenses (exclusive of items shown separately)	24,973	25,483	72,465	81,624
Occupancy expense	8,075	6,739	23,772	20,173
Selling, general, and administrative	9,087	9,452	26,576	27,724
Insurance and claims	4,949	6,598	13,607	16,643
Depreciation and amortization	9,076	8,544	26,757	26,449
Total operating expenses	261,466	267,270	767,969	787,851
Income from operations	10,027	16,944	40,731	54,931
Interest income	15	12	141	37
Interest expense	(2,093)	(2,090)	(6,297)	(5,858)
Other non-operating income	170	135	420	807
Income before provision for income taxes	8,119	15,001	34,995	49,917
Provision for income taxes	3,122	5,754	13,474	19,222
Net income	$4,997	$9,247	$21,521	$30,695
Earnings per common share:
Basic	$0.18	$0.32	$0.76	$1.04
Diluted	$0.18	$0.32	$0.76	$1.04
Weighted average number of common shares outstanding:
Basic	28,413	28,661	28,410	29,537
Diluted	28,413	28,661	28,410	29,541
Dividends declared per common share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net Income	$4,997	$9,247	$21,521	$30,695
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of income taxes	(147)	(1,098)	467	(1,106)
Realized gains on available-for-sale securities reclassified into income, net of income taxes	(29)	—	(53)	(176)
Unrealized changes in fair value of interest rate swaps, net of income taxes	45	—	(389)	—
Foreign currency translation adjustments	(293)	(987)	(990)	(1,753)
Total other comprehensive loss	(424)	(2,085)	(965)	(3,035)
Total comprehensive income	$4,573	$7,162	$20,556	$27,660

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	October 1, 2016	September 26, 2015
Cash flows from operating activities:
Net income	$21,521	$30,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,757	26,449
Gain on sale of marketable securities	(53)	(276)
(Gain) loss on disposal of property and equipment	(353)	295
Amortization of debt issuance costs	227	530
Stock-based compensation	298	173
Provision for doubtful accounts	1,369	2,017
Deferred income taxes	(251)	(1,569)
Change in assets and liabilities:
Trade and other accounts receivable	(6,558)	(16,878)
Prepaid income taxes, prepaid expenses and other assets	(5,962)	1,526
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	23,608	4,067
Due to/from affiliates, net	2,251	1,781
Other long-term liabilities	(1,912)	(318)
Net cash provided by operating activities	60,942	48,492
Cash flows from investing activities:
Capital expenditures	(78,651)	(13,377)
Proceeds from the sale of property and equipment	2,225	505
Purchases of marketable securities	(13)	(1,150)
Proceeds from sale of marketable securities	358	322
Net cash used in investing activities	(76,081)	(13,700)
Cash flows from financing activities:
Proceeds from borrowing - revolving	140,494	101,080
Repayments of borrowings - revolving	(150,129)	(80,450)
Proceeds from borrowing - term	85,313	—
Repayments of borrowings - term	(63,657)	(10,073)
Payment of capital lease obligations	(1,758)	(810)
Dividends paid	(5,965)	(6,184)
Capitalized financing costs	(396)	(76)
Purchases of treasury stock	(26)	(35,065)
Net cash provided by (used in) financing activities	3,876	(31,578)
Effect of exchange rate changes on cash and cash equivalents	(123)	(1,025)
Net increases (decrease) in cash	(11,386)	2,189
Cash and cash equivalents – beginning of period	12,930	8,001
Cash and cash equivalents – end of period	$1,544	$10,190

Supplemental cash flow information:
Cash paid for interest	$5,724	$5,230
Cash paid for income taxes	$18,398	$20,534

Non-cash investing and financing activities (Note 4 and Note 6):

During the thirty-nine weeks ended October 1, 2016, the Company made $3.7 million of non-cash capital expenditures pursuant to a promissory note.

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

Certain immaterial reclassifications have been made to the prior financial statements in order for them to conform to the October 1, 2016 presentation.  Such reclassifications had no impact on previously reported net income.

(2)	Marketable Securities

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

At October 1, 2016 and December 31, 2015, marketable securities, all of which are available-for-sale, consist of common and preferred stocks.  Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary.  Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value.  Fair values are based on quoted market prices at the reporting date.  Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At October 1, 2016
Equity Securities	$10,322	$4,250	$(786)	$13,786

At December 31, 2015
Equity Securities	$10,614	$3,958	$(1,141)	$13,431

Included in equity securities at October 1, 2016 are securities with a fair value of $3.1 million with a cumulative loss position of $0.8 million, the impairment of which we consider to be temporary.  We consider several factors in our determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities.  We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

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

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At October 1, 2016
Equity securities	$908	$163	$2,220	$623	$3,128	$786

At December 31, 2015
Equity securities	$3,099	$987	$345	$154	$3,444	$1,141

Our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the oil and gas, banking, communications, and transportation industries.  The fair value and unrealized losses are distributed in 29 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss.  We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, as well as our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at October 1, 2016.

(3)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	October 1, 2016	December 31, 2015

Payroll related items	$9,457	$6,833
Driver escrow liabilities	4,129	4,486
Commissions, taxes and other	7,519	7,670
Total	$21,105	$18,989

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at October 1, 2016	October 1, 2016	December 31, 2015
Outstanding Debt:
PNC $120 million revolving credit facility
LIBOR rate advance	2.03%	$58,000	$55,000
Domestic rate advance	4.00%	2,700	4,569
Key Equipment credit agreement	3.75%	68,436	83,578
Comerica syndicated credit facility
$40 million term loan	3.02%	35,500	40,000
$20 million revolving credit facility
LIBOR rate advance	2.52%	1,000	6,000
PRIME rate advance	NA	—	5,766
Flagstar $40 million unsecured term loan	NA	—	40,000
Real estate notes
Flagstar real estate notes	2.71%	50,937	—
Crown real estate note	3.50%	2,657	—
Equipment notes	3.24% to 3.69%	31,362	—
UBS secured borrowing facility	1.63%	—	—
		250,592	234,913
Less current portion		35,268	61,488
Total long-term debt		$215,324	$173,425

December 2015 Debt Refinancing

On December 23, 2015, Universal and certain of its wholly-owned subsidiaries entered into a combination of secured and unsecured loans with certain lenders.   The Company undertook the action as part of its ongoing organizational streamlining efforts to better align sources of capital used in its asset-light businesses and to fix a portion of its variable interest rate bearing debt. Upon closing, the Company and subsidiaries involved borrowed approximately $234.9  million to pay off existing indebtedness, to terminate its previous syndicated Comerica Bank Revolving Credit and Term Loan Agreement, and to pay fees and expenses associated with the new credit agreements.

At October 1, 2016 and December 31, 2015, long-term debt and current maturities of long-term debt are presented net of debt issuance cost totaling $1.7 million and $1.5 million, respectively, in our Consolidated Balance Sheets.

PNC $120 million Revolving Credit Facility

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

To support daily borrowing and other operating requirements, the revolving credit facility contains a $10.2 million Swing Loan sub-facility and provides for $3.0 million in letters of credit.  There were no amounts outstanding under the Swing Loan sub-facility at October 1, 2016 and December 31, 2015, and no letters of credit were issued against the line.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

Borrowings under the Revolving Credit and Security Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each.  The applicable margin fluctuates based on the Borrowing Subsidiaries’ quarterly average excess availability, as defined in the Revolving Credit and Security Agreement.  Interest on the unpaid balance of all base rate advances is payable quarterly in arrears on the first day of each calendar quarter.  Interest on the unpaid balance of each LIBOR based advance of the revolving credit facility is payable on the last day of the applicable LIBOR interest period.  At October 1, 2016, interest on a $58.0 million LIBOR rate advance accrued at 2.03% based on 30-day LIBOR plus 1.50%, and interest on a $2.7 million domestic rate advance accrued at 4.0% based on PNC’s prime rate plus 0.50%.

The Revolving Credit and Security Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event, as defined in the Revolving Credit and Security Agreement.  The Revolving Credit and Security Agreement also includes customary mandatory prepayments provisions and is subject to an unused revolving credit line fee of 0.25%.  At October 1, 2016, we were in compliance with the debt covenants.

As security for all indebtedness pursuant to the Revolving Credit and Security Agreement, PNC was granted a first priority perfected security interest in cash, deposits and accounts receivable of the Borrowing Subsidiaries and selected other assets. At October 1, 2016, our $60.7 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $98.5 million.  At October 1, 2016, availability, as defined in the Revolving Credit and Security Agreement, was $28.0 million.

Key Equipment Credit Agreement

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

Additionally, all obligations under the Equipment Credit Agreement are guaranteed by Universal Dedicated, Inc., Logistics Insight Corp., Universal Truckload, Inc., Universal Specialized, Inc. and Mason Dixon Intermodal, Inc. (each a wholly-owned subsidiary of the Company) in connection with each subsidiary’s lease of equipment.  The Equipment Credit Agreement also includes financial covenants requiring the Equipment Borrowing Subsidiary to maintain a ratio of operating cash flow to fixed charges of not less than 1.1:1, as defined in the agreement.  At October 1, 2016, we were in compliance with the debt covenants.

As security for all indebtedness pursuant to the Equipment Credit Agreement, KeyBank was granted liens on selected titled vehicles of the Equipment Borrowing Subsidiary set forth on various collateral schedules.  The Equipment Borrowing Subsidiary may sell or dispose of equipment secured under the Equipment Credit Agreement provided the disposed equipment is replaced with acceptable equipment as collateral, if we pay down of a portion of the loan plus breakage charges and handling charges, as defined in the promissory notes, or if KeyBank, at its option, releases the equipment without pay down or pre-payment. At October 1, 2016, the aggregate principal outstanding pursuant to the five promissory notes totaled $68.4 million.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

Comerica Syndicated Credit Facility

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

Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each.  The applicable margin fluctuates based on Westport’s total debt to EBITDA ratio, as defined in the Credit Agreement.  At October 1, 2016, interest on the $35.5 million term loan accrued at 3.02% based on 30-day LIBOR plus 2.50%, and interest on the $1.0 million LIBOR rate revolving credit advance accrued at 2.52% based on 30-day LIBOR plus 2.00%.

To support daily borrowing and other operating requirements, the revolving credit facility contains a $4.0 million Swing Line sub-facility and provides for $2.0 million in letters of credit.  Swing Line borrowings incur interest at either the base rate plus the applicable margin or, alternatively, at a quoted rate offered by Comerica Bank in its sole discretion.  There were no amounts outstanding under the Swing Line at October 1, 2016 and December 31, 2015, and no letters of credit were issued against the line.

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

The revolving credit facility is subject to a facility fee, which is payable quarterly in arrears, of either 0.25% or 0.50%, depending on Westport’s ratio of total debt to EBITDA.  Other than in connection with Eurodollar-based advances or quoted rate advances that are paid off and terminated prior to an applicable interest period, there are no premiums or penalties resulting from prepayment.  Borrowings outstanding at any time under the revolving credit facility are limited to the value of eligible accounts receivable and inventory of Westport, pursuant to a monthly borrowing base certificate.  At October 1, 2016, our $1.0 million revolver advance was secured by, among other assets, net eligible accounts receivable and inventory of $10.5 million and $6.5 million, respectively.  At October 1, 2016, availability, as defined in the Credit Agreement, was $11.5 million.

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

The Credit Agreement includes financial covenants requiring Westport to maintain a minimum fixed charge coverage ratio, minimum quarterly EBITDA amounts, as defined in the Credit Agreement, and a maximum debt to EBITDA ratio, as well as customary affirmative and negative covenants and events of default.  At October 1, 2016, Westport was in compliance with the debt covenants.

Flagstar $40 million Unsecured Term Loan

The Company entered into a Loan and Financing Agreement (the “Loan Agreement”) with Flagstar Bank, F.S.B. (“Flagstar”) to provide for a $40.0 million unsecured term loan. Proceeds of the unsecured term loan were advanced on December 23, 2015, and the outstanding principal balance was due on or before July 15, 2016.   Borrowings under the unsecured term loan bore interest at LIBOR, plus 3.5%, and interest on the unpaid balance was payable monthly commencing on February 1, 2016.  On June 21, 2016, UTSI Finance, Inc. (“UTSI Finance”), a wholly-owned subsidiary of the Company, borrowed approximately $32.8 million to refinance a portion of the Company’s existing indebtedness with Flagstar pursuant to the $40 million unsecured term loan. At October 1, 2016, the outstanding principal balance was $0.

Real Estate Notes

On June 21, 2016, UTSI Finance, entered into a Loan and Financing Agreement with Flagstar, along with ten accompanying promissory notes and commercial mortgages (collectively, the “Real Estate Credit Agreement”).  Under the Real Estate Credit Agreement, UTSI Finance borrowed approximately $32.8 million to refinance a portion of the Company’s existing indebtedness with Flagstar pursuant to its $40 million unsecured term loan.  The promissory notes bear interest at a rate of LIBOR plus 2.25%, and will be repaid in consecutive monthly installment payments of principal and accrued interest beginning July 1, 2016. The promissory notes are due on or before June 30, 2026.

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

On September 6, 2016, UTSI Finance entered into an additional loan and financing agreement with Flagstar, along with a promissory note and commercial mortgage (collectively, the “Secured Note”). Under the Secured Note, Flagstar loaned UTSI Finance $19.0 million in order to repay a portion of an unsecured promissory note in the principal amount of $22.5 million dated August 8, 2016 (the “Unsecured Note”) issued to an affiliate, Crown Enterprises, Inc. (“Crown”), in connection with the purchase of a terminal. The Unsecured Note is payable in 120 monthly payments of principal and accrued interest starting September 15, 2016, and bears interest at a fixed rate of 3.5% per annum.  UTSI Finance may prepay the Unsecured Note at any time, in whole or in part, without premium or penalty.  As of October 1, 2016, the remaining principal balance on the Unsecured Note with Crown was approximately $2.7 million, and such amount is due on or before August 15, 2026.  See Note 6 for additional information pertaining to the terminal purchase.

The Secured Note bears interest at a rate of LIBOR plus 2.25%, and will be repaid in consecutive monthly installment payments of principal and accrued interest beginning October 1, 2016. The Secured Note matures on September 5, 2026. UTSI Finance granted to Flagstar a first priority mortgage on the terminal pursuant to the mortgage as security under the Secured Note. Except for obligations subject to any interest rate swap agreement, UTSI Finance may prepay all or a portion of the Secured Note, plus applicable breakage charges and fees.

The Flagstar real estate notes contain customary affirmative and negative covenants and events of default, and requires UTSI Finance to maintain a debt service coverage ratio of not less than 1.02:1.   The first test for compliance is due after the fourth quarter of 2016.  As of October 1, 2016, the aggregate principal outstanding pursuant to all Flagstar real estate notes was $50.9 million and interest accrued at 2.71%.

Equipment Notes

During the thirty-nine weeks ended October 1, 2016, a wholly-owned subsidiary of the Company entered into installment obligations totaling approximately $33.6 million for the purpose of purchasing revenue equipment. The promissory notes will be repaid in 60 monthly installments at interest rates ranging from 3.24% to 3.69%. At October 1, 2016, the aggregate principal outstanding pursuant to the promissory notes totaled $31.4 million.

UBS Secured Borrowing Facility

We also maintain a secured borrowing facility at UBS Financial Services, Inc., or UBS, using our marketable securities as collateral for the short-term line of credit.  The line of credit bears an interest rate equal to LIBOR plus 1.10% (effective rate of 1.63% at October 1, 2016), and interest is adjusted and billed monthly.  No principal payments are due on the borrowing; however, the line of credit is callable at any time.  The amount available under the line of credit is based on a percentage of the market value of the underlying securities.  If the equity value in the account falls below the minimum requirement, we must restore the equity value, or UBS may call the line of credit.  At both October 1, 2016 and December 31, 2015, there were no amounts outstanding under the line of credit, and the maximum available borrowings were $7.3 million and $7.4 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

Swap Agreements

The Company is party to two forward interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $15.7 million at October 1, 2016. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 forward swap (swap A) is effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and the March 2016 forward swap (swap B) is effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  The Company is also party to a third interest rate swap agreement that qualifies for hedge accounting.  The swap agreement was executed to fix a portion of its variable rate debt with a notional amount of $12.0 million and expires February 2018 (swap C).  Under swap C, the Company receives interest at the one-month LIBOR rate, and pays a fixed rate of 0.78%.  The fair value of the three swap agreements was a liability of $0.6 million at October 1, 2016. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 5 for additional information pertaining to interest rate swaps.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	October 1, 2016
	Level 1	Level 2	Level 3	Asset/(Liability) Fair Value Measurement
Assets
Cash equivalents	$8	$—	$—	$8
Marketable securities	13,786	—	—	13,786
Liabilities
Interest rate swaps	—	(627)	—	(627)
Total	$13,794	$(627)	$—	$13,167

	December 31, 2015
	Level 1	Level 2	Level 3	Asset/(Liability) Fair Value Measurement
Assets
Cash equivalents	$96	$—	$—	$96
Marketable securities	13,431	—	—	13,431
Total	$13,527	$—	$—	$13,527

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

For our equipment and real estate promissory notes with fixed rates, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at October 1, 2016 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment and real estate promissory notes	$102,455	$103,695

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates

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

In addition to the administrative support services described above, we purchase other services from affiliates. Following is a schedule of cost incurred for services provided by affiliates for the thirteen weeks and thirty-nine ended October 1, 2016 and September 26, 2015 (in thousands):

	Thirteen weeks ended		Thirty-nine Weeks Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015

Administrative support services	$548	$881	$1,906	$2,374
Truck fuel, tolls and maintenance	619	1,012	1,864	1,622
Real estate rent and related costs	4,218	3,149	12,458	9,578
Insurance and employee benefit plans	12,496	13,374	34,802	37,358
Contracted transportation services	4	218	230	686
Total	$17,885	$18,634	$51,260	$51,618

CenTra charges us for the direct variable cost of maintenance, fueling and other operational support costs for services delivered at their trucking terminals that are geographically remote from our own facilities.  Such activities are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.  In connection with our transportation services, we also pay tolls and other fees for international bridge crossings to certain related entities which are under common control with CenTra.

A significant number of our transportation and logistics service operations are located at facilities leased from affiliates.  At 31 facilities, occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly.  Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility.  However, we are not limited to such arrangements.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders.  Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including leased real estate, insurance and employee benefit plans, and contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At October 1, 2016 and December 31, 2015, amounts due to affiliates related to such services were $6.6 million and $3.4 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At October 1, 2016 and December 31, 2015, there were $7.7 million and $11.5 million, respectively, included in each of these accounts for insured claims.

We used an affiliate to provide real property improvements to us totaling $1.0 million during the thirty-nine weeks ended October 1, 2016, and also purchased $1.4 million of wheels and tires for new trailering equipment and an additional $0.2 million in revenue equipment components from an affiliate during the same period.  During the thirty-nine weeks ended September 26, 2015, we purchased used snow removal equipment from an affiliate for $18,000.

On August 8, 2016, the Company entered into and closed on a purchase agreement with a subsidiary of CenTra, Crown Enterprises, Inc. (the “Seller”), for a multi-building, cross-dock logistics terminal located in Romulus, Michigan. The purchase price, which was established by an independent third party appraisal, was $22.5 million payable pursuant to a promissory note with the Seller. As of October 1, 2016, the remaining principal balance on the note was $2.7 million, and such amount is due on or before August 15, 2026.  See Note 4 for additional information pertaining to the note with the Seller.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates – continued

We periodically use the law firm of Sullivan Hincks & Conway to provide us legal services.  Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway.  Not included in the table above are amounts paid for legal services during the thirty-nine weeks ended September 26, 2015 of $1,400.  No amounts were paid for legal services during the thirteen weeks or thirty-nine weeks ended October 1, 2016, or during the thirteen weeks ended September 26, 2015.

Services provided by Universal to Affiliates

We may assist our affiliates with selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks and thirty-nine weeks ended October 1, 2016 and September 26, 2015 (in thousands):

	Thirteen weeks ended		Thirty-nine Weeks Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Purchased transportation and equipment rent	$284	$10	$626	$191
Total	$284	$10	$626	$191

At October 1, 2016 and December 31, 2015, amounts due from affiliates were $2.8 million and $1.9 million, respectively.

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended		Thirty-nine Weeks Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Unrealized holding gains (losses) on available-for-sale investments arising during the period:
Gross amount	$(224)	$(1,707)	$739	$(1,740)
Income tax (expense) benefit	77	609	(272)	634
Net of tax amount	$(147)	$(1,098)	$467	$(1,106)

Realized (gains) losses on available-for-sale investments reclassified into income:
Gross amount	$(52)	$—	$(91)	$(276)
Income tax expense (benefit)	23	—	38	100
Net of tax amount	$(29)	$—	$(53)	$(176)

Unrealized holding gains (losses) on interest rate swaps arising during the period:
Gross amount	$73	$—	$(627)	$—
Income tax benefit (expense)	(28)	—	238	—
Net of tax amount	$45	$—	$(389)	$—

Foreign currency translation adjustments	$(293)	$(987)	$(990)	$(1,753)

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Stock Based Compensation

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

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	68,225	$17.80
Granted	10,000	$15.55
Vested	(15,577)	$19.13
Forfeited	—	$—
Balance at October 1, 2016	62,648	$17.11

During the thirty-nine weeks ended October 1, 2016 and September 26, 2015, the total grant date fair value of vested shares recognized as compensation costs was $0.3 million and $0.2 million respectively.  As of October 1, 2016, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.2 million during the remainder of 2016, and $0.4 million, $0.4 million, and $0.1 million in 2017, 2018, and 2019, respectively.

(9)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock.  Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.   In each of the thirteen weeks and thirty-nine weeks ended October 1, 2016, there were no weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share.  For the thirteen weeks and thirty-nine weeks ended September 26, 2015, there were 177 and 3,502 weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share, respectively.

In each of the thirteen weeks and thirty-nine weeks ended October 1, 2016, 68,225 shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.  No shares were excluded from the calculation of diluted earnings per share for the thirteen weeks or thirty-nine weeks ended September 26, 2015.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Dividends

On July 28, 2016, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on August 8, 2016 and paid on August 18, 2016.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments as of and for the thirteen week and thirty-nine week periods ended October 1, 2016 and September 26, 2015 (in thousands):

	Thirteen weeks ended October 1, 2016
	Transportation	Logistics	Other	Total
Operating revenues	$169,655	$101,110	$728	$271,493
Eliminated inter-segment revenues	(527)	(1,966)	—	(2,493)
Income from operations	4,577	5,360	90	10,027
Total assets	241,540	295,583	21,108	558,231

	Thirteen weeks ended September 26, 2015
	Transportation	Logistics	Other	Total
Operating revenues	$186,927	$97,179	$108	$284,214
Eliminated inter-segment revenues	(662)	(1,841)	—	(2,503)
Income from operations	8,086	10,129	(1,271)	16,944
Total assets	233,791	256,110	37,961	527,862

	Thirty-nine weeks ended October 1, 2016
	Transportation	Logistics	Other	Total
Operating revenues	$496,488	$310,896	$1,316	$808,700
Eliminated inter-segment revenues	(1,471)	(5,967)	—	(7,438)
Income from operations	17,384	24,517	(1,170)	40,731
Total assets	241,540	295,583	21,108	558,231

	Thirty-nine weeks ended September 26, 2015
	Transportation	Logistics	Other	Total
Operating revenues	$542,884	$299,591	$307	$842,782
Eliminated inter-segment revenues	(2,184)	(4,449)	—	(6,633)
Income from operations	23,602	31,627	(298)	54,931
Total assets	233,791	256,110	37,961	527,862

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(12)	Commitments and Contingencies

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

At October 1, 2016, approximately 28% of our employees in the United States, Canada and Colombia, and 94% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, less than 1% of which are subject to contracts that expire in 2016.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which is intended to simplify the presentation of deferred income taxes.  The ASU requires that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet.  The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies.  The Company has early adopted this ASU effective January 1, 2016 on a retrospective basis. As a result of the adoption, the Company reclassified $6.3 million of current deferred tax assets to noncurrent deferred income tax liabilities, and additional $0.1 million of current deferred tax assets to noncurrent deferred assets to conform to the current year presentation.

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

On October 27, 2016, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on November 7, 2016 and expected to be paid on November 17, 2016.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services. Our intermodal services and transportation services associated with individual freight shipments coordinated by our agents and company-managed terminals are aggregated into our reportable transportation segment, while our value-added services and transportation services to specific customers on a dedicated basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and thirty-nine weeks ended October 1, 2016 and September 26, 2015, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Operating revenues:
Transportation services	60.3%	62.7%	58.9%	61.5%
Value-added services	26.5%	24.1%	27.9%	25.4%
Intermodal services	13.2%	13.2%	13.2%	13.1%
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and thirty-nine weeks ended October 1, 2016 and September 26, 2015, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	48.6	51.6	47.7	50.8
Direct personnel and related benefits	24.0	19.0	24.1	18.9
Commission expense	3.0	3.4	3.1	3.3
Operating expenses (exclusive of items shown separately)	9.2	9.0	9.0	9.7
Occupancy expense	3.0	2.4	2.9	2.4
Selling, general, and administrative	3.3	3.3	3.3	3.3
Insurance and claims	1.8	2.3	1.7	2.0
Depreciation and amortization	3.3	3.0	3.3	3.1
Total operating expenses	96.3	94.0	95.0	93.5
Income from operations	3.7	6.0	5.0	6.5
Interest and other non-operating income (expense), net	(0.7)	(0.7)	(0.7)	(0.6)
Income before provision for income taxes	3.0	5.3	4.3	5.9
Provision for income taxes	1.2	2.0	1.6	2.3
Net income	1.8%	3.3%	2.7%	3.6%

Thirteen Weeks Ended October 1, 2016 Compared to Thirteen Weeks Ended September 26, 2015

Operating revenues. Operating revenues for the thirteen weeks ended October 1, 2016 decreased by $12.7 million, or 4.5%, to $271.5 million from $284.2 million during the same period last year. Included in operating revenues are fuel surcharges, where separately identifiable, of $13.3 million for the thirteen weeks ended October 1, 2016, which compares to $18.4 million for the thirteen weeks ended September 26, 2015.  Revenues from our transportation segment decreased $17.3 million, or 9.2%, and income from operations decreased $3.5 million, or 43.4% compared to the same period last year.  The transportation segment experienced a decrease primarily due to decreases in fuel surcharges and weakness in our energy and domestic steel markets, both of which adversely impacted our flatbed operations.  In our logistics segment, revenues increased $3.9 million, or 4.0%, over the same period last year; however, income from operations decreased $4.8 million, or 47.1%, to $5.4 million. Operating margin in our logistics segment was 5.3% during the third quarter of 2016 compared to the 10.4% achieved during the third quarter 2015.  Operating losses attributable to value-added operations supporting the heavy-truck market totaled $0.6 million during the third quarter of 2016 compared to $3.5 million of operating income earned during the same period last year.

Overall, the decrease in consolidated operating revenues is the result of a $14.5 million decrease in our transportation services and a $1.8 million decrease in intermodal services, partially offset by a $3.6 million increase in our value-added services. Included in transportation services during the thirteen weeks ended October 1, 2016, were $9.8 million in separately identifiable fuel surcharges compared to $13.1 million in the same period last year.   For the thirteen weeks ended October 1, 2016, our operating revenue per loaded mile, excluding fuel surcharges, decreased to $2.31 from $2.54 during the same period last year primarily due to a weak pricing environment.  However, the number of transportation service loads increased 2.7% to 154,700 during the thirteen weeks ended October 1, 2016 from 150,668 in the same period last year.

Value-added services increased by 5.3% to $72.0 million during the thirteen weeks ended October 1, 2016 compared to $68.4 million during the same period last year.  Overall, value-added services increased despite an $8.7 million decrease in value-added services supporting the heavy-truck market. At October 1, 2016, we provided value-added services at 47 locations compared to 48 at September 26, 2015; however, the scope of services provided at several locations has broadened.

The $1.8 million decrease in revenues from our intermodal operations during the thirteen weeks ended October 1, 2016, was primarily due to a decrease in fuel surcharges of $1.8 million.  For the thirteen weeks ended October 1, 2016, our operating revenue per load, excluding fuel surcharges, was $354 compared to $350 for the same period last year. The number of intermodal loads increased to 85,367 during the thirteen weeks ended October 1, 2016, compared to 84,720 during the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended October 1, 2016 decreased by $14.9 million, or 10.2%, to $131.8 million from $146.7 million during the same period last year. The absolute decrease was primarily due to decreases in our operating revenues from transportation and intermodal services. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services.  Combined, transportation and intermodal service revenues decreased 7.6% to $199.5 million for the thirteen weeks ended October 1, 2016 compared to $215.8 million for the thirteen weeks ended September 26, 2015.  As a percentage of operating revenues, purchased transportation and equipment rent decreased to 48.6% for the thirteen weeks ended October 1, 2016 from 51.6% during the same period last year.  Transportation and intermodal services revenues combined totaled 73.5% of total operating revenues during the third quarter of 2016, compared to 75.9% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefit costs for the thirteen weeks ended October 1, 2016 increased by $11.2 million, or 20.7%, to $65.3 million compared to $54.1 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The absolute increase is primarily attributable to higher than normal labor costs as we launch new value-added programs.  As a percentage of operating revenues, personnel and related benefits expenses increased to 24.0% for the thirteen weeks ended October 1, 2016, compared to 19.0% for the thirteen weeks ended September 26, 2015. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total operating revenues are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services. We expect over time these costs to return to historical levels.

Commission expense. Commission expense for the thirteen weeks ended October 1, 2016 decreased by $1.5 million, or 15.5%, to $8.2 million from $9.7 million for the thirteen weeks ended September 26, 2015. The absolute decrease was primarily due to decreases in our operating revenues from transportation and intermodal services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals.  As a percentage of operating revenues, commission expense decreased to 3.0% for the thirteen weeks ended October 1, 2016 compared to 3.4% during the same period last year. As a percentage of operating revenues, the decrease in commission expense is due to a shift in the mix of revenues generated by company-managed locations and in value-added services, where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses decreased $0.5 million, or 2.0%, to $25.0 million for the thirteen weeks ended October 1, 2016, compared to $25.5 million for the thirteen weeks ended September 26, 2015. As a percentage of operating revenues, operating expenses increased to 9.2% for the thirteen weeks ended October 1, 2016 from 9.0% during the same period last year. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The absolute decrease in such operating expenses was primarily attributable to decreases in repair and maintenance of $0.9 million, highway use and fuel taxes totaling $0.5 million, fuel expense on company-owned equipment of $0.3 million, and an additional $0.2 million in other operating expenses. These decreases were partially offset by an increase in plate and permit expense totaling $1.4 million.

Occupancy expense. Occupancy expense for the thirteen weeks ended October 1, 2016 increased by $1.3 million, or 19.4%, to $8.0 million from $6.7 million for the thirteen weeks ended September 26, 2015.  As a percentage of operating revenues, occupancy expense increased to 3.0% for the thirteen weeks ended October 1, 2016 compared to 2.4% for the thirteen weeks ended September 26, 2015.  At October 1, 2016, the Company leased 29 value-added service locations compared to 31 at September 26, 2015. While the number of leased facilities declined, the absolute increase in occupancy expense is due to the enlarged scale of several operations supporting the expanded scope of customer requirements.

Selling, general and administrative. Selling, general and administrative expense for the thirteen weeks ended October 1, 2016 decreased by $0.4 million, or 4.2%, to $9.1 million from $9.5 million for the thirteen weeks ended September 26, 2015. As a percentage of operating revenues, selling, general and administrative expense held consistent at 3.3% in each of the thirteen weeks ended October 1, 2016 and September 26, 2015.  The absolute decrease was primarily due to decreases in bad debt expense totaling $0.3 million, and in salaries, wages and benefits of $0.2 million.  Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended October 1, 2016 decreased by $1.6 million, or 24.2%, to $5.0 million from $6.6 million for the thirteen weeks ended September 26, 2015. As a percentage of operating revenues, insurance and claims decreased to 1.8% for the thirteen weeks ended October 1, 2016 from 2.3% for the thirteen weeks ended September 26, 2015. The absolute decrease was primarily the result of a decrease in auto liability insurance premiums and claims expense of $1.8 million. This decrease was partially offset by an increase in cargo and service claims expense of $0.1 million.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended October 1, 2016 increased by $0.6 million to $9.1 million from $8.5 million for the thirteen weeks ended September 26, 2015. The increase is primarily the result of increases in capital investments throughout 2016 compared to historic trends.  This increase was partially offset by decreases in certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $2.1 million for each of the thirteen weeks ended October 1, 2016 and September 26, 2015.  At October 1, 2016 we had outstanding borrowings totaling $250.6 million compared to $245.9 million at September 26, 2015.

Other non-operating income.  Other non-operating income was $0.2 million for the thirteen weeks ended October 1, 2016 compared to $0.1 million for the same period last year, both of which consisted primarily of gains on the sales of marketable securities.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended October 1, 2016 was $3.1 million compared to $5.8 million for the thirteen weeks ended September 26, 2015, based on effective tax rates of 38.5% and 38.4%, respectively.

Thirty-nine Weeks Ended October 1, 2016 Compared to Thirty-nine Weeks Ended September 26, 2015

Operating revenues. Operating revenues for the thirty-nine weeks ended October 1, 2016 decreased by $34.1 million, or 4.0%, to $808.7 million from $842.8 million for the thirty-nine weeks ended September 26, 2015. Included in operating revenues are fuel surcharges, where separately identifiable, of $37.8 million for the thirty-nine weeks ended October 1, 2016, which compares to $59.5 million for the thirty-nine weeks ended September 26, 2015.  Revenues from our transportation segment decreased $46.4 million, or 8.5%, and income from operations decreased $6.2 million, or 26.3%, compared to the same period last year. Operating revenues declined due to several factors including a decline in fuel surcharges and a slowdown in key markets including steel and metals and energy. Operating margin in our transportation segment decreased to 3.5% compared to 4.3% during the same period last year. In our logistics segment, revenues increased $11.3 million, or 3.8%, over the same period last year, while income from operations decreased $7.1 million, or 22.5%, to $24.5 million. The decrease in operating income in our logistics segment is primarily the result of higher than expected launch costs at new value-added operations, and a slow-down in our operations supporting the heavy-truck market.  For the thirty-nine weeks ended October 1, 2016, operating income attributable to operations supporting heavy-truck totaled $2.7 million compared to $11.2 million during the same period this year.

Overall, the decrease in consolidated operating revenues is primarily the result of a decrease in our transportation services of $42.4 million and a decrease in our intermodal services of $3.7 million. The decrease in transportation services was primarily the result of decreases in pricing, which was partially offset by an increase in the number of transportation loads hauled. For the thirty-nine weeks ended October 1, 2016, our operating revenue per loaded mile, excluding fuel surcharges, decreased to $2.26 from $2.48 for thirty-nine weeks ended September 26, 2015, while the number of transportation loads hauled increased 1.8% to 461,337 during the thirty-nine weeks ended October 1, 2016 from 453,353 in the same period last year.

Value-added services increased by 5.6% to $225.7 million during the thirty-nine weeks ended October 1, 2016, compared to $213.7 million during the same period last year. The increase of $12.0 million in total value-added services includes a $20.1 million decline in value-added services supporting the heavy-truck market. At October 1, 2016, we provided value-added services at 47 locations compared to 48 at September 26, 2015; however, the scope of services provided as several locations has broadened.

Revenues from our intermodal operations decreased due to a decline in fuel surcharges, which were partially offset by increases in operating revenue per load and in the number of loads hauled. Fuel surcharges declined $6.0 million, while operating revenue per load, excluding fuel surcharges, for the thirty-nine weeks ended October 1, 2016 increased to $353 from $347 for the thirty-nine weeks ended September 26, 2015, and the number of intermodal loads hauled increased to 252,563 for the thirty-nine weeks ended October 1, 2016, compared to 224,286 during the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirty-nine weeks ended October 1, 2016 decreased by $42.4 million, or 9.9%, to $385.5 million from $427.9 million for the thirty-nine weeks ended September 26, 2015. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. Combined, transportation and intermodal revenues decreased 7.3% to $583.0 million for the thirty-nine weeks ended October 1, 2016 compared to $629.1 million during the same period last year. As a percentage of operating revenues, purchased transportation and equipment rent decreased to 47.7% for the thirty-nine weeks ended October 1, 2016 from 50.8% for the thirty-nine weeks ended September 26, 2015. This decrease was primarily due to a shift in the mix of service revenues.  Transportation and intermodal revenues combined totaled 72.1% of total operating revenues during the thirty-nine weeks ended October 1, 2016, compared to 74.6% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefit costs for the thirty-nine weeks ended October 1, 2016 increased by $35.2 million, or 22.1%, to $194.6 million compared to $159.4 million for the thirty-nine weeks ended September 26, 2015. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The absolute increase is primarily attributable to higher than normal labor costs as we launch new value-added programs.  As a percentage of operating revenues, personnel and related benefits expenses increased to 24.1% for the thirty-nine weeks ended October 1, 2016, compared to 18.9% during the same period last year. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total operating revenues are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services. We expect over time these costs to return to historical levels.

Commission expense. Commission expense for the thirty-nine weeks ended October 1, 2016 decreased by $3.3 million, or 11.8%, to $24.7 million from $28.0 million during the same period last year. The absolute decrease was primarily due to the decrease in our operating revenues from transportation and intermodal services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals.  As a percentage of operating revenues, commission expense decreased to 3.1% for the thirty-nine weeks ended October 1, 2016 compared to 3.3% for the thirty-nine weeks ended September 26, 2015. As a percentage of operating revenues, the decrease in commission expense is due to a shift in the mix of revenues generated by company-managed locations and in value-added services where no commissions are paid.

Operating expenses (exclusive of items shown separately). Operating expenses decreased $9.1 million, or 11.2%, to $72.5 million for the thirty-nine weeks ended October 1, 2016, compared to $81.6 million for the thirty-nine weeks ended September 26, 2015. As a percentage of operating revenues, operating expenses decreased to 9.0% for the thirty-nine weeks ended October 1, 2016 from 9.7% for the thirty-nine weeks ended September 26, 2015. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The decrease in operating expenses was primarily due to decreases in fuel expense on company-owned equipment totaling $4.4 million, $3.8 million in repair and maintenance expense, and $0.8 million in highway use and fuel taxes.

Occupancy expense. Occupancy expense for the thirty-nine weeks ended October 1, 2016 increased by $3.6 million, or 17.8%, to $23.8 million from $20.2 million for the thirty-nine weeks ended September 26, 2015.  As a percentage of operating revenues, occupancy expense increased to 2.9% for the thirty-nine weeks ended October 1, 2016 compared to 2.4% for the thirty-nine weeks ended September 26, 2015. At October 1, 2016, the Company leased 29 value-added service locations compared to 31 at September 26, 2015. While the number of leased facilities declined, the absolute increase in occupancy expense is due to the enlarged scale of several operations supporting the expanded scope of customer requirements.

Selling, general and administrative. Selling, general and administrative expense for the thirty-nine weeks ended October 1, 2016 decreased by $1.1 million, or 4.0%, to $26.6 million from $27.7 million for the thirty-nine weeks ended September 26, 2015. As a percentage of operating revenues, selling, general and administrative expense held consistent at 3.3% for each of the thirty-nine weeks ended October 1, 2016 and September 26, 2015.  The absolute decrease was primarily due to decreases in professional services of $0.8 million and in bad debt expense totaling $0.6 million. These decreases were partially offset by an increase in salaries, wages and benefits of $0.4 million. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended October 1, 2016 decreased by $3.0 million, or 18.1%, to $13.6 million from $16.6 million for the thirty-nine weeks ended September 26, 2015. As a percentage of operating revenues, insurance and claims decreased to 1.7% for the thirty-nine weeks ended October 1, 2016 from 2.0% for the thirty-nine weeks ended September 26, 2015. The absolute decrease was primarily the result of decreases in our auto liability insurance premiums and claims expense of $2.4 million and in our cargo and service claims expense of $0.6 million.

Depreciation and amortization. Depreciation and amortization expense for the thirty-nine weeks ended October 1, 2016 increased by $0.4 million, or 1.5%, to $26.8 million from $26.4 million for the thirty-nine weeks ended September 26, 2015. The increase is primarily the result of increased capital investments throughout 2016, which was partially offset by certain other intangible assets becoming fully amortized.

Interest expense, net. Net interest expense was $6.2 million for the thirty-nine weeks ended October 1, 2016 compared to $5.8 million for the thirty-nine weeks ended September 26, 2015.  The increase is primarily the result of higher outstanding debt during the period.  At October 1, 2016 we had outstanding borrowings totaling $250.6 million compared to $245.9 million at September 26, 2015.

Other non-operating income. Other non-operating income was $0.4 million for the thirty-nine weeks ended October 1, 2016 compared to $0.8 million for the same period last year, both of which consisted primarily of gains on the sales of marketable securities.

Provision for income taxes. Provision for income taxes for the thirty-nine weeks ended October 1, 2016 was $13.5 million compared to $19.2 million for the thirty-nine weeks ended September 26, 2015, based on effective tax rate of 38.5% in each of the periods.

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

During the thirty-nine weeks ended October 1, 2016, our capital expenditures totaled $82.3 million, including $3.7 million in non-cash additions. These expenditures primarily consisted of transportation equipment, strategic real estate and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the end of 2016, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of $22 million to $26 million. The anticipated amount is somewhat higher than our historical trends.  We expect to make these capital expenditures for the acquisition of transportation equipment to support our more dynamic approach to fleet management and to support our new and existing value-added service operations.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock.  We paid $0.21 per common share, or $6.0 million, during the thirty-nine week period ended October 1, 2016.  On October 27, 2016, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on November 7, 2016 and is expected to be paid on November 17, 2016.  Declarations of future cash dividends are subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Borrowings under the PNC Facility may be made by certain U.S. subsidiary borrowers until, and mature on, December 23, 2020.  Outstanding borrowings bear interest at LIBOR or a base rate, plus an applicable margin for each.  The applicable margin fluctuates based on the borrowing subsidiaries’ quarterly average excess availability, as defined in the PNC Facility.  Upon request, the PNC Facility may be increased by up to $30 million and provides for up to $3 million in letters of credit.  As security for all indebtedness pursuant to the PNC facility, PNC Bank was granted a first priority perfected security interest in cash, deposits and accounts receivable of the borrowing subsidiaries and selected other assets. The credit facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event, as defined in the PNC Facility. The PNC Facility also includes customary mandatory prepayments provisions. At October 1, 2016, our $60.7 million revolver advance was secured by, among other assets, net eligible accounts receivable totaling $98.5 million. We did not have any letters of credit issued against the credit facility, and $28.0 million was available for borrowing.

The Key Equipment Notes refinanced a substantial portion of our transportation equipment by one of our wholly-owned subsidiaries.  As security for all indebtedness pursuant to the Key Equipment Notes, Key Equipment Finance was granted liens on selected titled vehicles.  Additionally, the obligations under the Key Equipment Notes are guaranteed by certain wholly-owned operating subsidiaries of the Company in connection with each such subsidiary’s lease of equipment. The Key Equipment Notes also include financial covenants requiring the borrowing subsidiary to maintain a ratio of operating cash flow to fixed charges of not less than 1.1:1, as defined in the agreement. At October 1, 2016, the outstanding balance on the Key Equipment Notes totaled $68.4 million. The Key Equipment Notes are payable in 60 monthly installments and bear interest at a fixed rate of 3.75%.

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

As security for all indebtedness under the Comerica Facility, Westport granted a first perfected security interest on all of its tangible and intangible property and in assets acquired in the future.  The Company also pledged 100% of its equity interest in Westport.  The Comerica Facility also contains a “springing” guaranty requiring the Company to guarantee the indebtedness under certain events, as defined in the Comerica Facility. The Comerica Facility includes financial covenants requiring Westport to maintain a minimum fixed charge coverage ratio, minimum quarterly EBITDA amounts, as defined in the credit agreement, and a maximum debt to EBITDA ratio, as well as customary affirmative and negative covenants and events of default.  At October 1, 2016, there were no letters of credit issued under the Comerica Facility, and the outstanding balance was $36.5 million.  At October 1, 2016, our $1.0 million revolver advance was secured by, among other assets, net eligible accounts receivable and inventory totaling $10.5 million and $6.5 million, respectively. At October 1, 2016, availability, as defined in the Comerica Facility, was $11.5 million.

Proceeds of the $40 million Flagstar Loan were advanced on December 23, 2015, and the outstanding principal balance was due on or before July 15, 2016. Borrowings under the Flagstar Loan bore interest at LIBOR, plus 3.5%, and interest on the unpaid balance was payable monthly commencing on February 1, 2016. On June 21, 2016, a wholly-owned subsidiary of the Company, entered into a Loan and Financing Agreement with Flagstar, along with ten accompanying promissory notes and commercial mortgages (collectively, the “Real Estate Credit Agreement”) totaling approximately $32.8 million to refinance a portion of the Company’s existing indebtedness with Flagstar pursuant to the $40 million unsecured term loan.  The promissory notes bear interest at a rate of LIBOR plus 2.25%, and will be repaid in consecutive monthly installment payments, plus interest, beginning July 1, 2016.  The promissory notes are due on or before June 30, 2026.  At October 1, 2016, the aggregate principal outstanding pursuant to the ten promissory notes was $32.0 million and the unsecured term loan was fully repaid.

As security for all indebtedness pursuant to the Real Estate Credit Agreement, Flagstar Bank (“Flagstar”) was granted first mortgages and assignment of leases on specific parcels of real estate and improvements included in the collateral pool, as defined in the agreement.  Except for obligations subject to interest rate swap agreements with Flagstar, as defined in the Real Estate Credit Agreement, UTSI Finance may prepay all or a portion of the loans, plus applicable breakage charges and fees.  The Real Estate Credit Agreement also contains customary affirmative and negative covenants and events of default, and requires UTSI Finance to maintain a debt service coverage ratio of not less than 1.02:1, as defined in the Real Estate Credit Agreement.  The first test for compliance is due after the fourth quarter of 2016.

During the thirty-nine weeks ended October 1, 2016, a wholly-owned subsidiary of the Company entered into installment obligations totaling approximately $33.6 million for the purpose of purchasing revenue equipment.  The promissory notes will be repaid in 60 monthly installments at interest rates ranging from 3.24% to 3.69%.  At October 1, 2016, the aggregate principal outstanding balance pursuant to the promissory notes totaled $31.4 million.

On August 8, 2016, a wholly-owned subsidiary of the Company entered into an unsecured promissory note (the “Unsecured Note”) with an affiliate for the purchase of a multi-building, cross-dock logistics terminal in the principal amount of $22,500,000. The Unsecured Note is payable in 120 monthly payments of principal and accrued interest starting September 15, 2016, and it bears interest at a fixed rate of 3.5% per annum. On September 6, 2016, the subsidiary entered into a loan and financing agreement (the “Loan Agreement”) with Flagstar, along with a promissory note (the “Secured Note”) and commercial mortgage to repay a portion of the Unsecured Note. As of October 1, 2016, the remaining principal balance on the Unsecured Note was approximately $2.7 million, and such amount is due on or before August 15, 2026.  The Secured Note bears interest at a rate of LIBOR plus 2.25%, and will be repaid in consecutive monthly installment payments of principal and accrued interest beginning October 1, 2016. The subsidiary granted to Flagstar a first priority mortgage on the terminal as security for the subsidiary’s obligations under the Loan Agreement. Except for obligations subject to any interest rate swap agreement, the Company may prepay all or a portion of the Secured Note, plus applicable breakage charges and fees. The Loan Agreement also contains customary affirmative and negative covenants and events of default, and requires the subsidiary to maintain a debt service coverage ratio of not less than 1.02:1. As of October 1, 2016, the remaining principal balance on the Secured Note was approximately $19.0 million, and such amount is due on or before September 5, 2026.

Secured Line of Credit

The Company maintains a secured borrowing facility at UBS Financial Services, Inc., or UBS, using its marketable securities as collateral for the short-term line of credit.  The line of credit bears an interest rate equal to LIBOR plus 1.10%, and interest is adjusted and billed monthly.  No principal payments are due on the borrowing; however, the line of credit is callable at any time.  The amount available under the line of credit is based on a percentage of the market value of the underlying securities.  If the equity value in the account falls below the minimum requirement, the Company must restore the equity value, or UBS may call the line of credit.  As of October 1, 2016, there was no outstanding balance under the line of credit, and the maximum available borrowings against the line of credit were $7.3 million.

Discussion of Cash Flows

At October 1, 2016, we had cash and cash equivalents of $1.5 million compared to $12.9 million at December 31, 2015.  Net cash provided by operating activities was $60.9 million and $3.9 million was provided by financing activities, while we used $76.1 million in investing activities.

The $60.9 million in net cash provided by operations was primarily attributable to $21.5 million of net income, which reflects non-cash depreciation and amortization, losses on the sales of property and equipment, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $28.0 million, net.  Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $11.4 million.   The aggregate decrease in working capital is primarily the result of an increase in trade accounts payable outstanding at the end of the period.  This decrease was partially offset by a decline in other long-term liabilities and an increase in trade and other accounts receivable and in prepaid income taxes, prepaid expenses and other assets.  Affiliate transactions increased net cash provided by operating activities during the thirty-nine weeks ended October 1, 2016 by $2.2 million.  The increase consisted of an increase in accounts payable to affiliates of approximately $3.1 million, which was partially offset by an increase in accounts receivable from affiliates of approximately $0.9 million.

The $76.1 million in net cash used in investing activities consisted of $78.7 million for capital expenditures, which was partially offset by $2.2 million in proceeds from the sale of property and equipment.

Financing activities provided $3.9 million in net cash. We had outstanding borrowings totaling $250.6 million at October 1, 2016 compared to $234.9 million at December 31, 2015.  During the thirty-nine weeks ended October 1, 2016, cash borrowings totaled $225.8 million and we made $213.8 million of principal repayments. We also paid cash dividends of $6.0 million and made $1.8 million in payments on capital lease obligations.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2015. There have been no changes in our accounting policies during the thirteen weeks ended October 1, 2016.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended October 1, 2016. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2016, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended October 1, 2016 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2014, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market.  There have not been any purchases of shares under this authorization.  The Company did, however, acquire 1,600 shares for $24,000 pursuant to its right of first refusal under a restricted stock bonus award agreement during the third fiscal quarter of 2016.

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

4.1

Amended and Restated Registration Rights Agreement, dated as of July 25, 2012, among the Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust U/A March 24, 1977, as amended and restated on December 22, 2004 and the M.J. Moroun 2012 Annuity Trust dated April 30, 2012 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012)

10.1

Purchase Agreement dated as of August 8, 2016 between UTSI Finance and Crown Enterprises (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2016).

10.2

Promissory Note in the principal amount of $22,500,000, dated as of August 8, 2016, with UTSI Finance and Crown Enterprises (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2016).

10.3

Loan and Financing Agreement dated September 6, 2016 between UTSI Finance and Flagstar (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2016).

10.4	Promissory Note dated September 6, 2016 by UTSI Finance in favor of Flagstar (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 9, 2016).

10.5	Commercial Mortgage dated September 6, 2016 between UTSI Finance and Flagstar (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 9, 2016).

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)

Date: November 10, 2016	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer

Date: November 10, 2016	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer