Form 10-K
period 2016-12-31
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2017-03-15
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of July 2, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 1, 2016, as reported by The Nasdaq Stock Market, was approximately $107.7 million (assuming, but not admitting for any purpose, that all (a) directors and executive officers of the registrant are affiliates, and (b) the number of shares held by such directors and executive officers does not include shares that such persons could have acquired within 60 days of July 2, 2016).

The number of shares of common stock, no par value, outstanding as of March 6, 2017, was 28,442,894.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

UNIVERSAL LOGISTICS HOLDINGS, INC.

2016 ANNUAL REPORT ON FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended December 31 and the associated quarters, months and periods of those fiscal years. Each of the terms “Universal,” the “Company,” “we,” “us” and “our” as used herein refers collectively to Universal Logistics Holdings, Inc. and its subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

ITEM 1:	BUSINESS

Company Background

We are a leading asset-light provider of customized transportation and logistics solutions throughout the United States, and in Mexico, Canada and Colombia. We offer our customers a broad array of services across their entire supply chain, including transportation, value-added, and intermodal services.

We provide a comprehensive suite of transportation and logistics solutions that allow our customers to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors, through a network of agents who solicit freight business directly from shippers, and through company-managed facilities and full service freight forwarding and customs house brokerage offices. At December 31, 2016, we had an agent network totaling approximately 337 agents, and we operated 47 company-managed terminal locations and provided services at 47 logistics locations throughout the United States and in Mexico, Canada and Colombia.

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

Transportation. Our transportation services include dry van, flatbed, heavy haul, dedicated, refrigerated, shuttle and switching operations. These services also include full service domestic and international freight forwarding, customs brokerage, final mile and ground expedite. Transportation services represented approximately $629.2 million, or 58.7%, of our operating revenues in 2016. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries. Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation providers. We broker freight to third party transportation providers to complement our available capacity. Our transportation services also include full service international freight forwarding, customs house brokerage services, and final mile and ground expedite services, which we refer to collectively as specialized services.

Value-Added. Our value-added services, which are typically dedicated to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management. Value-added services represented approximately $302.2 million, or 28.2%, of our operating revenues in 2016. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains.

Intermodal Support. Intermodal operations include rail-truck, steamship-truck and support services. Intermodal support services represented $141.3 million, or 13.1%, of our operating revenues in 2016. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer and drayage services.

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

Target further penetration of key customers in the North American automotive industry. The automotive industry is one of the largest users of global outsourced logistics services, providing us growth opportunities with both existing and new customers. Of our customers generating revenues greater than $100,000 per year, this sector comprised approximately 42.5% of operating revenues in 2016. We intend to capitalize on anticipated continued growth in outsourcing of higher value logistics services in the automotive sector such as sub-assembly and sequencing, which link directly into production lines and require specialized capabilities, technological expertise and strict quality controls.

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

Competition and Industry

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

In 2016, shippers implemented significant bid activity, which resulted in pricing pressure throughout the year. We believe that our industry continues to be hindered by an insufficient quantity of qualified drivers which creates significant competition for this declining pool of qualified and safe drivers.

Pricing is expected to be more favorable during periods of more rapid economic expansion or lack of effective industry-wide trucking capacity. In December 2017, federal regulations are scheduled to mandate the use of ELDs across our industry. These devices are expected to reduce effective industry capacity by more strictly enforcing a driver’s hours of service and, as a result, miles that can be driven each day. We are using ELDs in our entire fleet and have adapted our network and customer base to the utilization constraints. A substantial portion of industry capacity, however, has not implemented ELDs; as a result, we expect industry capacity to tighten after the regulation implementation date.

Customers

Revenue is generated from customers throughout the United States, and in Mexico, Canada and Colombia. Our customers are largely concentrated in the automotive, steel, oil and gas, alternative energy and manufacturing industries.

A significant portion of our revenues are derived from the domestic auto industry. Of our customers generating revenues greater than $100,000 per year, aggregate sales in the automotive industry totaled 42.5%, 37.3% and 36.5% of revenues during the fiscal years ended December 31, 2016, 2015 and 2014, respectively. During 2016, 2015 and 2014, General Motors accounted for approximately 17.9%, 11.4% and 9.7% of our total operating revenues, respectively.  Sales to our top 10 customers, including General Motors, totaled 40.9% in 2016.  A significant portion of our revenue also results from our providing capacity to other transportation companies who aggregate loads from a variety of shippers in these and other industries.

Independent Contractor Network

We utilize a network of agents and owner-operators located throughout the United States and in the Canadian provinces of Ontario and Quebec. These agents and owner-operators are independent contractors.

A significant portion of the interaction with our shippers is provided by our agents. Over 40% of the freight we hauled in 2016 was solicited and controlled by our agents, with the balance generated by company-managed terminals, full service freight forwarding and customs house brokerage offices. Our top 100 agents in 2016 generated approximately 29% of our annual operating revenues. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is attuned to the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

Revenue Equipment

The following table represents our equipment used to provide transportation services as of December 31, 2016:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	892	2,909	3,801
Yard Tractors	208	-	208
Trailers	4,154	1,685	5,839
Chassis	1,067	-	1,067
Containers	804	-	804

Employees and Contractors

As of December 31, 2016, we had 6,275 employees. During the year ended December 31, 2016, we also engaged, on average, the full-time equivalency of 2,172 individuals on a contract basis. As of December 31, 2016, approximately 31% of our employees in the United States, Canada and Colombia, and 94% of our employees in Mexico were members of unions and subject to collective bargaining agreements. We believe our relationship with our employees is good.

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

Additional Information

We make available free of charge on or through our website, www.universallogistics.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing.

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

A significant portion of our larger customers are concentrated in the North American automotive industry. For customers with annual revenues over $100,000, 42.5% of our revenues were derived from customers in the North American automotive industry during 2016. Our business and growth largely depend on continued demand for its services from customers in this industry.  Any future downturns in North American automobile production, which also impacts our steel and metals customers, could similarly affect our revenues in future periods.

Our business derives a large portion of revenue from a few major customers, and the loss of any one or more of them as customers, or a reduction in their operations, could have a material adverse effect on our business.

A large portion of our revenue is generated from a limited number of major customers concentrated in the automotive, steel and metals, and energy industries. Our top 10 customers accounted for approximately 41% of our operating revenues during 2016. Our contracts with customers generally contain cancellation clauses, and there can be no assurance that these customers will continue to utilize our services or that they will continue at the same levels. Further, there can be no assurance that these customers will not be affected by a future downturn in demand, which would result in a reduction in their operations and corresponding need for our services. Moreover, our customers may individually lose market share, apart from general economic trends. If our major customers lose U.S. market share, they may have less need for services. A reduction in or termination of services by one or more of our major customers could have a material adverse effect on our business and results of operations.

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

The transportation industry routinely experiences difficulty in attracting and retaining qualified drivers, including independent contractors, resulting in intense competition for drivers. We have from time to time experienced under-utilization and increased expenses due to a shortage of qualified drivers. If we are unable to attract drivers when needed or contract with independent contractors when needed, we could be required to further adjust our driver compensation packages, increase driver recruiting efforts, or let trucks sit idle, any of which could adversely affect our growth and profitability.

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

A substantial number of our employees and of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Each of our unionized facilities has a separate agreement with the union that represents the workers at only that facility. Labor disputes involving either us or our customers could affect our operations. If the UAW and our automotive customers and their suppliers are unable to negotiate new contracts and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability. As of December 31, 2016, approximately 31% of our employees in the United States, Canada and Colombia, and 94% of our employees in Mexico were members of unions and subject to collective bargaining agreements.

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

During the last decade, the purchase price of new revenue equipment has increased significantly as equipment manufacturers recover increased materials costs and engine design costs resulting from compliance with increasingly stringent EPA engine emission standards. The final phase of the new EPA engine design requirements were effective in 2010; however, additional EPA emission mandates in the future could result in higher purchase prices of revenue equipment which could result in higher than anticipated depreciation expenses. If we were unable to offset any such increase in expenses with freight rate increases, our cash flows and results of operations could be adversely affected. If the market price for used equipment continues to decline, then we could incur substantial losses upon disposition of our revenue equipment which could adversely affect our results of operations and financial condition.

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

As of December 31, 2016, Matthew T. Moroun, the Chairman of our Board of Directors, and Manuel J. Moroun, a member of our Board of Directors, together own approximately 70.6% of our outstanding common stock. As a result, the Moroun family has the power to:

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

We are headquartered and maintain our corporate administrative offices in Warren, Michigan.  We own our corporate administrative offices, as well as 17 terminal yards and other properties in the following locations: Dearborn, Michigan; Romulus, Michigan; Louisville, Kentucky; Albany, Missouri; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Cleveland, Ohio; Gary, Indiana; Dallas, Texas; South Kearny, New Jersey; Rural Hall, North Carolina; Garden City, Georgia; Millwood, West Virginia; Memphis, Tennessee; Tampa, Florida and Houston, Texas.

As of December 31, 2016, we also leased 80 operating, terminal and yard, and administrative facilities in various U.S. cities located in 28 states, in Milton, Ontario; London, Ontario; Windsor, Ontario; and in San Luis Potosí, Mexico. Generally, our facilities are utilized by both of our operating segments for various administrative, transportation-related or value-added services.  We also deliver value-added services under our logistics segment inside or linked to 18 facilities provided by customers.  Certain of our leased facilities are leased from entities controlled by our majority shareholders.  These facilities are leased on either a month-to-month basis or extended terms. We believe that the properties we lease from these affiliates are, in the aggregate, leased at market rates and are suitable for their purposes and adequate to meet our needs.   For more information on our lease arrangements, see Part II, Item 8: Notes 8 and 10 to the Consolidated Financial Statements.

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

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol ULH.  The following table shows the reported high and low sales prices of our common stock for the periods indicated.

	2016		2015
Fiscal Period	High	Low	High	Low
First Quarter	$18.31	$11.12	$28.57	$22.66
Second Quarter	$16.93	$11.78	$26.62	$19.80
Third Quarter	$15.45	$11.90	$22.58	$15.16
Fourth Quarter	$17.70	$11.09	$17.56	$12.44

The reported last sale price per share of our common stock as quoted through the NASDAQ Global Market on March 6, 2017 was $14.05 per share.  As of such date, we had 28,442,894 shares outstanding.  As of March 6, 2017, there were approximately 11 record holders of our common stock, based upon data available to us from our transfer agent.  We believe, however, that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

On July 24, 2013, our Board of Directors approved a cash dividend policy that anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share.  Pursuant to the cash dividend policy, the Board of Directors declared quarterly cash dividends of $0.07 per common share totaling $0.28 per common share during 2016, 2015 and 2014.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

There were no purchases of our equity securities by or on behalf of us or any affiliated purchaser within the fourth quarter of 2016.

Performance Graph

The graph below matches Universal Logistics Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016.

	12/11	12/12	12/13	12/14	12/15	12/16
Universal Logistics Holdings, Inc.	100.00	107.08	179.94	170.01	84.90	100.82
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Transportation	100.00	106.01	143.98	202.99	173.16	207.87

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented.  In October 2012, Universal acquired Linc Logistics Company (“Linc”).  Universal and Linc were under common control, and as such, the financial statements of Universal have been retrospectively revised to reflect the accounts of Linc as if they had been consolidated for all previous periods.  The selected historical balance sheet data at December 31, 2016, 2015, 2014, 2013 and 2012 and the selected historical statement of income data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.  The following financial and operating data may not be indicative of our future performance.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$1,072,751	$1,128,773	$1,191,521	$1,033,492	$1,037,006
Operating expenses:
Purchased transportation and equipment rent	509,775	567,558	615,327	560,024	592,493
Direct personnel and related benefits	262,659	220,653	208,505	178,441	163,069
Commission expense	32,350	37,844	43,922	39,248	42,157
Operating expenses	96,612	108,523	116,611	79,263	71,117
Occupancy expense	31,923	27,004	25,063	20,049	19,275
Selling, general, and administrative	38,426	37,510	42,214	33,046	41,159
Insurance and claims	17,724	21,413	25,991	19,242	20,342
Depreciation and amortization	36,702	34,873	33,053	19,686	18,237
Total operating expenses	1,026,171	1,055,378	1,110,686	948,999	967,849
Income from operations	46,580	73,395	80,835	84,493	69,157
Interest income	157	55	46	130	241
Interest expense	(8,266)	(9,235)	(8,229)	(4,166)	(4,224)
Other non-operating income	934	790	447	459	2,778
Income before provision for income taxes	39,405	65,005	73,099	80,916	67,952
Provision for income taxes	15,161	25,004	27,729	30,344	20,264
Net income	$24,244	$40,001	$45,370	$50,572	$47,688
Earnings per common share:
Basic	$0.85	$1.37	$1.51	$1.68	$1.59
Diluted	$0.85	$1.37	$1.51	$1.68	$1.59
Weighted average number of common shares outstanding:
Basic	28,411	29,233	30,013	30,064	30,032
Diluted	28,411	29,235	30,044	30,160	30,036
Dividends paid per common share	$0.28	$0.28	$0.28	$0.14	$—
Pre-merger dividends paid per common share	$—	$—	$—	$—	$1.00
Balance Sheet Data (at end of period):
Cash and cash equivalents	$1,755	$12,930	$8,001	$10,223	$2,554
Total assets	$570,457	$503,155	$529,014	$490,136	$327,369
Total debt	$262,850	$234,913	$235,298	$237,500	$146,000

	Years ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share information, operating data and percentages)
Pro Forma Data (unaudited):
Income before provision for income taxes					$67,952
Pro forma provision for income taxes (1)					31,323
Pro forma net income					$36,629
Pro forma earnings per share:
Basic					$1.22
Diluted					$1.22
Other Data:
EBITDA (5)	$84,216	$109,058	$114,335	$104,638	$90,172
EBITDA margin (5)	7.9%	9.7%	9.6%	10.1%	8.7%
Adjusted EBITDA (2)	$84,216	$109,058	$114,335	$105,361	$100,423
Adjusted EBITDA margin (5)	7.9%	9.7%	9.6%	10.2%	9.7%
Operating margin (5)	4.3%	6.5%	6.8%	8.2%	6.7%
Adjusted operating margin (5)	4.3%	6.5%	6.8%	8.2%	7.7%
Return on average assets (6)	4.5%	7.8%	8.9%	12.4%	14.8%
Average number of employees	5,573	4,397	4,219	3,449	2,484
Average number of full time equivalents	2,172	1,606	1,528	1,786	2,182
Average number of tractors	4,335	4,142	4,180	4,123	3,999
Number of facilities managed (7)	47	49	45	43	41
Number of agents (8)	253	264	288	307	353
Operating revenues per loaded mile (9)	$2.72	$2.96	$3.21	$2.96	$2.93
Operating revenues per load (9)	$730	$809	$850	$794	$775
Average length of haul (in miles) (9)	269	274	265	269	265
Number of loads (9)	941,170	932,165	951,884	926,171	996,094
Fuel surcharge revenues (where separately identified)	$50,869	$75,743	$119,749	$118,594	$115,208

(1)

Pro forma provision for income taxes is computed to give effect to the termination of Linc’s S Corporation status and acquisition by Universal.  We assume a blended statutory federal, state and local income tax rates of 46.1%.

(2)

In addition to providing consolidated financial statements based on generally accepted accounting principles in the United States of America (GAAP), we are providing additional financial measures that are not required by or prepared in accordance with GAAP (non-GAAP). We present adjusted income from operations and adjusted EBITDA as supplemental measures of our performance.   We define adjusted income from operations as income from operations adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, including transaction and other costs related to our acquisitions of Westport and Linc and previous costs related to Linc’s capital market activity, which was terminated in the second quarter of 2012.  We define adjusted EBITDA as net income plus (i) interest expense, net, (ii) provision for income taxes and (iii) depreciation and amortization, or EBITDA, further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, including transaction and other costs related to our acquisitions of Westport and Linc and previous costs related to Linc’s capital market activity. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating adjusted income from operations and adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation.  Our presentation of adjusted income from operations and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

	Years ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share information, operating data and percentages)
Adjusted income from operations
Income from operations	$46,580	$73,395	$80,835	$84,493	$69,157
Transaction and other costs (3)	—	—	—	723	8,369
Suspended capital markets activity (4)	—	—	—	—	1,882
Adjusted income from operations	$46,580	$73,395	$80,835	$85,216	$79,408
Adjusted EBITDA
Net income	$24,244	$40,001	$45,370	$50,572	$47,688
Provision for income taxes	15,161	25,004	27,729	30,344	20,264
Interest expense, net	8,109	9,180	8,183	4,036	3,983
Depreciation and amortization	36,702	34,873	33,053	19,686	18,237
EBITDA	84,216	109,058	114,335	104,638	90,172
Merger transaction costs (3)	—	—	—	723	8,369
Suspended capital markets activity (4)	—	—	—	—	1,882
Adjusted EBITDA	$84,216	$109,058	$114,335	$105,361	$100,423

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

Overview

We are a leading asset-light provider of customized transportation and logistics solutions throughout the United States, and in Mexico, Canada and Colombia.  We provide a comprehensive suite of transportation and logistics solutions that allow our customers to reduce costs and manage their global supply chains more efficiently.  We market our services through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors, through a contract network of agents who solicit freight business directly from shippers, and through company-managed facilities and full-service freight forwarding and customs house brokerage offices.

Our network of agents and owner-operators is located throughout the United States and in the Canadian provinces of Ontario and Quebec, and we operate, manage or provide services at 94 logistics locations in the United States, Mexico, Canada and Colombia. Eighteen of our value-added service operations are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production processes. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. To support our asset-light business model, we generally try to coordinate the length of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. Our owner-operators provided us with approximately 2,900 tractors and 1,685 trailers.  We own approximately 900 tractors, 4,200 trailers, 1,100 chassis and 800 containers.  Our agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue or gross profit they generate for us and who bring an entrepreneurial spirit to our business.  Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation companies.

As of December 31, 2016, we employed 6,275 people in the United States, Mexico, Canada, and Colombia, including 3,110 employees subject to collective bargaining agreements. We also engaged contract staffing vendors to supply an average of 2,172 additional personnel on a full-time-equivalent basis.

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

Direct personnel and related benefits. Direct personnel and related benefits include the salaries, wages and fringe benefits of our employees, as well as costs related to contract labor utilized in operating activities.  These costs are a significant component of our cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. As of December 31, 2016, approximately 31% of our employees in the United States, Canada and Colombia, and 94% of our employees in Mexico were subject to collective bargaining agreements. Any changes in union agreements will affect our personnel and related benefits cost. The operations in the United States, Mexico and Canada that are subject to collective bargaining agreements have separate, individualized agreements with several different unions that represent employees in these operations. While there are some facilities with multiple unions, each collective bargaining agreement with each union covers a single facility for that union. Such agreements have expiration dates that are generally independent of other collective bargaining agreements and include economics and operating terms tailored to the specific operational requirements of a customer. Our operation in Mexico provides competitive compensation within the Mexican statutory framework for managerial and supervisory personnel.

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

Operating expense. These expenses include items such as fuel, tires and parts repair items primarily related to the maintenance of company owned/leased tractors, trailers and lift equipment, as well as licenses, dock supplies, communication, utilities, operating taxes and other general operating expenses.  Because we maintain a flexible business model, our operating expenses generally relate to equipment utilization, fluctuations in customer demand and the related impact on our operating capacity. Our transportation services provided by company owned equipment depend on the availability and pricing of diesel fuel. Although we often include fuel surcharges in our billing to customers to offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. We recognize these expenses as they are incurred and the related income as it is earned.

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

Operating Revenues

We broadly group our services into the following categories: transportation services, value-added services and intermodal services.  Our intermodal services and transportation services associated with individual freight shipments coordinated by our agents and company-managed terminals are aggregated into our reportable transportation segment, while our value-added services and transportation services to specific customers on a dedicated basis make up our logistics segment.  The following table sets forth operating revenues resulting from each of these service categories for the years ended December 31, 2016, 2015 and 2014, presented as a percentage of total operating revenues:

	Years ended December 31,
	2016	2015	2014
Operating revenues:
Transportation services	58.7%	61.6%	64.6%
Value-added services	28.2%	25.3%	23.9%
Intermodal services	13.1%	13.1%	11.5%
Total operating revenues	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, presented as a percentage of operating revenues:

	Years ended December 31,
	2016	2015	2014
Operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	47.5	50.3	51.6
Direct personnel and related benefits	24.5	19.5	17.5
Commission expense	3.0	3.4	3.7
Operating expenses	9.0	9.6	9.8
Occupancy expense	3.0	2.4	2.1
Selling, general, and administrative	3.6	3.3	3.5
Insurance and claims	1.7	1.9	2.2
Depreciation and amortization	3.4	3.1	2.8
Total operating expenses	95.7	93.5	93.2
Income from operations	4.3	6.5	6.8
Interest and other non-operating income (expense), net	(0.6)	(0.7)	(0.7)
Income before provision for income taxes	3.7	5.8	6.1
Provision for income taxes	1.4	2.3	2.3
Net income	2.3%	3.5%	3.8%

2016 Compared to 2015

Operating revenues. Operating revenues for 2016 decreased by $56.0 million, or 5.0%, to $1.073 billion from $1.129 billion for 2015. Included in operating revenues are fuel surcharges, where separately identifiable, of $50.9 million for 2016, which compares to $75.7 million for 2015.  Revenues from our transportation segment decreased $64.9 million, or 9.0%, and income from operations decreased $6.3 million, or 21.9%, compared to 2015.  The transportation segment experienced a decrease primarily due to decreases in fuel surcharges and weakness in our energy and domestic steel markets, both of which adversely impacted our flatbed operations. Revenues from our logistics segment increased $8.1 million, or 2.0%, over 2015, while income from operations decreased $16.2 million, or 36.9%, to $27.7 million. This decrease was largely attributable to a $13.8 million year-over-year decline in operating income attributable to value-added operations supporting the heavy-truck market.

The decrease in consolidated operating revenues is primarily the result of a decrease in our transportation services of $66.9 million and intermodal services of $6.0 million.  These decreases were partially offset by an increase in our value-added services of $17.0 million. Included in transportation service revenues during the full year ended December 31, 2016, were $37.0 million in separately identifiable fuel surcharges compared to $54.9 million for the prior year. For 2016, our operating revenue per loaded mile from transportation services, excluding fuel surcharges, decreased to $2.27 from $2.47 for 2015. This is primarily due to a weak pricing environment. The number of loads hauled increased 0.5% to approximately 606,000 during 2016 from approximately 603,000 in 2015.

The $6.0 million decrease in revenues from our intermodal services operations was primarily due to a decrease in fuel surcharge of $7.0 million. This decrease was partially offset by an increase in operating revenues per load and in the number of loads hauled. For 2016, our operating revenue per load from intermodal services, excluding fuel surcharges, increased to $352 in 2016 from $347 for 2015, and the number of loads hauled increased to approximately 335,000 for 2016, compared to approximately 329,000 during 2015.

Value-added service revenues increased to $302.2 million during 2016, which compares to $285.3 million during the same period last year.  Value-added service revenues increased overall despite a $30.9 million decrease in value-added service revenues supporting the heavy-truck market. At December 31, 2016, we provided value-added services at 47 locations compared to 49 at December 31, 2015.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2016 decreased by $57.8 million, or 10.2%, to $509.8 million from $567.6 million for 2015. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. The overall decrease of purchased transportation and equipment rental costs is due to the decline of transportation and intermodal revenue volumes and in fuel surcharge revenues, which are typically passed on to our owner-operators. Combined, transportation and intermodal service revenues decreased 8.7% to $770.5 million for 2016 compared to $843.5 million for 2015.  As a percentage of operating revenues, purchased transportation and equipment rent decreased to 47.5% for 2016 from 50.3% for 2015. As a percentage of operating revenue, the decrease is due to a change in the business mix. For 2016, transportation and intermodal services revenues accounted for 71.8% of total operating revenues compared to 74.7% for same period last year.

Direct personnel and related benefits. Direct personnel and related benefit costs for 2016 increased by $42.0 million, or 19.0%, to $262.7 million compared to $220.7 million for 2015. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The absolute increase is primarily attributable to additional labor costs as we launch new value-added business awards. As a percentage of operating revenues, personnel and related benefits expenses increased to 24.5% for 2016, compared to 19.5% for 2015. The percentage is derived on an aggregate basis from both existing and new programs and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total operating revenues are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services. We employed an average of 5,573 people in the United States, Mexico, Canada and Colombia in 2016 compared to 4,397 during 2015. We also engaged, on average, the full-time equivalency of 2,172 people on a contract basis compared to 1,606 in 2015.

Commission expense. Commission expense for 2016 decreased by $5.4 million, or 14.3%, to $32.4 million from $37.8 million for 2015. The absolute decrease was primarily due to the decrease in our operating revenues from transportation services. Commission expense generally increases or decreases in proportion to our transportation and intermodal revenues, excluding where we generate a higher proportion of our revenues at company-managed terminals. As a percentage of operating revenues, commission expense decreased to 3.0% for 2016 compared to 3.4% for 2015. As a percentage of operating revenues, the decrease in commission expense is due to a shift in the mix of revenues generated by company-managed locations and in value-added services where no commissions are paid.

Operating expenses. Operating expenses decreased $11.9 million, or 11.0%, to $96.6 million for 2016, compared to $108.5 million for 2015. As a percentage of operating revenues, operating expenses decreased to 9.0% for 2016 from 9.6% for 2015. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The decrease in operating expenses was primarily due to decreases in fuel expense on company-owned equipment of $4.8 million, repair and maintenance costs of $4.3 million, other operating expenses of $1.9 million, and highway use and fuel taxes of $1.0 million.

Occupancy expenses. Occupancy expenses for 2016 increased by $4.9 million, or 18.1%, to $31.9 million from $27.0 million for 2015.  As a percentage of operating revenues, occupancy expense increased to 3.0% for 2016 compared to 2.4% for 2015. At December 31, 2016, we leased 29 value-added service locations compared to 32 at December 31, 2015. While the number of leased facilities declined, the absolute increase in occupancy expense is due to the increased scale of several operations in order to support the expanded scope of customer programs.

Selling, general and administrative. Selling, general and administrative expense for 2016 increased by $0.9 million, or 2.4%, to $38.4 million from $37.5 million for 2015. As a percentage of operating revenues, selling, general and administrative expense increased to 3.6% for 2016 compared to 3.3% for 2015.  The absolute increase was primarily due to an increase in salaries, wage and benefits costs of $0.7 million, which is the largest component of selling, general and administrative expense and a $1.1 million increase in other selling, general and administrative costs. These increases were partially offset by a decrease in professional services of $0.6 million and gains on equipment sales of $0.1 million in 2016. This compares to $0.2 million of losses during the same period last year. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for 2016 decreased by $3.7 million, or 17.3%, to $17.7 million from $21.4 million for 2015. As a percentage of operating revenues, insurance and claims decreased to 1.7% for 2016 compared to 1.9% for 2015. The absolute decrease was primarily the result of decreases in our auto liability insurance premiums and claims expense of $2.9 million and in our cargo and service claims expense of $0.8 million.

Depreciation and amortization. Depreciation and amortization expense for 2016 increased by $1.8 million, or 5.2%, to $36.7 million from $34.9 million for 2015. The absolute increase is primarily the result of increases in capital investments throughout 2016 compared to historic trends. These increases were partially offset by decreases in certain other intangible assets becoming fully amortized during the year.

Interest expense, net. Net interest expense was $8.1 million for 2016 compared to $9.2 million for 2015.  Included in the prior year were $1.3 million of capitalized finance costs that were written-off resulting from our December 2015 debt refinancing. At December 31, 2016, we had outstanding borrowings totaling $262.8 million compared to $234.9 million outstanding at December 31, 2015.

Other non-operating income. Other non-operating income was $0.9 million for 2016 compared to $0.8 million for 2015. Included in other non-operating income were $0.4 million of gains on the sale of marketable securities for 2016 compared to $0.3 million for 2015.

Provision for income taxes. Provision for income taxes for 2016 was $15.2 million compared to $25.0 million for 2015, based on an effective tax rate of 38.5% in each of the periods.

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

The decrease in consolidated operating revenues is primarily the result of a decrease in our transportation services of $73.2 million.  This decrease was partially offset by an increase in our intermodal services of $9.7 million and a modest increase in our value-added operations of $0.8 million.  Overall, declines in fuel surcharges contributed $44.0 million of the decrease in our consolidated operating revenues. The decrease in transportation services revenues was primarily the result of decreases in pricing and in the number of loads hauled.  For 2015, our operating revenue per loaded mile, excluding fuel surcharges, decreased to $2.47 from $2.61 for 2014, and the number of loads hauled declined 6.3% to approximately 603,000 during 2015 from approximately 643,000 in the same period last year.

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

Operating expenses. Operating expenses decreased $8.1 million, or 6.9%, to $108.5 million for 2015, compared to $116.6 million for 2014. As a percentage of operating revenues, operating expenses decreased to 9.6% for 2015 from 9.8% for 2014. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The decrease in operating expenses was primarily due to decreases in fuel expense on company-owned equipment of $9.4 million and $1.3 million in repair and maintenance expense.  These decreases were partially offset by increases of $0.7 million in licensing and permit costs, $1.3 million in other operating expenses and $0.6 million in highway use and fuel taxes.

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

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations, our availability to borrow under the $120 million revolver that is part of our asset-based loan facility (“ABL Facility”), the $20 million revolver that is part of our Westport Facility, on margin against our marketable securities, from installment notes, and proceeds from the sales of marketable securities. Additionally, our ABL Facility includes an accordion feature which would allow us to increase availability by up to $30 million upon our request.  Beginning in December 2015, we use secured asset lending to fund a substantial portion of purchases of tractors, trailers and selected warehouse equipment.

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

In 2016, our capital expenditures totaled $101.0 million.  These expenditures primarily consisted of transportation equipment, strategic real estate and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. In 2017, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of 4.0% to 5.5% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment to support our more dynamic approach to fleet management, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock.  We paid $0.28 per common share, or $8.0 million, during the year ended December 31, 2016.  On February 23, 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on March 6, 2017 and is expected to be paid on March 16, 2017.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our ABL Facility provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR or a base rate and matures on December 23, 2020. The ABL Facility, which is secured by cash, deposits and accounts receivable of our borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. At December 31, 2016, we were in compliance with all covenants under the ABL Facility, and $22.9 million was available for borrowing.

One of our wholly-owned subsidiaries, Westport Axle Corporation, has a secured credit facility (the “Westport Facility”) that allows maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR or a base rate and are secured by all of Westport’s assets. Universal becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period.  The Westport Facility includes customary affirmative and negative covenants and events of default. At December 31, 2016, we were in compliance with all covenants, and $7.4 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.11%. At December 31, 2016, we were in compliance with all covenants.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes issued in connection with the Real Estate Financing require monthly payments of principal and accrued interest until their maturity on June 30, 2026. The notes are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements included in a collateral pool specified in the security documents. The Real Estate Financing includes an additional promissory note that is secured by other real property and improvements and matures on September 5, 2026. Each of the notes bears interest at LIBOR plus 2.25%. At December 31, 2016, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts outstanding under the Margin Facility at December 31, 2016 or 2015, and the maximum available borrowings were $7.0 million and $7.4 million, respectively.

Discussion of Cash Flows

At December 31, 2016, we had cash and cash equivalents of $1.8 million compared to $12.9 million at December 31, 2015.  Net cash provided by operating activities was $68.6 million and $14.1 million was provided by financing activities, while we used $94.1 million in investing activities.

The $68.6 million in net cash provided by operations was primarily attributed to $24.2 million of net income which reflects non-cash depreciation and amortization, gains on the sales of marketable securities, losses on the sales property and equipment, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $47.0 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $2.7 million.   The increase in the working capital position is primarily the result of an increase in accounts receivable and in prepaid expenses and other assets and a decrease in other long-term liabilities.   The increase in working capital was partially offset by increases in accounts payable, accrued expenses, insurance and claims accruals and other current liabilities.  Also included in the change in working capital were affiliate transactions consisting of an increase in receivable from affiliates of $0.6 million and an increase in accounts payable to affiliates of $1.2 million.

The $94.1 million in net cash used in investing activities consisted primarily of $97.4 million of capital expenditures for transportation equipment, strategic real estate and investments in support of our value-added service operations.  These expenditures were partially offset by $2.4 million in proceeds from the sale of property and equipment and $0.9 million in proceeds from the sale of marketable securities.

Financing activities provided $14.1 million in net cash.  We had outstanding borrowings totaling $262.8 million at December 31, 2016, compared to $234.9 million at December 31, 2015.  During 2016, cash borrowings totaled $320.2 million and we made $295.9 million in principal repayments.  We also paid cash dividends of $8.0 million, made $1.8 million in payments on capital lease obligations and paid $0.4 million in capitalized financing costs.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt (1)	271,350	38,066	76,308	133,124	23,852
Capital lease obligations	201	106	95	—	—
Operating lease obligations (2)	72,111	21,985	24,564	12,980	12,582
Purchase obligations	5,789	5,789	—	—	—
Total	$349,451	$65,946	$100,967	$146,104	$36,434

(1)	Includes interest on our fixed rate Equipment Financing. Interest on variable rate debt is not included.
(2)	Certain operating lease obligations in a currency other than the U.S. dollar will be affected by the exchange rate in effect at the time each cash payment is made.

At December 31, 2016, the total amount of gross unrecognized tax benefits was $0.4 million. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities.  At December 31, 2016, the Company has insurance and claims liabilities of $19.8 million, of which $8.7 million are covered by insurance. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements on these liabilities.

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

We establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims.  The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors  based  upon  industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. As of December 31, 2016, we did not have any reserves for workers' compensation or general liability claims.  If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

Valuation of Long-Lived Asset, including Goodwill and Intangible Assets

We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment during the third quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a two-step quantitative goodwill impairment test. If the Company chooses that option, we would not be required to perform Step 1 of the test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we must then then proceed with Step 1 of the two-step impairment test. In the two-step quantitative goodwill test, the Company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. During the third quarter of 2016, we completed our goodwill impairment testing by performing a quantitative assessment. Based on the results of this test, no impairment loss was recognized.

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

Other-than-temporary Impairments

Periodically, we review all available-for-sale securities for other-than-temporary impairment. An impairment that is an other-than-temporary impairment is a decline in the fair value of a security below its cost basis attributable to factors that indicate the cost basis in the security may not be recoverable in the near term. The determination of an other-than-temporary impairment is a subjective process, and requires judgment and assumptions that could affect the timing of loss realization. We consider several factors including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities for a sufficient period of time to allow for a recovery.  If, in our judgment, the impairment is determined to be other-than-temporary, the cost basis of the security is written down to the then-current market value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. Gross unrealized holding losses of $0.6 million as of December 31, 2016 have not been recognized in earnings as these impairments in value were judged to be temporary.  We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

Recently Issued Accounting Pronouncements Not Currently Effective

See Item 8: Note 1(w) to the Consolidated Financial Statements for discussion of new accounting pronouncements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under our ABL Facility, Westport Facility, Real Estate Financing and Margin Facility, all of which charge interest at floating rates. Borrowings under the credit agreements with each of the banks bear interest at LIBOR or a base rate, plus an applicable margin.  Our Margin Facility bears interest at a floating rate equal to LIBOR plus 1.10%.  As of December 31, 2016, we had total variable interest rate borrowings of $158.2 million.  Assuming variable rate debt levels remain at $158.2 million for a full year, a 100 basis point increase in interest rates on our variable rate debt would increase interest expense approximately $1.6 million annually.

In connection with the Westport Facility and the Real Estate Financing, we entered into interest rate swap agreements to fix a portion of the interest rates on our variable rate debt that has a combined notional amount of $27.7 million at December 31, 2016. Under two of the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires

July 2026, and an additional March 2016 swap (swap B) became effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  The third interest rate swap agreement (swap C) has a notional amount of $12.0 million and expires February 2018.  Under swap C, the Company receives interest at the one-month LIBOR rate and pays a fixed rate of 0.78%.  At December 31, 2016, the fair value of the three swap agreements was an asset of $0.2 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax.

Included in cash and cash equivalents is approximately $4,000 in short-term investment grade instruments.  The interest rates on these instruments are adjusted to market rates at least monthly.  In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Included in operating revenues are fuel surcharges, where separately identifiable, of $50.9 million in 2016 compared to $75.7 million in 2015.

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

Marketable securities are carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income.  Gross unrealized holding losses of $0.6 million as of December 31, 2016 have not been recognized in earnings as these impairments in value were judged to be temporary.  We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary. See Item 8, Note 1(e) to the Consolidated Financial Statements.

As of December 31, 2016, the fair value of equity securities was $14.4 million compared to $13.4 million at December 31, 2015.  The increase during 2016 represents net realized and unrealized holding gains of $1.8 million and proceeds from sales of securities totaling $0.9 million.   Realized gains during 2016 were $0.4 million.  A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.4 million.

Foreign Exchange Risk

For the year ended December 31, 2016, 3.1% of our revenues were derived from services provided outside the United States, principally in Mexico, Canada and Colombia. Exposure to market risk for changes in foreign currency exchange rates relates primarily to selling services and incurring costs in currencies other than the local currency and to the carrying value of net investments in foreign subsidiaries. As a result, we are exposed to foreign currency exchange rate risk due primarily due to translation of the accounts of our Mexican, Canadian and Colombian operations from their local currencies into U.S. dollars and also to the extent we engage in cross-border transactions. The majority of our exposure to fluctuations in the Mexican peso, Canadian dollar, and Colombian peso is naturally hedged, since a substantial portion of our revenues and operating costs are denominated in each country’s local currency. Historically, we have not entered into financial instruments for trading or speculative purposes. Short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized by ongoing settlement of intercompany trading obligations.

The net investments in our Mexican, Canadian and Colombian operations are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in our statement of shareholders’ equity. Adjustments from the translation of the net investment in these operations decreased equity by approximately $1.2 million for the year ended December 31, 2016.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Universal Logistics Holdings, Inc.

Warren, Michigan

We have audited the accompanying consolidated balance sheets of Universal Logistics Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Logistics Holdings, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Logistics Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

March 15, 2017

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands, except share data)

Assets	2016	2015
Current assets:
Cash and cash equivalents	$1,755	$12,930
Marketable securities	14,359	13,431
Accounts receivable – net of allowance for doubtful accounts of $1,613 and $5,173, respectively	144,712	141,275
Other receivables	15,438	15,422
Due from affiliates	2,513	1,924
Prepaid income taxes	11,300	—
Prepaid expenses and other	17,374	17,858
Total current assets	207,451	202,840
Property and equipment, net	246,277	177,189
Goodwill	74,484	74,484
Intangible assets – net of accumulated amortization of $50,971 and $43,495, respectively	37,189	44,665
Deferred income taxes	164	83
Other assets	4,892	3,894
Total assets	$570,457	$503,155
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$65,945	$46,347
Due to affiliates	4,597	3,413
Accrued expenses and other current liabilities	19,665	18,989
Insurance and claims	19,754	21,906
Income taxes payable	—	1,045
Current portion of long-term debt	34,455	61,224
Current maturities of capital lease obligations	100	916
Total current liabilities	144,516	153,840
Long-term liabilities:
Long-term debt, net of current portion	226,812	172,190
Capital lease obligations, net of current maturities	92	1,065
Deferred income taxes	47,819	40,496
Other long-term liabilities	3,486	4,483
Total long-term liabilities	278,209	218,234
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,917,952 and 30,884,727 shares issued; 28,430,394 and 28,398,900 shares outstanding, respectively	30,919	30,885
Paid-in capital	3,451	2,914
Treasury stock, at cost; 2,487,558 and 2,485,827 shares, respectively	(50,044)	(50,018)
Retained earnings	166,033	149,743
Accumulated other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,512 and $1,015, respectively	2,679	1,801
Interest rate swaps, net of income taxes of $62 and $0, respectively	99	—
Foreign currency translation adjustments	(5,405)	(4,244)
Total shareholders’ equity	147,732	131,081
Total liabilities and shareholders’ equity	$570,457	$503,155

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Income

Years ended December 31, 2016, 2015 and 2014

(In thousands, except per share data)

	2016	2015	2014
Operating revenues:
Transportation services, including related party amounts of $1,090, $400 and $138, respectively	$629,192	$696,134	$769,308
Value-added services	302,225	285,258	284,496
Intermodal services, including related party amounts of $0, $0 and $170, respectively	141,334	147,381	137,717
Total operating revenues	1,072,751	1,128,773	1,191,521
Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $233, $3,347 and $930, respectively	509,775	567,558	615,327
Direct personnel and related benefits, including related party amounts of $26,267, $23,792 and $16,623, respectively	262,659	220,653	208,505
Commission expense	32,350	37,844	43,922
Operating expenses, including related party amounts of $2,656, $1,983 and $1,233, respectively	96,612	108,523	116,611
Occupancy expense, including related party amounts of $17,174, $13,174 and $10,472, respectively	31,923	27,004	25,063
Selling, general, and administrative, including related party amounts of $5,557, $6,418 and $3,736, respectively	38,426	37,510	42,214
Insurance and claims, including related party amounts of $15,362, $17,360 and $18,102, respectively	17,724	21,413	25,991
Depreciation and amortization	36,702	34,873	33,053
Total operating expenses	1,026,171	1,055,378	1,110,686
Income from operations	46,580	73,395	80,835
Interest income	157	55	46
Interest expense	(8,266)	(9,235)	(8,229)
Other non-operating income	934	790	447
Income before provision for income taxes	39,405	65,005	73,099
Provision for income taxes	15,161	25,004	27,729
Net income	$24,244	$40,001	$45,370
Earnings per common share:
Basic	$0.85	$1.37	$1.51
Diluted	$0.85	$1.37	$1.51
Weighted average number of common shares outstanding:
Basic	28,411	29,233	30,013
Diluted	28,411	29,235	30,044
Dividends declared per common share	$0.28	$0.28	$0.28

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2016, 2015 and 2014

(In thousands, except per share data)

	2016	2015	2014
Net Income	$24,244	$40,001	$45,370
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of income taxes	1,142	(1,015)	412
Realized gains on available-for-sale securities reclassified into income, net of income taxes	(264)	(72)	—
Unrealized changes in fair value of interest rate swaps, net of income taxes	99	—	—
Foreign currency translation adjustments	(1,161)	(2,252)	(1,631)
Total other comprehensive (loss)	(184)	(3,339)	(1,219)
Total comprehensive income	$24,060	$36,662	$44,151

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$24,244	$40,001	$45,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,702	34,873	33,053
Gain on sale of marketable equity securities	(412)	(347)	—
Other-than-temporary impairment of marketable securities	—	230	—
Loss on disposal of property and equipment	161	239	233
Amortization of debt issuance costs	312	648	693
Write-off of debt issuance costs	—	1,272	—
Stock-based compensation	571	494	1,485
Provision for doubtful accounts	3,099	3,004	3,504
Deferred income taxes	6,610	478	1,433
Change in assets and liabilities:
Trade and other accounts receivable	(7,510)	4,424	(19,857)
Prepaid income taxes, prepaid expenses and other assets	(12,748)	4,347	984
Accounts payable, accrued expenses, insurance and claims and other current liabilities	18,003	(11,695)	13,027
Due to/from affiliates, net	595	83	(1)
Other long-term liabilities	(998)	253	(532)
Net cash provided by operating activities	68,629	78,304	79,392
Cash flows from investing activities:
Capital expenditures	(97,351)	(26,257)	(59,784)
Proceeds from the sale of property and equipment	2,426	816	1,326
Purchases of marketable securities	(17)	(1,159)	(2,063)
Proceeds from sale of marketable securities	866	441	—
Acquisitions of businesses	—	—	(2,648)
Net cash used in investing activities	(94,076)	(26,159)	(63,169)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	220,633	172,758	135,019
Repayments of debt - revolving debt	(217,368)	(161,293)	(135,149)
Proceeds from borrowing - term debt	99,534	163,578	2,500
Repayments of debt - term debt	(78,520)	(175,428)	(4,572)
Dividends paid	(7,954)	(8,171)	(8,409)
Payment of capital lease obligations	(1,789)	(1,050)	(1,349)
Purchases of treasury stock	(26)	(35,065)	(5,631)
Capitalized financing costs	(396)	(1,499)	—
Net cash provided by (used in) financing activities	14,114	(46,170)	(17,591)
Effect of exchange rate changes on cash and cash equivalents	158	(1,046)	(854)
Net (decrease) increase in cash	(11,175)	4,929	(2,222)
Cash and cash equivalents – January 1	12,930	8,001	10,223
Cash and cash equivalents – December 31	$1,755	$12,930	$8,001

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows - Continued

Years ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Supplemental cash flow information:
Cash paid for interest	$7,802	$7,649	$7,379
Cash paid for income taxes	$20,896	$21,541	$20,833
Acquisition of businesses:
Fair value of assets acquired, net of cash	$—	$—	$1,270
Payment of acquisition obligations	—	—	1,378
Net cash paid for acquisition of businesses	$—	$—	$2,648

Non-cash investing and financing activities (Note 8): During the year ended December 31, 2016, the Company made $3.7 million of non-cash capital expenditures pursuant to a promissory note.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2016, 2015 and 2014

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2013	$30,746	$1,074	$(9,322)	$80,952	$2,115	$105,565
Net income	—	—	—	45,370	—	45,370
Comprehensive income	—	—	—	—	(1,219)	(1,219)
Dividends paid ($0.28 per share)	—	—	—	(8,409)	—	(8,409)
Issuance of common stock	20	(20)	—	—	—	—
Stock based compensation	91	1,394	—	—	—	1,485
Purchases of treasury stock	—	—	(5,631)	—	—	(5,631)
Balances – December 31, 2014	$30,857	$2,448	$(14,953)	$117,913	$896	$137,161
Net income	—	—	—	40,001	—	40,001
Comprehensive loss	—	—	—	—	(3,339)	(3,339)
Dividends paid ($0.28 per share)	—	—	—	(8,171)	—	(8,171)
Stock based compensation	28	466	—	—	—	494
Purchases of treasury stock	—	—	(35,065)	—	—	(35,065)
Balances – December 31, 2015	$30,885	$2,914	$(50,018)	$149,743	$(2,443)	$131,081
Net income	—	—	—	24,244	—	24,244
Comprehensive loss	—	—	—	—	(184)	(184)
Dividends paid ($0.28 per share)	—	—	—	(7,954)	—	(7,954)
Stock based compensation	34	537	—	—	—	571
Purchases of treasury stock	—	—	(26)	—	—	(26)
Balances – December 31, 2016	$30,919	$3,451	$(50,044)	$166,033	$(2,627)	$147,732

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(1)	Summary of Significant Accounting Policies
(a)	Business

Universal Logistics Holdings, Inc. (“Universal” or the “Company”), through its subsidiaries, is a leading asset-light provider of customized transportation and logistics solutions throughout the United States, and in Mexico, Canada and Colombia.  Formerly known as Universal Truckload Services, Inc., we provide our customers with supply chain solutions that can be scaled to meet their changing demands. We offer our customers with a broad array of services across their entire supply chain, including transportation, value-added, and intermodal services. Our customized solutions and flexible business model are designed to provide us with a highly variable cost.

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions relating to these entities have been eliminated.

Our fiscal year consists of four quarters, each with thirteen weeks.

Certain immaterial reclassifications have been made to the prior financial statements in order for them to conform to the December 31, 2016 presentation.

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

We consider all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents. Accounts at banks with an aggregate excess of the amount of checks issued over cash balances are included as accounts payable in current liabilities in the consolidated balance sheets, and changes in such accounts are reported as cash flows from operating activities in the consolidated statements of cash flows.

(e)	Marketable Securities

At December 31, 2016 and 2015, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date.  Interest and dividends on available-for-sale securities are included in other non-operating income (expense).  During the years ended December 31, 2016 and 2015, we received proceeds of $0.9 million and $0.4 million from the sale of marketable securities with a combined cost of $0.5 million and $0.1 million resulting in a realized gain of $0.4 million and $0.3 million, respectively. The Company did not sell any marketable securities during the year ended December 31, 2014.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(1)	Summary of Significant Accounting Policies—continued
(e)	Marketable Securities—continued

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At December 31, 2016
Equity Securities	$10,168	$4,780	$(589)	$14,359
At December 31, 2015
Equity Securities	$10,614	$3,958	$(1,141)	$13,431

Included in equity securities at December 31, 2016 were securities with a book basis of $3.5 million and a cumulative loss position of $0.6 million, the impairment of which we consider to be temporary. We consider several factors in determining as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities. We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2016
Equity securities	$426	$41	$2,438	$548	$2,864	$589
At December 31, 2015
Equity securities	$3,099	$987	$345	$154	$3,444	$1,141

At December 31, 2016, our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the oil and gas, banking, transportation, communication, and pharmaceutical industries.  The fair value and unrealized losses are distributed in 27 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss.  We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at December 31, 2016.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

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

At December 31, inventory consists of the following (in thousands):

	2016	2015
Raw materials and supplies	$7,077	$7,660
Finished goods	1,540	962
	$8,617	$8,622

(h)	Property and Equipment

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Description	Life in Years
Transportation equipment	3 - 15
Other operating assets	3 - 15
Information technology equipment	3 - 5
Buildings and related assets	10 - 39

The amounts recorded for depreciation expense were $29.2 million, $25.8 million, and $23.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

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

Our identifiable intangible assets as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Indefinite Lived Intangibles:
Trademarks	$2,500	$2,500
Definite Lived Intangibles:
Agent and customer relationships	65,060	65,060
Customer contracts	20,600	20,600
Less: accumulated amortization	(50,971)	(43,495)
Intangible assets, net	$34,689	$42,165
Total Identifiable Intangible Assets	$37,189	$44,665

Estimated amortization expense by year is as follows (in thousands):

2017	$5,995
2018	2,517
2019	2,265
2020	1,970
2021	1,959
Thereafter	19,983
Total	$34,689

The amounts recorded for amortization expense were $7.5 million, $9.2 million, and $9.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(j)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions.  Under FASB Accounting Standards Codification, or ASC, Topic 350 “Intangibles – Goodwill and Other”, we are required to test goodwill for impairment annually (in our third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount.  We have the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a two-step quantitative goodwill impairment test.  If we choose that option, we would not be required perform Step 1 of the test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we may then proceed with Step 1 of the two-step impairment test.  In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. During the third quarter of 2016, we completed our goodwill impairment testing by performing a quantitative assessment. Based on the results of this test, no impairment loss was recognized.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(1)	Summary of Significant Accounting Policies—continued
(j)	Goodwill—continued

At both December 31, 2016 and 2015, the carrying amount of goodwill was $74.5 million, of which $18.2 million was recorded in our transportation segment and $56.3 million in our logistics segment.

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

For cash equivalents, accounts receivables, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily redeemable or short‑term in nature and the liabilities are short-term in nature. Marketable securities, consisting of equity securities, are carried at fair market value as determined by quoted market prices. Our revolving credit and term loan agreements consist of variable rate borrowings.  The carrying value of these borrowings approximates fair value because the applicable interest rates are adjusted frequently based on short-term market rates.  For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. See Note 7 “Fair Value Measurement and Disclosures” for further information.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

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

We are the primary obligor when rendering transportation services, value-added services and intermodal services, and we assume the corresponding credit risk with customers.  We have discretion in setting sales prices and, as a result, our earnings may vary.  In addition, we have discretion to choose and negotiate terms with our multiple suppliers for the services ordered by our customers.  This includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when persuasive evidence of an arrangement exists, delivery has occurred at the receiver’s location or for service arrangements after the related services have been rendered, the revenue and related expenses are fixed or determinable and collectability is reasonably assured. Fuel surcharges, where separately identifiable, of $50.9 million, $75.7 million and $119.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, are included in operating revenues.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

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

Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  During 2016, we adopted Accounting Standards Update 2015-17 – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. Deferred tax assets in the prior period presented have been reclassified to conform to the current year presentation. See Note 9, Income Taxes, for further information.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(1)	Summary of Significant Accounting Policies—continued
(v)	Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our customers are generally concentrated in the automotive, wind energy, building materials, machinery and metals industries. During the fiscal years ended December 31, 2016, 2015 and 2014, aggregate sales in the automotive industry totaled 42.5%, 37.3% and 36.5% of revenue, respectively.  In 2016, 2015 and 2014, General Motors accounted for approximately 17.9%, 11.4% and 9.7% of our total operating revenues, respectively.  In 2016, sales to our top 10 customers, including General Motors, totaled 40.9%.

(w)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;  (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We do not plan to adopt the standard early and have not yet determined which transition method will be used. We are currently evaluating the effects of this standard. We have performed an initial assessment by reviewing our current revenue recognition practices to those required by the new standard. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest.  On January 1, 2016, the Company adopted this ASU on a retrospective basis. Adoption resulted in a reclassification in the Company’s current prepaid expenses and other, and noncurrent other assets in its consolidated balance sheet as of December 31, 2015 of $0.3 million and $1.2 million, respectively. The corresponding decreases were in the net presentation of the Company’s debt liability to the current portions of long-term debt and noncurrent long-term debt, respectively.  See Note 4, Debt, for further information.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which is intended to simplify the presentation of deferred income taxes.  During 2016, the Company adopted this ASU. Deferred tax assets in the prior period presented have been reclassified to conform to the current year presentation. See Note 9, Income Taxes, for further information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, the ASU requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet and are effective for interim and annual periods beginning after December 15, 2017. With certain exceptions, early adoption is not permitted. We are currently evaluating the effects ASU 2016-01 will have on our consolidated financial statements and related disclosures. We currently disclose approximately $4.8 million in gross unrealized holdings gains and $0.6 million in gross unrealized holdings losses in Note 1(e), Marketable Securities.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(1)	Summary of Significant Accounting Policies—continued
(w)	Recent Accounting Pronouncements - continued

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of the new standard is to establish principles for lessees and lessors to report information about the amount, timing, and uncertainty of cash flows arising from a lease.  The ASU will require a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendment is permitted. We are currently evaluating the effects ASU 2016-02 will have on our consolidated financial statements and related disclosures. We currently disclose approximately $72.1 million in operating lease obligations in Note 10, Leases.  We will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. Upon adoption, we would expect the amount recognized for the right-of-use assets and lease liabilities to be material.  We do not plan to early adopt the new standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, and impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

(2)	Business Combinations

In September 2014, we acquired certain assets of Bull’s-Eye Express, Inc. and its affiliates (collectively, “Bull’s-Eye”), based in Albany, Missouri for $1.6 million. Bull’s-Eye is a regional provider of industrial equipment transportation and freight consolidation services and is strategically positioned to service customers in the Midwest. As of December 31, 2014, $1.3 million of the purchase price was paid in cash and the remaining $0.3 million consisted of partial forgiveness of a debt due to us. Following the acquisition, Bull’s-Eye operates as part of Universal Truckload, Inc.

The pro forma effect of this acquisition has been omitted, as the effect is immaterial to the Company’s results of operations, financial position and cash flows. The allocation of the purchase price was as follows (in thousands):

Intangible assets	$1,007
Property and equipment	400
Goodwill (tax deductible)	163
$1,570

The intangible assets, which represent Bull’s-Eye’s customer relationships, are being amortized over a period of seven years.

The operating results of Bull’s-Eye have been included in the Consolidated Statements of Income since its acquisition date; however, such operating results have not been separately disclosed as it is deemed immaterial.

Goodwill represents the excess of the purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired by Universal, and the expected synergies to be achieved through the integration of Bull’s-Eye into Universal.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(3)	Accounts Receivable

Accounts receivable amounts appearing in the financial statements include both billed and unbilled receivables.  We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $16.4 million and $11.8 million at December 31, 2016 and 2015, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2016	2015	2014
Balance at beginning of year	$5,173	$5,207	$2,688
Provision for doubtful accounts	3,099	3,004	3,504
Uncollectible accounts written off	(6,659)	(3,038)	(985)
Balance at end of year	$1,613	$5,173	$5,207

(4)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2016	2015
Transportation equipment	$214,046	$185,351
Land, buildings and related assets	96,549	73,096
Other operating assets	77,252	66,290
Information technology equipment	19,520	18,660
Construction in process	20,204	5,607
	427,571	349,004
Less accumulated depreciation	(181,294)	(171,815)
Total	$246,277	$177,189

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following items at December 31 (in thousands):

	2016	2015
Payroll related items	$8,379	$6,833
Driver escrow liabilities	7,601	4,486
Commissions, taxes and other	3,685	7,670
Total	$19,665	$18,989

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(6)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at	December 31,
	December 31, 2016	2016	2015
Outstanding Debt:
ABL Facility (1)	2.27% to 4.25%	$71,600	$59,569
Westport Facility (2)
Term Loan	3.26%	34,000	40,000
Revolver	2.76%	3,000	11,766
Equipment Financing (3)	3.18% to 4.11%	104,607	83,578
Real Estate Financing (4)	3.00%	49,643	—
Margin Facility (5)	1.86%	—	—
Unsecured Loan	NA	—	40,000
Unamortized debt issuance costs		(1,583)	(1,499)
		261,267	233,414
Less current portion of long-term debt		34,455	61,224
Total long-term debt, net of current portion		$226,812	$172,190

(1) The ABL Facility provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR or a base rate, and matures on December 23, 2020. The facility, which is secured by cash, deposits and accounts receivable of the borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. At December 31, 2016, we were in compliance with all covenants under the Facility, and $22.9 million was available for borrowing.

(2) The Westport Facility provides our subsidiary, Westport Axle Corporation, with maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR or a base rate, and are secured by all of Westport’s assets. The Company becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. The Westport Facility includes customary affirmative and negative covenants and events of default. At December 31, 2016, we were in compliance with all covenants, and $7.4 million was available for borrowing.

(3) The Equipment Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance transportation equipment. The equipment notes, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.11%. At December 31, 2016, we were in compliance with all covenants.

(4) The Real Estate Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance certain purchases of real property and refinance a portion of existing indebtedness pursuant to a $40 million unsecured loan. The promissory notes require monthly payments of principal and accrued interest until their maturity on June 30, 2026. The notes are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements included in a collateral pool specified in the security documents. The Real Estate Financing includes an additional promissory note that is secured by other real property and improvements and matures on September 5, 2026. Each of the notes bears interest at LIBOR plus 2.25%. At December 31, 2016, we were in compliance with all covenants.

(5) The Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. We did not have any amounts outstanding under our line of credit at December 31, 2016 or 2015, and the maximum available borrowings under the line of credit were $7.0 million and $7.4 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(6)	Debt—continued

The following table reflects the maturities of our principal repayment obligations as of December 31, 2016 (in thousands):

Years Ending December 31	ABL Facility	Westport Facility - Term Loan	Westport Facility - Revolver	Equipment Financing	Real Estate Financing	Total
2017	$—	$6,000	$—	$23,525	$5,176	$34,701
2018	—	6,000	—	24,440	5,176	35,616
2019	—	6,000	—	25,312	5,176	36,488
2020	71,600	16,000	3,000	26,217	5,176	121,993
2021	—	—	—	5,025	5,175	10,200
Thereafter	—	—	—	88	23,764	23,852
Total	$71,600	$34,000	$3,000	$104,607	$49,643	$262,850

The Company is also party to three interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $27.7 million at December 31, 2016. Under two of the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became  effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  The third interest rate swap agreement (swap C) has a notional amount of $12.0 million and expires February 2018.  Under swap C, the Company receives interest at the one-month LIBOR rate, and pays a fixed rate of 0.78%.  At December 31, 2016, the fair value of the three swap agreements was an asset of $0.2 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 7 for additional information pertaining to interest rate swaps.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(7)	Fair Value Measurement and Disclosures—continued

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$4	$—	$—	$4
Marketable securities	14,359	—	—	14,359
Interest rate swaps	—	161	—	161
Total Assets	$14,363	$161	$—	$14,524

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$96	$—	$—	$96
Marketable securities	13,431	—	—	13,431
Total Assets	$13,527	$—	$—	$13,527

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

Our revolving credit and term loan agreements and our real estate promissory notes all consists of variable rate borrowings.  We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy.  The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our equipment promissory notes with fixed rates, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying values and estimated fair values of these promissory notes at December 31, 2016 is summarized as follows:

	2016
	Carrying Value	Estimated Fair Value
Equipment promissory notes	$104,607	$104,433

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(8)	Transactions with Affiliates

CenTra, Inc., an affiliate of the Company, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the years ended December 31 (in thousands):

	2016	2015	2014
Administrative support services	$2,638	$3,234	$2,459
Truck fuel, tolls and maintenance	2,656	2,523	1,320
Real estate rent and related costs	17,174	13,174	10,472
Insurance and employee benefit plans	44,548	46,173	36,073
Contracted transportation services	233	969	930
Total	$67,249	$66,073	$51,254

We pay CenTra the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliate’s trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased. In connection with our transportation services, we also pay tolls and other fees for international bridge crossings to certain related entities which are under common control with CenTra.

A significant number of our operating locations are located in facilities leased from affiliates.  At 36 facilities, occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly.  Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility.  However, we are not limited to such arrangements. See Note 10, “Leases” for further information regarding the cost of leased properties.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders.  Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At December 31, 2016 and 2015, amounts due to affiliates were $4.6 million and $3.4 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At December 31, 2016 and 2015, there were $8.7 million and $11.5 million, respectively, included in each of these accounts for insured claims.

We contracted with an affiliate to provide real property improvements to us totaling $1.0 million during 2016.  We also purchased from an affiliate $2.3 million of wheels and tires for new trailering equipment and an additional $0.2 million in revenue equipment components during the same period. During 2015, we purchased used snow removal equipment from an affiliate for $18,000.

We periodically use the law firm of Sullivan Hincks & Conway to provide legal services.  Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway.  Not included in the table above are amounts paid for legal services during 2015 and 2014 were $1,500 and $92,000, respectively.  No amounts were paid for legal services during 2016.

Effective August 4, 2016, we exercised our right of first refusal to acquire 1,600 shares of restricted stock from our former CFO, David A. Crittenden, for $23,856 based on the closing market price on the effective date of the transaction.

On August 8, 2016, we purchased from a subsidiary of CenTra, Crown Enterprises, Inc., for a multi-building, cross-dock logistics terminal located in Romulus, Michigan. The purchase price, which was established by an independent third party appraisal, was $22.5 million payable pursuant to a promissory note issued to Crown. At December 31, 2016, the promissory note was fully repaid.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(8)	Transactions with Affiliates—continued

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to CenTra and affiliates for the years ended December 31 (in thousands):

	2016	2015	2014
Purchased transportation and equipment rent	$1,090	$400	$308
Fueling, maintenance and other support services	—	—	158
Total	$1,090	$400	$466

At December 31, 2016 and 2015, amounts due from affiliates were $2.5 million and $1.9 million, respectively.

(9)	Income Taxes

A summary of income (loss) related to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Operations
U.S. Domestic	$40,172	$62,781	$70,079
Foreign	(767)	2,224	3,020
Total pre-tax income	$39,405	$65,005	$73,099

The provision for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2016	2015	2014
Current:
U.S. Federal	$7,432	$19,544	$20,822
State	748	4,469	4,838
Foreign	284	449	590
	8,464	24,462	26,250
Deferred:
U.S. Federal	6,521	1,183	489
State	140	(730)	891
Foreign	36	89	99
	6,697	542	1,479
Total	$15,161	$25,004	$27,729

During 2016, the Company adopted Accounting Standards Update 2015-17 – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. As a result of the adoption, the Company reclassified $6.3 million of current deferred tax assets to noncurrent deferred income tax liabilities, and additional $0.1 million of current deferred tax assets to noncurrent deferred assets to conform to the current year presentation.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(9)	Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2016	2015
Domestic deferred tax assets:
Allowance for doubtful accounts	$633	$1,809
Other assets	2,792	4,434
Accrued expenses	5,384	4,868
Total domestic deferred tax assets	$8,809	$11,111
Domestic deferred tax liabilities:
Prepaid expenses	$144	$383
Marketable securities	1,613	1,060
Intangible assets	13,341	15,987
Property and equipment	41,530	34,177
Total domestic deferred tax liabilities	$56,628	$51,607
Net domestic deferred tax liabilities	$47,819	$40,496
Foreign deferred tax asset
Other assets	$571	$489
Valuation allowance - foreign	(407)	(406)
Total foreign deferred tax asset	$164	$83
Net deferred tax liability	$47,655	$40,413

In assessing whether deferred tax assets may be realized in the future, management considers whether it is more likely than not that some portion of such tax assets will not be realized. The deferred tax assets and liabilities were reviewed separately by jurisdictions when measuring the need for valuation allowances.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the domestic deferred tax assets are expected to reverse, and our ability to generate future capital gains, management believes it is more likely than not that we will realize the benefits of these deductible differences.  Thus, no valuation allowance has been established for the domestic deferred tax assets.  Based on the anticipated earnings projections of the foreign subsidiaries, management has recorded a full valuation allowance for the deferred tax assets associated with a German subsidiary.

We have not provided for U.S. income taxes on foreign subsidiaries undistributed earnings since they are expected to be reinvested indefinitely outside the U.S. It is not possible to predict the amount of U.S. income taxes that might be payable if these earnings are eventually repatriated.  As of December 31, 2016, the undistributed earnings of foreign subsidiaries were approximately $8.7 million.

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2016	2015	2014
Federal statutory rate	35%	35%	35%
Non-deductible (benefit) expense	0%	0%	-2%
State, net of federal benefit	2%	4%	5%
Foreign	1%	-1%	0%
Effective tax rate	38%	38%	38%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(9)	Income Taxes—continued

As of December 31, 2016, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.4 million.  These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate.  At December 31, 2016, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months.  As of December 31, 2016, the amount of accrued interest and penalties was $0.1 million and $0.1 million, respectively.

The changes in our gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2016	2015	2014
Unrecognized tax benefit – beginning of year	$333	$414	$652
Increases related to prior year tax positions	24	42	4
Increases related to current year tax positions	95	6	13
Decreases related to prior year tax positions	(36)	(129)	(255)
Unrecognized tax benefit – end of year	$416	$333	$414

(10)	Leases

We lease office space, warehouses, freight distribution centers, terminal yards and equipment under non-cancelable capital and operating lease arrangements.  Except where we deliver services within facilities provided by our customers, we lease warehouse and freight distribution centers used in our logistics operations, often in connection with a specific customer program.  Where facilities are substantially dedicated to a single customer and our lease is with an independent property owner, we attempt to align lease terms with the expected duration of the underlying customer program.

In most cases, we expect our facility leases will be renewed or replaced by other leases in the ordinary course of business.  Where possible, we contractually secure the recovery of certain occupancy costs, including rent, during the term of a customer program.  Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2016 are as follows (in thousands):

		Operating Leases
Years Ending December 31	Capital Leases	With Affiliates	With Third Parties	Total
2017	$106	$12,831	$9,154	$22,091
2018	95	9,032	5,143	14,270
2019	—	7,513	2,876	10,389
2020	—	5,520	2,162	7,682
2021	—	4,898	400	5,298
Thereafter	—	12,582	—	12,582
Total required payments	201	$52,376	$19,735	$72,312
Less amounts representing interest (3.8% to 4.0%)	9
Present value of minimum lease payments	192
Less current maturities	100
	$92

At December 31, 2016 and 2015, assets under capital leases, consisting primarily of vehicles, machinery and equipment, had a cost of approximately $0.5 million and $5.4 million, respectively, and accumulated amortization of $0.3 million and $1.5 million, respectively.  Included in depreciation and amortization expense in the accompanying Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 is amortization expense associated with the capital leases of $0.1 million, $0.9 million and $0.8 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(10)	Leases—continued

Rental expense for facilities, vehicles and other equipment leased from third parties under operating leases approximated $20.2 million, $19.2 million and $21.9 million for the years ended December 31, 2016, 2015 and 2014.

(11)	Comprehensive Income

Comprehensive income includes the following for the years ended December 31 (in thousands):

	2016	2015	2014
Unrealized holding (losses) gains on available-for-sale securities arising during the period:
Gross amount	$1,787	$(1,597)	$620
Income tax (expense) benefit	(645)	582	(208)
Net of tax amount	$1,142	$(1,015)	$412
Realized (gains) on available-for-sale securities reclassified into income:
Realized gains on sales of available-for-sale securities	$(412)	$(347)	$—
Other-than-temporary impairment losses	—	230	—
Total before tax	(412)	(117)	—
Income tax expense	148	45	—
Net of tax amount	$(264)	$(72)	$—
Unrealized holding gains on interest rate swaps arising during the period:
Gross amount	$161	$—	$—
Income tax expense	(62)	—	—
Net of tax amount	$99	$—	$—
Foreign currency translation adjustments	$(1,161)	$(2,252)	$(1,631)

The unrealized holding gains and losses on available-for-sale investments represent mark-to-market adjustments net of related income taxes.

(12)	Retirement Plans

We offer 401(k) defined contribution plans to our employees.  The plans are administered by a company controlled by our principal shareholders and include different matching provisions depending on which subsidiary or affiliate is involved.  In the plans available to certain employees not subject to collective bargaining agreements, we matched contributions up to $600 annually for each employee who is not considered highly compensated through December 31, 2008, after which some matching contributions were suspended as a response to market conditions at certain subsidiaries.  Three other 401(k) plans are provided to employees of specific operations and offer matching contributions that range from zero to $2,080 per participant annually.  The total expense for contributions for 401(k) plans, including plans related to collective bargaining agreements, was $0.5 million, $0.2 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In connection with a collective bargaining agreement that covered 12 Canadian employees at December 31, 2016, we are required to make defined contributions into the Canada Wide Industrial Pension Plan.  At December 31, 2016 and 2015, the required contributions totaled approximately $31,000 and $38,000, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

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

On February 24, 2016, April 29, 2015 and March 5, 2015, the Company granted 10,000, 20,000 and 10,000 shares, respectively, of restricted stock to its Chief Executive Officer.  The restricted stock grants have fair values of $15.55 per share, $22.03 per share, and $25.18 per share, respectively, based on the closing price of the Company’s stock on each grant date.  The shares vested 25% immediately on the grant dates, and an additional 25% will vest in three equal installments with the final vesting on March 5, 2019, subject to continued employment with the company.

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

On December 20, 2012, the Company granted 178,137 shares of restricted stock to certain of its employees.  The restricted stock grants had a grant date fair value of $16.42 per share, based on the closing price of the Company’s stock, of which 25% vested immediately and an additional 20% vested on each anniversary of the grant through December 20, 2016.

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

A summary of the status of our non-vested shares as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	68,225	$17.80
Granted	10,000	$15.55
Vested	(33,225)	$17.19
Forfeited	—	$—
Balance at December 31, 2016	45,000	$17.75

During the years ended December 31, 2016, 2015 and 2014, the total grant date fair value of vested shares recognized as compensation cost was $0.6 million, $0.5 million and $1.5 million, respectively.  As of December 31, 2016, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation costs of $0.4 million, $0.3 million, and $0.1 million during 2017, 2018 and 2019, respectively.

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

At December 31, 2016, approximately 31% of our employees in the United States, Canada and Colombia, and 94% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, 18% of which are subject to contracts that expire in 2017.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(15)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the years ended December 31, 2016, 2015 and 2014, there were zero, 2,273 and 31,230 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

For the years ended December 31, 2016 and 2015, 45,000 and 30,725 shares of non-vested restricted stock, respectively, were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.  No shares were excluded from the calculation of diluted earnings per share for the year ended December 31, 2014.

(16)	Quarterly Financial Data (unaudited)

	2016
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$260,394	$276,813	$271,493	$264,051
Operating income	13,930	16,774	10,027	5,849
Income before income taxes	12,105	14,771	8,119	4,410
Provision for income taxes	4,628	5,724	3,122	1,687
Net income	$7,477	$9,047	$4,997	$2,723
Earnings per common share:
Basic	$0.26	$0.32	$0.18	$0.10
Diluted	$0.26	$0.32	$0.18	$0.10
Weighted average number of common shares outstanding:
Basic	28,402	28,414	28,413	28,415
Diluted	28,402	28,414	28,413	28,415

	2015
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$263,561	$295,007	$284,214	$285,991
Operating income	15,067	22,920	16,944	18,464
Income before income taxes	13,332	21,584	15,001	15,088
Provision for income taxes	5,168	8,300	5,754	5,782
Net income	$8,164	$13,284	$9,247	$9,306
Earnings per common share:
Basic	$0.27	$0.44	$0.32	$0.33
Diluted	$0.27	$0.44	$0.32	$0.33
Weighted average number of common shares outstanding:
Basic	29,992	29,979	28,661	28,380
Diluted	29,998	29,980	28,661	28,382

(17)	Segment Reporting

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(17)	Segment Reporting—continued

The following tables summarize information about our reportable segments as of and for the fiscal years ended December 31, 2016, 2015 and 2014 (in thousands):

2016	Transportation	Logistics	Other	Total
Operating revenues	$656,496	$414,948	$1,307	$1,072,751
Eliminated inter-segment revenues	1,896	7,482	—	9,378
Depreciation and amortization	13,459	23,064	179	36,702
Income from operations	22,399	27,653	(3,472)	46,580
Capital expenditures	9,464	91,045	500	101,009
Total assets	252,164	292,227	26,066	570,457

2015	Transportation	Logistics	Other	Total
Operating revenues	$721,437	$406,822	$514	$1,128,773
Eliminated inter-segment revenues	3,659	6,170	—	9,829
Depreciation and amortization	11,153	23,565	155	34,873
Income from operations	28,683	43,848	864	73,395
Capital expenditures	2,034	23,797	426	26,257
Total assets	219,759	253,429	29,967	503,155

2014	Transportation	Logistics	Other	Total
Operating revenues	$778,603	$412,507	$411	$1,191,521
Eliminated inter-segment revenues	5,160	7,473	—	12,633
Depreciation and amortization	11,256	21,507	290	33,053
Income from operations	34,931	50,892	(4,988)	80,835
Capital expenditures	16,444	42,413	927	59,784
Total assets	246,190	247,155	35,669	529,014

We provide a portfolio of transportation and logistics services to a wide range of customers throughout the United States and in Mexico, Canada and Colombia.  Revenues for selected services as provided to the chief operating decision maker are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Transportation services	$629,192	$696,134	$769,308
Value-added services	302,225	285,258	284,496
Intermodal services	141,334	147,381	137,717
Total	$1,072,751	$1,128,773	$1,191,521

Revenues attributed to geographic areas are as follows (in thousands).

	Year Ended December 31,
	2016	2015	2014
United States	$1,038,963	$1,090,683	$1,156,875
Mexico	20,046	27,676	24,860
Canada	12,157	8,577	9,786
Colombia	1,585	1,837	—
Total	$1,072,751	$1,128,773	$1,191,521

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2016, 2015 and 2014

(17)	Segment Reporting—continued

Net long-lived property and equipment assets are presented in the table below (in thousands):

	Year Ended December 31,
	2016	2015
United States	$233,644	$173,009
Mexico	12,188	3,674
Canada	431	500
Colombia	14	6
Total	$246,277	$177,189

(18)	Subsequent Events

On February 23, 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on March 6, 2017 and is expected to be paid on March 16, 2017.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016. The Company’s independent registered public accounting firm, BDO USA LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Universal Logistics Holdings, Inc.

Warren, Michigan

We have audited Universal Logistics Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal Logistics Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Logistics Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Logistics Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

March 15, 2017

ITEM 9B:	OTHER INFORMATION

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 27, 2017. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 27, 2017.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 27, 2017.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 27, 2017.

The following table presents information about equity plans under which equity securities of the Company are authorized for issuance at December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	45,000	$—	(1)	216,880
Equity compensation plans not approved by security holders	—	$—		—
Total	45,000	$—	(1)	216,880

(1)

Reflects shares to be issued under restricted stock bonus awards, which do not have an exercise price.  As of December 31, 2016, the Company has no outstanding options, warrants or rights that require payment of an exercise price.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 27, 2017.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 27, 2017.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004).

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012).

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016).

3.4	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016).

4.1

Amended and Restated Registration Rights Agreement among the Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust and the M.J. Moroun 2012 Annuity Trust (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012).

4.2	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004).

10.1	Consulting Agreement between the Registrant and Manuel J. Moroun (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2013).

10.2+	Employment Agreement between the Registrant and Jeff Rogers (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2015).

10.3	Service Level Agreement between the Registrant and Data System Services, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2015).

10.4+	2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Schedule 14A filed on April 29, 2014).

10.5+

Form of Restricted Stock Bonus Award Agreement under the 2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Schedule 14A filed on April 29, 2014).

10.6+	Severance Agreement between the Registrant and David A. Crittenden (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2016).

Exhibit No.	Description
10.7

Revolving Credit and Security Agreement among Universal Truckload, Inc., Universal Dedicated, Inc., Mason Dixon Intermodal, Inc., Logistics Insight Corp., Universal Logistics Solutions International, Inc., Universal Specialized, Inc., Cavalry Logistics, LLC and Universal Management Services, Inc., and PNC Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.8	Credit Agreement between Westport Axle Corp. and Comerica Bank (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015).

10.9	Loan and Financing Agreement between the Registrant and Flagstar Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2016).

10.10	Purchase Agreement between UTSI Finance and Crown Enterprises (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2016).

10.11	Promissory Note with UTSI Finance and Crown Enterprises (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2016).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of BDO USA LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

+	Indicates a management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)
By:	/s/ Jude Beres
Jude Beres, Chief Financial Officer

Date: March 15, 2017

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Jeff Rogers and Jude Beres, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeff Rogers	Chief Executive Officer	March 15, 2017
Jeff Rogers	(Principal Executive Officer)
/s/ Jude Beres	Chief Financial Officer and Treasurer	March 15, 2017
Jude Beres	(Principal Financial and Accounting Officer)
/s/ Matthew T. Moroun	Chairman of the Board	March 15, 2017
Matthew T. Moroun
/s/ Manuel J. Moroun	Director	March 15, 2017
Manuel J. Moroun
/s/ Grant Belanger	Director	March 15, 2017
Grant Belanger
/s/ Frederick P. Calderone	Director	March 15, 2017
Frederick P. Calderone
/s/ Joseph J. Casaroll	Director	March 15, 2017
Joseph J. Casaroll
/s/ Daniel J. Deane	Director	March 15, 2017
Daniel J. Deane
/s/ Michael A. Regan	Director	March 15, 2017
Michael A. Regan
/s/ Daniel C. Sullivan	Director	March 15, 2017
Daniel C. Sullivan
/s/ Richard P. Urban	Director	March 15, 2017
Richard P. Urban
/s/ H.E. “Scott” Wolfe	Director	March 15, 2017
H. E. “Scott” Wolfe