Form 10-Q
period 2017-04-01
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2017-05-11
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of May 8, 2017, was 28,442,894.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$3,353	$1,755
Marketable securities	14,618	14,359
Accounts receivable – net of allowance for doubtful accounts of $1,995 and $1,613, respectively	155,001	144,712
Other receivables	12,331	15,438
Due from affiliates	3,606	2,513
Prepaid income taxes	6,044	11,300
Prepaid expenses and other	17,520	17,374
Total current assets	212,473	207,451
Property and equipment – net of accumulated depreciation of $186,637 and $181,297, respectively	255,237	246,277
Goodwill	74,484	74,484
Intangible assets – net of accumulated amortization of $52,777 and $50,971, respectively	35,382	37,189
Deferred income taxes	163	164
Other assets	5,334	4,892
Total assets	$583,073	$570,457
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$85,706	$65,945
Due to affiliates	4,022	4,597
Accrued expenses and other current liabilities	19,817	19,765
Insurance and claims	18,515	19,754
Current portion of long-term debt	34,969	34,455
Total current liabilities	163,029	144,516
Long-term liabilities:
Long-term debt, net of current portion	221,321	226,812
Deferred income taxes	44,838	47,819
Other long-term liabilities	2,359	3,578
Total long-term liabilities	268,518	278,209
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,930,452 and 30,917,952 shares issued; 28,442,894 and 28,430,394 shares outstanding, respectively	30,932	30,919
Paid-in capital	3,684	3,451
Treasury stock, at cost; 2,487,558 shares	(50,044)	(50,044)
Retained earnings	168,360	166,033
Accumulated other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,594 and $1,512, respectively	2,871	2,679
Interest rate swaps, net of income taxes of $80 and $62, respectively	129	99
Foreign currency translation adjustments	(4,406)	(5,405)
Total shareholders’ equity	151,526	147,732
Total liabilities and shareholders’ equity	$583,073	$570,457

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Operating revenues:
Truckload services	$71,490	$69,821
Brokerage services	57,989	49,738
Intermodal services	35,927	35,376
Dedicated services	24,896	22,083
Value-added services	94,140	83,376
Total operating revenues	284,442	260,394
Operating expenses:
Purchased transportation and equipment rent	131,227	121,665
Direct personnel and related benefits	75,544	64,515
Commission expense	7,544	8,072
Other operating expenses	28,984	24,664
Occupancy expense	7,831	7,723
General and administrative	7,958	7,107
Insurance and claims	5,858	4,172
Depreciation and amortization	10,327	8,546
Total operating expenses	275,273	246,464
Income from operations	9,169	13,930
Interest income	14	123
Interest expense	(2,250)	(2,086)
Other non-operating income	68	138
Income before provision for income taxes	7,001	12,105
Provision for income taxes	2,683	4,628
Net income	$4,318	$7,477
Earnings per common share:
Basic	$0.15	$0.26
Diluted	$0.15	$0.26
Weighted average number of common shares outstanding:
Basic	28,435	28,402
Diluted	28,435	28,402
Dividends declared per common share	$0.07	$0.07

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Net Income	$4,318	$7,477
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments arising during the period, net of income taxes	183	10
Realized loss on available-for-sale investments reclassified into income, net of taxes	9	25
Unrealized changes in fair value of interest rate swaps, net of income taxes	30	(231)
Foreign currency translation adjustments	999	(241)
Total other comprehensive income (loss)	1,221	(437)
Total comprehensive income	$5,539	$7,040

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income	$4,318	$7,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,327	8,546
Loss on sale of marketable equity securities	14	39
Loss (gain) on disposal of property and equipment	50	(142)
Amortization of debt issuance costs	80	68
Stock-based compensation	246	212
Provision for doubtful accounts	698	541
Deferred income taxes	(3,207)	(2,939)
Change in assets and liabilities:
Trade and other accounts receivable	(7,130)	2,785
Prepaid income taxes, prepaid expenses and other assets	5,272	692
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	18,030	23,646
Due to/from affiliates, net	(1,668)	(427)
Other long-term liabilities	(1,192)	(2,049)
Net cash provided by operating activities	25,838	38,449
Cash flows from investing activities:
Capital expenditures	(17,669)	(36,115)
Proceeds from the sale of property and equipment	194	318
Purchases of marketable securities	—	(5)
Proceeds from sale of marketable securities	—	71
Net cash used in investing activities	(17,475)	(35,731)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	71,246	3,217
Repayments of debt - revolving debt	(69,646)	(14,552)
Proceeds from borrowing - term debt	2,729	18,933
Repayments of debt - term debt	(9,386)	(7,650)
Payment of capital lease obligations	(27)	(1,688)
Dividends paid	(1,991)	(1,988)
Capitalized financing costs	—	(28)
Net cash used in financing activities	(7,075)	(3,756)
Effect of exchange rate changes on cash and cash equivalents	310	(161)
Net decrease in cash	1,598	(1,199)
Cash and cash equivalents – beginning of period	1,755	12,930
Cash and cash equivalents – end of period	$3,353	$11,731

Supplemental cash flow information:
Cash paid for interest	$2,144	$2,105
Cash paid for income taxes	$787	$8,589

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. (“Universal” or the Company”), and its wholly-owned subsidiaries, have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

Certain immaterial reclassifications have been made to the prior financial statements in order for them to conform to the April 1, 2017 presentation, including the reclassification of revenue categories to reflect Universal’s service offering.  These reclassifications had no effect on reported consolidated income, comprehensive income, cash flows, total assets, or stockholders' equity as previously reported.

(2)	Marketable Securities

At April 1, 2017 and December 31, 2016, marketable securities, all of which are available-for-sale, consist of common and preferred stocks.  Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary.  Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value.  Fair values are based on quoted market prices at the reporting date.  Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
At April 1, 2017
Equity Securities	$10,153	$5,062	$(597)	$14,618

At December 31, 2016
Equity Securities	$10,168	$4,780	$(589)	$14,359

Included in equity securities at April 1, 2017 are securities with a fair value of $2.7 million with a cumulative loss position of $0.6 million, the impairment of which we consider to be temporary.  We consider several factors in our determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities.  We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

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

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At April 1, 2017
Equity securities	$865	$65	$1,869	$532	$2,734	$597

At December 31, 2016
Equity securities	$426	$41	$2,438	$548	$2,864	$589

Our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the oil and gas, banking, communications, and transportation industries.  The fair value and unrealized losses are distributed in 24 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss.  We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, as well as our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at April 1, 2017.

(3)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	April 1, 2017	December 31, 2016

Payroll related items	$10,620	$8,379
Driver escrow liabilities	3,770	7,701
Commissions, taxes and other	5,427	3,685
Total	$19,817	$19,765

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at April 1, 2017	April 1, 2017	December 31, 2016
Outstanding Debt:
ABL Facility (1)	2.73% to 4.75%	$74,200	$71,600
Westport Facility (2)
Term Loan	3.28%	32,500	34,000
Revolver	2.78%	2,000	3,000
Equipment Financing (3)	3.18% to 4.11%	100,744	104,607
Real Estate Financing (4)	3.24%	48,349	49,643
Margin Facility (5)	2.09%	—	—
Unamortized debt issuance costs		(1,503)	(1,583)
		256,290	261,267
Less current portion of long-term debt		34,969	34,455
Total long-term debt, net of current portion		$221,321	$226,812

(1) The ABL Facility provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR or a base rate, and matures on December 23, 2020. The facility, which is secured by cash, deposits and accounts receivable of the borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. At April 1, 2017, we were in compliance with all covenants under the Facility, and $22.9 million was available for borrowing.

(2) The Westport Facility provides our subsidiary, Westport Axle Corporation, with maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR or a base rate, and are secured by all of Westport’s assets. The Company becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. The Westport Facility includes customary affirmative and negative covenants and events of default. At April 1, 2017, we were in compliance with all covenants, and $12.4 million was available for borrowing.

(3) The Equipment Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance transportation equipment. The equipment notes, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.11%. At April 1, 2017, we were in compliance with all covenants.

(4) The Real Estate Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance certain purchases of real property and refinance a portion of indebtedness pursuant to a previous $40 million unsecured loan. The promissory notes require monthly payments of principal and accrued interest until their maturity on June 30, 2026. The notes are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements included in a collateral pool specified in the security documents. The Real Estate Financing includes an additional promissory note that is secured by other real property and improvements and matures on September 5, 2026. Each of the notes bears interest at LIBOR plus 2.25%. At April 1, 2017, we were in compliance with all covenants.

(5) The Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. We did not have any amounts outstanding under our line of credit at April 1, 2017 or December 31, 2016, and the maximum available borrowings under the line of credit were $7.1 million and $7.0 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

The Company is also party to three interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $27.7 million at April 1, 2017. Under two of the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became  effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  The third interest rate swap agreement (swap C) has a notional amount of $12.0 million and expires February 2018.  Under swap C, the Company receives interest at the one-month LIBOR rate, and pays a fixed rate of 0.78%.  At April 1, 2017, the fair value of the three swap agreements was an asset of $0.2 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 5 for additional information pertaining to interest rate swaps.

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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	April 1, 2017
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$13	$—	$—	$13
Marketable securities	14,618	—	—	14,618
Interest rate swaps	—	209	—	209
Total	$14,631	$209	$—	$14,840

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$4	$—	$—	$4
Marketable securities	14,359	—	—	14,359
Interest rate swaps	—	161	—	161
Total	$14,363	$161	$—	$14,524

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

Our revolving credit and term loan agreements and our real estate promissory notes consist of variable rate borrowings.  We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy.  The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at April 1, 2017 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$100,744	$100,385

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates

CenTra, Inc., an affiliate of the Company, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the thirteen weeks ended April 1, 2017 and April 2, 2016 (in thousands):

	Thirteen weeks ended
	April 1, 2017	April 2, 2016

Administrative support services	$503	$676
Truck fuel, tolls and maintenance	777	605
Real estate rent and related costs	4,706	4,008
Insurance and employee benefit plans	14,572	11,311
Purchased transportation and equipment rent	5	200
Total	$20,563	$16,800

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

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At April 1, 2017 and December 31, 2016, amounts due to affiliates were $4.0 million and $4.6 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At April 1, 2017 and December 31, 2016, there were $8.6 million and $8.7 million, respectively, included in each of these accounts for insured claims.

We made purchases of used equipment from an affiliate during the thirteen weeks ended April 1, 2017, totaling $1.8 million, and also purchased wheels and tires from an affiliate for new trailering equipment totaling $1.1 million during the same period.  During the thirteen weeks ended April 2, 2016, we contracted with an affiliate to provide real property improvements to us totaling $1.0 million, and also purchased wheels and tires from an affiliate for new trailering equipment totaling $0.8 million during the same period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks ended April 1, 2017 and April 2, 2016 (in thousands):

	Thirteen weeks ended
	April 1, 2017	April 2, 2016
Purchased transportation and equipment rent	$326	$196
Total	$326	$196

At April 1, 2017 and December 31, 2016, amounts due from affiliates were $3.6 million and $2.5 million, respectively.

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended
	April 1, 2017	April 2, 2016
Unrealized holding gains on available-for-sale investments arising during the period:
Gross amount	$260	$13
Income tax expense	(77)	(3)
Net of tax amount	$183	$10

Realized losses on available-for-sale investments reclassified into income:
Gross amount	$14	$39
Income tax benefit	(5)	(14)
Net of tax amount	$9	$25

Unrealized holding losses on interest rate swaps arising during the period:
Gross amount	$48	$(369)
Income tax benefit	(18)	138
Net of tax amount	$30	$(231)

Foreign currency translation adjustments	$999	$(241)

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Stock Based Compensation

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

On February 22, 2017, February 24, 2016, April 29, 2015 and March 5, 2015, the Company granted 10,000, 10,000, 20,000 and 10,000 shares, respectively, of restricted stock to our Chief Executive Officer.  The restricted stock grants have fair values of $13.45 per share, $15.55 per share, $22.03 per share, and $25.18 per share, respectively, based on the closing price of the Company’s stock on each grant date.  The shares vested 25% immediately on the grant dates, and an additional 25% will vest in three equal installments with the final vesting on March 5, 2020, subject to continued employment with the company.

On December 23, 2015, the Company granted 50,000 shares of restricted stock to certain of its employees, including 5,000 shares to our Chief Financial Officer. The restricted stock grants have a grant date fair value of $14.93 per share, based on the closing price of the Company’s stock, of which 25% vested immediately, and an additional 25% will vest in three equal increments on each December 20 in 2016, 2017 and 2018.

On December 20, 2012, the Company granted 178,137 shares of restricted stock to certain of its employees.  The restricted stock grants had a grant date fair value of $16.42 per share, based on the closing price of the Company’s stock, of which 25% vested immediately and an additional 20% vested on each anniversary of the grant through December 20, 2016.

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

A summary of the status of our non-vested shares as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	45,000	$17.75
Granted	10,000	$13.45
Vested	(12,500)	$19.65
Forfeited	—	$—
Balance at April 1, 2017	42,500	$16.22

In each of the thirteen week periods ended April 1, 2017 and April 2, 2016, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million.  As of April 1, 2017, there was approximately $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.1 million during the remainder of 2017, and $0.4 million, $0.1 million, and $0.1 million in 2018, 2019, and 2020, respectively.

(9)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock.  Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.   For the thirteen weeks ended April 1, 2017 and April 2, 2016, there were 346 and zero weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

For the thirteen weeks ended April 1, 2017 and April 2, 2016, 35,000 and 68,225 shares, respectively, of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Dividends

On February 23, 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on March 6, 2017 and paid on March 16, 2017.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments as of and for the thirteen week period ended April 1, 2017 and April 2, 2016 (in thousands):

	Thirteen weeks ended April 1, 2017
	Transportation	Logistics	Other	Total
Operating revenues	$178,397	$105,735	$310	$284,442
Eliminated inter-segment revenues	285	1,908	-	2,193
Income from operations	6,353	4,193	(1,377)	9,169
Total assets	261,974	299,504	21,595	583,073

	Thirteen weeks ended April 2, 2016
	Transportation	Logistics	Other	Total
Operating revenues	$157,546	$102,557	$291	$260,394
Eliminated inter-segment revenues	568	1,997	—	2,565
Income from operations	5,888	8,549	(507)	13,930
Total assets	208,313	285,755	40,126	534,194

(12)	Commitments and Contingencies

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

At April 1, 2017, approximately 31% of our employees in the United States, Canada and Colombia, and 96% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, 17% of which are subject to contracts that expire in 2017.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, the ASU requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet and are effective for interim and annual periods beginning after December 15, 2017. With certain exceptions, early adoption is not permitted. We are currently evaluating the effects ASU 2016-01 will have on our consolidated financial statements and related disclosures. We currently disclose approximately $5.1 million in gross unrealized holdings gains and $0.6 million in gross unrealized holdings losses in Note 2, Marketable Securities.

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of the new standard is to establish principles for lessees and lessors to report information about the amount, timing, and uncertainty of cash flows arising from a lease.  The ASU will require a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendment is permitted. We are currently evaluating the effects ASU 2016-02 will have on our consolidated financial statements and related disclosures. As of December 31, 2016, we disclosed approximately $72.1 million in operating lease obligations in Note 10, Leases, in the Company’s Form 10-K.  We will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. Upon adoption, we would expect the amount recognized for the right-of-use assets and lease liabilities to be material.  We do not plan to adopt the new standard early.

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

(14)	Subsequent Events

On April 27, 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on May 8, 2017 and expected to be paid on May 18, 2017.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2016, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Overview

We are a leading asset-light provider of customized transportation and logistics solutions throughout the United States and in Mexico, Canada and Colombia. We offer our customers a broad array of services across their entire supply chain, including truckload, brokerage, intermodal, dedicated and value-added services.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the unaudited Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks ended April 1, 2017 and April 2, 2016, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Operating revenues:
Truckload services	25.1%	26.8%
Brokerage services	20.4	19.1
Intermodal services	12.6	13.6
Dedicated services	8.8	8.5
Value-added services	33.1	32.0
Total operating revenues	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended April 1, 2017 and April 2, 2016, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Operating revenues:	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	46.1	46.7
Direct personnel and related benefits	26.6	24.8
Commission expense	2.7	3.1
Other operating expenses	10.2	9.5
Occupancy expense	2.8	3.0
General and administrative	2.8	2.7
Insurance and claims	2.1	1.6
Depreciation and amortization	3.6	3.3
Total operating expenses	96.8	94.7
Income from operations	3.2	5.3
Interest and other non-operating income (expense), net	(0.8)	(0.7)
Income before provision for income taxes	2.4	4.6
Provision for income taxes	0.9	1.7
Net income	1.5%	2.9%

Thirteen Weeks Ended April 1, 2017 Compared to Thirteen Weeks Ended April 2, 2016

Operating revenues. Operating revenues for the thirteen weeks ended April 1, 2017 increased $24.0 million, or 9.2%, to $284.4 million from $260.4 million for the thirteen weeks ended April 2, 2016. Included in operating revenues are separately-identified fuel surcharges of $14.5 million for the thirteen weeks ended April 1, 2017 compared to $11.8 million for the thirteen weeks ended April 2, 2016.  Revenues from our transportation segment increased $20.9 million, or 13.2%, and income from operations increased $0.5 million, or 7.9%, compared to the same period last year.  In our logistics segment, revenues increased $3.2 million, or 3.1%, over the same period last year, while income from operations decreased $4.4 million, or 51.0%, compared to the same period last year.  Overall, operating revenues increased due to several factors including the ramp-up of several substantial customer vehicle programs, an increase in fuel surcharges, and a small upswing in key markets including steel, metals, and energy during the thirteen weeks ended April 1, 2017.  Consolidated income from operations decreased $4.7 million to $9.2 million, compared to $13.9 million in the thirteen weeks ended April 2, 2016. The overall decrease is primarily attributable to lower operating margins and higher launch costs at a few of our major value-added operations.

Operating revenues from truckload services increased $1.7 million to $71.5 million during the thirteen weeks ended April 1, 2017, compared to $69.8 million for the same period last year. Included in truckload revenues during the thirteen weeks ended April 1, 2017 were $6.6 million in separately-identified fuel surcharges compared to $5.2 million during the same period last year.  The increase in truckload services also reflects a 1.5% increase in the number of loads hauled.  During the thirteen weeks ended April 1, 2017, Universal moved 80,262 loads compared to 79,038 during the same period last year.

Revenues during the thirteen weeks ended April 1, 2017 from brokerage services increased $8.3 million, or 16.7%, to $58.0 million compared to $49.7 million during the same period last year. The growth is due to increases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled.  Universal’s average operating revenue per load, excluding fuel surcharges, from brokerage services increased 6.7% to $1,257 during the thirteen weeks ended April 1, 2017, up from $1,178 during the thirteen weeks ended April 2, 2016.  The number of brokerage loads hauled during the thirteen weeks ended April 1, 2017 increased 11.3% to 42,569 compared to 38,236 during the same period last year.

Intermodal services revenues increased $0.5 million to $35.9 million during the thirteen weeks ended April 1, 2017, up from $35.4 million during the same period last year.  The increase reflects a $0.2 million increase in revenues attributable to fuel surcharges and an increase in the number of loads hauled.  Compared to the same period last year, the number of intermodal loads hauled during the thirteen weeks ended April 1, 2017 increased by 2.7%, while the average operating revenue per load, excluding fuel surcharges, decreased by 1.0%.

Operating revenues from dedicated services during the thirteen weeks ended April 1, 2017 increased $2.8 million, or 12.7%, to $24.9 million compared to $22.1 million during the same period last year. The increase is primarily due to an increase in the number of loads hauled.  During the thirteen weeks ended April 1, 2017, Universal moved 52,525 dedicated services loads, compared to 46,636 during the same period last year.  Also included in dedicated services revenues during the thirteen weeks ended April 1, 2017 were $3.5 million in separately-identified fuel surcharges compared to $2.6 million during the same period last year.

Value-added services revenues increased $10.7 million to $94.1 million during the thirteen weeks ended April 1, 2017 compared to $83.4 million in the same period last year.  The ramp-up of several substantial customer vehicle programs is the primary driver of growth; however, operations supporting the heavy-truck market continue to negatively impact our value-added services division.  Revenues attributable to heavy-truck operations declined $2.6 million to $20.2 million during the thirteen weeks ended April, 1 2017, compared to $22.8 million during the same period last year.  Despite these declines, the year-over-year increase in value-added services revenues was 12.8%.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended April 1, 2017 increased by $9.5 million, or 7.8%, to $131.2 million from $121.7 million for the thirteen weeks ended April 2, 2016. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  However, as a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 46.1% for the thirteen weeks ended April 1, 2017 from 46.7% for the thirteen weeks ended April 2, 2016. For the thirteen weeks ended April 1, 2017, transportation-related services decreased to 66.9% of total operating revenues compared to 68.0% in the same period last year. Value-added services, which typically operate with lower purchased transportation and equipment rental costs, increased to 33.1% of total operating revenues for the thirteen weeks ended April 1, 2017, compared to 32.0% during the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended April 1, 2017 increased by $11.0 million, or 17.1%, to $75.5 million compared to $64.5 million for the thirteen weeks ended April 2, 2016. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations.  During the thirteen weeks ended April 1, 2017, we experienced an increase in direct personnel and related benefit costs attributable to increased direct labor costs in order to support extended implementation and higher than anticipated customer production schedules.  As a percentage of operating revenues, personnel and related benefits expenses increased to 26.6% for the thirteen weeks ended April 1, 2017, compared to 24.8% for the thirteen weeks ended April 2, 2016. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Commission expense. Commission expense for the thirteen weeks ended April 1, 2017 decreased by $0.6 million, or 7.4%, to $7.5 million from $8.1 million for the thirteen weeks ended April 2, 2016. The absolute decrease was primarily the result of an increase in brokerage revenues generated by company managed-terminals. Commission expense generally increases or decreases in proportion to our transportation-related services, except in cases where we generate a higher proportion of our revenues at company-managed terminals.  As a percentage of operating revenues, commission expense decreased to 2.7% for the thirteen weeks ended April 1, 2017, compared to 3.1% for the thirteen weeks ended April 2, 2016. As a percentage of operating revenues, the decrease in commission expense is due to an increase in fuel surcharges, which are generally passed through to our owner-operators, and an increase in revenues generated by company managed-terminals and value-added services operations, where no commissions are paid.

Other operating expenses.    Other operating expenses increased by $4.3 million, or 17.4%, to $29.0 million for the thirteen weeks ended April 1, 2017 compared to $24.7 million for the thirteen weeks ended April 2, 2016. As a percentage of operating revenues, other operating expenses increased to 10.2% for the thirteen weeks ended April 1, 2017 from 9.5% for the thirteen weeks ended April 2, 2016. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The increase in other operating expenses was primarily the result of increases in travel and meals costs of $1.3 million related to extended implementation and higher than anticipated customer production schedules at value-added programs.  Additional elements of the increases in other operating expenses included increases in vehicle maintenance of $1.0 million, fuel expense on company equipment of $0.6 million, utilities of $0.6 million, permit expense of $0.2 million and other operating expenses of $0.6 million.

Occupancy expense.    Occupancy expenses increased by $0.1million, or 1.3%, to $7.8 million for the thirteen weeks ended April 1, 2017 compared to $7.7 million for the thirteen weeks ended April 2, 2016.  Occupancy expense remained relatively stable, while we experienced a modest increase in property taxes at our operating facilities.

General and administrative. General and administrative expense for the thirteen weeks ended April 1, 2017 increased by $0.9 million, or 12.7%, to $8.0 million from $7.1 million for the thirteen weeks ended April 2, 2016. As a percentage of operating revenues, general and administrative expense increased to 2.8% for the thirteen weeks ended April 1, 2017 from 2.7% for the thirteen weeks ended April 2, 2016.  The increase in general and administrative expense was primarily due to an increase in salaries, wages and benefit costs, which is the largest component of general and administrative expense.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended April 1, 2017 increased by $1.7 million, or 40.5% to $5.9 million from $4.2 million for the thirteen weeks ended April 2, 2016.  As a percentage of operating revenues, insurance and claims increased to 2.1% for the thirteen weeks ended April 1, 2017 compared to 1.6% for the thirteen weeks ended April 2, 2016. The increase was primarily due to increases in our cargo and service claims expense.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended April 1, 2017 increased by $1.8 million, or 21.2%, to $10.3 million from $8.5 million for the thirteen weeks ended April 2, 2016. The increase was primarily due to significant increase in capital expenditures in 2016, partially offset by reductions in amortization expense as certain intangible assets became fully amortized.

Interest expense, net. Net interest expense was $2.2 million for the thirteen weeks ended April 1, 2017 compared to $2.0 million for the thirteen weeks ended April 2, 2016.  The increase of net interest expense reflects an increase in outstanding borrowings and in interest rates on our variable rate debt.  As of April 1, 2017, our outstanding borrowings were $257.8 million compared to $234.9 million at April 2, 2016.

Other non-operating income.  Other non-operating income was $0.1 million for both the thirteen weeks ended April 1, 2017 and April 2, 2016.  There were no significant or unusual items impacting other non-operating income.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended April 1, 2017 was $2.7 million compared to $4.6 million for the thirteen weeks ended April 2, 2016, based on an effective tax rate of 38.3% and 38.2%, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations, our availability to borrow under the $120 million revolver that is part of our asset-based loan facility (“ABL Facility”) and the $20 million revolver that is part of our Westport Facility, our availability to borrow on margin against our marketable securities, proceeds from the issuance of installment notes, and proceeds from the sales of marketable securities. Additionally, our ABL Facility includes an accordion feature which would allow us to increase availability by up to $30 million upon our request.  Beginning in December 2015, we use secured asset lending to fund a substantial portion of purchases of tractors, trailers and selected warehouse equipment.

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

During the thirteen weeks ended April 1, 2017, our capital expenditures totaled $17.7 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the end of 2017, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of 4% to 5% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment to support our more dynamic approach to fleet management, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock.  We paid $0.28 per common share, or $8.0 million, during the year ended December 31, 2016.  On April 27, 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on May 8, 2017 and is expected to be paid on May 18, 2017.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

We continue to evaluate business development opportunities, including potential acquisitions that fit our strategic plans. There can be no assurance that we will identify any opportunities that fit our strategic plans or will be able to execute any such opportunities on terms acceptable to us.  Depending on the prospective consideration to be paid for an acquisition, any such opportunities would be financed first from available cash and cash equivalents and availability of borrowings under our credit facilities.

Revolving Credit, Promissory Notes and Term Loan Agreements

Our ABL Facility provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR or a base rate and matures on December 23, 2020. The ABL Facility, which is secured by cash, deposits and accounts receivable of our borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. At April 1, 2017, we were in compliance with all covenants under the ABL Facility, and $22.9 million was available for borrowing.

One of our wholly-owned subsidiaries, Westport Axle Corporation, has a secured credit facility (the “Westport Facility”) that allows maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR or a base rate and are secured by all of Westport’s assets. Universal becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period.  The Westport Facility includes customary affirmative and negative covenants and events of default. At April 1, 2017, we were in compliance with all covenants, and $12.4 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.11%. At April 1, 2017, we were in compliance with all covenants.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes issued in connection with the Real Estate Financing require monthly payments of principal and accrued interest until their maturity on June 30, 2026. The notes are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements included in a collateral pool specified in the security documents. The Real Estate Financing includes an additional promissory note that is secured by other real property and improvements and matures on September 5, 2026. Each of the notes bears interest at LIBOR plus 2.25%. At April 1, 2017, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts outstanding under the Margin Facility at April 1, 2017, and the maximum available borrowings were $7.1 million.

Discussion of Cash Flows

At April 1, 2017, we had cash and cash equivalents of $3.4 million compared to $1.8 million at December 31, 2016.  Net cash provided by operating activities was $25.8 million, while we used $17.5 million in investing activities and $7.1 million in financing activities.

The $25.8 million in net cash provided by operations was primarily attributed to $4.3 million of net income, which reflects non-cash depreciation and amortization, losses on equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $8.2 million, net.  Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $13.3 million.   The aggregate decrease in working capital is primarily the result of an increase in trade accounts payable outstanding at the end of the period and a decrease in prepaid income taxes.  These decreases were partially offset by an increase in trade receivables from higher revenues. Affiliate transactions decreased net cash provided by operating activities during the thirteen weeks ended April 1, 2017 by $1.7 million.  The decrease consisted of a decrease in accounts payable to affiliates of $0.6 million, while accounts receivable from affiliates increased $1.1 million.

The $17.5 million in net cash used in investing activities consisted of $17.7 million in capital expenditures, partially offset by $0.2 million in proceeds from the sale of equipment.

We also used $7.1 million in net cash in financing activities.  We had outstanding borrowings totaling $257.8 million at April 1, 2017 compared to $262.8 million at December 31, 2016.  We made $79.0 million of principal repayments and borrowed $74.0 million, including $2.7 million in new equipment notes.  We also paid cash dividends of $2.0 million.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2016. There have been no changes in our accounting policies during the thirteen weeks ended April 1, 2017.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended April 1, 2017. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2017, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended April 1, 2017 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2016.

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

10.1*	First Amendment to Credit Agreement between Westport Axle Corp. and Comerica Bank.

10.2*	Second Amendment to Credit Agreement between Westport Axle Corp. and Comerica Bank.

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)

Date: May 11, 2017	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer

Date: May 11, 2017	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer