Form 10-Q
period 2017-07-01
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2017-08-10
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 7, 2017, was 28,442,894.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,039	$1,755
Marketable securities	14,117	14,359
Accounts receivable – net of allowance for doubtful accounts of $1,997 and $1,613, respectively	154,976	144,712
Other receivables	16,872	15,438
Due from affiliates	3,114	2,513
Prepaid income taxes	10,152	11,300
Prepaid expenses and other	20,336	17,374
Total current assets	221,606	207,451
Property and equipment – net of accumulated depreciation of $194,093 and $181,297, respectively	260,776	246,277
Goodwill	74,484	74,484
Intangible assets – net of accumulated amortization of $54,395 and $50,971, respectively	33,764	37,189
Deferred income taxes	164	164
Other assets	5,685	4,892
Total assets	$596,479	$570,457
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$89,127	$65,945
Due to affiliates	9,695	4,597
Accrued expenses and other current liabilities	20,644	19,765
Insurance and claims	22,597	19,754
Current portion of long-term debt	36,702	34,455
Total current liabilities	178,765	144,516
Long-term liabilities:
Long-term debt, net of current portion	213,532	226,812
Deferred income taxes	50,064	47,819
Other long-term liabilities	2,912	3,578
Total long-term liabilities	266,508	278,209
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,930,452 and 30,917,952 shares issued; 28,442,894 and 28,430,394 shares outstanding, respectively	30,932	30,919
Paid-in capital	3,684	3,451
Treasury stock, at cost; 2,487,558 shares	(50,044)	(50,044)
Retained earnings	169,108	166,033
Accumulated other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,503 and $1,512, respectively	2,678	2,679
Interest rate swaps, net of income taxes of $49 and $62, respectively	79	99
Foreign currency translation adjustments	(5,231)	(5,405)
Total shareholders’ equity	151,206	147,732
Total liabilities and shareholders’ equity	$596,479	$570,457

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Operating revenues:
Truckload services	$76,744	$73,827	$148,234	$143,648
Brokerage services	64,714	56,498	122,703	106,236
Intermodal services	38,729	36,298	74,656	71,674
Dedicated services	24,375	24,053	49,271	46,136
Value-added services	100,637	86,137	194,777	169,513
Total operating revenues	305,199	276,813	589,641	537,207
Operating expenses:
Purchased transportation and equipment rent	142,600	132,012	273,827	253,677
Direct personnel and related benefits	81,238	65,903	156,782	130,418
Operating supplies and expenses	31,467	25,421	60,451	50,085
Commission expense	8,237	8,379	15,781	16,451
Occupancy expense	7,666	7,974	15,497	15,697
General and administrative	6,495	6,729	14,453	13,836
Insurance and claims	9,538	4,486	15,396	8,658
Depreciation and amortization	11,541	9,135	21,868	17,681
Total operating expenses	298,782	260,039	574,055	506,503
Income from operations	6,417	16,774	15,586	30,704
Interest income	24	3	38	126
Interest expense	(2,505)	(2,118)	(4,755)	(4,204)
Other non-operating income	464	112	532	250
Income before provision for income taxes	4,400	14,771	11,401	26,876
Provision for income taxes	1,661	5,724	4,344	10,352
Net income	$2,739	$9,047	$7,057	$16,524
Earnings per common share:
Basic	$0.10	$0.32	$0.25	$0.58
Diluted	$0.10	$0.32	$0.25	$0.58
Weighted average number of common shares outstanding:
Basic	28,443	28,414	28,439	28,408
Diluted	28,443	28,414	28,439	28,408
Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net Income	$2,739	$9,047	$7,057	$16,524
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments arising during the period, net of income taxes	6	555	187	565
Realized (gain) loss on available-for-sale investments reclassified into income, net of taxes	(199)	-	(188)	25
Unrealized changes in fair value of interest rate swaps, net of income taxes	(51)	(203)	(20)	(434)
Foreign currency translation adjustments	(824)	(456)	174	(697)
Total other comprehensive income (loss)	(1,068)	(104)	153	(541)
Total comprehensive income	$1,671	$8,943	$7,210	$15,983

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net income	$7,057	$16,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,868	17,681
(Gain) loss on sale of marketable equity securities	(305)	39
Loss on disposal of property and equipment	3	433
Amortization of debt issuance costs	161	153
Stock-based compensation	246	298
Provision for doubtful accounts	1,301	888
Deferred income taxes	2,019	(1,202)
Change in assets and liabilities:
Trade and other accounts receivable	(12,715)	(2,849)
Prepaid income taxes, prepaid expenses and other assets	(2,201)	(5,479)
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	25,727	19,801
Due to/from affiliates, net	4,496	1,822
Other long-term liabilities	(612)	(2,018)
Net cash provided by operating activities	47,045	46,091
Cash flows from investing activities:
Capital expenditures	(33,309)	(46,110)
Proceeds from the sale of property and equipment	362	1,987
Purchases of marketable securities	—	(10)
Proceeds from sale of marketable securities	536	71
Net cash used in investing activities	(32,411)	(44,062)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	142,816	57,393
Repayments of debt - revolving debt	(144,859)	(72,328)
Proceeds from borrowing - term debt	13,081	62,053
Repayments of debt - term debt	(22,232)	(51,650)
Payment of capital lease obligations	(55)	(1,736)
Dividends paid	(3,982)	(3,977)
Capitalized financing costs	—	(296)
Purchases of treasury stock	—	(2)
Net cash used in financing activities	(15,231)	(10,543)
Effect of exchange rate changes on cash and cash equivalents	881	(396)
Net decrease in cash	284	(8,910)
Cash and cash equivalents – beginning of period	1,755	12,930
Cash and cash equivalents – end of period	$2,039	$4,020

Supplemental cash flow information:
Cash paid for interest	$4,247	$4,018
Cash paid for income taxes	$1,330	$14,943

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. (“Universal” or the “Company”), and its wholly-owned subsidiaries, have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

Certain immaterial reclassifications have been made to the prior financial statements in order for them to conform to the July 1, 2017 presentation, including the reclassification of revenue categories to reflect Universal’s service offering.  These reclassifications had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets, or stockholders' equity as previously reported.

(2)	Marketable Securities

At July 1, 2017 and December 31, 2016, marketable securities, all of which are available-for-sale, consist of common and preferred stocks.  Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary.  Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value.  Fair values are based on quoted market prices at the reporting date.  Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
At July 1, 2017
Equity Securities	$9,937	$4,884	$(704)	$14,117

At December 31, 2016
Equity Securities	$10,168	$4,780	$(589)	$14,359

Included in equity securities at July 1, 2017 are securities with a fair value of $2.5 million with a cumulative loss position of $0.7 million, the impairment of which we consider to be temporary.  We consider several factors in our determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities.  We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

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

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At July 1, 2017
Equity securities	$830	$122	$1,715	$582	$2,545	$704

At December 31, 2016
Equity securities	$426	$41	$2,438	$548	$2,864	$589

Our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the oil and gas, banking, communications, and transportation industries.  The fair value and unrealized losses are distributed in 25 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss.  We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, as well as our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at July 1, 2017.

(3)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	July 1, 2017	December 31, 2016

Payroll related items	$9,741	$8,379
Driver escrow liabilities	3,755	7,701
Commissions, taxes and other	7,148	3,685
Total	$20,644	$19,765

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at July 1, 2017	July 1, 2017	December 31, 2016
Outstanding Debt:
ABL Facility (1)	2.73% to 4.75%	$70,500	$71,600
Westport Facility (2)
Term Loan	4.05%	28,494	34,000
Revolver	3.55%	2,057	3,000
Equipment Financing (3)	3.18% to 4.11%	103,550	104,607
Real Estate Financing (4)	3.48%	47,055	49,643
Margin Facility (5)	2.33%	—	—
Unamortized debt issuance costs		(1,422)	(1,583)
		250,234	261,267
Less current portion of long-term debt		36,702	34,455
Total long-term debt, net of current portion		$213,532	$226,812

(1) The ABL Facility provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR or a base rate, and matures on December 23, 2020. The facility, which is secured by cash, deposits and accounts receivable of the borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. At July 1, 2017, we were in compliance with all covenants under the Facility, and $28.4 million was available for borrowing.

(2) The Westport Facility provides our subsidiary, Westport Axle Corporation, with maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR or a base rate, and are secured by all of Westport’s assets. The Company becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. The Westport Facility includes customary affirmative and negative covenants and events of default. At July 1, 2017, we were in compliance with all covenants, and $13.2 million was available for borrowing.

(3) The Equipment Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance transportation equipment. The equipment notes, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.11%. At July 1, 2017, we were in compliance with all covenants.

(4) The Real Estate Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance certain purchases of real property and refinance a portion of indebtedness pursuant to a previous $40 million unsecured loan. The promissory notes require monthly payments of principal and accrued interest until their maturity on June 30, 2026. The notes are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements included in a collateral pool specified in the security documents. The Real Estate Financing includes an additional promissory note that is secured by other real property and improvements and matures on September 5, 2026. Each of the notes bears interest at LIBOR plus 2.25%. At July 1, 2017, we were in compliance with all covenants.

(5) The Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. We did not have any amounts outstanding under our line of credit at July 1, 2017 or December 31, 2016, and the maximum available borrowings under the line of credit were $6.8 million and $7.0 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

The Company is also party to three interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $27.7 million at July 1, 2017. Under two of the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became  effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  The third interest rate swap agreement (swap C) has a notional amount of $12.0 million and expires February 2018.  Under swap C, the Company receives interest at the one-month LIBOR rate, and pays a fixed rate of 0.78%.  At July 1, 2017, the fair value of the three swap agreements was an asset of $0.1 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 5 for additional information pertaining to interest rate swaps.

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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	July 1, 2017
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$17	$—	$—	$17
Marketable securities	14,117	—	—	14,117
Interest rate swaps	—	128	—	128
Total	$14,134	$128	$—	$14,262

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$4	$—	$—	$4
Marketable securities	14,359	—	—	14,359
Interest rate swaps	—	161	—	161
Total	$14,363	$161	$—	$14,524

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

For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at July 1, 2017 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$103,550	$103,229

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates

CenTra, Inc., an affiliate of the Company, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and twenty-six weeks ended July 1, 2017 and July 2, 2016 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Administrative support services	$627	$682	$1,130	$1,358
Truck fuel, tolls and maintenance	490	639	1,267	1,245
Real estate rent and related costs	4,010	4,232	8,716	8,241
Insurance and employee benefit plans	14,929	10,995	29,501	22,306
Purchased transportation and equipment rent	11	27	15	226
Total	$20,067	$16,575	$40,629	$33,376

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

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At July 1, 2017 and December 31, 2016, amounts due to affiliates were $9.7 million and $4.6 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At July 1, 2017 and December 31, 2016, there were $10.0 million and $8.7 million, respectively, included in each of these accounts for insured claims.

We made purchases of used equipment from an affiliate during the twenty-six weeks ended July 1, 2017, totaling $1.8 million, and also purchased wheels and tires from an affiliate for new trailering equipment totaling $1.8 million during the same period.  During the twenty-six weeks ended July 2, 2016, we contracted with an affiliate to provide real property improvements to us totaling $1.0 million, and also purchased wheels and tires for new trailering equipment totaling $1.4 million and an additional $0.2 million in revenue equipment components from an affiliate during the same period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of revenues generated from services provided to affiliates for the thirteen weeks and twenty-six weeks ended July 1, 2017 and July 2, 2016 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Purchased transportation and equipment rent	$224	$147	$550	$342
Total	$224	$147	$550	$342

At July 1, 2017 and December 31, 2016, amounts due from affiliates were $3.1 million and $2.5 million, respectively.

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Unrealized holding gains on available-for-sale investments arising during the period:
Gross amount	$34	$871	$294	$884
Income tax expense	(28)	(316)	(107)	(319)
Net of tax amount	$6	$555	$187	$565

Realized (gains) losses on available-for-sale investments reclassified into income:
Gross amount	$(319)	$—	$(305)	$39
Income tax benefit	120	—	117	(14)
Net of tax amount	$(199)	$—	$(188)	$25

Unrealized holding losses on interest rate swaps arising during the period:
Gross amount	$(81)	$(328)	$(32)	$(697)
Income tax benefit	30	125	12	263
Net of tax amount	$(51)	$(203)	$(20)	$(434)

Foreign currency translation adjustments	$(824)	$(456)	$174	$(697)

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Stock Based Compensation

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

On December 23, 2015, the Company granted 50,000 shares of restricted stock to certain of its employees, including 10,000 shares to our Chief Financial Officer. The restricted stock grants have a grant date fair value of $14.93 per share, based on the closing price of the Company’s stock, of which 25% vested immediately, and an additional 25% will vest in three equal increments on each December 20 in 2016, 2017 and 2018.

On December 20, 2012, the Company granted 178,137 shares of restricted stock to certain of its employees. The restricted stock grants had a grant date fair value of $16.42 per share, based on the closing price of the Company’s stock, of which 25% vested immediately and an additional 20% vested on each anniversary of the grant through December 20, 2016.

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	45,000	$17.75
Granted	10,000	$13.45
Vested	(12,500)	$19.65
Forfeited	—	$—
Balance at July 1, 2017	42,500	$16.22

In each of the twenty-six week periods ended July 1, 2017 and July 2, 2016, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million.  As of July 1, 2017, there was approximately $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.1 million during the remainder of 2017, and $0.4 million, $0.1 million, and $0.1 million in 2018, 2019, and 2020, respectively.

(9)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock.  Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.   For the thirteen weeks and twenty-six weeks ended July 1, 2017, there were 196 and 274 weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share, respectively.  In each of the thirteen weeks and twenty-six weeks ended July 2, 2016, there were zero weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share.

In each of the thirteen weeks and twenty-six weeks ended July 1, 2017, 35,000 shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. In each of the thirteen weeks and twenty-six weeks ended July 2, 2016, 68,225 shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Dividends

On April 28, 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on May 8, 2017 and paid on May 18, 2017.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments as of and for the thirteen week and twenty-six week periods ended July 1, 2017 and July 2, 2016 (in thousands):

	Thirteen weeks ended July 1, 2017
	Transportation	Logistics	Other	Total
Operating revenues	$175,032	$129,850	$317	$305,199
Eliminated inter-segment revenues	481	2,078	-	2,559
Income from operations	8,495	(2,525)	447	6,417
Total assets	270,860	294,500	31,119	596,479

	Thirteen weeks ended July 2, 2016
	Transportation	Logistics	Other	Total
Operating revenues	$169,286	$107,229	$298	$276,813
Eliminated inter-segment revenues	377	2,005	—	2,382
Income from operations	6,919	10,609	(754)	16,774
Total assets	235,308	270,077	31,608	536,993

	Twenty-six weeks ended July 1, 2017
	Transportation	Logistics	Other	Total
Operating revenues	$353,428	$235,585	$628	$589,641
Eliminated inter-segment revenues	766	3,986	-	4,752
Income from operations	14,848	1,668	(930)	15,586
Total assets	270,860	294,500	31,119	596,479

	Twenty-six weeks ended July 2, 2016
	Transportation	Logistics	Other	Total
Operating revenues	$326,832	$209,786	$589	$537,207
Eliminated inter-segment revenues	944	4,001	—	4,945
Income from operations	12,807	19,158	(1,261)	30,704
Total assets	235,308	270,077	31,608	536,993

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(12)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

The Company is a plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. in the United States District Court for the Southern District of Texas. We are seeking approximately $1.9 million in damages from a debtor relating to its unpaid freight charges. In response to our filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton. This matter was previously a contingency with no reserve accrued because an unfavorable result was not deemed probable by management. The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: One in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. The Company currently estimates the possible range of financial exposure in the matter to be between $0 and $3.8 million. The Company is awaiting entry of a final judgment and assessing its post-trial and appellate strategies. While the outcome of these claims cannot be predicted with any certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

We are involved in certain other claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. Based on the knowledge of the facts, and in certain cases, opinions of outside counsel, in the Company’s opinion the resolution of these claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows.

At July 1, 2017, approximately 28% of our employees in the United States, Canada and Colombia, and 54% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, 24% of which are subject to contracts that expire in 2017.

(13)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;  (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The standard permits the use of either the full retrospective or modified retrospective transition method. The ASU will be effective for us beginning with the reporting period ending March 31, 2018. We plan to use the modified retrospective approach for adoption, which requires us to record the cumulative effect of the transition through retained earnings as of January 1, 2018. We are in the process of reviewing and assessing our contracts with customers in accordance with the guidance in the ASU. Based on our analysis to date, we do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, and cash flows. We are still evaluating the disclosure requirements of this standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, the ASU requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet and are effective for interim and annual periods beginning after December 15, 2017. With certain exceptions, early adoption is not permitted. We are currently evaluating the effects ASU 2016-01 will have on our consolidated financial statements and related disclosures. We currently disclose approximately $4.9 million in gross unrealized holdings gains and $0.7 million in gross unrealized holdings losses in Note 2, Marketable Securities.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)	Recent Accounting Pronouncements – continued

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new standard, a goodwill impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value. To simplify our annual goodwill impairment tests, we have elected to early adopt the ASU and the provisions of this update will be effective for our goodwill impairment test performed during the third quarter of 2017. We currently cannot reasonably estimate the impact that the adoption of this ASU will have on our consolidated financial statements.

(14)	Subsequent Events

On July 27, 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on August 7, 2017 and expected to be paid on August 17, 2017.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the unaudited Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q.

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and twenty-six weeks ended July 1, 2017 and July 2, 2016, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Operating revenues:
Truckload services	25.1%	26.7%	25.1%	26.7%
Brokerage services	21.2	20.4	20.8	19.8
Intermodal services	12.7	13.1	12.7	13.3
Dedicated services	8.0	8.7	8.4	8.6
Value-added services	33.0	31.1	33.0	31.6
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and twenty-six weeks ended July 1, 2017 and July 2, 2016, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	46.7	47.7	46.4	47.2
Direct personnel and related benefits	26.6	23.8	26.6	24.3
Operating supplies and expenses	10.3	9.2	10.3	9.3
Commission expense	2.7	3.0	2.7	3.1
Occupancy expense	2.5	2.9	2.6	2.9
General and administrative	2.1	2.4	2.5	2.6
Insurance and claims	3.1	1.6	2.6	1.6
Depreciation and amortization	3.8	3.3	3.7	3.3
Total operating expenses	97.9	93.9	97.4	94.3
Income from operations	2.1	6.1	2.6	5.7
Interest and other non-operating income (expense), net	(0.7)	(0.7)	(0.7)	(0.8)
Income before provision for income taxes	1.3	5.3	1.9	5.0
Provision for income taxes	0.5	2.0	0.7	1.9
Net income	0.9%	3.3%	1.2%	3.1%

Thirteen Weeks Ended July 1, 2017 Compared to Thirteen Weeks Ended July 2, 2016

Operating revenues. Operating revenues for the thirteen weeks ended July 1, 2017 increased $28.4 million, or 10.3%, to $305.2 million from $276.8 million for the thirteen weeks ended July 2, 2016. Included in operating revenues are separately-identified fuel surcharges of $15.0 million for the thirteen weeks ended July 1, 2017 compared to $12.7 million for the thirteen weeks ended July 2, 2016.  Revenues from our transportation segment increased $5.7 million, or 3.4%, and income from operations increased $1.6 million, or 22.8%, compared to the same period last year.  In our logistics segment, revenues increased $22.6 million, or 21.1%, over the same period last year, while income from operations decreased $13.1 million compared to the same period last year.  Overall, consolidated operating revenues increased due to several factors including the ramp-up of several substantial customer vehicle programs, an increase in fuel surcharges, and an upswing in key markets including steel, metals, and energy during the thirteen weeks ended July 1, 2017.  Consolidated income from operations decreased, however, by $10.4 million to $6.4 million, compared to $16.8 million in the thirteen weeks ended July 2, 2016 primarily attributable to an $8.0 million loss in our Mexican value-added operations and extended launch costs supporting one of our major value-added operations.

Operating revenues from truckload services increased $2.9 million to $76.7 million during the thirteen weeks ended July 1, 2017, compared to $73.8 million for the same period last year. Included in truckload revenues during the thirteen weeks ended July 1, 2017 were $7.1 million in separately-identified fuel surcharges compared to $5.9 million during the same period last year.  During the quarter, Universal’s average operating revenue per load, excluding fuel surcharges, increased 8.9% primarily due to an increase in length of haul and an increase in revenue per mile. This increase was partially offset by a 3.5% decrease in the number of loads hauled. During the quarter ended July 1, 2017, Universal hauled 80,720 loads compared to 83,637 during the same period last year.

Revenues during the thirteen weeks ended July 1, 2017 from brokerage services increased $8.2 million, or 14.5%, to $64.7 million compared to $56.5 million during the same period last year. The growth is due to increases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled.  Universal’s average operating revenue per load, excluding fuel surcharges, from brokerage services increased 2.8% to $1,275 during the thirteen weeks ended July 1, 2017, up from $1,240 during the thirteen weeks ended July 2, 2016.  The number of brokerage loads hauled during the thirteen weeks ended July 1, 2017 increased 18.2% to 48,768 compared to 41,254 during the same period last year.

Intermodal services revenues increased $2.4 million to $38.7 million during the thirteen weeks ended July 1, 2017, up from $36.3 million during the same period last year.  The increase reflects a $0.6 million increase in fuel surcharges and an increase in the number of loads hauled.  Compared to the same period last year, the number of intermodal loads hauled during the thirteen weeks ended July 1, 2017 increased by 4.2%. The increase was partially offset as average operating revenue per load, excluding fuel surcharges, decreased by 0.8% when compared to the same period last year.

Operating revenues from dedicated services in the second quarter 2017 increased $0.3 million to $24.4 million compared to $24.1 million one year earlier. The increase is primarily due to a 2.6% increase average operating revenue per load, excluding fuel surcharges, which was partially offset by a 1.4% decrease in the number of loads hauled.

Value-added services revenues increased $14.5 million to $100.6 million during the thirteen weeks ended July 1, 2017 compared to $86.1 million in the same period last year.  Our continued support of major customer vehicle programs, as well as improvements in our heavy-truck operations positively impacted top-line revenues in Universal’s value-added services division.  Overall, valued-added services grew by 16.8% compared to the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended July 1, 2017 increased by $10.6 million, or 8.0%, to $142.6 million from $132.0 million for the thirteen weeks ended July 2, 2016. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  However, as a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 46.7% for the thirteen weeks ended July 1, 2017 from 47.7% for the thirteen weeks ended July 2, 2016. This is primarily attributable to a shift in the mix of our services. For the thirteen weeks ended July 1, 2017, transportation-related services decreased to 67.0% of total operating revenues compared to 68.9% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended July 1, 2017 increased by $15.3 million, or 23.2%, to $81.2 million compared to $65.9 million for the thirteen weeks ended July 2, 2016. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations.  During the thirteen weeks ended July 1, 2017, we experienced an increase in direct personnel and related benefit costs associated with our Mexican value-added operations and extended launch costs supporting one of our major value-added operations still in launch phase.  As a percentage of operating revenues, personnel and related benefits expenses increased to 26.6% for the thirteen weeks ended July 1, 2017, compared to 23.8% for the thirteen weeks ended July 2, 2016. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses.    Operating supplies and expenses increased by $6.1 million, or 24.0%, to $31.5 million for the thirteen weeks ended July 1, 2017 compared to $25.4 million for the thirteen weeks ended July 2, 2016. As a percentage of operating revenues, operating supplies and expenses increased to 10.3% for the thirteen weeks ended July 1, 2017 from 9.2% for the thirteen weeks ended July 2, 2016. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The increase in operating supplies and expenses was primarily the result of increases in travel and meals costs of $3.5 million largely associated with our Mexican value-added operations and extended launch costs supporting one of our major value-added operations still in launch phase.  Additional elements of the increases in operating supplies and expenses included increases in vehicle maintenance of $1.0 million, permit expense of $0.5 million, utilities of $0.4 million and other operating expenses of $0.7 million.

Commission expense. Commission expense for the thirteen weeks ended July 1, 2017 decreased by $0.2 million, or 2.4%, to $8.2 million from $8.4 million for the thirteen weeks ended July 2, 2016. Commission expense generally increases or decreases in proportion to our transportation-related services, except in cases where we generate a higher proportion of our revenues at company-managed terminals where no commissions are paid.  As a percentage of operating revenues, commission expense decreased to 2.7% for the thirteen weeks ended July 1, 2017, compared to 3.0% for the thirteen weeks ended July 2, 2016. During the second quarter 2017, transportation related services decreased as a percentage of total operating revenues, and a higher percentage of those revenues were generated at our company-managed operations.

Occupancy expense. Occupancy expenses decreased by $0.3million, or 3.8%, to $7.7 million for the thirteen weeks ended July 1, 2017 compared to $8.0 million for the thirteen weeks ended July 2, 2016.  Occupancy expense remained relatively stable, while we experienced a modest decrease in building rents and property taxes.

General and administrative. General and administrative expense for the thirteen weeks ended July 1, 2017 decreased by $0.2 million, or 3.0%, to $6.5 million from $6.7 million for the thirteen weeks ended July 2, 2016. As a percentage of operating revenues, general and administrative expense decreased to 2.1% for the thirteen weeks ended July 1, 2017 from 2.4% for the thirteen weeks ended July 2, 2016.  The decrease in general and administrative expense was primarily due to a $0.4 million decrease in professional service fees, which was partially offset by an increase in other general and administrative expenses of $0.1 million.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended July 1, 2017 increased by $5.0 million to $9.5 million from $4.5 million for the thirteen weeks ended July 2, 2016.  As a percentage of operating revenues, insurance and claims increased to 3.1% for the thirteen weeks ended July 1, 2017 compared to 1.6% for the thirteen weeks ended July 2, 2016. The absolute increase was primarily due to increased scrap and service related claims at one of our value-added operations.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended July 1, 2017 increased by $2.4 million, or 26.4%, to $11.5 million from $9.1 million for the thirteen weeks ended July 2, 2016. The increase was primarily due to higher levels of capital expenditures in recent years, which was partially offset by reductions in amortization expense as certain intangible assets become fully amortized.

Interest expense, net. Net interest expense was $2.5 million for the thirteen weeks ended July 1, 2017 compared to $2.1 million for the thirteen weeks ended July 2, 2016.  The increase of net interest expense reflects an increase in outstanding borrowings and in interest rates on our variable rate debt.  As of July 1, 2017, our outstanding borrowings were $251.7 million compared to $230.4 million at July 2, 2016.

Other non-operating income.  Other non-operating income was $0.5 million for the thirteen weeks ended July 1, 2017 compared to $0.1 for the thirteen weeks ended July 2, 2016. Included in other non-operating income during the thirteen weeks ended July 1, 2017 were $0.3 million of gains on the sale of marketable securities compared to a small loss during the same period last year.

Provision for income taxes. Provision for income taxes for the thirteen weeks ended July 1, 2017 was $1.7 million compared to $5.7 million for the thirteen weeks ended July 2, 2016, based on an effective tax rate of 37.8% and 38.8%, respectively.

Twenty-six Weeks Ended July 1, 2017 Compared to Twenty-six Weeks Ended July 2, 2016

Operating revenues. Operating revenues for the twenty-six weeks ended July 1, 2017 increased $52.4 million, or 9.8%, to $589.6 million from $537.2 million for the twenty-six weeks ended July 2, 2016. Included in operating revenues are separately-identified fuel surcharges of $29.5 million for the twenty-six weeks ended July 1, 2017 compared to $24.5 million for the twenty-six weeks ended July 2, 2016.  Revenues from our transportation segment increased $26.6 million, or 8.1%, and income from operations increased $2.0 million, or 15.9%, compared to the same period last year.  In our logistics segment, revenues increased $25.8 million, or 12.3%, over the same period last year, while income from operations decreased $17.5 million compared to the same period last year.  Overall, consolidated operating revenues increased due to several factors including the ramp-up of several substantial customer vehicle programs, an increase in fuel surcharges, and an upswing in key markets including steel, metals, and energy during the twenty-six weeks ended July 1, 2017.  Consolidated income from operations decreased, however, by $15.1 million to $15.6 million, compared to

$30.7 million in the twenty-six weeks ended July 2, 2016 primarily attributable to lower operating margins, extended launch costs at one of our major value-added operations, and losses in our Mexican value-added operations.

Operating revenues from truckload services increased $4.6 million to $148.2 million during the twenty-six weeks ended July 1, 2017, compared to $143.6 million for the same period last year. Included in truckload revenues during the twenty-six weeks ended July 1, 2017 were $13.8 million in separately-identified fuel surcharges compared to $11.1 million during the same period last year.  Universal’s average operating revenue per load, excluding fuel surcharges, increased 5.3% primarily due to an increase in length of haul and an increase in revenue per mile. This increase was partially offset by a 1.5% decrease in the number of loads hauled. During the quarter ended July 1, 2017, Universal hauled 160,255 loads compared to 162,675 during the same period last year.

Revenues during the twenty-six weeks ended July 1, 2017 from brokerage services increased $16.5 million, or 15.5%, to $122.7 million compared to $106.2 million during the same period last year. The growth is due to increases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled.  Universal’s average operating revenue per load, excluding fuel surcharges, from brokerage services increased 5.0% to $1,270 during the twenty-six weeks ended July 1, 2017, up from $1,210 during the twenty-six weeks ended July 2, 2016.  The number of brokerage loads hauled during the twenty-six weeks ended July 1, 2017 increased 14.6% to 91,126 compared to 79,490 during the same period last year.

Intermodal services revenues increased $3.0 million to $74.7 million during the twenty-six weeks ended July 1, 2017, up from $71.7 million during the same period last year.  The increase reflects a $0.8 million increase in fuel surcharges and an increase in the number of loads hauled.  Compared to the same period last year, the number of intermodal loads hauled during the twenty-six weeks ended July 1, 2017 increased by 3.3%. The increase was partially offset as average operating revenue per load, excluding fuel surcharges, decreased by 1.0% when compared to the same period last year.

Operating revenues from dedicated services during the twenty-six weeks ended July 1, 2017 increased $3.2 million, or 6.9%, to $49.3 million compared to $46.1 million during the same period last year. The increase is primarily due to an increase in the number of loads hauled.  During the twenty-six weeks ended July 1, 2017, Universal moved 104,306 dedicated services loads, compared to 97,644 during the same period last year.  Also included in dedicated services revenues during the twenty-six weeks ended July 1, 2017 were $6.8 million in separately-identified fuel surcharges compared to $5.5 million during the same period last year.

Value-added services revenues increased $25.3 million to $194.8 million during the twenty-six weeks ended July 1, 2017 compared to $169.5 million in the same period last year.  Our continued support of major customer vehicle programs, as well as improvements in our heavy-truck operations positively impacted top-line revenues in Universal’s value-added services division. The year-over-year increase in value-added services revenues was 14.9%.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the twenty-six weeks ended July 1, 2017 increased by $20.1 million, or 7.9%, to $273.8 million from $253.7 million for the twenty-six weeks ended July 2, 2016. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  However, as a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 46.4% for the twenty-six weeks ended July 1, 2017 from 47.2% for the twenty-six weeks ended July 2, 2016. This is primarily attributable to a shift in the mix of our services. For the twenty-six weeks ended July 1, 2017, transportation-related services decreased to 67.0% of total operating revenues compared to 68.4% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the twenty-six weeks ended July 1, 2017 increased by $26.4 million, or 20.2%, to $156.8 million compared to $130.4 million for the twenty-six weeks ended July 2, 2016. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations.  During the twenty-six weeks ended July 1, 2017, we experienced an increase in direct personnel and related benefit costs associated with our Mexican value-added operations and extended launch costs supporting one of our major value-added operations still in launch phase. As a percentage of operating revenues, personnel and related benefits expenses increased to 26.6% for the twenty-six weeks ended July 1, 2017, compared to 24.3% for the twenty-six weeks ended July 2, 2016. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses.    Operating supplies and expenses increased by $10.4 million, or 20.2%, to $60.5 million for the twenty-six weeks ended July 1, 2017 compared to $50.1 million for the twenty-six weeks ended July 2, 2016. As a percentage of operating revenues, operating supplies and expenses increased to 10.3% for the twenty-six weeks ended July 1, 2017 from 9.3% for the twenty-six weeks ended July 2, 2016. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The increase in operating supplies and expenses was primarily the result of increases in travel and meals costs of $4.9 million largely associated with our Mexican value-added operations and extended launch costs supporting one of our major value-added operations still in launch phase.  Additional elements of the increases in operating supplies and expenses included increases in vehicle maintenance of $2.0 million, utilities of $0.9 million, fuel expense on company equipment of $0.7 million, permit expense of $0.7 million and other operating expenses of $1.2 million.

Commission expense. Commission expense for the twenty-six weeks ended July 1, 2017 decreased by $0.7 million, or 4.2%, to $15.8 million from $16.5 million for the twenty-six weeks ended July 2, 2016. Commission expense generally increases or decreases in proportion to our transportation-related services, except in cases where we generate a higher proportion of our revenues at company-managed terminals where no commissions are paid.  As a percentage of operating revenues, commission expense decreased to 2.7% for the twenty-six weeks ended July 1, 2017, compared to 3.1% for the twenty-six weeks ended July 2, 2016. During the first half of 2017, transportation related services decreased as a percentage of total operating revenues, and a higher percentage of those revenues were generated at our company-managed operations.

Occupancy expense. Occupancy expenses decreased by $0.2million, or 1.3%, to $15.5 million for the twenty-six weeks ended July 1, 2017 compared to $15.7 million for the twenty-six weeks ended July 2, 2016.  Occupancy expense remained relatively stable, while we experienced a modest decrease in building rents and property taxes.

General and administrative. General and administrative expense for the twenty-six weeks ended July 1, 2017 increased by $0.7 million, or 5.1%, to $14.5 million from $13.8 million for the twenty-six weeks ended July 2, 2016. As a percentage of operating revenues, general and administrative expense decreased to 2.5% for the twenty-six weeks ended July 1, 2017 from 2.6% for the twenty-six weeks ended July 2, 2016.  The increase in general and administrative expense was primarily due to an increase in salaries, wages and benefit costs, which is the largest component of general and administrative expense.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended July 1, 2017 increased by $6.7 million to $15.4 million from $8.7 million for the twenty-six weeks ended July 2, 2016.  As a percentage of operating revenues, insurance and claims increased to 2.6% for the twenty-six weeks ended July 1, 2017 compared to 1.6% for the twenty-six weeks ended July 2, 2016. The increase was primarily due to increases in scrap and service claims expense at one of our value-added operations.

Depreciation and amortization. Depreciation and amortization expense for the twenty-six weeks ended July 1, 2017 increased by $4.2 million, or 23.7%, to $21.9 million from $17.7 million for the twenty-six weeks ended July 2, 2016. The increase was primarily due to higher levels of capital expenditures in recent years, which was partially offset by reductions in amortization expense as certain intangible assets become fully amortized.

Interest expense, net. Net interest expense was $4.7 million for the twenty-six weeks ended July 1, 2017 compared to $4.1 million for the twenty-six weeks ended July 2, 2016.  The increase of net interest expense reflects an increase in outstanding borrowings and in interest rates on our variable rate debt.  As of July 1, 2017, our outstanding borrowings were $251.7 million compared to $230.4 million at July 2, 2016.

Other non-operating income.  Other non-operating income was $0.5 million for the twenty-six weeks ended July 1, 2017, which compares to $0.3 million for the twenty-six weeks ended July 2, 2016.  Included in other non-operating income during the twenty-six weeks ended July 1, 2017 were $0.3 million of gains on the sale of marketable securities compared to a small loss during the same period last year.

Provision for income taxes. Provision for income taxes for the twenty-six weeks ended July 1, 2017 was $4.3 million compared to $10.4 million for the twenty-six weeks ended July 2, 2016, based on an effective tax rate of 38.1% and 38.5%, respectively.

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

During the twenty-six weeks ended July 1, 2017, our capital expenditures totaled $33.3 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the end of 2017, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of 3% to 4% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment to support our more dynamic approach to fleet management, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock.  We paid $0.28 per common share, or $8.0 million, during the year ended December 31, 2016.  On July 27, 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on August 7, 2017 and is expected to be paid on August 17, 2017.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

We expect that our cash flow from operations, working capital and available borrowings will be sufficient to meet our capital commitments, to fund our operational needs for at least the next twelve months, and to fund mandatory debt repayments. Based on the availability of borrowings under our credit facilities, borrowings against our marketable security portfolio and other financing sources, and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our ABL Facility provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR or a base rate and matures on December 23, 2020. The ABL Facility, which is secured by cash, deposits and accounts receivable of our borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. At July 1, 2017, we were in compliance with all covenants under the ABL Facility, and $28.4 million was available for borrowing.

One of our wholly-owned subsidiaries, Westport Axle Corporation, has a secured credit facility (the “Westport Facility”) that allows maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR or a base rate and are secured by all of Westport’s assets. Universal becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period.  The Westport Facility includes customary affirmative and negative covenants and events of default. At July 1, 2017, we were in compliance with all covenants, and $13.2 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.11%. At July 1, 2017, we were in compliance with all covenants.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes issued in connection with the Real Estate Financing require monthly payments of principal and accrued interest until their maturity on June 30, 2026. The notes are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements included in a collateral pool specified in the security documents. The Real Estate Financing includes an additional promissory note that is secured by other real property and improvements and matures on September 5, 2026. Each of the notes bears interest at LIBOR plus 2.25%. At July 1, 2017, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts outstanding under the Margin Facility at July 1, 2017, and the maximum available borrowings were $6.8 million.

Discussion of Cash Flows

At July 1, 2017, we had cash and cash equivalents of $2.0 million compared to $1.8 million at December 31, 2016.  Net cash provided by operating activities was $47.0 million, while we used $32.4 million in investing activities and $15.2 million in financing activities.

The $47.0 million in net cash provided by operations was primarily attributed to $7.1 million of net income, which reflects non-cash depreciation and amortization, gains on equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $25.3 million, net.  Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $14.7 million.   The aggregate decrease in working capital is primarily the result of an increase in trade accounts payable outstanding at the end of the period.  These decreases were partially offset by increases in trade receivables attributable to higher revenues and in prepaid expenses and other assets. Affiliate transactions increased net cash provided by operating activities during the twenty-six weeks ended July 1, 2017 by $4.5 million.  The increase consisted of an increase in accounts payable to affiliates of $5.1 million, while accounts receivable from affiliates increased $0.6 million.

The $32.4 million in net cash used in investing activities consisted of $33.3 million in capital expenditures, partially offset by $0.4 million in proceeds from equipment sales and $0.5 million in proceeds from sales of marketable securities.

We also used $15.2 million in net cash in financing activities.  We had outstanding borrowings totaling $251.7 million at July 1, 2017 compared to $262.8 million at December 31, 2016.  We made $167.1 million of principal repayments and borrowed $155.9 million, including $13.1 million in new equipment notes.  We also paid cash dividends of $4.0 million.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2016. There have been no changes in our accounting policies during the thirteen weeks ended July 1, 2017.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended July 1, 2017. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2017, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended July 1, 2017 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is a plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. in the United States District Court for the Southern District of Texas. We are seeking approximately $1.9 million in damages from a debtor relating to its unpaid freight charges. In response to our filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton. This matter was previously a contingency with no reserve accrued because an unfavorable result was not deemed probable by management. The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: One in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. In its contingency disclosure in Note 12 to the Financial Statements, the Company currently estimates the possible range of financial exposure in the matter to be between $0 and $3.8 million. The Company is awaiting entry of a final judgment and assessing its post-trial and appellate strategies. While the outcome of these claims cannot be predicted with any certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

The Company is involved in certain other claims and litigation incidental to the ordinary course of our business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, we believe all such litigation is adequately covered by insurance or otherwise reserved for and that adverse results in one or more of those cases would not have a materially adverse effect on our financial condition, operating results or cash flows.

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

10.1	First Amendment to Credit Agreement between Westport Axle Corp. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2017).

10.2	Second Amendment to Credit Agreement between Westport Axle Corp. and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2017).

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)

Date: August 10, 2017	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer

Date: August 10, 2017	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer