Form 10-Q
period 2017-09-30
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2017-11-09
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November 3, 2017, was 28,391,197.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,897	$1,755
Marketable securities	14,648	14,359
Accounts receivable – net of allowance for doubtful accounts of $1,960 and $1,613, respectively	170,182	144,712
Other receivables	14,543	15,438
Due from affiliates	2,664	2,513
Prepaid income taxes	5,679	11,300
Prepaid expenses and other	17,519	17,374
Total current assets	228,132	207,451
Property and equipment – net of accumulated depreciation of $200,615 and $181,294, respectively	263,441	246,277
Goodwill	74,484	74,484
Intangible assets – net of accumulated amortization of $55,637 and $50,971, respectively	32,522	37,189
Deferred income taxes	164	164
Other assets	5,112	4,892
Total assets	$603,855	$570,457
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$100,793	$65,945
Due to affiliates	6,601	4,597
Accrued expenses and other current liabilities	24,808	19,765
Insurance and claims	35,478	19,754
Current portion of long-term debt	39,186	34,455
Total current liabilities	206,866	144,516
Long-term liabilities:
Long-term debt, net of current portion	204,354	226,812
Deferred income taxes	43,308	47,819
Other long-term liabilities	3,019	3,578
Total long-term liabilities	250,681	278,209
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,930,452 and 30,917,952 shares issued; 28,416,777 and 28,430,394 shares outstanding, respectively	30,932	30,919
Paid-in capital	3,684	3,451
Treasury stock, at cost; 2,513,675 and 2,487,558 shares, respectively	(50,561)	(50,044)
Retained earnings	163,812	166,033
Accumulated other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,584 and $1,512, respectively	2,825	2,679
Interest rate swaps, net of income taxes of $43 and $62, respectively	133	99
Foreign currency translation adjustments	(4,517)	(5,405)
Total shareholders’ equity	146,308	147,732
Total liabilities and shareholders’ equity	$603,855	$570,457

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Operating revenues:
Truckload services	$82,812	$72,127	$231,046	$215,775
Brokerage services	73,285	58,003	195,988	164,239
Intermodal services	39,057	36,366	113,713	108,040
Dedicated services	22,135	25,200	71,406	71,336
Value-added services	95,712	79,797	290,489	249,310
Total operating revenues	313,001	271,493	902,642	808,700
Operating expenses:
Purchased transportation and equipment rent	153,277	131,832	427,104	385,509
Direct personnel and related benefits	77,570	66,091	234,352	196,509
Operating supplies and expenses	28,306	25,725	88,757	75,810
Commission expense	8,503	8,217	24,284	24,668
Occupancy expense	7,504	8,075	23,001	23,772
General and administrative	8,968	7,501	23,421	21,337
Insurance and claims	20,562	4,949	35,958	13,607
Depreciation and amortization	11,795	9,076	33,663	26,757
Total operating expenses	316,485	261,466	890,540	767,969
(Loss) income from operations	(3,484)	10,027	12,102	40,731
Interest income	29	15	67	141
Interest expense	(2,537)	(2,093)	(7,292)	(6,297)
Other non-operating income	721	170	1,253	420
(Loss) income before provision for income taxes	(5,271)	8,119	6,130	34,995
Provision for income taxes	(1,966)	3,122	2,378	13,474
Net (loss) income	$(3,305)	$4,997	$3,752	$21,521
Earnings per common share:
Basic	$(0.12)	$0.18	$0.13	$0.76
Diluted	$(0.12)	$0.18	$0.13	$0.76
Weighted average number of common shares outstanding:
Basic	28,441	28,413	28,440	28,410
Diluted	28,444	28,413	28,440	28,410
Dividends declared per common share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net Income	$(3,305)	$4,997	$3,752	$21,521
Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale investments arising during the period, net of income taxes	534	(147)	717	467
Realized (gain) on available-for-sale investments reclassified into income, net of taxes	(387)	(29)	(571)	(53)
Unrealized changes in fair value of interest rate swaps, net of income taxes	55	45	34	(389)
Foreign currency translation adjustments	713	(293)	888	(990)
Total other comprehensive income (loss)	915	(424)	1,068	(965)
Total comprehensive (loss) income	$(2,390)	$4,573	$4,820	$20,556

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net income	$3,752	$21,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,663	26,757
Gain on sale of marketable equity securities	(923)	(53)
Gain on disposal of property and equipment	(198)	(353)
Amortization of debt issuance costs	241	227
Stock-based compensation	246	298
Provision for doubtful accounts	1,683	1,369
Deferred income taxes	(4,771)	(251)
Change in assets and liabilities:
Trade and other accounts receivable	(25,242)	(6,558)
Prepaid income taxes, prepaid expenses and other assets	5,833	(5,962)
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	54,779	23,608
Due to/from affiliates, net	1,848	2,251
Other long-term liabilities	(482)	(1,912)
Net cash provided by operating activities	70,429	60,942
Cash flows from investing activities:
Capital expenditures	(46,677)	(78,651)
Proceeds from the sale of property and equipment	714	2,225
Purchases of marketable securities	(401)	(13)
Proceeds from sale of marketable securities	1,261	358
Net cash used in investing activities	(45,103)	(76,081)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	223,723	140,494
Repayments of debt - revolving debt	(232,973)	(150,129)
Proceeds from borrowing - term debt	24,734	85,313
Repayments of debt - term debt	(33,452)	(63,657)
Payment of capital lease obligations	(77)	(1,758)
Dividends paid	(5,973)	(5,965)
Capitalized financing costs	—	(396)
Purchases of treasury stock	(517)	(26)
Net cash (used in) provided by financing activities	(24,535)	3,876
Effect of exchange rate changes on cash and cash equivalents	351	(123)
Net increase (decrease) in cash	1,142	(11,386)
Cash and cash equivalents – beginning of period	1,755	12,930
Cash and cash equivalents – end of period	$2,897	$1,544

Supplemental cash flow information:
Cash paid for interest	$6,758	$5,724
Cash paid for income taxes	$1,628	$18,398

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

Certain immaterial reclassifications have been made to the prior financial statements in order for them to conform to the September 30, 2017 presentation, including the reclassification of revenue categories to reflect Universal’s service offering.  These reclassifications had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets, or stockholders' equity as previously reported.

(2)	Marketable Securities

At September 30, 2017 and December 31, 2016, marketable securities, all of which are available-for-sale, consist of common and preferred stocks.  Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary.  Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value.  Fair values are based on quoted market prices at the reporting date.  Interest and dividends on available-for-sale securities are included in other non-operating income (expense).

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)	Fair Value
At September 30, 2017
Equity Securities	$10,231	$4,991	$(574)	$14,648

At December 31, 2016
Equity Securities	$10,168	$4,780	$(589)	$14,359

Included in equity securities at September 30, 2017 are securities with a fair value of $2.4 million with a cumulative loss position of $0.6 million, the impairment of which we consider to be temporary.  We consider several factors in our determination as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities.  We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

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

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2017
Equity securities	$988	$75	$1,428	$499	$2,416	$574

At December 31, 2016
Equity securities	$426	$41	$2,438	$548	$2,864	$589

Our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the oil and gas, banking, communications, tobacco, and transportation industries.  The fair value and unrealized losses are distributed in 21 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss.  We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, as well as our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at September 30, 2017.

(3)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	September 30, 2017	December 31, 2016

Payroll related items	$9,718	$8,379
Driver escrow liabilities	3,728	7,601
Commissions, taxes and other	11,362	3,785
Total	$24,808	$19,765

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at September 30, 2017	September 30, 2017	December 31, 2016
Outstanding Debt:
ABL Facility (1)	2.99% to 5.00%	$65,350	$71,600
Westport Facility (2)
Term Loan	4.24%	26,994	34,000
Revolver	3.74%	—	3,000
Equipment Financing (3)	3.18% to 4.11%	106,777	104,607
Real Estate Financing (4)	3.48%	45,761	49,643
Margin Facility (5)	2.34%	—	—
Unamortized debt issuance costs		(1,342)	(1,583)
		243,540	261,267
Less current portion of long-term debt		39,186	34,455
Total long-term debt, net of current portion		$204,354	$226,812

(1) The ABL Facility provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR or a base rate, and matures on December 23, 2020. The facility, which is secured by cash, deposits and accounts receivable of the borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. At September 30, 2017, we were in compliance with all covenants under the Facility, and $40.5 million was available for borrowing.

(2) The Westport Facility provides our subsidiary, Westport Axle Corporation, with maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR or a base rate, and are secured by all of Westport’s assets. The Company becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. The Westport Facility includes customary affirmative and negative covenants and events of default. At September 30, 2017, we were in compliance with all covenants, and $13.7 million was available for borrowing.

(3) The Equipment Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance transportation equipment. The equipment notes, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.11%. At September 30, 2017, we were in compliance with all covenants.

(4) The Real Estate Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance certain purchases of real property and refinance a portion of indebtedness pursuant to a previous $40 million unsecured loan. The promissory notes require monthly payments of principal and accrued interest until their maturity on June 30, 2026. The notes are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements included in a collateral pool specified in the security documents. The Real Estate Financing includes an additional promissory note that is secured by other real property and improvements and matures on September 5, 2026. Each of the notes bears interest at LIBOR plus 2.25%. At September 30, 2017, we were in compliance with all covenants.

(5) The Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. We did not have any amounts outstanding under our line of credit at September 30, 2017 or December 31, 2016, and the maximum available borrowings under the line of credit were $7.0 million and $7.0 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Debt - continued

The Company is also party to three interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $27.7 million at September 30, 2017. Under two of the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became  effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  The third interest rate swap agreement (swap C) has a notional amount of $12.0 million and expires February 2018.  Under swap C, the Company receives interest at the one-month LIBOR rate, and pays a fixed rate of 0.78%.  At September 30, 2017, the fair value of the three swap agreements was an asset of $0.2 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 5 for additional information pertaining to interest rate swaps.

(5)	Fair Value Measurements and Disclosures

FASB Accounting Standards Codification, or ASC, Topic 820, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date and expanded disclosures with respect to fair value measurements.

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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$8	$—	$—	$8
Marketable securities	14,648	—	—	14,648
Interest rate swaps	—	177	—	177
Total	$14,656	$177	$—	$14,833

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$4	$—	$—	$4
Marketable securities	14,359	—	—	14,359
Interest rate swaps	—	161	—	161
Total	$14,363	$161	$—	$14,524

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

Our revolving credit and term loan agreements and our real estate promissory notes consist of variable rate borrowings.  We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy.  The carrying values of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at September 30, 2017 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$106,777	$106,671

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates

CenTra, Inc., an affiliate of the Company, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and thirty-nine weeks ended September 30, 2017 and October 1, 2016 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Administrative support services	$572	$548	$1,702	$1,906
Truck fuel, tolls and maintenance	645	619	1,912	1,864
Real estate rent and related costs	4,230	4,218	12,947	12,458
Insurance and employee benefit plans	14,010	12,496	43,511	34,802
Purchased transportation and equipment rent	20	4	35	230
Total	$19,477	$17,885	$60,107	$51,260

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

A significant number of our operating locations are located in facilities leased from affiliates.  At 35 facilities, occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly.  Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility.  However, we are not limited to such arrangements.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders.  Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At September 30, 2017 and December 31, 2016, amounts due to affiliates were $6.6 million and $4.6 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At September 30, 2017 and December 31, 2016, there were $7.5 million and $8.7 million, respectively, included in each of these accounts for insured claims.

We made purchases of used equipment from an affiliate during the thirty-nine weeks ended September 30, 2017, totaling $1.8 million, and also purchased wheels and tires from an affiliate for new trailering equipment totaling $1.8 million during the same period.  During the thirty-nine weeks ended October 1, 2016, we contracted with an affiliate to provide real property improvements to us totaling $1.0 million, and also purchased wheels and tires for new trailering equipment totaling $1.4 million and an additional $0.2 million in revenue equipment components from an affiliate during the same period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of revenues generated from services provided to affiliates for the thirteen weeks and thirty-nine weeks ended September 30, 2017 and October 1, 2016 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Purchased transportation and equipment rent	$187	$284	$737	$626
Total	$187	$284	$737	$626

At September 30, 2017 and December 31, 2016, amounts due from affiliates were $2.7 million and $2.5 million, respectively.

(7)	Comprehensive Income

Comprehensive income includes the following (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Unrealized holding gain (loss) on available-for-sale investments arising during the period:
Gross amount	$846	$(224)	$1,140	$739
Income tax (expense) benefit	(312)	77	(423)	(272)
Net of tax amount	$534	$(147)	$717	$467

Realized (gains) on available-for-sale investments reclassified into income:
Gross amount	$(618)	$(52)	$(923)	$(91)
Income tax expense	231	23	352	38
Net of tax amount	$(387)	$(29)	$(571)	$(53)

Unrealized holding loss (gain) on interest rate swaps arising during the period:
Gross amount	$50	$73	$16	$(627)
Income tax benefit (expense)	5	(28)	18	238
Net of tax amount	$55	$45	$34	$(389)

Foreign currency translation adjustments	$713	$(293)	$888	$(990)

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Stock Based Compensation

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

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	45,000	$17.75
Granted	10,000	$13.45
Vested	(12,500)	$19.65
Forfeited	—	$—
Balance at September 30, 2017	42,500	$16.22

In each of the thirty-nine week periods ended September 30, 2017 and October 1, 2016, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million.  As of September 30, 2017, there was approximately $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.1 million during the remainder of 2017, and $0.4 million, $0.1 million, and $0.1 million in 2018, 2019, and 2020, respectively.

(9)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock.  Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.   For the thirteen weeks and thirty-nine weeks ended September 30, 2017, there were 2,841 and 610 weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share, respectively.  In each of the thirteen weeks and thirty-nine weeks ended October 1, 2016, there were zero weighted average non-vested shares of restricted stock included in the denominator for the calculation of diluted earnings per share.

In the thirteen weeks and thirty-nine weeks ended September 30, 2017, 35,000 and 7,500 shares of non-vested restricted stock, respectively, were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. In each of the thirteen weeks and thirty-nine weeks ended October 1, 2016, 68,225 shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Dividends

On July 27, 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on August 7, 2017 and paid on August 17, 2017.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments as of and for the thirteen week and thirty-nine week periods ended September 30, 2017 and October 1, 2016 (in thousands):

	Thirteen weeks ended September 30, 2017
	Transportation	Logistics	Other	Total
Operating revenues	$199,013	$113,667	$321	$313,001
Eliminated inter-segment revenues	(259)	(2,139)	-	(2,398)
Income (loss) from operations	(7,641)	4,692	(535)	(3,484)
Total assets	288,917	287,649	27,289	603,855

	Thirteen weeks ended October 1, 2016
	Transportation	Logistics	Other	Total
Operating revenues	$169,655	$101,110	$728	$271,493
Eliminated inter-segment revenues	(527)	(1,966)	—	(2,493)
Income from operations	4,577	5,360	90	10,027
Total assets	241,540	295,583	21,108	558,231

	Thirty-nine weeks ended September 30, 2017
	Transportation	Logistics	Other	Total
Operating revenues	$552,442	$349,252	$948	$902,642
Eliminated inter-segment revenues	(1,025)	(6,124)	-	(7,149)
Income (loss) from operations	7,208	6,359	(1,465)	12,102
Total assets	288,917	287,649	27,289	603,855

	Thirty-nine weeks ended October 1, 2016
	Transportation	Logistics	Other	Total
Operating revenues	$496,488	$310,896	$1,316	$808,700
Eliminated inter-segment revenues	(1,471)	(5,967)	—	(7,438)
Income (loss) from operations	17,384	24,517	(1,170)	40,731
Total assets	241,540	295,583	21,108	558,231

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(12)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

On October 16, 2017, a jury in state court in Cook County, Illinois rendered a verdict of $54.2 million against Universal Am-Can, Ltd. (“UACL”) in the matter of Denton v. UACL, et al. The litigation relates to a vehicular accident that occurred on February 8, 2011 on I-65 in Rensselaer, Indiana. The accident involved a tractor-trailer being driven by an independent owner-operator of UACL. The driver was braking on the expressway in order to avoid another vehicle being driven the wrong way on the interstate. The truck attempted to avoid the oncoming vehicle and the plaintiff’s vehicle and, in so doing, struck the plaintiff’s vehicle. As a result of the accident, the plaintiff sustained non-life threatening injuries. In connection with the verdict, the jury determined that UACL was responsible for the liability associated with the accident, with UACL and the other co-defendants being jointly responsible for 40% of the compensatory damages. The verdict included $19.2 million in compensatory damages and $35.0 million in punitive damages against UACL. The insurance coverage available for reimbursement of UACL’s damages underlying the verdict is limited to $1.0 million. We intend to file motions in the trial court seeking judgment in UACL’s favor on certain claims that are the subject of the verdict, and for a new trial on others. We believe the facts and the law do not support the jury’s findings of liability against UACL, and we intend to appeal the verdict to the extent the circuit court does not set it aside as a result of these motions. The Company currently estimates the possible range of financial exposure in the matter, net of insurance coverage, to be between $18.2 and $53.2 million.  Based on the Company’s best estimate of the liability at this time, the Company has recorded additional insurance and claims expense of $15.6 million increasing the total accrual for this matter to $18.2 million.  While it is not feasible to predict with any certainty the outcome of this litigation, its ultimate resolution could be material to our cash flows and results of operations.

The Company is a plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. in the United States District Court for the Southern District of Texas. We are seeking approximately $1.9 million in damages from a debtor relating to its unpaid freight charges. In response to our filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: One in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. The Company currently estimates the possible range of financial exposure in the matter to be between $0 and $3.8 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $1.8 million.  The Company is awaiting entry of a final judgment and assessing its post-trial and appellate strategies. While the outcome of these claims cannot be predicted with any certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

At September 30, 2017, approximately 27% of our employees in the United States, Canada and Colombia, and 87% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, none of which are subject to contracts that expire in 2017.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)	Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers. ASU 2014-09, along with amendments in 2015 and 2016, is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;  (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The standard permits the use of either the full retrospective or modified retrospective transition method. Additionally, the new standard requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition.  The standard, as amended, will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  We plan to use the modified retrospective approach for adoption, which requires us to record the cumulative effect of the transition through retained earnings as of January 1, 2018. We have gathered most of our customer contract data and are currently evaluating the potential impact of the new standard.  We are also in the process of completing our applicable accounting policy memorandums.  Based on our preliminary analysis to date, we do not expect there will be a significant impact on our consolidated financial statements.  We are also assessing the impact of the standard on disclosures in the consolidated financial statement footnotes and expect to complete the implementation of the new standard in 2017.

 In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, the ASU requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet and are effective for interim and annual periods beginning after December 15, 2017. With certain exceptions, early adoption is not permitted. We are currently evaluating the effects ASU 2016-01 will have on our consolidated financial statements and related disclosures. We currently disclose approximately $5.0 million in gross unrealized holdings gains and $0.6 million in gross unrealized holdings losses in Note 2, Marketable Securities.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new standard, a goodwill impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value. To simplify our annual goodwill impairment tests, we elected to early adopt the ASU and the provisions of this update for our goodwill impairment test performed during the third quarter of 2017. The result of this adoption did not have an impact on our consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)	Subsequent Events

On October 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on November 6, 2017 and expected to be paid on November 16, 2017.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and thirty-nine weeks ended September 30, 2017 and October 1, 2016, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Operating revenues:
Truckload services	26.5%	26.6%	25.6%	26.7%
Brokerage services	23.4	21.4	21.7	20.3
Intermodal services	12.5	13.4	12.6	13.4
Dedicated services	7.1	9.3	7.9	8.8
Value-added services	30.6	29.4	32.2	30.8
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and thirty-nine weeks ended September 30, 2017 and October 1, 2016, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	49.0	48.6	47.3	47.7
Direct personnel and related benefits	24.8	24.3	26.0	24.3
Operating supplies and expenses	9.0	9.5	9.8	9.4
Commission expense	2.7	3.0	2.7	3.1
Occupancy expense	2.4	3.0	2.5	2.9
General and administrative	2.9	2.8	2.6	2.6
Insurance and claims	6.6	1.8	4.0	1.7
Depreciation and amortization	3.8	3.3	3.7	3.3
Total operating expenses	101.1	96.3	98.7	95.0
(Loss) income from operations	(1.1)	3.7	1.3	5.0
Interest and other non-operating income (expense), net	(0.6)	(0.7)	(0.7)	(0.7)
(Loss) income before provision for income taxes	(1.7)	3.0	0.7	4.3
Provision for income taxes	(0.6)	1.2	0.3	1.6
Net (loss) income	-1.1%	1.8%	0.4%	2.7%

Thirteen Weeks Ended September 30, 2017 Compared to Thirteen Weeks Ended October 1, 2016

Operating revenues. Operating revenues for the thirteen weeks ended September 30, 2017 increased $41.5 million, or 15.3%, to $313.0 million from $271.5 million during the same period last year. Included in operating revenues are separately-identified fuel surcharges of $14.3 million for the thirteen weeks ended September 30, 2017 compared to $13.3 million for the thirteen weeks ended October 1, 2016.  Revenues from our transportation segment increased $29.4 million, or 17.3%, while income from operations decreased $12.2 million.  The decrease in income was primarily attributable to $17.4 million of accruals made for on-going legal matters.  See Item 1: Note 12 to the Unaudited Consolidated Financial Statements for further information on legal matters. In our logistics segment, revenues increased $12.6 million, or 12.4%, over the same period last year, while income from operations decreased $0.7 million.  Operating income in our logistics segment was negatively impacted by lower operating margins and extended launch costs at key value-added operations. Overall, consolidated operating revenues increased due to several factors including significant operations in support of passenger vehicle and heavy-truck programs, a strong pricing environment across our transportation services and an increase in fuel surcharges.  Consolidated income from operations decreased, however, by $13.5 million to a loss of $3.5 million for the thirteen weeks ended September 30, 2017 compared to $10.0 million of operating income during the same period last year.  Included in the operating loss during the period were $17.4 million of litigation accruals, which were associated with our transportation segment.

Operating revenues from truckload services increased $10.7 million to $82.8 million during the thirteen weeks ended September 30, 2017, compared to $72.1 million for the same period last year. Included in truckload revenues during the thirteen weeks ended September 30, 2017 were $7.1 million in separately-identified fuel surcharges compared to $6.0 million during the same period last year.  During the quarter, Universal’s average operating revenue per load, excluding fuel surcharges, increased 10.9% to $898, primarily due to an increase in revenue per mile. These increase were partially offset by a 1.6% decrease in the number of loads hauled. During the quarter ended September 30, 2017, Universal hauled 78,965 loads compared to 80,224 during the same period last year.

Revenues during the thirteen weeks ended September 30, 2017 from brokerage services increased $15.3 million, or 26.4%, to $73.3 million compared to $58.0 million during the same period last year. The growth is due to increases in the average operating revenue per load and in the number of loads hauled.  Universal’s average operating revenue per load from brokerage services increased 10.7% to $1,392 during the thirteen weeks ended September 30, 2017, up from $1,257 during the thirteen weeks ended October 1, 2016.  The number of brokerage loads hauled during the thirteen weeks ended September 30, 2017 increased 14.4% to 48,870 compared to 42,717 during the same period last year.

Intermodal services revenues increased $2.7 million to $39.1 million during the thirteen weeks ended September 30, 2017, up from $36.4 million during the same period last year.  The increase reflects a $0.5 million increase in fuel surcharges and an increase in the number of loads hauled.  Compared to the same period last year, the number of intermodal loads hauled during the thirteen weeks ended September 30, 2017 increased by 2.7%. The increase was partially offset as average operating revenue per load, excluding fuel surcharges, decreased by 3.7% when compared to the same period last year.

Operating revenues from dedicated services in the third quarter 2017 declined $3.1 million to $22.1 million compared to $25.2 million one year earlier. The decrease is primarily due to a 19.6% decrease the number of loads hauled and a decrease in fuel surcharges.  Included in dedicated revenues in the quarter ended September 30, 2017 were $2.9 million in separately-identified fuel surcharges compared to $3.2 million during the same period last year. These decreases were partially offset by a 6.7% increase in average operating revenue per load, excluding fuel surcharges.

Value-added services revenues increased $15.9 million to $95.7 million during the thirteen weeks ended September 30, 2017 compared to $79.8 million in the same period last year.  Our continued support of major customer vehicle programs, as well as improvements in our heavy-truck operations positively impacted top-line revenues in Universal’s value-added services division.  Overall, valued-added services grew by 19.9% compared to the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended September 30, 2017 increased by $21.5 million, or 16.3%, to $153.3 million from $131.8 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 49.0% for the thirteen weeks ended September 30, 2017 from 48.6% one year earlier. The increase is primarily attributable to a shift in the mix of our transportation services. For the thirteen weeks ended September 30, 2017, brokerage services, which have a higher cost of transportation, comprised 23.4% of total operating revenues compared to 21.4% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended September 30, 2017 increased by $11.5 million, or 17.4%, to $77.6 million compared to $66.1 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations.  As a percentage of operating revenues, personnel and related benefits expenses increased to 24.8% for the thirteen weeks ended September 30, 2017, compared to 24.3% for the thirteen weeks ended October 1, 2016. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses.    Operating supplies and expenses increased by $2.6 million, or 10.1%, to $28.3 million for the thirteen weeks ended September 30, 2017 compared to $25.7 million for the thirteen weeks ended October 1, 2016. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The increase in operating supplies and expenses was primarily the result of increases in material costs in our operations supporting heavy-truck programs.  Partially offsetting the increase were decreases in permit expense of $1.1 million and fuel expense on company equipment of $0.2 million. As a percentage of operating revenues, operating supplies and expenses was 9.0% for the thirteen weeks ended September 30, 2017 compared to 9.5% for the thirteen weeks ended October 1, 2016.

Commission expense. Commission expense for the thirteen weeks ended September 30, 2017 increased by $0.3 million, or 3.7%, to $8.5 million from $8.2 million for the thirteen weeks ended October 1, 2016. Commission expense generally increases or decreases in proportion to our transportation-related services, except in cases where we generate a higher proportion of our revenues at company-managed terminals where no commissions are paid.  As a percentage of operating revenues, commission expense decreased to 2.7% for the thirteen weeks ended September 30, 2017, compared to 3.0% one year earlier. During the third quarter 2017, transportation related services decreased as a percentage of total operating revenues and a higher proportion of transportation revenues were generated at company-managed terminals.

Occupancy expense. Occupancy expenses decreased by $0.6 million, or 7.4%, to $7.5 million for the thirteen weeks ended September 30, 2017.  This compares to $8.1 million for the thirteen weeks ended October 1, 2016.  Occupancy expense remained relatively stable, while we experienced a modest decrease in building rents and property taxes.

General and administrative. General and administrative expense for the thirteen weeks ended September 30, 2017 increased by $1.5 million, or 20.0%, to $9.0 million from $7.5 million during the same period last year. As a percentage of operating revenues, general and administrative expense was 2.9% for the thirteen weeks ended September 30, 2017 compared to 2.8% for the thirteen weeks ended October 1, 2016.  Included in the increase was $1.8 million of charges for litigation related matters.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended September 30, 2017 increased by $15.7 million, and included $15.6 million of charges for legal matters.  See Item 1: Note 12 to the Unaudited Consolidated Financial Statements for further information on legal matters. Insurance and claims expense for the thirteen weeks ended September 30, 2017 was $20.6 million compared to $4.9 million during the same period last year.  As a percentage of operating revenues, insurance and claims increased to 6.6% for the thirteen weeks ended September 30, 2017 compared to 1.8% for the thirteen weeks ended October 1, 2016.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended September 30, 2017 increased by $2.7 million, or 29.7%, to $11.8 million from $9.1 million for the thirteen weeks ended October 1, 2016. The increase was primarily due to elevated levels of capital expenditures in recent years.  The increase in depreciation expense was partially offset by reductions in amortization expense as certain intangible assets become fully amortized.

Interest expense, net. Net interest expense was $2.5 million for the thirteen weeks ended September 30, 2017 compared to $2.1 million for the thirteen weeks ended October 1, 2016.  The increase of net interest expense reflects an increase in interest rates on our variable rate debt.  As of September 30, 2017, our outstanding borrowings totaled $244.9 million compared to $250.6 million at the same time last year.

Other non-operating income.  Other non-operating income was $0.7 million for the thirteen weeks ended September 30, 2017 compared to $0.2 million for the thirteen weeks ended October 1, 2016. Included in other non-operating income during the thirteen weeks ended September 30, 2017 were $0.6 million of gains on the sale of marketable securities compared to $0.1 million during the same period last year.

Provision for income taxes. The net loss during the thirteen weeks ended September 30, 2017 generated a $2.0 million tax benefit, compared to income tax expense of $3.1 million for the thirteen weeks ended October 1, 2016, based on an effective tax rate of 37.3% and 38.5%, respectively.

Thirty-nine Weeks Ended September 30, 2017 Compared to Thirty-nine Weeks Ended October 1, 2016

Operating revenues. Operating revenues for the thirty-nine weeks ended September 30, 2017 increased $93.9 million, or 11.6%, to $902.6 million from $808.7 million during the same period last year. Included in operating revenues are separately-identified fuel surcharges of $43.8 million for the thirty-nine weeks ended September 30, 2017 compared to $37.8 million for the thirty-nine weeks ended October 1, 2016.  Revenues from our transportation segment increased $56.0 million, or 11.3%; however, income from operations decreased $10.2 million compared to the same period last year.  The decrease was primarily attributable to $17.4 million of accruals made for on-going legal matters.  See Item 1: Note 12 to the Unaudited Consolidated Financial Statements for further information on legal matters. In our logistics segment, revenues increased $38.4 million, or 12.3%, over the same period last year, while income from operations decreased $18.2 million.  Operating income in our logistics segment was negatively impacted by certain large underperforming operations, including where we ultimately exited a value-added program in Mexico.  Overall, consolidated operating revenues increased due to several factors including the ramp-up of key customer vehicle programs, an increase in fuel surcharges, a strong transportation pricing environment, and improvements in key markets.  Consolidated income from operations decreased, however, by $28.6 million to $12.1 million, compared to $40.7 million in the thirty-nine weeks ended October 1, 2016.  The decrease is primarily attributable to lower operating margins, extended launch costs at key value-added operations, operating losses in our Mexican value-added operations, and $17.4 million of accruals associated with on-going litigation in our transportation business.

Operating revenues from truckload services increased $15.2 million to $231.0 million during the thirty-nine weeks ended September 30, 2017, compared to $215.8 million for the same period last year. Included in truckload revenues were $20.8 million in separately-identified fuel surcharges during the thirty-nine weeks ended September 30, 2017 compared to $17.2 million during the same period last year.  Universal’s average operating revenue per load, excluding fuel surcharges, increased 7.1% due to increases in length of haul and in revenue per mile. This increase was partially offset by a 1.5% decrease in the number of loads hauled. During the quarter ended September 30, 2017, Universal hauled 239,220 loads compared to 242,899 during the same period last year.

Revenues during the thirty-nine weeks ended September 30, 2017 from brokerage services increased $31.8 million, or 19.4%, to $196.0 million compared to $164.2 million during the same period last year. The growth is due to increases in the average operating revenue per load and in the number of loads hauled.  Universal’s average operating revenue per load from brokerage services increased 7.2% to $1,315 during the thirty-nine weeks ended September 30, 2017, up from $1,227 during the thirty-nine weeks ended October 1, 2016.  The number of brokerage loads hauled during the thirty-nine weeks ended September 30, 2017 increased 14.6% to 139,996 compared to 122,207 during the same period last year.

Intermodal services revenues increased $5.7 million to $113.7 million during the thirty-nine weeks ended September 30, 2017, up from $108.0 million during the same period last year.  The increase reflects a $1.3 million increase in fuel surcharges and an increase in the number of loads hauled.  Compared to the same period last year, the number of intermodal loads hauled during the thirty-nine weeks ended September 30, 2017 increased by 3.1% to 258,847 loads compared to 251,082 during the same period last year.

Operating revenues from dedicated services during the thirty-nine weeks ended September 30, 2017 were relatively flat at $71.4 million compared to $71.3 million during the same period last year. Included in dedicated service revenues during the thirty-nine weeks ended September 30, 2017 were $9.7 million in separately-identified fuel surcharges compared to $8.7 million during the same period last year.  Excluding fuel surcharges, average operating revenue per load increased 1.7% primarily due to a longer length of haul; however, the number of loads hauled declined 2.7% during the same period.

Value-added services revenues increased $41.2 million to $290.5 million during the thirty-nine weeks ended September 30, 2017 compared to $249.3 million in the same period last year.  Our continued support of major customer vehicle programs, as well as improvements in our heavy-truck operations positively impacted top-line revenues in Universal’s value-added services division. The year-over-year increase in value-added services revenues was 16.5%.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirty-nine weeks ended September 30, 2017 increased by $41.6 million, or 10.8%, to $427.1 million from $385.5 million for the thirty-nine weeks ended October 1, 2016. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  However, as a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 47.3% for the thirty-nine weeks ended September 30, 2017 from 47.7% during the same period last year. The decrease is primarily attributable to a shift in our service mix. For the thirty-nine weeks ended September 30, 2017, transportation-related services accounted for 67.8% of total operating revenues compared to 69.2% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirty-nine weeks ended September 30, 2017 increased by $37.9 million, or 19.3%, to $234.4 million compared to $196.5 million for the thirty-nine weeks ended October 1, 2016. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations.  During the thirty-nine weeks ended September 30, 2017, we experienced an increase in direct personnel and related benefit costs associated with our Mexican value-added operations and extended launch costs supporting key value-added operations during an extended launch phase. As a percentage of operating revenues, personnel and related benefits expenses increased to 26.0% for the thirty-nine weeks ended September 30, 2017, compared to 24.3% during the same period last year. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses.    Operating supplies and expenses increased by $13.0 million, or 17.2%, to $88.8 million for the thirty-nine weeks ended September 30, 2017 compared to $75.8 million for the thirty-nine weeks ended October 1, 2016. As a percentage of operating revenues, operating supplies and expenses increased to 9.8% for the thirty-nine weeks ended September 30, 2017 from 9.4% for the thirty-nine weeks ended October 1, 2016. These expenses include items such as fuel, maintenance, cost of materials, insurance, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The increase in operating supplies and expenses was primarily the result of increases in travel and meals costs of $5.0 million largely associated with our Mexican value-added operations, as well as extended launch costs.  Included in the increase is also a $1.6 million increase in material costs in operations supporting heavy-truck.  Additional elements of the increase are increases in vehicle maintenance of $2.0 million, utilities of $0.9 million, fuel expense on company equipment of $0.5 million and permit expense of $0.4 million.

Commission expense. Commission expense for the thirty-nine weeks ended September 30, 2017 decreased by $0.4 million, or 1.6%, to $24.3 million from $24.7 million for the thirty-nine weeks ended October 1, 2016. Commission expense generally increases or decreases in proportion to our transportation-related services, except in cases where we generate a higher proportion of our revenues at company-managed terminals where no commissions are paid.  As a percentage of operating revenues, commission expense decreased to 2.7% for the thirty-nine weeks ended September 30, 2017, compared to 3.1% during the same period last year. For the thirty-nine weeks ended September 30, 2017, transportation-related services decreased as a percentage of total operating revenues, and a higher percentage of those revenues were generated by company-managed operations.

Occupancy expense. Occupancy expenses decreased by $0.8million, or 3.4%, to $23.0 million for the thirty-nine weeks ended September 30, 2017 compared to $23.8 million for the thirty-nine weeks ended October 1, 2016.  Occupancy expense remained relatively stable, while we experienced a modest decrease in building rents and property taxes.

General and administrative. General and administrative expense for the thirty-nine weeks ended September 30, 2017 increased by $2.1 million, or 9.9%, to $23.4 million.  This compares to $21.3 million for the thirty-nine weeks ended October 1, 2016. Salaries, wages and benefit costs, which is the largest component of general and administrative expense, increased $0.7 million and there was an additional $1.8 million increase for litigation related charges.  As a percentage of operating revenues, general and administrative expense remained at 2.6% in each the thirty-nine weeks ended September 30, 2017 October 1, 2016.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended September 30, 2017 increased by $22.4 million to $36.0 million from $13.6 million for the thirty-nine weeks ended October 1, 2016.  Included in the increase was a $15.6 million accrual for on-going legal matters as well as a $6.2 million increase in cargo, scrap and service claims expense primarily related to our value-added operations. See Item 1: Note 12 to the Unaudited Consolidated Financial Statements for further information on legal matters. As a percentage of operating revenues, insurance and claims increased to 4.0% for the thirty-nine weeks ended September 30, 2017 compared to 1.7% for the thirty-nine weeks ended October 1, 2016.

Depreciation and amortization. Depreciation and amortization expense for the thirty-nine weeks ended September 30, 2017 increased by $6.9 million, or 25.7%, to $33.7 million from $26.8 million for the thirty-nine weeks ended October 1, 2016. The increase was primarily due to higher levels of capital expenditures in recent years, which was partially offset by reductions in amortization expense as certain intangible assets become fully amortized.

Interest expense, net. Net interest expense was $7.2 million for the thirty-nine weeks ended September 30, 2017 compared to $6.2 million for the thirty-nine weeks ended October 1, 2016.  The increase of net interest expense reflects an increase in interest rates on our variable rate debt.  As of September 30, 2017, our outstanding borrowings were $244.9 million compared to $250.6 million at October 1, 2016.

Other non-operating income.  Other non-operating income was $1.3 million for the thirty-nine weeks ended September 30, 2017, which compares to $0.4 million for the thirty-nine weeks ended October 1, 2016.  Included in other non-operating income during the thirty-nine weeks ended September 30, 2017 were $0.9 million of gains on the sale of marketable securities compared to $0.1 million during the same period last year.

Provision for income taxes. Provision for income taxes for the thirty-nine weeks ended September 30, 2017 was $2.4 million compared to $13.5 million for the thirty-nine weeks ended October 1, 2016, based on an effective tax rate of 38.8% and 38.5%, respectively.

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

During the thirty-nine weeks ended September 30, 2017, our capital expenditures totaled $46.7 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the end of 2017, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of 3% to 4% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment to support our more dynamic approach to fleet management, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy which anticipates a total annual dividend of $0.28 per share of common stock, payable in quarterly increments of $0.07 per share of common stock.  We paid $0.28 per common share, or $8.0 million, during the year ended December 31, 2016.  On October 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on November 6, 2017 and is expected to be paid on November 16, 2017.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our ABL Facility provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR or a base rate and matures on December 23, 2020. The ABL Facility, which is secured by cash, deposits and accounts receivable of our borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. At September 30, 2017, we were in compliance with all covenants under the ABL Facility, and $40.5 million was available for borrowing.

One of our wholly-owned subsidiaries, Westport Axle Corporation, has a secured credit facility (the “Westport Facility”) that allows maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR or a base rate and are secured by all of Westport’s assets. Universal becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period.  The Westport Facility includes customary affirmative and negative covenants and events of default. At September 30, 2017, we were in compliance with all covenants, and $13.7 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.11%. At September 30, 2017, we were in compliance with all covenants.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes issued in connection with the Real Estate Financing require monthly payments of principal and accrued interest until their maturity on June 30, 2026. The notes are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements included in a collateral pool specified in the security documents. The Real Estate Financing includes an additional promissory note that is secured by other real property and improvements and matures on September 5, 2026. Each of the notes bears interest at LIBOR plus 2.25%. At September 30, 2017, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts outstanding under the Margin Facility at September 30, 2017, and the maximum available borrowings were $7.0 million.

Discussion of Cash Flows

At September 30, 2017, we had cash and cash equivalents of $2.9 million compared to $1.8 million at December 31, 2016.  Net cash provided by operating activities was $70.4 million, while we used $45.1 million in investing activities and $24.5 million in financing activities.

The $70.4 million in net cash provided by operations was primarily attributed to $3.8 million of net income, which reflects non-cash depreciation and amortization, gains on equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $29.9 million, net.  Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $36.7 million.   The aggregate decrease in working capital is primarily the result of an increase in trade accounts payable outstanding at the end of the period, increases in accruals made for on-going litigation, and decreases in prepaid expenses and other assets.  The decrease was partially offset by an increase in trade receivables attributable to higher revenues. Affiliate transactions increased net cash provided by operating activities during the thirty-nine weeks ended September 30, 2017 by $1.8 million.  The increase consisted of an increase in accounts payable to affiliates of $2.0 million, while accounts receivable from affiliates increased $0.2 million.

The $45.1 million in net cash used in investing activities consisted of $46.7 million in capital expenditures, partially offset by $0.7 million in proceeds from equipment sales and $1.3 million in proceeds from sales of marketable securities.  Purchases of marketable securities totaling $0.4 million during the period.

We also used $24.5 million in net cash in financing activities.  We had outstanding borrowings totaling $244.9 million at September 30, 2017 compared to $262.8 million at December 31, 2016, a net decrease of $17.9 million.  We made $266.4 million of principal repayments and borrowed $248.5 million, including $24.7 million in new equipment notes.  During the period we also paid cash dividends of $6.0 million and made $0.6 million of common stock repurchases.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2016. There have been no changes in our accounting policies during the thirteen weeks ended September 30, 2017.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended September 30, 2017. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 30, 2017 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On October 16, 2017, a jury in state court in Cook County, Illinois rendered a verdict of $54.2 million against Universal Am-Can, Ltd. (“UACL”) in the matter of Denton v. UACL, et al. The litigation relates to a vehicular accident that occurred on February 8, 2011 on I-65 in Rensselaer, Indiana. The accident involved a tractor-trailer being driven by an independent owner-operator of UACL. The driver was braking on the expressway in order to avoid another vehicle being driven the wrong way on the interstate. The truck attempted to avoid the oncoming vehicle and the plaintiff’s vehicle and, in so doing, struck the plaintiff’s vehicle. As a result of the accident, the plaintiff sustained non-life threatening injuries. In connection with the verdict, the jury determined that UACL was responsible for the liability associated with the accident, with UACL and the other co-defendants being jointly responsible for 40% of the compensatory damages. The verdict included $19.2 million in compensatory damages and $35.0 million in punitive damages against UACL. The insurance coverage available for reimbursement of UACL’s damages underlying the verdict is limited to $1.0 million. The Company currently estimates the possible range of financial exposure in the matter, net of insurance coverage, to be between $18.2 and $53.2 million.  We intend to file motions in the trial court seeking judgment in UACL’s favor on certain claims that are the subject of the verdict, and for a new trial on others. We believe the facts and the law do not support the jury’s findings of liability against UACL, and we intend to appeal the verdict to the extent the circuit court does not set it aside as a result of these motions. Based on the Company’s best estimate of the liability at this time, the Company has recorded additional insurance and claims expense of $15.6 million increasing the total accrual for this matter to $18.2 million.  While it is not feasible to predict with any certainty the outcome of this litigation, its ultimate resolution could be material to our cash flows and results of operations.

The Company is a plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. in the United States District Court for the Southern District of Texas. We are seeking approximately $1.9 million in damages from a debtor relating to its unpaid freight charges. In response to our filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: One in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. The Company currently estimates the possible range of financial exposure in the matter to be between $0 and $3.8 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $1.8 million.  The Company is awaiting entry of a final judgment and assessing its post-trial and appellate strategies. While the outcome of these claims cannot be predicted with any certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its common stock during the period from July 2, 2017 to September 30, 2017, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
July 2, 2017 - July 29, 2017	-	$-	-	800,000
July 30, 2017 - Aug. 26, 2017	-	-	-	800,000
Aug. 27, 2017 - Sept. 30, 2017	26,117	19.79	23,267	776,733
Total	26,117	$19.79	23,267	776,733

On June 30, 2014, the Company announced that it had been authorized to purchase up to 800,000 shares of its common stock from time to time in the open market. As of September 30, 2017, the Company may purchase 776,733 shares of its common stock under this authorization. No specific expiration date has been assigned to the authorization.

Included in the table above is also 2,850 shares of common stock acquired on August 28, 2017 by the Company from an employee for $44,175 upon exercising its right of first refusal pursuant to a restricted stock bonus award agreement.

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: November 9, 2017	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer

Date: November 9, 2017	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer