Form 10-K
period 2017-12-31
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2018-03-16
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of July 1, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2017, as reported by The Nasdaq Stock Market, was approximately $124.0 million (assuming, but not admitting for any purpose, that all (a) directors and executive officers of the registrant are affiliates, and (b) the number of shares held by such directors and executive officers does not include shares that such persons could have acquired within 60 days of July 1, 2017).

The number of shares of common stock, no par value, outstanding as of March 5, 2018, was 28,382,392.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

UNIVERSAL LOGISTICS HOLDINGS, INC.

2017 ANNUAL REPORT ON FORM 10-K

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

Company Background

We are a leading asset-light provider of customized transportation and logistics solutions throughout the United States, and in Mexico, Canada and Colombia. We offer our customers a broad array of services across their entire supply chain, including truckload, brokerage, intermodal, dedicated, and value-added services.

We provide a comprehensive suite of transportation and logistics solutions that allow our customers to reduce costs and manage their global supply chains more efficiently. We market and deliver our services in several ways:

•	Through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors;

•	Through a network of agents who solicit freight business directly from shippers; and

•	Through company-managed facilities and full service freight forwarding and customs house brokerage offices.

At December 31, 2017, we had an agent network totaling approximately 323 agents, and we operated 44 company-managed terminal locations and serviced 50 value-added programs locations throughout the United States and in Mexico, Canada and Colombia.

We were incorporated in Michigan on December 11, 2001. We have been a publicly held company since February 11, 2005, the date of our initial public offering.

Our principal executive offices are located at 12755 E. Nine Mile Road, Warren, Michigan 48089.

Segment Financial Information

We report our financial results in two reportable segments, transportation and logistics, based on the nature of the underlying customer commitment and the types of investment required to support these undertakings.  This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria.

Operations aggregated in our transportation segment are associated with individual freight shipments coordinated by our agents, company-managed terminals and specialized services operations.  In contrast, operations aggregated in our logistics segment deliver value-added or transportation services to specific customers on a dedicated basis, generally pursuant to contract terms of one year or longer.  Other non-reportable operating segments consist of the Company’s subsidiaries that provide support services to other subsidiaries and to owner-operators, including shop maintenance and equipment leasing.

For more information on our segment reporting, see Part II, Item 8: Note 16 to the Consolidated Financial Statements.

Operations

We broadly group our revenues into the following service categories: truckload, brokerage, intermodal, dedicated and value-added services.

Truckload. Our truckload services include dry van, flatbed, heavy-haul and refrigerated operations. Truckload services represented approximately $302.9 million, or 24.9%, of our operating revenues in 2017. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries. Our transportation services are provided through a network of owner-operators and employee drivers.

Brokerage.  To complement our available capacity, we provide customers freight brokerage services by utilizing third-party transportation providers to move freight.  Brokerage services also include full service domestic and international freight forwarding, and customs brokerage.  In 2017, brokerage services represented approximately $278.2 million, or 22.9%, of our operating revenues.  At December 31, 2017, we had a network of 42,358 active carriers.

Intermodal. Intermodal operations include rail-truck, steamship-truck and support services. Intermodal support services represented $153.7 million, or 12.6%, of our operating revenues in 2017. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer and drayage services.

Dedicated.  Our dedicated services are primarily provided in support of automotive and retail customers using specialized van equipment.  Dedicated services also include our final mile and ground expedited services.  In 2017, dedicated services represented approximately $93.5 million, or 7.7%, of our operating revenues. Our dedicated services are primarily short run or round-trip moves within a defined geographic area provided through a network of union and non-union employee drivers, owner-operators, and contract drivers.

Value-Added. Our value-added services, which are typically dedicated to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management. Value-added services represented approximately $388.3 million, or 31.9%, of our operating revenues in 2017. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains.

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

Target further penetration of key customers in the North American automotive industry. The automotive industry is one of the largest users of global outsourced logistics services, providing us growth opportunities with both existing and new customers. Of our customers generating revenues greater than $100,000 per year, this sector comprised approximately 40% of operating revenues in 2017. We intend to capitalize on anticipated continued growth in outsourcing of higher value logistics services in the automotive sector such as sub-assembly and sequencing, which link directly into production lines and require specialized capabilities, technological expertise and strict quality controls.

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

Our customers may choose not to outsource their logistics operations and, rather, to retain or restore such activities as their own internal operations. In our largest vertical market, the automotive industry, we compete more frequently with a relatively small number of privately-owned firms or with subsidiaries of large public companies. These vendors have the scope and capabilities to provide the breadth of services required by the large and complex supply chains of automotive original equipment manufacturers (OEMs).

We also encounter competition from regional and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and internet-based freight exchanges.

Significant bid activity continued from shippers in 2017, which resulted in pricing pressure throughout the year. We believe that our industry continues to be hindered by an insufficient quantity of qualified drivers which creates significant competition for this declining pool of qualified and safe drivers.

Pricing is expected to be more favorable during periods of rapid economic expansion or insufficient industry-wide trucking capacity. In December 2017, federal regulations mandated the use of electronic logging devices (ELDs) across our industry. These devices have arguably reduced effective industry capacity to date by more strictly enforcing a driver’s hours of service and, as a result, miles that can be driven each day. We are using ELDs in our entire fleet and have adapted our network and customer base to the utilization constraints. A substantial portion of industry capacity, however, has not implemented ELDs; as a result, we expect industry capacity to continue to tighten for the foreseeable future and favorably impact pricing.

Customers

Revenue is generated from customers throughout the United States, and in Mexico, Canada and Colombia. Our customers are largely concentrated in the automotive, steel, oil and gas, alternative energy and manufacturing industries.

A significant percentage of our revenues is derived from the domestic auto industry. Of our customers generating revenues greater than $100,000 per year, aggregate sales in the automotive industry totaled 40%, 43% and 37% of revenues during the fiscal years ended December 31, 2017, 2016 and 2015, respectively. During 2017, 2016 and 2015, General Motors accounted for approximately 16%, 18% and 11% of our total operating revenues, respectively.  Sales to our top 10 customers, including General Motors, totaled 40% in 2017.  A significant percentage of our revenue also results from our providing capacity to other transportation companies that aggregate loads from a variety of shippers in these and other industries.

Independent Contractor Network

We utilize a network of agents and owner-operators located throughout the United States and in Ontario, Canada. These agents and owner-operators are independent contractors.

A significant percentage of the interaction with our shippers in our transportation segment is provided by our agents. Our agents solicited and controlled over 40% of the freight we hauled in 2017, with the balance of the freight being generated by company-managed terminals, full service freight forwarding and customs house brokerage offices. Our top 100 agents in 2017 generated approximately 23% of our annual operating revenues. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is acutely aware of the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

Revenue Equipment

The following table represents our equipment used to provide transportation services as of December 31, 2017:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	935	2,849	3,784
Yard Tractors	198	-	198
Trailers	4,024	1,741	5,765
Chassis	1,027	-	1,027
Containers	806	-	806

Employees and Contractors

As of December 31, 2017, we had 8,231 employees. During the year ended December 31, 2017, we also engaged, on average, the full-time equivalency of 1,731 individuals on a contract basis. As of December 31, 2017, approximately 19% of our employees in the United States, Canada and Colombia and 95% of our employees in Mexico were members of unions and subject to collective bargaining agreements. We believe our relationship with our employees is good.

Risk Management and Insurance

Our customers and federal regulations generally require that we provide insurance for auto liability and general liability claims up to $1.0 million per occurrence. Accordingly, in the United States, we purchase such insurance from a licensed casualty insurance carrier, which is a related party, providing a minimum $1.0 million of coverage for individual auto liability and general liability claims. We are self-insured for auto and general liability claims above $1.0 million unless riders are sought to satisfy individual customer or vendor contract requirements. In Mexico, our operations and investment in equipment are insured through an internationally recognized, third-party insurance underwriter.

We typically self-insure for the risk of motor cargo liability claims and material handling claims. Accordingly, we establish financial reserves for anticipated losses and expenses related to motor cargo liability and material handling claims, and we periodically evaluate and adjust those reserves to reflect our experience.  Any such adjustments could have a materially adverse effect on our operations and financial results.

To reduce our exposure to claims incurred while a vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo, we require our owner-operators to maintain non-trucking use liability coverage (which the industry refers to as deadhead bobtail coverage) of $2.0 million per occurrence.

In brokerage arrangements, our exposure to liability associated with accidents incurred by other third-party carriers who haul freight on our behalf is reduced by various factors, including the extent to which the third party providers maintain their own insurance coverage.

Technology

We use multifaceted software tools and hardware platforms that support seamless integration with the IT networks of our customers and vendors through electronic data exchange systems. These tools enhance our relationships and ability to effectively communicate with customers and vendors. Our tools and platforms provide real-time, web-based visibility into the supply chain of our customers.

In our logistics segment, we customize our proprietary Warehouse Management System (WMS) to meet the needs of individual customers. Our WMS allows us to send our customers an advance shipping notice through a simple, web-based interface that can be used by a variety of vendors. It also enables us to clearly identify and communicate to the customer any vendor-related problems that may cause delays in production. We also use cross-dock and container-return-management applications that automate the cycle of material receipt and empty container return.

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

Government Regulation

Our operations are regulated and licensed by various U.S. federal and state agencies, as well as comparable agencies in Mexico, Canada, and Colombia. Interstate motor carrier operations are subject to the broad regulatory powers, to include safety and insurance requirements, prescribed by the Federal Motor Carrier Safety Administration (FMCSA), which is an agency of the U.S. Department of Transportation (DOT). Matters such as weight and equipment dimensions also are subject to United States federal and state regulation. We operate in the United States under operating authority granted by the DOT. We are also subject to regulations relating to testing and specifications of transportation equipment and product handling requirements. In addition, our drivers and owner-operators must have a commercial driver’s license and comply with safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing.

Our international operations, which include not only facilities in Mexico, Canada and Colombia but also transportation shipments managed by our specialized service operations, are impacted by a wide variety of U.S. government regulations and applicable international treaties. These include regulations of the U.S. Department of State, U.S. Department of Commerce, and the U.S. Department of Treasury. Regulations also cover specific commodities, destinations and end-users. Part of our specialized services operations is engaged in the arrangement of imported and exported freight. As such, we are subject to the regulations of the U.S. Customs and Border Protection, which include significant notice and registration requirements. In various Canadian provinces, we operate transportation services under authority granted by the Ministries of Transportation and Communications.

Transportation-related regulations are greatly affected by U.S. national security legislation and related regulations. We believe we are in substantial compliance with applicable material regulations and that the costs of regulatory compliance are an ordinary operating cost of our business that we may not be able to recoup from rates charged to customers.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with cleanup of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for fiscal year 2018. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Seasonality

Generally, demand for our value-added services delivered to existing customers increases during the second calendar quarter of each year as a result of the automotive industry’s spring selling season. Conversely, such demand generally decreases during the third quarter of each year due to the impact of scheduled OEM customer plant shutdowns in July for vacations and changeovers in production lines for new model years.

Our value-added services business is also impacted in the fourth quarter by plant shutdowns during the December holiday period. Prolonged adverse weather conditions, particularly in winter months, can also adversely impact margins due to productivity declines and related challenges meeting customer service requirements.

Our transportation services business is generally impacted by decreased activity during the post-holiday winter season and, in certain states, during hurricane season. At these times, some shippers reduce their shipments, and inclement weather impedes trucking operations or underlying customer demand.

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

A significant portion of our larger customers are concentrated in the North American automotive industry. For customers generating annual revenues over $100,000, 40% of our revenues were derived from customers in the North American automotive industry during 2017. Our business and growth largely depend on continued demand for its services from customers in this industry.  Any future downturns in North American automobile production, which also impacts our steel and metals customers, could similarly affect our revenues in future periods.

Our business derives a large portion of revenue from a few major customers, and the loss of any one or more of them as customers, or a reduction in their operations, could have a material adverse effect on our business.

A large portion of our revenue is generated from a limited number of major customers concentrated in the automotive, steel and metals, and energy industries. Our top 10 customers accounted for approximately 40% of our operating revenues during 2017. Our contracts with customers generally contain cancellation clauses, and there can be no assurance that these customers will continue to utilize our services or that they will continue at the same levels. Further, there can be no assurance that these customers will not be affected by a future downturn in demand, which would result in a reduction in their operations and corresponding need for our services. Moreover, our customers may individually lose market share, apart from general economic trends. If our major customers lose U.S. market share, they may have less need for services. A reduction in or termination of services by one or more of our major customers could have a material adverse effect on our business and results of operations.

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

A substantial number of our employees and of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Each of our unionized facilities has a separate agreement with the union that represents the workers at only that facility. Labor disputes involving either us or our customers could affect our operations. If the UAW and our automotive customers and their suppliers are unable to negotiate new contracts and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability. As of December 31, 2017, approximately 19% of our employees in the United States, Canada and Colombia, and 95% of our employees in Mexico were members of unions and subject to collective bargaining agreements.

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

We face litigation risks that could have a material adverse effect on the operation of our business.

We face litigation risks regarding a variety of issues, including without limitation, accidents involving our trucks and employees, alleged violations of federal and state labor and employment laws, securities laws, environmental liability and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts. This trend could adversely affect our ability to obtain suitable insurance coverage or could significantly increase our cost for obtaining such coverage, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The new law requires complex computations not previously required by U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the new law and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in future periods. Accordingly, while we have provided a provisional estimate on the effect of the new law in our accompanying audited financial statements, further regulatory or GAAP accounting guidance for the law, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates, which could in turn materially affect our tax obligations and effective tax rate. There are also likely to be significant future impacts that these tax reforms will have on our future financial results and our business strategies. In addition, there is a risk that states or foreign jurisdictions may amend their tax laws in response to these tax reforms, which could have a material impact on our future results.

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

Our information technology systems are subject to certain cyber risks and disasters that are beyond our control.

We depend heavily on the proper functioning and availability of our information, communications, and data processing systems, including operating and financial reporting systems, in operating our business. Our systems and those of our technology and communications providers are vulnerable to interruptions caused by natural disasters, power loss, telecommunication and internet failures, cyber-attack, and other events beyond our control. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us.

Although our information systems are protected through physical and software security as well as redundant backup systems, they remain susceptible to cyber security risks. Some of our software systems are utilized by third parties who provide outsourced processing services which may increase the risk of a cyber-security incident.

A successful cyber-attack or catastrophic natural disaster could significantly affect our operating and financial systems and could temporarily disrupt our ability to provide required services to our customers, impact our ability to manage our operations and perform vital financial processes, any of which could have a materially adverse effect on our business.

We are subject to certain risks arising from doing business in Mexico.

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. We also face additional risks associated with our Mexico business, including potential restrictive trade policies and imposition of any import or export tariffs, taxes, duties or fees. If we are unable to address business concerns related to our international operations in a timely and cost efficient manner, our financial position, results of operations or cash flows could be adversely affected. The agreement permitting cross border movements for both United States and Mexican based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

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

As of December 31, 2017, Matthew T. Moroun, the Chairman of our Board of Directors, and Manuel J. Moroun, a member of our Board of Directors, together own approximately 71% of our outstanding common stock. As a result, the Moroun family has the power to:

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

We have adopted a cash dividend policy which anticipates a total annual dividend of $0.42 per share of common stock. However, the payment of future dividends will be at the discretion of our Board of Directors and will depend, among other things, on our financial condition, results of operations, capital requirements, any covenants included in our credit facilities, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deem relevant. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

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

We are headquartered and maintain our corporate administrative offices in Warren, Michigan.  We own our corporate administrative offices, as well as 19 terminal yards and other properties in the following locations: Dearborn, Michigan; Romulus, Michigan; Louisville, Kentucky; Albany, Missouri; Columbus, Ohio; Reading, Ohio; Latty, Ohio; Cleveland, Ohio; Gary, Indiana; South Kearny, New Jersey; Rural Hall, North Carolina; Garden City, Georgia; Millwood, West Virginia; Memphis, Tennessee; Jacksonville, Florida; Tampa, Florida; Dallas, Texas; Houston, Texas; York County, Pennsylvania and Wall, Pennsylvania.

As of December 31, 2017, we also leased 81 operating, terminal and yard, and administrative facilities in various U.S. cities located in 25 states, in Milton, Ontario; London, Ontario; Windsor, Ontario; and in San Luis Potosí, Mexico. Generally, our facilities are utilized by both of our operating segments for various administrative, transportation-related or value-added services.  We also deliver value-added services under our logistics segment inside or linked to 14 facilities provided by customers.  Certain of our leased facilities are leased from entities controlled by our majority shareholders.  These facilities are leased on either a month-to-month basis or extended terms. We believe that the properties we lease from these affiliates are, in the aggregate, leased at market rates and are suitable for their purposes and adequate to meet our needs.   For more information on our lease arrangements, see Part II, Item 8: Notes 7 and 9 to the Consolidated Financial Statements.

ITEM 3:	LEGAL PROCEEDINGS

On October 16, 2017, a jury in state court in Cook County, Illinois rendered a verdict of $54.2 million against Universal Am-Can, Ltd. (“UACL”) in the matter of Denton v. UACL, et al. The litigation relates to a vehicular accident that occurred on February 8, 2011 on I-65 in Rensselaer, Indiana. The accident involved a tractor-trailer being driven by an independent owner-operator of UACL. The driver was braking on the expressway in order to avoid another vehicle being driven the wrong way on the interstate. The truck attempted to avoid the oncoming vehicle and the plaintiff’s vehicle and, in so doing, struck the plaintiff’s vehicle. As a result of the accident, the plaintiff sustained non-life threatening injuries. In connection with the verdict, the jury determined that UACL was responsible for the liability associated with the accident. The verdict included $19.2 million in compensatory damages and $35.0 million in punitive damages against UACL. The insurance coverage available for reimbursement of UACL’s damages underlying the verdict is limited to $1.0 million. We believe the facts and the law do not support the jury’s findings of liability against UACL.  Post-trial motions have been filed seeking a reduction of the verdict or reversal of the judgment.  The Company may further seek to appeal the verdict to the extent the circuit court does not set aside the judgment as a result of these motions. The Company currently estimates the possible range of financial exposure in the matter, net of insurance coverage, to be between $18.2 and $53.2 million.  Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $18.2 million.  While we cannot predict with any certainty the outcome of this litigation, its ultimate resolution could be material to our cash flows and results of operations.

The Company is a plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. in the United States District Court for the Southern District of Texas. We are seeking approximately $1.9 million in damages from a debtor relating to its unpaid freight charges. In response to our filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: One in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million, but ignored the $1.9 million jury award in favor of Universal. The Company believes this ruling was in error and further believes the jury erred in their findings of any damages against Universal, and therefore, the Company plans to appeal both the ruling and the verdict.  The Company currently estimates the possible range of financial exposure in the matter to be between $0 and $5.7 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $1.8 million. While we cannot predict with any certainty the outcome of this litigation, management does not believe the outcome of this matter will have a material adverse effect on our business, financial position, results of operations or cash flows.

On February 21, 2018, Ford Motor Company (“Ford”) filed suit against two of the Company’s subsidiaries and two related parties in state court in Oakland County, Michigan (the “Indemnity Action”).  The complaint seeks a declaratory judgment that Universal and its co-defendants are required to indemnify Ford for damages sustained by Ford in a wrongful death lawsuit in Clay County, Missouri (the “Underlying Action”).  In February 2018, a jury returned a verdict against Ford in the Underlying Action and awarded the decedent’s estate $76 million in damages.  Universal believes that, under Michigan law and its agreement with Ford, Universal is not required to indemnify Ford for Ford’s own negligence that led to the jury verdict in the Underlying Action.  Additionally, at the time of the incident that is the subject of the Underlying Action, Universal had in place insurance required by Ford providing for up to $3.0 million of coverage from a co-defendant.  The Company currently estimates the possible range of financial exposure in the matter, net of insurance coverage, to be between $0 and $73 million.  Based on not only its knowledge of the facts associated with the Underlying Action and the Indemnity Action but also the opinions of its outside counsel, Universal has determined that a loss in the Indemnity Action is not probable and no accrual is necessary at this time. While the outcome of the Indemnity Action cannot be predicted with any certainty and management believes the Company will be successful in defending its position, the outcome could have material adverse effect on our business, financial position, results of operations and cash flows of the Company.

The Company is involved in certain other claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. Based on the knowledge of the facts, and in certain cases, opinions of outside counsel, in the Company’s opinion the resolution of these claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows. However, if we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol ULH.  The following table shows the reported high and low sales prices of our common stock for the periods indicated.

	2017		2016
Fiscal Period	High	Low	High	Low
First Quarter	$16.50	$12.51	$18.31	$11.12
Second Quarter	$15.95	$11.65	$16.93	$11.78
Third Quarter	$20.70	$14.05	$15.45	$11.90
Fourth Quarter	$24.65	$20.10	$17.70	$11.09

The reported last sale price per share of our common stock as quoted through the NASDAQ Global Market on March 5, 2018 was $21.40 per share.  As of such date, we had 28,382,392 shares outstanding.  As of March 5, 2018, there were approximately 11 record holders of our common stock, based upon data available to us from our transfer agent.  We believe, however, that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

On February 21, 2018, our Board of Directors approved an increase in the Company’s annual cash dividend policy from $0.28 per share to $0.42 per share beginning in 2018. The first quarterly installment of $0.105 per share is expected to be declared after the conclusion of the first quarter of 2018. After taking into account the regular quarterly dividends made during the year, the Board of Directors also intends to evaluate the potential declaration of an annual special dividend payable in the first quarter of each year in an effort to return up to 40% of Universal’s net income from the previous fiscal year, beginning in the first quarter of 2019.

Pursuant to the cash dividend policy adopted in 2013 and effective until February 21, 2018, the Board of Directors declared quarterly cash dividends of $0.07 per common share totaling $0.28 per common share for each of the fiscal years ended December 31, 2017, 2016 and 2015.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Purchases of Equity Securities by the Issuer

The following table provides information regarding the Company’s purchases of its common stock during the period from October 1, 2017 to December 31, 2017, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
Oct. 1, 2017 - Oct. 28, 2017	25,580		$20.62	25,580	751,153
Oct. 29, 2017 - Nov. 25, 2017	20,000	(1)	22.13	-	751,153
Nov. 26, 2017 - Dec. 31, 2017	55	(2)	23.90	-	751,153
Total	45,635		$21.28	25,580	751,153

(1)

Includes 17,500 shares of common stock acquired on November 6, 2017 by the Company from a director for $385,000 upon exercising its right of first refusal pursuant to a restricted stock bonus award agreement, and 2,500 shares of common stock acquired on November 25, 2017 from an employee for $57,625 upon exercising its right of first refusal pursuant to a restricted stock bonus award agreement.

(2)	Consists of 55 shares of common stock withheld on December 20, 2017 to satisfy employee tax withholding in the amount of $1,315 upon vesting of restricted stock.

On June 30, 2014, the Company announced that it had been authorized to purchase up to 800,000 shares of its common stock from time to time in the open market. As of December 31, 2017, the Company may purchase 751,153 shares of its common stock under this authorization. No specific expiration date has been assigned to the authorization.

Performance Graph

The graph below matches Universal Logistics Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017.

	12/12	12/13	12/14	12/15	12/16	12/17
Universal Logistics Holdings, Inc.	100.00	168.03	158.76	79.28	94.15	139.25
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Transportation	100.00	133.76	187.65	162.30	193.79	248.92

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented. The selected historical balance sheet data at December 31, 2017, 2016, 2015, 2014 and 2013 and the selected historical statement of income data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.  The following financial and operating data may not be indicative of our future performance.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$1,216,665	$1,072,751	$1,128,773	$1,191,521	$1,033,492
Operating expenses:
Purchased transportation and equipment rent	577,485	509,775	567,558	615,327	560,024
Direct personnel and related benefits	314,364	265,316	222,454	214,640	187,241
Operating supplies and expenses	115,420	103,013	113,545	124,456	83,769
Commission expense	33,213	32,350	37,844	43,922	39,248
Occupancy expense	30,575	31,923	27,004	25,063	20,049
General and administrative	31,518	29,368	30,687	28,234	19,740
Insurance and claims (8)	41,881	17,724	21,413	25,991	19,242
Depreciation and amortization	46,995	36,702	34,873	33,053	19,686
Total operating expenses	1,191,451	1,026,171	1,055,378	1,110,686	948,999
Income from operations	25,214	46,580	73,395	80,835	84,493
Interest income	92	157	55	46	130
Interest expense	(9,538)	(8,266)	(9,235)	(8,229)	(4,166)
Other non-operating income	1,373	934	790	447	459
Income before for income taxes	17,141	39,405	65,005	73,099	80,916
Income tax (benefit) expense	(11,012)	15,161	25,004	27,729	30,344
Net income	$28,153	$24,244	$40,001	$45,370	$50,572
Earnings per common share:
Basic	$0.99	$0.85	$1.37	$1.51	$1.68
Diluted	$0.99	$0.85	$1.37	$1.51	$1.68
Weighted average number of common shares outstanding:
Basic	28,425	28,411	29,233	30,013	30,064
Diluted	28,428	28,411	29,235	30,044	30,160
Dividends paid per common share	$0.28	$0.28	$0.28	$0.28	$0.14
Balance Sheet Data (at end of period):
Cash and cash equivalents	$1,672	$1,755	$12,930	$8,001	$10,223
Total assets	$610,592	$570,457	$503,155	$529,014	$490,136
Total debt	$249,239	$262,850	$234,913	$235,298	$237,500

	Years ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share information, operating data and percentages)
Other Data:
EBITDA (1)	$73,582	$84,216	$109,058	$114,335	$104,638
EBITDA margin (4)	6.0%	7.9%	9.7%	9.6%	10.1%
Adjusted EBITDA (1)	$90,937	$84,216	$109,058	$114,335	$105,361
Adjusted EBITDA margin (4)	7.5%	7.9%	9.7%	9.6%	10.2%
Operating margin (4)	2.1%	4.3%	6.5%	6.8%	8.2%
Adjusted operating margin (4)	3.5%	4.3%	6.5%	6.8%	8.2%
Return on average assets (5)	4.8%	4.5%	7.8%	8.9%	12.4%
Average number of employees	7,253	5,573	4,397	4,219	3,449
Average number of full time equivalents	1,731	2,172	1,606	1,528	1,786
Average number of tractors	3,996	4,335	4,142	4,180	4,123
Number of value-added programs	50	47	49	45	43
Number of agents (6)	232	253	264	288	307
Operating revenues per loaded mile (7)	$2.89	$2.72	$2.96	$3.21	$2.96
Operating revenues per load (7)	$822	$730	$809	$850	$794
Average length of haul (in miles) (7)	284	269	274	265	269
Number of loads (7)	967,378	941,170	932,165	951,884	926,171
Fuel surcharge revenues (where separately identified)	$59,511	$50,869	$75,743	$119,749	$118,594

(1)In addition to providing consolidated financial statements based on generally accepted accounting principles in the United States of America (GAAP), we are providing additional financial measures that are not required by or prepared in accordance with GAAP (non-GAAP). We present adjusted income from operations, EBITDA and adjusted EBITDA as supplemental measures of our performance. We define adjusted income from operations as income from operations adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, including charges related to certain on-going litigation taken in 2017, and transaction and other costs related to our acquisition of Westport in 2013. We define EBITDA as net income plus (i) interest expense, net, (ii) provision for income taxes and (iii) depreciation and amortization. Adjusted EBITDA is further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, including charges taken related to certain on-going litigation in 2017. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating adjusted income from operations, EBITDA and adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted income from operations, EBITDA and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

	Years ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share information, operating data and percentages)
Adjusted income from operations
Income from operations	$25,214	$46,580	$73,395	$80,835	$84,493
Transaction and other costs (2)	—	—	—	—	723
Litigation charges (3)	17,355	—	—	—	—
Adjusted income from operations	$42,569	$46,580	$73,395	$80,835	$85,216
Adjusted EBITDA
Net income	$28,153	$24,244	$40,001	$45,370	$50,572
Income tax (benefit) expense	(11,012)	15,161	25,004	27,729	30,344
Interest expense, net	9,446	8,109	9,180	8,183	4,036
Depreciation and amortization	46,995	36,702	34,873	33,053	19,686
EBITDA	73,582	84,216	109,058	114,335	104,638
Merger transaction costs (2)	—	—	—	—	723
Litigation charges (3)	17,355	—	—	—	—
Adjusted EBITDA	$90,937	$84,216	$109,058	$114,335	$105,361

We present adjusted income from operations and adjusted EBITDA in this Form 10-K because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

These performance metrics have limited utility as analytical tools. Some of these limitations are:

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

Because of these limitations, adjusted income from operations and adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted income from operations and adjusted EBITDA as secondary, supplemental measures.

(2)	Represents transaction and other costs incurred that were directly related to the acquisitions of Westport in December 2013.
(3)	Represents charges recorded in the third quarter of 2017 related to certain on-going litigation.
(4)

Operating margin, adjusted operating margin, EBITDA margin, and adjusted EBITDA margin are computed by dividing income from operations, adjusted income from operations, EBITDA, and adjusted EBITDA, respectively, by total operating revenues for each of the periods indicated.

(5)

Net income divided by total average assets during the period.  Average assets are the sum of our total assets at the end of the fiscal year and our total assets at the end of the prior fiscal year divided by two.

(6)	Includes only those agents who generated at least $100,000 in operating revenues during the period indicated.
(7)

Includes fuel surcharges, where separately identifiable, and excludes Universal Logistics Solutions International, Inc., in order to improve the relevance of the statistical data related to our brokerage services and improve the comparability to our peer companies.  Also excludes final mile delivery and shuttle service loads.

(8)	See Item 8, Note 13 to the Consolidated Financial Statements for further information.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our network of agents and owner-operators is located throughout the United States and in Ontario, Canada, and we operate, manage or provide services at 94 logistics locations in the United States, Mexico, Canada and Colombia. Fourteen of our value-added service operations are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production processes. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. To support our asset-light business model, we generally coordinate the duration of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. Our owner-operators provided us with approximately 2,850 tractors and 1,740 trailers.  We own approximately 935 tractors, 4,000 trailers, 1,025 chassis and 800 containers.  Our agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue or gross profit they generate for us and who bring an entrepreneurial spirit to our business.  Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation companies.

As of December 31, 2017, we employed 8,231 people in the United States, Mexico, Canada, and Colombia, including 2,518 employees subject to collective bargaining agreements. We also engaged contract staffing vendors to supply an average of 1,731 additional personnel on a full-time-equivalent basis.

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

Direct personnel and related benefits. Direct personnel and related benefits include the salaries, wages and fringe benefits of our employees, as well as costs related to contract labor utilized in selling and operating activities.  These costs are a significant component of our cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. As of December 31, 2017, approximately 19% of our employees in the United States, Canada and Colombia, and 95% of our employees in Mexico were subject to collective bargaining agreements. Any changes in union agreements will affect our personnel and related benefits cost. The operations in the United States, Mexico and Canada that are subject to collective bargaining agreements have separate, individualized agreements with several different unions that represent employees in these operations. While there are some facilities with multiple unions, each collective bargaining agreement with each union covers a single facility for that union. Such agreements have expiration dates that are generally independent of other collective bargaining agreements and include economics and operating terms tailored to the specific operational requirements of a customer. Our operation in Mexico provides competitive compensation within the Mexican statutory framework for managerial and supervisory personnel.

Operating supplies and expenses. These expenses include items such as fuel, tires and parts repair items primarily related to the maintenance of company owned/leased tractors, trailers and lift equipment, as well as licenses, dock supplies, communication, utilities, operating taxes and other general operating expenses.  Because we maintain a flexible business model, our operating expenses generally relate to equipment utilization, fluctuations in customer demand and the related impact on our operating capacity. Our transportation services provided by company owned equipment depend on the availability and pricing of diesel fuel. Although we often include fuel surcharges in our billing to customers to offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. We recognize these expenses as they are incurred and the related income as it is earned.

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

General and administrative expense. General and administrative expense includes the salaries, wages and benefits of administrative personnel, related support costs, taxes (other than income and property taxes), adjustments due to foreign currency transactions, bad debt expense, and other general expenses, including gains or losses on the sale or disposal of assets. These expenses are generally not directly related to levels of operating activity and may contain non-recurring or one-time expenses related to general business operations. We recognize general and administrative expense when it is incurred.

Insurance and claims. Insurance and claims expense represents our insurance premiums and the accruals we make for claims within our self-insured retention amounts. Our insurance premiums are generally calculated based on a mixture of a percentage of line-haul revenue and the size of our fleet. Our accruals have primarily related to cargo and property damage claims. We may also make accruals for personal injuries and property damage to third parties, physical damage to our equipment, general liability and workers' compensation claims if we experience a claim in excess of our insurance coverage. To reduce our exposure to non-trucking use liability claims (claims incurred while the vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), we require our owner-operators to maintain non-trucking use liability coverage, which the industry refers to as deadhead bobtail coverage, of $2.0 million per occurrence. Our exposure to liability associated with accidents incurred by other third party providers who haul freight on our behalf is reduced by various factors including the extent to which they maintain their own insurance coverage. Our insurance expense varies primarily based upon the frequency and severity of our accident experience, insurance rates, our coverage limits and our self-insured retention amounts.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these service categories for the years ended December 31, 2017, 2016 and 2015, presented as a percentage of total operating revenues:

	Years ended December 31,
	2017	2016	2015
Operating revenues:
Truckload services	24.9%	26.2%	31.7%
Brokerage services	22.9%	20.5%	18.0%
Intermodal services	12.6%	13.3%	13.2%
Dedicated services	7.7%	8.9%	8.4%
Value-added services	31.9%	31.1%	28.7%
Total operating revenues	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, presented as a percentage of operating revenues:

	Years ended December 31,
	2017	2016	2015
Operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	47.5	47.5	50.3
Direct personnel and related benefits	25.8	24.7	19.7
Operating supplies and expenses	9.5	9.6	10.1
Commission expense	2.7	3.0	3.4
Occupancy expense	2.5	3.0	2.4
General and administrative	2.6	2.7	2.7
Insurance and claims	3.4	1.7	1.9
Depreciation and amortization	3.9	3.4	3.1
Total operating expenses	97.9	95.7	93.5
Income from operations	2.1	4.3	6.5
Interest and other non-operating income (expense), net	(0.7)	(0.6)	(0.7)
Income before for income taxes	1.4	3.7	5.8
Income tax (benefit) expense	(0.9)	1.4	2.3
Net income	2.3%	2.3%	3.5%

2017 Compared to 2016

Operating revenues. Operating revenues for 2017 increased $143.9 million, or 13.4%, to $1.216 billion from $1.073 billion during the same period last year. Included in operating revenues are separately-identified fuel surcharges of $59.5 million for 2017 compared to $50.9 million for 2016.  Revenues from our transportation segment increased $93.8 million, or 14.3%, while income from operations decreased $7.9 million.  The decrease in income was primarily attributable to $17.4 million of accruals made for on-going legal matters.  In our logistics segment, revenues increased $50.1 million, or 12.1% over the same period last year, while income from operations decreased $17.1 million.  Operating income in our logistics segment was negatively impacted by certain large underperforming value-added operations, including a program we ultimately exited in Mexico. Overall, consolidated operating revenues increased due to several factors including significant operations in support of passenger vehicle and heavy-truck programs, a strong pricing environment across our transportation services and an increase in fuel surcharges.  However, consolidated income from operations decreased by $21.4 million to $25.2 million for 2017 compared to $46.6 million during the same period last year.  The decrease is primarily attributable to lower operating margins, extended launch costs at key value-added operations, operating losses in our Mexican value-added operations, and $17.4 million of charges associated with on-going litigation in our transportation business.

Operating revenues from truckload services increased $21.7 million to $302.9 million during 2017, compared to $281.2 million for the same period last year. Included in truckload revenues during 2017 were $28.4 million in separately-identified fuel surcharges compared to $23.0 million during the same period last year.  During the year, Universal’s average operating revenue per load, excluding fuel surcharges, increased 9.4% to $874, primarily due to an increase in revenue per mile. These increases were partially offset by a 1.1% decrease in the number of loads hauled. During 2017, Universal hauled 314,530 loads compared to 318,185 during the same period last year.

Revenues during 2017 from brokerage services increased $58.3 million, or 26.5%, to $278.2 million compared to $219.9 million during the same period last year. The growth is due to increases in the average operating revenue per load and in the number of loads hauled, driven in part by our support of hurricane relief efforts.  During 2017, Universal brokered $8.3 million in loads for the Federal Emergency Management Agency.  Overall, Universal’s average operating revenue per load from brokerage services during 2017 increased 13.8% to $1,420, up from $1,248 in 2016.  The number of brokerage loads hauled during 2017 increased 15.2% to 185,892 compared to 161,297 during the same period last year.

Intermodal services revenues increased $10.7 million to $153.7 million during 2017, up from $143.0 million during the same period last year.  The increase reflects a $2.2 million increase in fuel surcharges and an increase in the number of loads hauled.  Compared to the same period last year, the number of intermodal loads hauled during 2017 increased by 3.7%.

Operating revenues from dedicated services in 2017 declined $1.8 million to $93.5 million compared to $95.3 million in the prior year. The decrease is primarily due to a 7.9% decrease in the number of loads hauled and a decrease in fuel surcharges.  Included in dedicated revenues in 2017 were $12.9 million in separately-identified fuel surcharges compared to $11.9 million during the same period last year. The overall decrease in dedicated services revenue was partially offset by a 2.6% increase in average operating revenue per load, excluding fuel surcharges.

Value-added services revenues increased $55.0 million to $388.3 million during 2017 compared to $333.3 million in the same period last year.  Our continued support of major customer vehicle programs, as well as improvements in our heavy-truck operations positively impacted top-line revenues in Universal’s value-added service category.  Overall, valued-added services grew by 16.5% compared to the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2017 increased by $67.7 million, or 13.3%, to $577.5 million from $509.8 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  As a percentage of operating revenues, purchased transportation and equipment rent expense remained consistent at 47.5% for both years.

Direct personnel and related benefits. Direct personnel and related benefits for 2017 increased by $49.1 million, or 18.5%, to $314.4 million compared to $265.3 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations.  As a percentage of operating revenues, personnel and related benefits increased to 25.8% for 2017, compared to 24.7% for 2016. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses.    Operating supplies and expenses increased by $12.4 million, or 12.0%, to $115.4 million for 2017 compared to $103.0 million for 2016. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The increase in operating supplies and expenses was primarily the result of increases in travel and meals cost of $4.6 million, largely associated with our Mexican value-added operations, as well as extended launch costs.  Included in the overall increase is also a $2.9 million increase in material costs in operations supporting heavy-truck.  Additional elements of the increase are increases in vehicle maintenance of $2.2 million, fuel expense on company equipment of $1.0 million and utilities of $0.4 million.

Commission expense. Commission expense for 2017 increased by $0.8 million, or 2.5%, to $33.2 million from $32.4 million for 2016. Commission expense generally increases or decreases in proportion to our transportation-related services, except in cases where we generate a higher proportion of our revenues at company-managed terminals where no commissions are paid.  As a percentage of operating revenues, commission expense decreased to 2.7% for 2017, compared to 3.0% one year earlier. During 2017, a higher proportion of transportation revenues were generated at company-managed terminals.

Occupancy expense. Occupancy expenses decreased by $1.3 million, or 4.1%, to $30.6 million for 2017.  This compares to $31.9 million for 2016.  Occupancy expense remained relatively stable, while we experienced a modest decrease in building rents and property taxes.

General and administrative. General and administrative expense for 2017 increased by $2.1 million, or 7.1%, to $31.5 million from $29.4 million during the same period last year. As a percentage of operating revenues, general and administrative expense was 2.6% for 2017 compared to 2.7% for 2016.  Included in the overall increase was a $1.8 million charge for on-going legal matters.

Insurance and claims. Insurance and claims expense for 2017 increased by $24.2 million to $41.9 million from $17.7 million in 2016. Included in the increase was a $15.6 million charge for an on-going legal matter.  In addition, we experienced a $7.7 million increase in cargo, scrap and service claims expense primarily related to our value-added operations, of which $5.0 million was in our Mexico operations.  As a percentage of operating revenues, insurance and claims increased to 3.4% for 2017 compared to 1.7% for 2016.

Depreciation and amortization. Depreciation and amortization expense for 2017 increased by $10.3 million, or 28.1%, to $47.0 million from $36.7 million for 2016. The increase was primarily due to elevated levels of capital expenditures in recent years.  The increase in depreciation expense was partially offset by reductions in amortization expense as certain intangible assets became fully amortized.

Interest expense, net. Net interest expense was $9.4 million for 2017 compared to $8.1 million for 2016.  The increase of net interest expense reflects an increase in interest rates on our variable rate debt.  As of December 31, 2017, our outstanding borrowings totaled $249.2 million compared to $262.8 million at the same time last year.

Other non-operating income.  Other non-operating income was $1.4 million for 2017 compared to $0.9 million for 2016. Included in other non-operating income during 2017 were $0.9 million of gains on the sale of marketable securities compared to $0.4 million during the same period last year.

Income tax (benefit) expense. The provision for income taxes resulted in a $11.0 million tax benefit in 2017, compared to income tax expense of $15.2 million for 2016, based on an effective tax rate of (64.2%) and 38.5%, respectively. The decrease in income taxes in 2017 is the result of a $18.2 million income tax benefit representing management’s estimate of the net impact of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

2016 Compared to 2015

Operating revenues. Operating revenues for 2016 decreased by $56.0 million, or 5.0%, to $1.073 billion from $1.129 billion for 2015. Included in operating revenues are fuel surcharges, where separately identifiable, of $50.9 million for 2016, which compares to $75.7 million for 2015.  Revenues from our transportation segment decreased $64.9 million, or 9.0%, and income from operations decreased $6.3 million, or 21.9%, compared to 2015.  The transportation segment experienced a decrease primarily due to decreases in fuel surcharges and weakness in our energy and domestic steel markets, both of which adversely impacted our flatbed operations. Revenues from our logistics segment increased $8.1 million, or 2.0%, over 2015, while income from operations decreased $16.2 million, or 36.9%, to $27.7 million. This decrease was largely attributable to a $13.8 million year-over-year decline in operating income attributable to value-added operations supporting the heavy-truck market, which are included in our logistics segment. Overall, consolidated operating revenues decreased due to several factors including weakness in our energy and domestic steel markets, a weak pricing environment across our transportation services, and a decrease in fuel surcharges. Consolidated income from operations decreased by $26.8 million to $46.6 million for 2016 compared to $73.4 million for the year prior. The decrease is primarily attributable to lower operating margins resulting from of a weak pricing environment in transportation services, higher than expected launch costs at new value-added operations, and a slow-down in our operations supporting the heavy-truck market.

Operating revenues from truckload services decreased $76.6 million to $281.2 million during 2016, compared to $357.8 million for the prior year. Included in truckload revenues during 2016 were $23.0 million in separately-identified fuel surcharges compared to $37.9 million during the same period last year.  During 2016, Universal’s average operating revenue per load, excluding fuel surcharges, decreased 16.7% to $799, primarily due to a weak pricing environment. The number of loads hauled decreased 4.6% in 2016.  Universal hauled 318,185 loads during 2016 compared to 333,647 during the prior year.

Revenues during 2016 from brokerage services increased $17.3 million, or 8.5%, to $219.9 million compared to $202.6 million during the prior year. The growth is due to an increase in the number of loads hauled.  The number of brokerage loads hauled during 2016 increased 24.4% to 161,297 compared to 129,664 during the prior year. Partially offsetting the increase is a decrease in the average operating revenue per load.  Universal’s average operating revenue per load from brokerage services decreased 9.7% to $1,248 during 2016, down from $1,382 during 2015.

Intermodal services revenues decreased $6.4 million to $143.0 million during 2016, down from $149.4 million during the prior year.  The decrease reflects a $7.0 million decrease in fuel surcharges.  Partially offsetting the decrease in fuel surcharges is an increase in the number of loads hauled to 334,622 in 2016 compared to 330,334 during the prior year.

Operating revenues from dedicated services in 2016 increased $0.3 million to $95.3 million compared to $95.0 million one year earlier. The increase is primarily due to a 15.0% increase the number of loads hauled; however, a decrease in fuel surcharges partially offset this increase.  Included in dedicated revenues in 2016 were $11.9 million in separately-identified fuel surcharges compared to $14.6 million during the prior year.

Value-added services revenues increased $9.3 million to $333.3 million during 2016 compared to $324.0 million in the prior year.  Our continued support of major customer vehicle programs contributed to the increase in valued-added service revenues, despite a $30.9 million decrease in revenues supporting the heavy-truck market. Overall, valued-added services grew by 2.9% compared to the prior year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2016 decreased by $57.8 million, or 10.2%, to $509.8 million from $567.6 million for 2015. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation and intermodal services. The overall decrease of purchased transportation and equipment rental costs is due to the decline of transportation and intermodal revenue volumes and in fuel surcharge revenues, which are typically passed on to our owner-operators. Combined, transportation and intermodal service revenues decreased 8.7% to $770.5 million for 2016 compared to $843.5 million for 2015.  As a percentage of operating revenues, purchased transportation and equipment rent decreased to 47.5% for 2016 from 50.3% for 2015. As a percentage of operating revenue, the decrease is due to a change in the business mix. For 2016, transportation and intermodal services revenues accounted for 71.8% of total operating revenues compared to 74.7% for prior year.

Direct personnel and related benefits. Direct personnel and related benefit costs for 2016 increased by $42.8 million, or 19.2%, to $265.3 million compared to $222.5 million for 2015. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The absolute increase is primarily attributable to additional labor costs as we launch new value-added business awards. As a percentage of operating revenues, personnel and related benefits expenses increased to 24.7% for 2016, compared to 19.7% for 2015. The percentage is derived on an aggregate basis from both existing and new programs and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total operating revenues are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services. We employed an average of 5,573 people in the United States, Mexico, Canada and Colombia in 2016 compared to 4,397 during 2015. We also engaged, on average, the full-time equivalency of 2,172 people on a contract basis compared to 1,606 in 2015.

Operating supplies and expenses. Operating supplies and expenses decreased $10.5 million, or 9.3%, to $103.0 million for 2016, compared to $113.5 million for 2015. As a percentage of operating revenues, operating expenses decreased to 9.6% for 2016 from 10.1% for 2015. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other general expenses, and generally relate to fluctuations in customer demand. The decrease in operating expenses was primarily due to decreases in fuel expense on company-owned equipment of $4.8 million, repair and maintenance costs of $4.5 million, other operating expenses of $2.9 million, and highway use and fuel taxes of $1.0 million.

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

General and administrative. General and administrative expense for 2016 decreased by $1.3 million, or 4.2%, to $29.4 million from $30.7 million for 2015. As a percentage of operating revenues, general and administrative expense remained consistent at 2.7% for each 2016 and 2015. The absolute decrease is primarily the result of a decreases in our professional fees expense of $1.7 million. Minor fluctuations in other expense categories reflect our efforts to maintain stable overhead expenditures while expanding the business.

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

Depreciation and amortization. Depreciation and amortization expense for 2016 increased by $1.8 million, or 5.2%, to $36.7 million from $34.9 million for 2015. The absolute increase is primarily the result of increases in capital investments throughout 2016 compared to historical trends. These increases were partially offset by decreases in certain other intangible assets becoming fully amortized during the year.

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

Income tax (benefit) expense. Income tax expense for 2016 was $15.2 million compared to $25.0 million for 2015, based on an effective tax rate of 38.5% in each of the periods.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations, loans and extensions of credit under our credit facilities, on margin against our marketable securities and from installment notes, and proceeds from the sales of marketable securities. We use secured, asset lending to fund a substantial portion of purchases of tractors, trailers and material handling equipment.

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

In 2017, our capital expenditures totaled $63.3 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. In 2018, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of 4% to 5% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

Pursuant to its existing cash dividend policy, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on March 5, 2018 and paid on March 15, 2018.  During the year ended December 31, 2017, we paid a total of $0.28 per common share, or $8.0 million.

On February 21, 2018, our Board of Directors approved an increase in the Company’s annual cash dividend policy from $0.28 per share to $0.42 per share beginning in 2018. The first quarterly installment of $0.105 per share is expected to be declared after the conclusion of the first quarter of 2018. After taking into account the regular quarterly dividends made during the year, the Board of Directors also intends to evaluate the potential declaration of an annual special dividend payable in the first quarter of each year in an effort to return up to 40% of Universal’s net income from the previous fiscal year, beginning in the first quarter of 2019.   Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our asset-based loan facility (“ABL Facility”) provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR or a base rate and matures on December 23, 2020. The ABL Facility, which is secured by cash, deposits and accounts receivable of our borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. Our ABL Facility includes an accordion feature which allows us to increase availability by up to $30 million upon our request.  At December 31, 2017, we were in compliance with all covenants under the ABL Facility, and $32.0 million was available for borrowing.

One of our wholly-owned subsidiaries, Westport Axle Corporation, has a secured credit facility (the “Westport Facility”) that allows maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR or a base rate and are secured by all of Westport’s assets. Universal becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period.  The Westport Facility includes customary affirmative and negative covenants and events of default. At December 31, 2017, we were in compliance with all covenants, and $10.5 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.22%. At December 31, 2017, we were in compliance with all covenants.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At December 31, 2017, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts outstanding under the Margin Facility at December 31, 2017 or 2016, and the maximum available borrowings were $8.9 million and $7.0 million, respectively.

Discussion of Cash Flows

At December 31, 2017, we had cash and cash equivalents of $1.7 million compared to $1.8 million at December 31, 2016.  Net cash provided by operating activities was $83.8 million, while we used $61.3 million in investing activities and $23.2 million in financing activities.

The $83.8 million in net cash provided by operations was primarily attributed to $28.2 million of net income which reflects non-cash depreciation and amortization, gains on the sales of marketable securities, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $29.3 million, net.  Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $26.4 million.   The decrease in the working capital position is primarily the result of an increase in accounts payable, accrued expenses, insurance and claims accruals and other current liabilities and a decrease in prepaid income taxes and prepaid expenses and other assets.  These decreases were partially offset by an increase in accounts receivable.  Also included in the change in working capital were affiliate transactions consisting of an increase in receivable from affiliates of $0.2 million and an increase in accounts payable to affiliates of $7.4 million.

The $61.3 million in net cash used in investing activities consisted primarily of $63.4 million of capital expenditures for transportation and material handling equipment, real estate and leasehold improvements, and investments in support of our value-added service operations.  We also made purchases of marketable securities totaling $0.4 million.  These expenditures were partially offset by $1.2 million in proceeds from the sale of property and equipment and $1.3 million in proceeds from the sale of marketable securities.

We used $23.2 million in net cash in financing activities.  We had outstanding borrowings totaling $249.2 million at December 31, 2017, compared to $262.8 million at December 31, 2016.  During 2017, cash borrowings totaled $355.5 million and we made $369.1 million in principal repayments, including $31.5 million on new equipment notes.  We also paid cash dividends of $8.0 million and made $1.5 million of common stock repurchases.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt	249,239	41,205	160,683	28,762	18,589
Interest on debt (1)	29,463	8,302	12,413	3,547	5,201
Capital lease obligations	92	92	—	—	—
Operating lease obligations (2)	71,847	22,908	28,214	9,910	10,815
Purchase obligations	5,127	5,127	—	—	—
Total	$355,768	$77,634	$201,310	$42,219	$34,605
(1)

Interest payments on debt include fixed rate interest and variable rate interest based on the debt balance and applicable rate at December 31, 2017. Total interest reported includes $8.1 million of fixed rate interest and $21.4 million of variable rate interest.

(2)	Certain operating lease obligations in a currency other than the U.S. dollar will be affected by the exchange rate in effect at the time each cash payment is made.

At December 31, 2017, the total amount of gross unrecognized tax benefits was $0.4 million. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities.  At December 31, 2017, the Company has insurance and claims liabilities of $37.7 million, of which $10.1 million are covered by insurance. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements on these liabilities.

Off-Balance Sheet Arrangements

None.

Legal Matters

We are subject to various legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty.  We accrue for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We use judgment and evaluate, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings is inherently uncertain and so typically a loss cannot be precisely estimated. Accordingly, if the outcome of legal proceedings is different than is anticipated by us, we would have to record the matter at the actual amount at which it was resolved, in the period resolved, impacting our results of operations and financial position for the period.  See Item 8, Note 13 to the Consolidated Financial Statements.

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

We establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims.  The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors  based  upon  industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. As of December 31, 2017, we did not have any reserves for workers' compensation or general liability claims.  If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

Valuation of Long-Lived Asset, including Goodwill and Intangible Assets

We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment during the third quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. During the third quarter of 2017, we completed our goodwill impairment testing by performing a quantitative assessment. Based on the results of this test, no impairment loss was recognized.

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

Other-than-temporary Impairments

Periodically, we review all available-for-sale securities for other-than-temporary impairment. An impairment that is an other-than-temporary impairment is a decline in the fair value of a security below its cost basis attributable to factors that indicate the cost basis in the security may not be recoverable in the near term. The determination of an other-than-temporary impairment is a subjective process, and requires judgment and assumptions that could affect the timing of loss realization. We consider several factors including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities for a sufficient period of time to allow for a recovery.  If, in our judgment, the impairment is determined to be other-than-temporary, then the cost basis of the security is written down to the then-current market value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. Gross unrealized holding losses of $0.5 million as of December 31, 2017 have not been recognized in earnings as these impairments in value were judged to be temporary.  We may incur future impairment charges if declines in market values continue or worsen and impairments are no longer considered temporary.

Recently Issued Accounting Pronouncements Not Currently Effective

See Item 8: Note 17 to the Consolidated Financial Statements for discussion of new accounting pronouncements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under our ABL Facility, Westport Facility, Real Estate Financing and Margin Facility, all of which charge interest at floating rates. Borrowings under the credit agreements with each of the banks bear interest at LIBOR or a base rate, plus an applicable margin.  Our Margin Facility bears interest at a floating rate equal to LIBOR plus 1.10%.  As of December 31, 2017, we had total variable interest rate borrowings of $137.0 million.  Assuming variable rate debt levels remain at $137.0 million for a full year, a 100 basis point increase in interest rates on our variable rate debt would increase interest expense approximately $1.4 million annually.

In connection with the Westport Facility and the Real Estate Financing, we entered into interest rate swap agreements to fix a portion of the interest rates on our variable rate debt that has a combined notional amount of $27.7 million at December 31, 2017. Under two of the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  The third interest rate swap agreement (swap C) has a notional amount of $12.0 million and expires February 2018.  Under swap C, the Company receives interest at the one-month LIBOR rate and pays a fixed rate of 0.78%.  At December 31, 2017, the fair value of the three swap agreements was an asset of $0.3 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax.

Included in cash and cash equivalents is approximately $75,000 in short-term investment grade instruments.  The interest rates on these instruments are adjusted to market rates at least monthly.  In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Included in operating revenues are fuel surcharges, where separately identifiable, of $59.5 million in 2017 compared to $50.9 million in 2016.

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

Marketable securities were carried at fair value and are marked to market at the end of each quarter, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, unless the declines in value are judged to be other-than-temporary, in which case an impairment charge would be included in the determination of net income.  Gross unrealized holding losses of $0.5 million and $0.6 million as of December 31, 2017 and 2016, respectively, were not recognized in earnings as these impairments in value were judged to be temporary.  See Item 8, Note 1(e) to the Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, the ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income.  The Company adopted this new standard effective January 1, 2018 using the modified retrospective method with a cumulative adjustment to retained earnings of approximately $3.8 million.  See Item 8, Note 17 to the Consolidated Financial Statements.

As of December 31, 2017, the fair value of equity securities was $15.1 million compared to $14.4 million at December 31, 2016.  The increase during 2017 represents net realized and unrealized holding gains of $1.6 million and proceeds from sales of securities totaling $1.3 million.   Realized gains during 2017 were $0.9 million.  A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.5 million.

Foreign Exchange Risk

In each of the years ended December 31, 2017 and 2016, 3.1% of our revenues were derived from services provided outside the United States, principally in Mexico, Canada and Colombia. Exposure to market risk for changes in foreign currency exchange rates relates primarily to selling services and incurring costs in currencies other than the local currency and to the carrying value of net investments in foreign subsidiaries. As a result, we are exposed to foreign currency exchange rate risk due primarily due to translation of the accounts of our Mexican, Canadian and Colombian operations from their local currencies into U.S. dollars and also to the extent we engage in cross-border transactions. The majority of our exposure to fluctuations in the Mexican peso, Canadian dollar, and Colombian peso is naturally hedged, since a substantial portion of our revenues and operating costs are denominated in each country’s local currency. Historically, we have not entered into financial instruments for trading or speculative purposes. Short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized by ongoing settlement of intercompany trading obligations.

The net investments in our Mexican, Canadian and Colombian operations are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in our statement of shareholders’ equity. Adjustments from the translation of the net investment in these operations increased equity by approximately $0.7 million for the year ended December 31, 2017.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Universal Logistics Holdings, Inc.

Warren, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Logistics Holdings, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Troy, Michigan

March 16, 2018

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2017 and 2016

(In thousands, except share data)

Assets	2017	2016
Current assets:
Cash and cash equivalents	$1,672	$1,755
Marketable securities	15,144	14,359
Accounts receivable – net of allowance for doubtful accounts of $1,330 and $1,613, respectively	171,036	144,712
Other receivables	17,511	15,438
Due from affiliates	2,685	2,513
Prepaid income taxes	4,515	11,300
Prepaid expenses and other	16,103	17,374
Total current assets	228,666	207,451
Property and equipment, net	267,195	246,277
Goodwill	74,484	74,484
Intangible assets – net of accumulated amortization of $56,901 and $50,971, respectively	31,259	37,189
Deferred income taxes	4,154	164
Other assets	4,834	4,892
Total assets	$610,592	$570,457
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$84,380	$65,945
Due to affiliates	11,964	4,597
Accrued expenses and other current liabilities	24,129	19,765
Insurance and claims	37,727	19,754
Current portion of long-term debt	40,870	34,455
Total current liabilities	199,070	144,516
Long-term liabilities:
Long-term debt, net of current portion	207,108	226,812
Deferred income taxes	32,361	47,819
Other long-term liabilities	3,288	3,578
Total long-term liabilities	242,757	278,209
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,941,702 and 30,917,952 shares issued; 28,382,392 and 28,430,394 shares outstanding, respectively	30,943	30,919
Paid-in capital	3,841	3,451
Treasury stock, at cost; 2,559,310 and 2,487,558 shares, respectively	(51,532)	(50,044)
Retained earnings	186,226	166,033
Accumulated other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net of income taxes of $1,090 and $1,512, respectively	3,823	2,679
Interest rate swaps, net of income taxes of $63 and $62, respectively	197	99
Foreign currency translation adjustments	(4,733)	(5,405)
Total shareholders’ equity	168,765	147,732
Total liabilities and shareholders’ equity	$610,592	$570,457

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Income

Years ended December 31, 2017, 2016 and 2015

(In thousands, except per share data)

	2017	2016	2015
Operating revenues:
Truckload services, including related party amounts of $1,100, $1,090 and $400, respectively	$302,914	$281,213	$357,786
Brokerage services	278,187	219,898	202,621
Intermodal services	153,726	143,004	149,404
Dedicated services	93,505	95,332	94,988
Value-added services	388,333	333,304	323,974
Total operating revenues	1,216,665	1,072,751	1,128,773
Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $35, $233 and $3,347, respectively	577,485	509,775	567,558
Direct personnel and related benefits, including related party amounts of $35,743, $26,267 and $23,792, respectively	314,364	265,316	222,454
Operating supplies and expenses, including related party amounts of $2,652, $2,656 and $1,983, respectively	115,420	103,013	113,545
Commission expense	33,213	32,350	37,844
Occupancy expense, including related party amounts of $17,046, $17,174 and $13,174, respectively	30,575	31,923	27,004
General and administrative, including related party amounts of $6,742, $5,557 and $6,418, respectively	31,518	29,368	30,687
Insurance and claims, including related party amounts of $16,281, $15,362 and $17,360, respectively	41,881	17,724	21,413
Depreciation and amortization	46,995	36,702	34,873
Total operating expenses	1,191,451	1,026,171	1,055,378
Income from operations	25,214	46,580	73,395
Interest income	92	157	55
Interest expense	(9,538)	(8,266)	(9,235)
Other non-operating income	1,373	934	790
Income before income taxes	17,141	39,405	65,005
Income tax (benefit) expense	(11,012)	15,161	25,004
Net income	$28,153	$24,244	$40,001
Earnings per common share:
Basic	$0.99	$0.85	$1.37
Diluted	$0.99	$0.85	$1.37
Weighted average number of common shares outstanding:
Basic	28,425	28,411	29,233
Diluted	28,428	28,411	29,235
Dividends declared per common share	$0.28	$0.28	$0.28

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2017, 2016 and 2015

(In thousands, except per share data)

	2017	2016	2015
Net Income	$28,153	$24,244	$40,001
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of income taxes	1,683	1,142	(1,015)
Realized gains on available-for-sale securities reclassified into income, net of income taxes	(539)	(264)	(72)
Unrealized changes in fair value of interest rate swaps, net of income taxes	98	99	—
Foreign currency translation adjustments	672	(1,161)	(2,252)
Total other comprehensive income (loss)	1,914	(184)	(3,339)
Total comprehensive income	$30,067	$24,060	$36,662

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$28,153	$24,244	$40,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,995	36,702	34,873
Gain on sale of marketable equity securities	(923)	(412)	(347)
Other-than-temporary impairment of marketable securities	—	—	230
(Gain) loss on disposal of property and equipment	(10)	161	239
Amortization of debt issuance costs	321	312	648
Write-off of debt issuance costs	—	—	1,272
Stock-based compensation	414	571	494
Provision for doubtful accounts	1,533	3,099	3,004
Deferred income taxes	(19,014)	6,610	478
Change in assets and liabilities:
Trade and other accounts receivable	(29,398)	(7,510)	4,424
Prepaid income taxes, prepaid expenses and other assets	8,051	(12,748)	4,347
Accounts payable, accrued expenses, insurance and claims and other current liabilities	40,633	18,003	(11,695)
Due to/from affiliates, net	7,192	595	83
Other long-term liabilities	(98)	(998)	253
Net cash provided by operating activities	83,849	68,629	78,304
Cash flows from investing activities:
Capital expenditures	(63,360)	(97,351)	(26,257)
Proceeds from the sale of property and equipment	1,211	2,426	816
Purchases of marketable securities	(401)	(17)	(1,159)
Proceeds from sale of marketable securities	1,261	866	441
Net cash used in investing activities	(61,289)	(94,076)	(26,159)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	316,458	220,633	172,758
Repayments of debt - revolving debt	(320,833)	(217,368)	(161,293)
Proceeds from borrowing - term debt	39,069	99,534	163,578
Repayments of debt - term debt	(48,305)	(78,520)	(175,428)
Dividends paid	(7,960)	(7,954)	(8,171)
Payment of capital lease obligations	(100)	(1,789)	(1,050)
Purchases of treasury stock	(1,488)	(26)	(35,065)
Capitalized financing costs	—	(396)	(1,499)
Net cash (used in) provided by financing activities	(23,159)	14,114	(46,170)
Effect of exchange rate changes on cash and cash equivalents	516	158	(1,046)
Net (decrease) increase in cash	(83)	(11,175)	4,929
Cash and cash equivalents – January 1	1,755	12,930	8,001
Cash and cash equivalents – December 31	$1,672	$1,755	$12,930

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows - Continued

Years ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015
Supplemental cash flow information:
Cash paid for interest	$9,104	$7,802	$7,649
Cash paid for income taxes	$2,207	$20,896	$21,541

Non-cash investing and financing activities: During the year ended December 31, 2016, the Company made $3.7 million of non-cash capital expenditures pursuant to a promissory note.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2017, 2016 and 2015

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2014	$30,857	$2,448	$(14,953)	$117,913	$896	$137,161
Net income	—	—	—	40,001	—	40,001
Comprehensive loss	—	—	—	—	(3,339)	(3,339)
Dividends paid ($0.28 per share)	—	—	—	(8,171)	—	(8,171)
Stock based compensation	28	466	—	—	—	494
Purchases of treasury stock	—	—	(35,065)	—	—	(35,065)
Balances – December 31, 2015	$30,885	$2,914	$(50,018)	$149,743	$(2,443)	$131,081
Net income	—	—	—	24,244	—	24,244
Comprehensive loss	—	—	—	—	(184)	(184)
Dividends paid ($0.28 per share)	—	—	—	(7,954)	—	(7,954)
Stock based compensation	34	537	—	—	—	571
Purchases of treasury stock	—	—	(26)	—	—	(26)
Balances – December 31, 2016	$30,919	$3,451	$(50,044)	$166,033	$(2,627)	$147,732
Net income	—	—	—	28,153	—	28,153
Comprehensive income	—	—	—	—	1,914	1,914
Dividends paid ($0.28 per share)	—	—	—	(7,960)	—	(7,960)
Stock based compensation	24	390	—	—	—	414
Purchases of treasury stock	—	—	(1,488)	—	—	(1,488)
Balances – December 31, 2017	$30,943	$3,841	$(51,532)	$186,226	$(713)	$168,765

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(1)	Summary of Significant Accounting Policies
(a)	Business

Universal Logistics Holdings, Inc. (“Universal” or the “Company”), through its subsidiaries, is a leading asset-light provider of customized transportation and logistics solutions throughout the United States, and in Mexico, Canada and Colombia.  We provide our customers with supply chain solutions that can be scaled to meet their changing demands. We offer our customers a broad array of services across their entire supply chain, including truckload, brokerage, intermodal, dedicated and value-added services. Our customized solutions and flexible business model are designed to provide us with a highly variable cost model.

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions relating to these entities have been eliminated.

Our fiscal year consists of four quarters, each with thirteen weeks.

Certain immaterial reclassifications have been made to the prior consolidated financial statements in order for them to conform to the December 31, 2017 presentation, including the reclassification of revenue categories to reflect Universal’s service offering.  These reclassifications had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets, or stockholders' equity as previously reported.

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

At December 31, 2017 and 2016, marketable securities, all of which are available-for-sale, consist of common and preferred stocks. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income (loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income and are included in other non-operating income (expense), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date.  Interest and dividends on available-for-sale securities are included in other non-operating income (expense).  During the years ended December 31, 2017, 2016 and 2015, we received proceeds of $1.3 million, $0.9 million and $0.4 million from the sale of marketable securities with a combined cost of $0.3 million, $0.5 million and $0.1 million resulting in a realized gain of $0.9 million, $0.4 million and $0.3 million, respectively.

We plan to adopt Accounting Standards Update (“ASU”) 2016-01 effective as of January 1, 2018.  See Note 17 “Recent Accounting Pronouncements” for further information regarding the adoption.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(1)	Summary of Significant Accounting Policies—continued
(e)	Marketable Securities—continued

The cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by type were as follows (in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair Value
At December 31, 2017
Equity Securities	$10,231	$5,390	$(477)	$15,144
At December 31, 2016
Equity Securities	$10,168	$4,780	$(589)	$14,359

Included in equity securities at December 31, 2017 were securities with a book basis of $3.0 million and a cumulative loss position of $0.5 million, the impairment of which we consider to be temporary. Equity securities at December 31, 2016 included securities with a book basis of $3.5 million and temporary impairments of $0.6 million.  We consider several factors in determining as to whether declines in value are judged to be temporary or other-than-temporary, including the severity and duration of the decline, the financial condition and near-term prospects of the specific issuers and the industries in which they operate, and our intent and ability to hold these securities. We may incur future impairment charges if declines in market values continue and/or worsen and impairments are no longer considered temporary.

The fair value and gross unrealized holding losses of our marketable securities that are not deemed to be other-than-temporarily impaired aggregated by type and length of time they have been in a continuous unrealized loss position were as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2017
Equity securities	$959	$84	$1,534	$393	$2,493	$477
At December 31, 2016
Equity securities	$426	$41	$2,438	$548	$2,864	$589

At December 31, 2017, our portfolio of equity securities in a continuous loss position, the impairment of which we consider to be temporary, consists primarily of common stocks in the oil and gas, banking, transportation, communication, and pharmaceutical industries.  The fair value and unrealized losses are distributed in 20 publicly traded companies, with no single industry or company representing a material or concentrated unrealized loss.  We have evaluated the near-term prospects of the various industries, as well as the specific issuers within our portfolio, in relation to the severity and duration of the impairments, and based on that evaluation, and our ability and intent to hold these investments for a reasonable period of time to allow for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at December 31, 2017.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

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

Included in prepaid expenses and other is inventory used in a portion of our value-added service operations.  Inventories are stated net realizable value.  Cost is determined using the first-in, first-out method.  Provisions for excess and obsolete inventories are based on our assessment of excess and obsolete inventory on a product-by-product basis.

At December 31, inventory consists of the following (in thousands):

	2017	2016
Raw materials and supplies	$4,596	$7,077
Finished goods	746	1,540
	$5,342	$8,617

(h)	Property and Equipment

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Description	Life in Years
Transportation equipment	3 - 15
Other operating assets	3 - 15
Information technology equipment	3 - 5
Buildings and related assets	10 - 39

The amounts recorded for depreciation expense were $41.0 million, $29.2 million, and $25.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

December 31, 2017, 2016 and 2015

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

Our identifiable intangible assets as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Indefinite Lived Intangibles:
Trademarks	$2,500	$2,500
Definite Lived Intangibles:
Agent and customer relationships	65,060	65,060
Customer contracts	20,600	20,600
Less: accumulated amortization	(56,901)	(50,971)
Intangible assets, net	$28,759	$34,689
Total Identifiable Intangible Assets	$31,259	$37,189

Estimated amortization expense by year is as follows (in thousands):

2018	$2,474
2019	2,265
2020	1,970
2021	1,959
2022	1,826
Thereafter	18,263
Total	$28,759

The amounts recorded for amortization expense were $6.0 million, $7.5 million, and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(j)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions.  Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, or ASC, Topic 350 “Intangibles – Goodwill and Other”, we are required to test goodwill for impairment annually (in our third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount.  We have the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test.  If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. During the third quarter of 2017, we completed our goodwill impairment testing by performing a quantitative assessment. Based on the results of this test, no impairment loss was recognized.

At both December 31, 2017 and 2016, the carrying amount of goodwill was $74.5 million, of which $18.2 million was recorded in our transportation segment and $56.3 million in our logistics segment.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(1)	Summary of Significant Accounting Policies—continued
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

Contingent consideration arrangements granted in connection with a business combination are evaluated to determine whether contingent consideration is, in substance, additional purchase price of an acquired enterprise or compensation for services, use of property or profit sharing.  Additional purchase price is added to the fair value of consideration transferred in the business combination and compensation is included in operating expenses in the period it is incurred. Contingent consideration related to additional purchase price is measured to fair value at each reporting date until the contingency is resolved.

(m)	Fair Value of Financial Instruments

For cash equivalents, accounts receivables, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily redeemable or short‑term in nature and the liabilities are short-term in nature. Marketable securities, consisting of equity securities, are carried at fair market value as determined by quoted market prices. Our revolving credit and term loan agreements consist of variable rate borrowings.  The carrying value of these borrowings approximates fair value because the applicable interest rates are adjusted frequently based on short-term market rates.  For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. See Note 6 “Fair Value Measurement and Disclosures” for further information.

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

December 31, 2017, 2016 and 2015

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

We are the primary obligor when rendering truckload, brokerage, intermodal, dedicated and value-added services, and assume the corresponding credit risk with customers.  We have discretion in setting sales prices and, as a result, our earnings may vary.  In addition, we have discretion to choose and negotiate terms with our multiple suppliers for the services ordered by our customers.  This includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis when persuasive evidence of an arrangement exists, delivery has occurred at the receiver’s location or for service arrangements after the related services have been rendered, the revenue and related expenses are fixed or determinable and collectability is reasonably assured. Fuel surcharges, where separately identifiable, of $59.5 million, $50.9 million and $75.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, are included in operating revenues.

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

We adopted Accounting Standards Update (“ASU”) 2014-09 effective as of January 1, 2018, as further described in Note 17 “Recent Accounting Pronouncements”. The adoption of this standard will change the timing of revenue recognition for our transportation services businesses, which include truckload, brokerage, intermodal and dedicated services, from at delivery to over-time as the performance obligations on the in-transit services are completed. For our value-added service businesses, the adoption of the standard will not change the timing of revenue recognition.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(1)Summary of Significant Accounting Policies—continued

(q)	Insurance & Claims

Insurance and claims expense represents charges for premiums and the accruals made for claims within our self-insured retention amounts. The accruals are primarily related to auto liability, general liability, cargo and equipment damage, and service failure claims. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported claims based on historical experience and for claims expected to exceed our policy limits. We may also make accruals for personal injury and property damage to third parties, and workers’ compensation claims if a claim exceeds our insurance coverage. Such accruals are based upon individual cases and estimates of ultimate losses, incurred but not reported losses, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience.  Since the reported accrual is an estimate, the ultimate liability may be materially different from the amount recorded.

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

We record compensation expense for the grant of stock based awards. Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period (generally the vesting period of the grant).  See Note 12 “Stock Based Compensation” for further information.

(s)	Income Taxes

Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  See Note 8 “Income Taxes” for further information on the impact of the Tax Cuts and Jobs Act (the “Tax Cuts and Jobs Act”) signed into law on December 22, 2017.

We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013.  In addition, we file income tax returns in various state, local and foreign jurisdictions.  Historically, we have been responsible for filing separate state, local and foreign income tax returns for our self and our subsidiaries.  We are no longer subject to state or foreign jurisdiction income tax examinations for years before 2012 and 2011, respectively.

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

December 31, 2017, 2016 and 2015

(1)	Summary of Significant Accounting Policies—continued
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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our customers are generally concentrated in the automotive, wind energy, building materials, machinery and metals industries. During the fiscal years ended December 31, 2017, 2016 and 2015, aggregate sales in the automotive industry totaled 40%, 43% and 37% of revenue, respectively.  In 2017, 2016 and 2015, General Motors accounted for approximately 16%, 18% and 11% of our total operating revenues, respectively.  In 2017, sales to our top 10 customers, including General Motors, totaled 40%.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(2)	Accounts Receivable

Accounts receivable amounts appearing in the consolidated financial statements include both billed and unbilled receivables.  We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $26.2 million and $16.4 million at December 31, 2017 and 2016, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2017	2016	2015
Balance at beginning of year	$1,613	$5,173	$5,207
Provision for doubtful accounts	1,533	3,099	3,004
Uncollectible accounts written off	(1,816)	(6,659)	(3,038)
Balance at end of year	$1,330	$1,613	$5,173

(3)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2017	2016
Transportation equipment	$236,667	$214,046
Land, buildings and related assets	102,977	96,549
Other operating assets	105,434	77,252
Information technology equipment	23,985	19,520
Construction in process	3,903	20,204
	472,966	427,571
Less accumulated depreciation	(205,771)	(181,294)
Total	$267,195	$246,277

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following items at December 31 (in thousands):

	2017	2016
Payroll related items	$9,854	$8,379
Driver escrow liabilities	8,071	7,601
Commissions, taxes and other	6,204	3,785
Total	$24,129	$19,765

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(5)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at	December 31,
	December 31, 2017	2017	2016
Outstanding Debt:
ABL Facility (1)	2.86% to 5.00%	$70,225	$71,600
Westport Facility (2)
Term Loan	4.36%	22,500	34,000
Revolver	NA	—	3,000
Equipment Financing (3)	3.18% to 4.22%	112,205	104,607
Real Estate Financing (4)	3.82%	44,309	49,643
Margin Facility (5)	NA	—	—
Unamortized debt issuance costs		(1,261)	(1,583)
		247,978	261,267
Less current portion of long-term debt		40,870	34,455
Total long-term debt, net of current portion		$207,108	$226,812

(1) The ABL Facility provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR or a base rate, and matures on December 23, 2020. The facility, which is secured by cash, deposits and accounts receivable of the borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. At December 31, 2017, we were in compliance with all covenants under the Facility, and $32.0 million was available for borrowing.

(2) The Westport Facility provides our subsidiary, Westport Axle Corporation, with maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR or a base rate, and are secured by all of Westport’s assets. The Company becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. The Westport Facility includes customary affirmative and negative covenants and events of default. At December 31, 2017, we were in compliance with all covenants, and $10.5 million was available for borrowing.

(3) The Equipment Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance transportation equipment. The equipment notes, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants and are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.22%. At December 31, 2017, we were in compliance with all covenants.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(5)	Debt—continued

(4) The Real Estate Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance certain real property. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At December 31, 2017, we were in compliance with all covenants.

(5) The Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. We did not have any amounts outstanding under our line of credit at December 31, 2017 or 2016, and the maximum available borrowings under the line of credit were $8.9 million and $7.0 million, respectively.

The following table reflects the maturities of our principal repayment obligations as of December 31, 2017 (in thousands):

Years Ending December 31	ABL Facility	Westport Facility - Term Loan	Westport Facility - Revolver	Equipment Financing	Real Estate Financing	Total
2018	$—	$6,000	$—	$30,188	$5,017	$41,205
2019	—	6,000	—	31,293	5,176	42,469
2020	70,225	10,500	—	32,313	5,176	118,214
2021	—	—	—	12,909	5,176	18,085
2022	—	—	—	5,502	5,175	10,677
Thereafter	—	—	—	—	18,589	18,589
Total	$70,225	$22,500	$—	$112,205	$44,309	$249,239

The Company is also party to three interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $27.7 million at December 31, 2017. Under two of the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became  effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  The third interest rate swap agreement (swap C) has a notional amount of $12.0 million and expired February 2018.  Under swap C, the Company receives interest at the one-month LIBOR rate, and pays a fixed rate of 0.78%.  At December 31, 2017, the fair value of the three swap agreements was an asset of $0.3 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 6, “Fair Value Measurement and Disclosures” for additional information pertaining to interest rate swaps.

(6)	Fair Value Measurement and Disclosures

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

December 31, 2017, 2016 and 2015

(6)	Fair Value Measurement and Disclosures—continued

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$75	$—	$—	$75
Marketable securities	15,144	—	—	15,144
Interest rate swaps	—	260	—	260
Total Assets	$15,219	$260	$—	$15,479

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$4	$—	$—	$4
Marketable securities	14,359	—	—	$14,359
Interest rate swaps	—	161	—	161
Total Assets	$14,363	$161	$—	$14,524

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
•

Marketable securities – Marketable securities represent equity securities, which consist of common and preferred stocks, are actively traded on public exchanges and are listed as Level 1 assets.  Fair value was measured based on quoted prices for these securities in active markets.

•

Interest rate swaps - The fair value of our interest rate swaps, as provided by a third party service provider, is determined using a methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. The fair value measurement also incorporates credit valuation adjustments reflecting both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk.

Our revolving credit and term loan agreements and our real estate promissory notes all consists of variable rate borrowings.  We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy.  The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our equipment promissory notes with fixed rates, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying values and estimated fair values of these promissory notes at December 31, 2017 is summarized as follows:

	2017
	Carrying Value	Estimated Fair Value
Equipment promissory notes	$112,205	$112,115

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(7)	Transactions with Affiliates

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

Universal also purchases other services from affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the years ended December 31 (in thousands):

	2017	2016	2015
Administrative support services	$2,771	$2,638	$3,234
Truck fuel, tolls and maintenance	2,652	2,656	2,523
Real estate rent and related costs	17,046	17,174	13,174
Insurance and employee benefit plans	55,995	44,548	46,173
Contracted transportation services	35	233	969
Total	$78,499	$67,249	$66,073

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

A significant number of our operating locations are located in facilities leased from affiliates.  At 36 facilities, occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly.  Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility.  However, we are not limited to such arrangements. See Note 9, “Leases” for further information regarding the cost of leased properties.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders.  Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At December 31, 2017 and 2016, amounts due to affiliates were $12.0 million and $4.6 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At December 31, 2017 and 2016, there were $10.1 million and $8.7 million, respectively, included in each of these accounts for insured claims.

During 2016 and 2017, we made purchases totaling $2.3 million and $2.1 million, respectively, for wheels and tires for new trailering equipment.  We also purchased 64 used tractors from an affiliate in 2017 for $1.8 million.  In 2016, we contracted with an affiliate to provide real property improvements to us totaling $1.0 million, and purchased an additional $0.2 million in revenue equipment components during the same period.

We periodically use the law firm of Sullivan Hincks & Conway to provide legal services.  Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway.  Not included in the table above are amounts paid for legal services during 2017 and 2015 of $1,400 and $1,500, respectively.  No amounts were paid for legal services during 2016.

During 2017, we exercised our right of first refusal to acquire 17,500 shares of restricted stock from a director, H. E. “Scott” Wolfe, for $385,000 based on the closing market price on the effective date of the transaction.

In 2016, we purchased a multi-building, cross-dock logistics terminal located in Romulus, Michigan from a subsidiary of CenTra, Crown Enterprises, Inc. The purchase price, which was established by an independent third party appraisal, was $22.5 million payable pursuant to a promissory note issued to Crown. At December 31, 2016, the promissory note was fully repaid.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(7)	Transactions with Affiliates—continued

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to CenTra and affiliates for the years ended December 31 (in thousands):

	2017	2016	2015
Purchased transportation and equipment rent	$1,100	$1,090	$400
Fueling, maintenance and other support services	—	—	158
Total	$1,100	$1,090	$558

At December 31, 2017 and 2016, amounts due from affiliates were $2.7 million and $2.5 million, respectively.

(8)	Income Taxes

A summary of income (loss) related to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Operations
U.S. Domestic	$28,360	$40,172	$62,781
Foreign	(11,219)	(767)	2,224
Total pre-tax income	$17,141	$39,405	$65,005

The provision (benefit) for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2017	2016	2015
Current:
U.S. Federal	$5,394	$7,432	$19,544
State	2,227	748	4,469
Foreign	688	284	449
	8,309	8,464	24,462
Deferred:
U.S. Federal	(14,264)	6,521	1,183
State	(1,113)	140	(730)
Foreign	(3,944)	36	89
	(19,321)	6,697	542
Total	$(11,012)	$15,161	$25,004

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, significantly changing the U.S. tax code by providing for, among other things, lower corporate income tax rates and requiring companies to pay a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Effective January 1, 2018, the Tax Cuts and Jobs Act permanently reduced the U.S. corporate income tax rate from 35% to 21%. In accordance with U.S. GAAP, the reduction in the enacted rate caused the Company to revalue its ending net deferred tax assets and liabilities and caused the Company to record a provisional tax benefit of $18.2 million in its consolidated financial statements for the year ended December 31, 2017. With respect to the transition tax on deemed repatriated foreign earnings, the Company determined that, based upon information currently available, the transition tax did not have a material impact on its results of operations, financial position or cash flows.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(8)	Income Taxes—continued

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides guidance on the accounting for the tax effect of the Tax Cuts and Jobs Act in situations when a company does not have all necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act.  SAB 118 allows for a measurement period not to exceed one year from the enactment of the Tax Cuts and Jobs Act for companies to complete their analysis.  The Company recognized the provisional impact related to the revaluation of deferred tax assets and liabilities in its December 31, 2017 consolidated financial statements and determined that there was no material impact from the transition tax; however, the ultimate impact may differ materially due to additional analysis, changes in interpretations and assumptions, or additional regulatory guidance that may be issued.

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2017	2016
Domestic deferred tax assets:
Allowance for doubtful accounts	$323	$633
Other assets	2,694	2,792
Accrued expenses	6,622	5,384
Total domestic deferred tax assets	$9,639	$8,809
Domestic deferred tax liabilities:
Prepaid expenses	$1,002	$144
Marketable securities	1,153	1,613
Intangible assets	7,894	13,341
Property and equipment	31,951	41,530
Total domestic deferred tax liabilities	$42,000	$56,628
Net domestic deferred tax liabilities	$32,361	$47,819
Foreign deferred tax assets
Net operating losses	$3,636	$407
Other assets	928	164
Valuation allowance - foreign	(410)	(407)
Total foreign deferred tax asset	$4,154	$164
Net deferred tax liability	$28,207	$47,655

In assessing whether deferred tax assets may be realized in the future, management considers whether it is more likely than not that some portion of such tax assets will not be realized. The deferred tax assets and liabilities were reviewed separately by jurisdictions when measuring the need for valuation allowances.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the domestic deferred tax assets are expected to reverse, and our ability to generate future capital gains, management believes it is more likely than not that we will realize the benefits of these deductible differences.  Thus, no valuation allowance has been established for the domestic deferred tax assets.  We had foreign net operating loss carryforward associated with our Mexican subsidiary with a tax effect of $3.2 million as of December 31, 2017. The net operating loss carryforward will expire in 2027. Although realization is not assured, the Company has concluded that it is more likely than not that the deferred tax asset will be fully realized and as such no valuation allowance has been provided.  At December 31, 2017, we had foreign net operating loss carryforward associated with our German subsidiary with a tax effect of $0.4 million. Based on the anticipated earnings projections, management has recorded a full valuation allowance for the deferred tax assets associated with this entity.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(8)	Income Taxes—continued

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2017	2016	2015
Federal statutory rate	35%	35%	35%
Change in tax law	-106%	0%	0%
Non-deductible expense	2%	0%	0%
State, net of federal benefit	4%	2%	4%
Foreign	1%	1%	-1%
Effective tax rate	-64%	38%	38%

As of December 31, 2017, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.4 million.  These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate.  At December 31, 2017, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months.  As of December 31, 2017, the amount of accrued interest and penalties was $0.1 million and $0.1 million, respectively.

The changes in our gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2017	2016	2015
Unrecognized tax benefit – beginning of year	$416	$333	$414
Increases related to prior year tax positions	22	24	42
Increases related to current year tax positions	9	95	6
Decreases related to prior year tax positions	(80)	(36)	(129)
Unrecognized tax benefit – end of year	$367	$416	$333

(9)	Leases

We lease office space, warehouses, freight distribution centers, terminal yards and equipment under non-cancelable operating lease arrangements.  Except where we deliver services within facilities provided by our customers, we lease warehouse and freight distribution centers used in our logistics operations, often in connection with a specific customer program.  Where facilities are substantially dedicated to a single customer and our lease is with an independent property owner, we attempt to align lease terms with the expected duration of the underlying customer program.

In most cases, we expect our facility leases will be renewed or replaced by other leases in the ordinary course of business.  Where possible, we contractually secure the recovery of certain occupancy costs, including rent, during the term of a customer program.  Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2017 are as follows (in thousands):

Years Ending December 31	With Affiliates	With Third Parties	Total
2018	$12,800	$10,108	$22,908
2019	9,578	8,534	18,112
2020	6,826	3,276	10,102
2021	5,480	511	5,991
2022	3,919	—	3,919
Thereafter	10,815	—	10,815
Total required payments	$49,418	$22,429	$71,847

Rental expense for facilities, vehicles and other equipment leased from third parties under operating leases approximated $17.9 million, $20.2 million and $19.2 million for the years ended December 31, 2017, 2016 and 2015.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(10)	Comprehensive Income

Comprehensive income includes the following for the years ended December 31 (in thousands):

	2017	2016	2015
Unrealized holding (losses) gains on available-for-sale securities arising during the period:
Gross amount	$1,645	$1,787	$(1,597)
Income tax (expense) benefit	38	(645)	582
Net of tax amount	$1,683	$1,142	$(1,015)
Realized (gains) on available-for-sale securities reclassified into income:
Realized gains on sales of available-for-sale securities	$(923)	$(412)	$(347)
Other-than-temporary impairment losses	—	—	230
Total before tax	(923)	(412)	(117)
Income tax expense	384	148	45
Net of tax amount	$(539)	$(264)	$(72)
Unrealized holding gains on interest rate swaps arising during the period:
Gross amount	$99	$161	$—
Income tax expense	(1)	(62)	—
Net of tax amount	$98	$99	$—
Foreign currency translation adjustments	$672	$(1,161)	$(2,252)

The unrealized holding gains and losses on available-for-sale investments represent mark-to-market adjustments net of related income taxes.

(11)	Retirement Plans

We offer 401(k) defined contribution plans to our employees.  The plans are administered by a company controlled by our principal shareholders and include different matching provisions depending on which subsidiary or affiliate is involved.  In the plans available to certain employees not subject to collective bargaining agreements, we matched contributions up to $600 annually for each employee who is not considered highly compensated through December 31, 2008, after which some matching contributions were suspended as a response to market conditions at certain subsidiaries.  Three other 401(k) plans are provided to employees of specific operations and offer matching contributions that range from zero to $2,080 per participant annually. The total expense for contributions for 401(k) plans, including plans related to collective bargaining agreements, was $0.5 million, $0.5 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In connection with a collective bargaining agreement that covered 12 Canadian employees at December 31, 2017, we are required to make defined contributions into the Canada Wide Industrial Pension Plan.  At December 31, 2017 and 2016, the required contributions totaled approximately $41,000 and $31,000, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(12)	Stock Based Compensation

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

On February 22, 2017, February 24, 2016, April 29, 2015 and March 5, 2015, the Company granted 10,000, 10,000, 20,000 and 10,000 shares, respectively, of restricted stock to its Chief Executive Officer.  The restricted stock grants have fair values of $13.45, $15.55 per share, $22.03 per share, and $25.18 per share, respectively, based on the closing price of the Company’s stock on each grant date.  For each award, 25% of the shares vested immediately on the grant dates, and the remaining shares vest in three equal installments on March 5 of each of the next three years following the grant date, with the final vesting of the 2017 award to occur on March 5, 2020, in each case subject to continued employment with the company.

On December 23, 2015, the Company granted 50,000 shares of restricted stock to certain of its employees, including 10,000 shares to its Chief Financial Officer. The restricted stock grants have a grant date fair value of $14.93 per share, based on the closing price of the Company’s stock, of which 25% vested immediately, and an additional 25% will vest in three equal increments on each December 20 in 2016, 2017 and 2018.

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

A summary of the status of our non-vested shares as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	45,000	$17.75
Granted	10,000	$13.45
Vested	(23,750)	$17.41
Forfeited	—	$—
Balance at December 31, 2017	31,250	$16.63

During the years ended December 31, 2017, 2016 and 2015, the total grant date fair value of vested shares recognized as compensation cost was $414,000, $571,000, and $494,000 respectively.  As of December 31, 2017, there was $520,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation costs of $413,000, $73,000, and $34,000 during 2018, 2019 and 2020, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(13)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

On October 16, 2017, a jury in state court in Cook County, Illinois rendered a verdict of $54.2 million against Universal Am-Can, Ltd. (“UACL”) in the matter of Denton v. UACL, et al. The litigation relates to a vehicular accident that occurred on February 8, 2011 on I-65 in Rensselaer, Indiana. The accident involved a tractor-trailer being driven by an independent owner-operator of UACL. The driver was braking on the expressway in order to avoid another vehicle being driven the wrong way on the interstate. The truck attempted to avoid the oncoming vehicle and the plaintiff’s vehicle and, in so doing, struck the plaintiff’s vehicle. As a result of the accident, the plaintiff sustained non-life threatening injuries. In connection with the verdict, the jury determined that UACL was responsible for the liability associated with the accident. The verdict included $19.2 million in compensatory damages and $35.0 million in punitive damages against UACL. The insurance coverage available for reimbursement of UACL’s damages underlying the verdict is limited to $1.0 million. We believe the facts and the law do not support the jury’s findings of liability against UACL.  Post-trial motions have been filed seeking a reduction of the verdict or reversal of the judgment.  The Company may further seek to appeal the verdict to the extent the circuit court does not set it aside the judgment as a result of these motions. The Company currently estimates the possible range of financial exposure in the matter, net of insurance coverage, to be between $18.2 and $53.2 million.  Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $18.2 million.  While we cannot predict with any certainty the outcome of this litigation, its ultimate resolution could be significantly different from our estimate and materially affect our financial condition, results of operations and cash flows.

The Company was plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. (“Dalton”) in the United States District Court for the Southern District of Texas. The Company was seeking approximately $1.9 million in damages from a debtor relating to unpaid freight charges. In response to the filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: One in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million, but ignored the $1.9 million jury award in favor of Universal.  The Company believes this ruling was in error and further believes the jury erred in their findings of any damages against Universal, and therefore, the Company plans to appeal both the ruling and the verdict.  The Company currently estimates the possible range of financial exposure in the matter to be between $0 and $5.7 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $1.8 million.  While we cannot predict with any certainty the outcome of this litigation, management does not believe the outcome will have a material adverse effect on our business, financial condition, results of operations or cash flows.

On February 21, 2018, Ford Motor Company (“Ford”) filed suit against two of the Company’s subsidiaries and two related parties in state court in Oakland County, Michigan (the “Indemnity Action”).  The complaint seeks a declaratory judgment that Universal and its co-defendants are required to indemnify Ford for damages sustained by Ford in a wrongful death lawsuit in Clay County, Missouri (the “Underlying Action”).  In February 2018, a jury returned a verdict against Ford in the Underlying Action and awarded the decedent’s estate $76 million in damages.  Universal believes that, under Michigan law and its agreement with Ford, Universal is not required to indemnify Ford for Ford’s own negligence that led to the jury verdict in the Underlying Action.  Additionally, at the time of the incident that is the subject of the Underlying Action, Universal had in place insurance required by Ford providing for up to $3.0 million of coverage from a co-defendant.  The Company currently estimates the possible range of financial exposure in the matter, net of insurance coverage, to be between $0 and $73 million.  Based on not only its knowledge of the facts associated with the Underlying Action and the Indemnity Action but also the opinions of its outside counsel, Universal has determined that a loss in the Indemnity Action is not probable and no accrual is necessary at this time.  While the outcome of the Indemnity Action cannot be predicted with any certainty and management believes the Company will be successful in defending its position, the outcome could have material adverse effect on our business, financial position, results of operations and cash flows.

The Company is involved in certain other claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. Based on the knowledge of the facts, and in certain cases, opinions of outside counsel, in the Company’s opinion the resolution of these claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows. However, if we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(13)	Commitments and Contingencies - continued

At December 31, 2017, approximately 19% of our employees in the United States, Canada and Colombia, and 95% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically.  None of the employees in the United States, Canada and Colombia are subject to contracts that expire in 2018.  The contract for our Mexican employees expiring in 2018 is currently being negotiated.

(14)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the years ended December 31, 2017, 2016 and 2015, there were 2,922, zero and 2,273 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

For the years ended December 31, 2017, 2016 and 2015, 2,500, 45,000 and 30,725 shares of non-vested restricted stock, respectively, were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

(15)	Quarterly Financial Data (unaudited)

	2017
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$284,442	$305,199	$313,001	$314,023
Operating income (loss)	9,169	6,417	(3,484)	13,112
Income (loss) before income taxes	7,001	4,400	(5,271)	11,011
Income tax (benefit) expense	2,683	1,661	(1,966)	(13,390)
Net income (loss)	$4,318	$2,739	$(3,305)	$24,401
Earnings per common share:
Basic	$0.15	$0.10	$(0.12)	$0.86
Diluted	$0.15	$0.10	$(0.12)	$0.86
Weighted average number of common shares outstanding:
Basic	28,435	28,443	28,441	28,382
Diluted	28,435	28,443	28,444	28,390

	2016
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$260,394	$276,813	$271,493	$264,051
Operating income	13,930	16,774	10,027	5,849
Income before income taxes	12,105	14,771	8,119	4,410
Income tax expense	4,628	5,724	3,122	1,687
Net income	$7,477	$9,047	$4,997	$2,723
Earnings per common share:
Basic	$0.26	$0.32	$0.18	$0.10
Diluted	$0.26	$0.32	$0.18	$0.10
Weighted average number of common shares outstanding:
Basic	28,402	28,414	28,413	28,415
Diluted	28,402	28,414	28,413	28,415

During the fourth quarter of 2017, the Company recognized an $18.2 million income tax benefit due to the Tax Cuts and Jobs Act.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(16)	Segment Reporting

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

The following tables summarize information about our reportable segments as of and for the fiscal years ended December 31, 2017, 2016 and 2015 (in thousands):

2017	Transportation	Logistics	Other	Total
Operating revenues	$750,302	$465,070	$1,293	$1,216,665
Eliminated inter-segment revenues	(1,064)	(8,095)	—	(9,159)
Depreciation and amortization	17,661	29,136	198	46,995
Income from operations	14,512	10,597	105	25,214
Capital expenditures	12,330	50,597	433	63,360
Total assets	291,736	293,773	25,083	610,592

2016	Transportation	Logistics	Other	Total
Operating revenues	$656,496	$414,948	$1,307	$1,072,751
Eliminated inter-segment revenues	(1,896)	(7,482)	—	(9,378)
Depreciation and amortization	13,459	23,064	179	36,702
Income from operations	22,399	27,653	(3,472)	46,580
Capital expenditures	9,464	91,045	500	101,009
Total assets	252,164	292,227	26,066	570,457

2015	Transportation	Logistics	Other	Total
Operating revenues	$721,437	$406,822	$514	$1,128,773
Eliminated inter-segment revenues	(3,659)	(6,170)	—	(9,829)
Depreciation and amortization	11,153	23,565	155	34,873
Income from operations	28,683	43,848	864	73,395
Capital expenditures	2,034	23,797	426	26,257
Total assets	219,759	253,429	29,967	503,155

We provide a portfolio of transportation and logistics services to a wide range of customers throughout the United States and in Mexico, Canada and Colombia.  Revenues attributed to geographic areas are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$1,179,115	$1,038,963	$1,090,683
Mexico	24,346	20,046	27,676
Canada	11,538	12,157	8,577
Colombia	1,666	1,585	1,837
Total	$1,216,665	$1,072,751	$1,128,773

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(16)	Segment Reporting—continued

Net long-lived property and equipment assets by geographic area are presented in the table below (in thousands):

	Year Ended December 31,
	2017	2016
United States	$245,070	$233,644
Mexico	21,725	12,188
Canada	389	431
Colombia	11	14
Total	$267,195	$246,277

(17)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;  (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. For our transportation services businesses, which include truckload, brokerage, intermodal and dedicated services, the adoption of the standard will change the timing of revenue recognition from at delivery to over-time as the performance obligations on the in-transit services are completed.  For our value-added service businesses, the adoption of the standard will not change the timing of revenue recognition.  On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective transition method with a cumulative adjustment to retained earnings.  Due to the Company’s short in-transit period for transportation services, the impact did not have a significant impact on its results of operations, financial position or cash flows. The standard also requires additional disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is finalizing its evaluation of the impact of the required disclosures that will be effective in the first quarter 2018 and expects the disclosures to be enhanced.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, the ASU requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments are to be applied by means of a cumulative-effect adjustment to the balance sheet and are effective for interim and annual periods beginning after December 15, 2017. The Company adopted this new standard effective January 1, 2018 using the modified retrospective method with a cumulative adjustment to retained earnings of approximately $3.8 million.

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of the new standard is to establish principles for lessees and lessors to report information about the amount, timing, and uncertainty of cash flows arising from a lease.  The ASU will require a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 using a modified retrospective approach. Early adoption is permitted, although we do not plan to adopt early.  We are currently evaluating the effects ASU 2016-02 will have on our consolidated financial statements and related disclosures. We currently disclose approximately $71.8 million in operating lease obligations in Note 9, “Leases”.  We will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. Upon adoption, we would expect the amount recognized for the right-of-use assets and lease liabilities to be material to the consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2017, 2016 and 2015

(17)	Recent Accounting Pronouncements - continued

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value and impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017.  We early adopted this ASU for our annual impairment test performed in the third quarter 2017. There was no impact resulting from this adoption on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the 2017 Tax Act. The amendment provides the option to reclassify stranded tax effects resulting from the 2017 Tax Act and within accumulated other comprehensive income (AOCI) to retained earnings. New disclosures will be required upon adoption, including the accounting policy for releasing income tax effects from AOCI, whether reclassification of stranded income tax effects is elected, and information about other income tax effect reclassifications. The amendment will become effective for us on January 1, 2019, though early adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures

(18)	Subsequent Events

On February 1, 2018, the Company acquired Fore Transportation, Inc., Fore Transport, Inc. and 4 Cargo, LLC (collectively, “Fore”), and APA Holdings, LLC (“Apa Holdings”).  Fore provides comprehensive intermodal solutions, including local and regional drayage services.  Apa Holdings owns and leases real property and improvements, including a 28-acre terminal that serves as Fore’s corporate headquarters and its secured trailer and container storage facility for 1,100 units.  The total cash purchase price was $34.9 million, subject to customary post-closing adjustments. To fund the acquisition, the Company used available cash and borrowed approximately $31.3 million using its margin credit facility, revolving credit facility and secured real estate financing.  The Company is in the process of finalizing the purchase accounting for this transaction.

On February 22, 2018, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable to shareholders of record at the close of business on March 5, 2018 and is expected to be paid on March 15, 2018.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017. The Company’s independent registered public accounting firm, BDO USA LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Universal Logistics Holdings, Inc.

Warren, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Universal Logistics Holdings Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Troy, Michigan

March 16, 2018

ITEM 9B:	OTHER INFORMATION

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 26, 2018. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 26, 2018.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 26, 2018.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 26, 2018.

The following table presents information about equity plans under which equity securities of the Company are authorized for issuance at December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	31,250	$—	(1)	206,880
Equity compensation plans not approved by security holders	—	$—		—
Total	31,250	$—	(1)	206,880

(1)

Reflects shares to be issued under restricted stock bonus awards, which do not have an exercise price.  As of December 31, 2017, the Company has no outstanding options, warrants or rights that require payment of an exercise price.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 26, 2018.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 26, 2018.

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

4.2	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

10.1	Consulting Agreement between the Registrant and Manuel J. Moroun (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2013)

10.2+	Employment Agreement between the Registrant and Jeff Rogers (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2015)

10.3	Service Level Agreement between the Registrant and Data System Services, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2015)

10.4+	2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Schedule 14A filed on April 29, 2014)

10.5+

Form of Restricted Stock Bonus Award Agreement under the 2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Schedule 14A filed on April 29, 2014)

Exhibit No.	Description
10.6

Revolving Credit and Security Agreement among Universal Truckload, Inc., Universal Dedicated, Inc., Mason Dixon Intermodal, Inc., Logistics Insight Corp., Universal Logistics Solutions International, Inc., Universal Specialized, Inc., Cavalry Logistics, LLC and Universal Management Services, Inc., and PNC Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015)

10.7	Credit Agreement between Westport Axle Corp. and Comerica Bank (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on December 29, 2015)

10.8	Loan and Financing Agreement between the Registrant and Flagstar Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2016)

10.9	Purchase Agreement between UTSI Finance and Crown Enterprises (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2016)

10.10	Promissory Note with UTSI Finance and Crown Enterprises (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2016)

10.11	First Amendment to Credit Agreement between Westport Axle Corp. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2017)

10.12	Second Amendment to Credit Agreement between Westport Axle Corp. and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2017)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of BDO USA LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

+	Indicates a management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)
By:	/s/ Jude Beres
Jude Beres, Chief Financial Officer

Date: March 16, 2018

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

Signatures	Title	Date

/s/ Jeff Rogers	Chief Executive Officer	March 16, 2018
Jeff Rogers	(Principal Executive Officer)
/s/ Jude Beres	Chief Financial Officer and Treasurer	March 16, 2018
Jude Beres	(Principal Financial and Accounting Officer)
/s/ Matthew T. Moroun	Chairman of the Board	March 16, 2018
Matthew T. Moroun
/s/ Manuel J. Moroun	Director	March 16, 2018
Manuel J. Moroun
/s/ Grant Belanger	Director	March 16, 2018
Grant Belanger
/s/ Frederick P. Calderone	Director	March 16, 2018
Frederick P. Calderone
/s/ Joseph J. Casaroll	Director	March 16, 2018
Joseph J. Casaroll
/s/ Daniel J. Deane	Director	March 16, 2018
Daniel J. Deane
/s/ Michael A. Regan	Director	March 16, 2018
Michael A. Regan
/s/ Daniel C. Sullivan	Director	March 16, 2018
Daniel C. Sullivan
/s/ Richard P. Urban	Director	March 16, 2018
Richard P. Urban
/s/ H.E. “Scott” Wolfe	Director	March 16, 2018
H. E. “Scott” Wolfe