Form 10-Q
period 2018-03-31
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2018-05-10
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 7, 2018, was 28,394,892.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2,145	$1,672
Marketable securities	11,932	15,144
Accounts receivable – net of allowance for doubtful accounts of $1,544 and $1,330, respectively	197,489	171,036
Other receivables	18,507	17,511
Due from affiliates	4,497	2,685
Prepaid income taxes	793	4,515
Prepaid expenses and other	18,123	16,103
Total current assets	253,486	228,666
Property and equipment – net of accumulated depreciation of $209,940 and $205,771, respectively	272,665	267,195
Goodwill	84,827	74,484
Intangible assets – net of accumulated amortization of $57,823 and $56,901, respectively	41,995	31,259
Deferred income taxes	4,154	4,154
Other assets	5,341	4,834
Total assets	$662,468	$610,592
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$103,856	$84,380
Due to affiliates	6,469	11,964
Accrued expenses and other current liabilities	27,407	24,129
Insurance and claims	38,322	37,727
Current portion of long-term debt	48,204	40,870
Total current liabilities	224,258	199,070
Long-term liabilities:
Long-term debt, net of current portion	222,759	207,108
Deferred income taxes	33,388	32,361
Other long-term liabilities	2,658	3,288
Total long-term liabilities	258,805	242,757
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,954,202 and 30,941,702 shares issued; 28,394,892 and 28,382,392 shares outstanding, respectively	30,955	30,943
Paid-in capital	4,074	3,841
Treasury stock, at cost; 2,559,310 shares	(51,532)	(51,532)
Retained earnings	198,723	186,226
Accumulated other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net of income taxes of $0 and $1,090, respectively	-	3,823
Interest rate swaps, net of income taxes of $125 and $63, respectively	397	197
Foreign currency translation adjustments	(3,212)	(4,733)
Total shareholders’ equity	179,405	168,765
Total liabilities and shareholders’ equity	$662,468	$610,592

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Operating revenues:
Truckload services	$77,192	$71,490
Brokerage services	78,159	57,989
Intermodal services	46,609	35,927
Dedicated services	28,075	24,896
Value-added services	105,078	94,140
Total operating revenues	335,113	284,442
Operating expenses:
Purchased transportation and equipment rent	162,011	131,227
Direct personnel and related benefits	85,956	75,544
Operating supplies and expenses	28,091	28,984
Commission expense	8,913	7,544
Occupancy expense	7,373	7,831
General and administrative	7,987	7,958
Insurance and claims	5,460	5,858
Depreciation and amortization	12,218	10,327
Total operating expenses	318,009	275,273
Income from operations	17,104	9,169
Interest income	17	14
Interest expense	(2,570)	(2,250)
Other non-operating (expense) income	(395)	68
Income before income taxes	14,156	7,001
Income tax expense	3,722	2,683
Net income	$10,434	$4,318
Earnings per common share:
Basic	$0.37	$0.15
Diluted	$0.37	$0.15
Weighted average number of common shares outstanding:
Basic	28,386	28,435
Diluted	28,393	28,435
Dividends declared per common share	$0.105	$0.070

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Net Income	$10,434	$4,318
Other comprehensive income:
Unrealized changes in fair value of interest rate swaps, net of income taxes (1)	200	30
Foreign currency translation adjustments	1,521	999
Unrealized holding gains on available-for-sale investments arising during the period, net of income taxes (2)(4)	-	183
Realized loss on available-for-sale investments reclassified into income, net of taxes (3)(4)	-	9
Total other comprehensive income	1,721	1,221
Total comprehensive income	$12,155	$5,539

(1) Net of income taxes of $61 and $18, respectively.
(2) Net of income taxes of $0 and $77, respectively.
(3) Net of income taxes of $0 and $5, respectively.

(4) In accordance with the adoption of ASU 2016-01 on January 1, 2018 (see Note 4) unrealized holding gains and losses on equity securities have been reclassified to income for the current period and to retained earnings for historical amounts recorded in Accumulated Other Comprehensive Income at December 31, 2017.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$10,434	$4,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,218	10,327
Losses on marketable equity securities	520	14
(Gain) loss on disposal of property and equipment	(9)	50
Amortization of debt issuance costs	85	80
Stock-based compensation	246	246
Provision (credit) for doubtful accounts	(298)	698
Deferred income taxes	(1,564)	(3,207)
Change in assets and liabilities:
Trade and other accounts receivable	(23,177)	(7,130)
Prepaid income taxes, prepaid expenses and other assets	4,067	5,272
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	21,523	18,030
Due to/from affiliates, net	(7,307)	(1,668)
Other long-term liabilities	(630)	(1,192)
Net cash provided by operating activities	16,108	25,838
Cash flows from investing activities:
Capital expenditures	(7,336)	(17,669)
Proceeds from the sale of property and equipment	1,255	194
Purchases of marketable securities	(119)	—
Proceeds from sale of marketable securities	2,811	—
Acquisition of business	(34,850)	—
Net cash used in investing activities	(38,239)	(17,475)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	89,850	71,246
Repayments of debt - revolving debt	(72,349)	(69,646)
Proceeds from borrowing - term debt	12,406	2,729
Repayments of debt - term debt	(12,619)	(9,386)
Borrowings under margin account	9,100	—
Repayments under margin account	(3,364)	—
Payment of capital lease obligations	(22)	(27)
Capitalized financing costs	(124)	—
Dividends paid	(1,988)	(1,991)
Net cash provided by (used in) financing activities	20,890	(7,075)
Effect of exchange rate changes on cash and cash equivalents	1,714	310
Net increase in cash	473	1,598
Cash and cash equivalents – beginning of period	1,672	1,755
Cash and cash equivalents – end of period	$2,145	$3,353

Supplemental cash flow information:
Cash paid for interest	$2,408	$2,144
Cash paid for income taxes	$1,185	$787
Acquisition of business:
Fair value of assets acquired	$38,943	$-
Liabilities assumed	(3,838)	-
Acquisition obligation	(255)	-
Net cash paid for acquisition of business	$34,850	$-

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Universal” or the “Company”) have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2017 and 2016 and for each of the years in the three-year period ended December 31, 2017 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended March 31, 2018.  These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

(2)	Recent Accounting Pronouncements

Recently adopted accounting pronouncements

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, using the modified retrospective transition method with a cumulative adjustment to retained earnings of approximately $0.2 million.  ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;  (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when or as the entity satisfies a performance obligation. For our transportation services businesses, which include truckload, brokerage, intermodal and dedicated services, the adoption of the standard changed the timing of revenue recognition from “at delivery” to “over-time” as the performance obligations on the in-transit services are completed.  For our value-added service businesses, the adoption of the standard did not change the timing of revenue recognition.  Due to the Company’s short in-transit period for transportation services, the impact did not have a material impact on its consolidated results of operations, financial position or cash flows. The adoption of ASU 2014-09 required an increase in the level of information disclosed in the Notes to Unaudited Consolidated Financial Statements.  See Note 3 for additional information.

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, using the modified retrospective method.  Upon adoption, approximately $3.8 million in accumulated changes in the fair market value of the Company’s equity securities that were presented at December 31, 2017 in accumulated other comprehensive income were reclassified to retained earnings. ASU 2016-01 requires, among other things, equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities.

On January 1, 2018, the Company prospectively adopted ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The impact of the adoption did not have an impact on its results of operations, financial position or cash flows.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Recent Accounting Pronouncements - continued

Recent accounting pronouncements not currently effective

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of the new standard is to establish principles for lessees and lessors to report information about the amount, timing, and uncertainty of cash flows arising from a lease.  The ASU will require a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 using a modified retrospective approach. Early adoption is permitted, although we do not plan to adopt early.  We are currently evaluating the effects ASU 2016-02 will have on our consolidated financial statements and related disclosures. As of December 31, 2017, we disclosed approximately $71.8 million in operating lease obligations in Note 9, “Leases” in the Company’s Form 10-K.  We will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. Upon adoption, we would expect the amount recognized for the right-of-use assets and lease liabilities to be material to the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the Tax Cuts and Jobs Act of 2017. The amendment provides the option to reclassify stranded tax effects within accumulated other comprehensive income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recorded. New disclosures will be required upon adoption, including the accounting policy for releasing income tax effects from AOCI, whether reclassification of stranded income tax effects is elected, and information about other income tax effect reclassifications. Although the amendment will become effective for us on January 1, 2019, early adoption is permitted, although we do not plan to early adopt. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.

In March 2018, the FASB issued ASU 2018-05, Income Taxes, to clarify the accounting implications of Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides a measurement period that should not extend beyond one year from December 22, 2017, the date of the enactment of the Tax Cuts and Jobs Act, to complete the accounting under Accounting Standards Codification ("ASC") 740, Income Taxes. As of March 31, 2018, we have not adjusted the provisional estimate recorded at December 31, 2017. We expect to complete our analysis within the measurement period in accordance with SAB 118.

(3)	Revenue Recognition

The Company broadly groups its services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services.

Truckload services include dry van, flatbed, heavy-haul and refrigerated operations. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries.

To complement our available capacity, we provide customers freight brokerage services by utilizing third-party transportation providers to move freight.  Brokerage services also include full service domestic and international freight forwarding, and customs brokerage.

Intermodal services include rail-truck, steamship-truck and support services. Our intermodal support services are primarily short-to-medium distance delivery of rail and steamship containers between the railhead or port and the customer and drayage services.

Dedicated services are primarily provided in support of automotive and retail customers using specialized van equipment.  Dedicated services also include our final mile and ground expedited services.  Our dedicated services are primarily short run or round-trip moves within a defined geographic area.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)	Revenue Recognition - continued

Value-added services, which are typically dedicated to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management.  Value-added revenues are substantially driven by the level of demand for outsourced logistics services. Major factors that affect value-added service revenue includes changes in manufacturing supply chain requirements and production levels in specific industries, particularly the North American automotive and Class-8 heavy-truck industries.

Revenue is recognized as control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for its services.

Our transportation services businesses include truckload, brokerage, intermodal and dedicated services.  The adoption of ASU 2014-09 changed the timing of revenue recognition for transportation services from at delivery to over-time as the performance obligations on the in-transit services are completed.

Transportation services are short-term in nature; agreements governing their provision generally have a term of less than one year. They do not contain significant financing components.  In accordance with ASU 2014-09, the Company recognizes revenue over the period transportation services are provided to the customer, including service performed as of the end of the reporting period for loads currently in transit, in order to recognize the value that is transferred to a customer over the course of the transportation service.

We determine revenue in-transit using the input method, under which revenue is recognized based on the duration of time that has lapsed from the departure date (start of transportation services) to the arrival date (completion of transportation services). Measurement of revenue in transit requires the application of significant judgment. We calculate the estimated percentage of an order’s transit time that is complete at period end, and we apply that percentage of completion to the order’s estimated revenue.

For the Company’s value-added service businesses, the adoption of ASU 2014-09 did not change the timing of revenue recognition.  The contracts in our value-added services businesses are negotiated agreements, which contain both fixed and variable components. The variability of revenues is driven by volumes and transactions, which are known as of an invoice date. Value-added service contracts typically have terms that extend beyond one year, and they do not include financing components.  The timing of revenue recognition for value-added services will remain the same, as we have elected to use the “right to invoice” practical expedient, reflecting that a customer obtains the benefit associated with value-added services as they are provided.

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	March 31, 2018	January 1, 2018
Prepaid expenses and other - contract assets	$2,098	$1,361

We generally receive payment for performance obligations within 45 days of completion of transportation services and 65 days for completion of value-added services. Contract assets in the table above generally relate to revenue in transit at the end of the reporting period.

Practical expedients

The Company elected to use the following practical expedients that are available under ASC 606: (i) to apply the new revenue standard to a portfolio of contracts (or performance obligations) with similar characteristics, as we reasonably expect that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts; (ii) to recognize commission expense when incurred, which we consider to be a cost to obtain a contract, because the amortization period is less than one year; and (iii) to recognize revenue in the value-added services portfolio in the amount of consideration to which we have a right to invoice, that corresponds directly with the value to the customer of the service completed to date.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)     Revenue Recognition - continued

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of income and balance sheet was as follows (in thousands):

	Thirteen Weeks Ended March 31, 2018
Financial Statement Line Item	Under ASC 605	Adjustment	As Reported
Consolidated Statement of Income
Truckload services	$75,780	$1,412	$77,192
Brokerage services	77,749	410	78,159
Intermodal services	46,428	181	46,609
Dedicated services	27,980	95	28,075
Purchased transportation and equipment rent	160,240	1,771	162,011
Commission expense	8,876	37	8,913
Income tax expense	3,645	77	3,722
Net income	10,221	213	10,434
Consolidated Balance Sheet
Prepaid income taxes	870	(77)	793
Prepaid expenses and other	16,025	2,098	18,123
Accounts payable	102,048	1,808	103,856
Retained earnings	198,510	213	198,723

See also Note 13 for information on revenue reported by segment.

(4)	Marketable Securities

The Company accounts for its marketable equity securities in accordance with ASC Topic 321 “Investments- Equity Securities.” ASC Topic 321 requires companies to measure equity investments at fair value, with changes in fair value recognized in net income. The Company’s investments in marketable securities consist of equity securities with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income (expense).

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income beginning January 1, 2018. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note 8.

The following table sets forth market value, cost, and unrealized gains on equity securities (in thousands):

	March 31, 2018	December 31, 2017
Fair value	$11,932	$15,144
Cost	8,784	10,231
Unrealized gain	$3,148	$4,913

Prior to the Company’s  adoption of ASU 2016-01 as of January 1, 2018 , unrealized losses in fair market value were presented as a component of Accumulated Other Comprehensive Income in shareholders’ equity; before adoption of this guidance, the Company included in net income only realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities. The cost of securities determined to be in an other-than-temporary loss position was required to be presented net of the amount of the other-than-temporary impairment calculated. Subsequent to adoption of ASU 2016-01, cost is no longer presented net of other-than-temporary impairment. The December 31, 2017 cost reflected in the table above was presented net of approximately $424,000 of other-than-temporary impairment.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Marketable Securities - continued

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	March 31, 2018	December 31, 2017
Gross unrealized gains	$3,758	$5,390
Gross unrealized losses	(610)	(477)
Net unrealized gains	$3,148	$4,913

The following table shows the Company’s net realized gains (loss) on marketable equity securities (in thousands):

	Thirteen weeks ended
	March 31, 2018	April 1, 2017
Realized gain (loss)
Sale proceeds	$2,811	$—
Cost of securities sold	2,684	14
Realized gain (loss)	$127	$(14)

Realized gain (loss), net of taxes	$94	$(9)

During the thirteen-week period ended March 31, 2018, our marketable equity securities portfolio experienced a net unrealized pre-tax loss in market value of approximately $647,000, which was reported in other non-operating (expense) income for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Acquisitions

On February 1, 2018, the Company acquired Fore Transportation, Inc. and certain of its affiliates (collectively, “Fore”).  Fore provides comprehensive intermodal solutions, including local and regional drayage services. One of the acquired Fore affiliates owns and leases real property and improvements, including a 28-acre terminal that serves as Fore’s corporate headquarters and its secured trailer and container storage facility for 1,100 units.  The acquisition of Fore strategically enhances our geographic footprint and further diversifies our customer base. The total cash purchase price was $35.1 million. To fund the acquisition, the Company used available cash and borrowed approximately $31.3 million using its margin credit facility, revolving credit facility and secured real estate financing.

The Company accounted for the acquisition in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded at their estimated fair value as of February 1, 2018, with the remaining unallocated purchase price recorded as goodwill. The goodwill recorded is included in our transportation segment, and is non-deductible for income tax purposes. The pro forma effect of this acquisition has been omitted, as the effect is immaterial to the Company’s consolidated results of operations, financial position and cash flows. The preliminary allocation of the purchase price is as follows (in thousands):

Current assets	$6,077
Property and equipment	10,864
Goodwill	10,343
Intangible assets	11,659
Current liabilities	(1,234)
Deferred tax liabilities, net	(2,604)
$35,105

The intangible assets acquired represent Fore’s acquired customer relationships and a non-competition agreement, that are being amortized over a period of 10 years and five years, respectively.  The Company used the discount cash flow method to estimate the fair value of these acquired intangible assets.

Fore’s operating results have been included in the Company’s Unaudited Consolidated Statements of Income since February 1, 2018. Included in the Company’s operating results are acquisition related costs of approximately $0.2 million, which are reflected in operating supplies and expenses in the Unaudited Consolidated Statement of Income.

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31, 2018	December 31, 2017

Payroll related items	$9,092	$9,854
Driver escrow liabilities	3,629	3,785
Commissions, taxes and other	14,686	10,490
Total	$27,407	$24,129

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at March 31, 2018	March 31, 2018	December 31, 2017
Outstanding Debt:
ABL Facility (1)	3.44% to 5.50%	$83,795	$70,225
Westport Facility (2)
Term Loan	4.88%	19,500	22,500
Revolver	4.38%	3,930	—
Equipment Financing (3)	3.18% to 4.79%	109,176	112,205
Real Estate Financing (4)	4.13%	50,125	44,309
Margin Facility (5)	2.99%	5,737	—
Unamortized debt issuance costs		(1,300)	(1,261)
		270,963	247,978
Less current portion of long-term debt		48,204	40,870
Total long-term debt, net of current portion		$222,759	$207,108

(1) The ABL Facility provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR, or a base rate, and matures on December 23, 2020. The facility, which is secured by cash, deposits and accounts receivable of the borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. At March 31, 2018, we were in compliance with all covenants under the facility, and $41.1 million was available for borrowing.

(2) The Westport Facility provides our subsidiary, Westport Axle Corporation, with maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR, or a base rate, and are secured by all of Westport’s assets. The Company becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. The Westport Facility includes customary affirmative and negative covenants and events of default. At March 31, 2018, we were in compliance with all covenants, and $14.3 million was available for borrowing.

(3) The Equipment Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance transportation equipment. The equipment notes, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.79%. At March 31, 2018, we were in compliance with all covenants.

(4) The Real Estate Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance certain real property. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At March 31, 2018, we were in compliance with all covenants.

(5) The Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At March 31, 2018, the maximum available borrowing under the line of credit was $0.7 million.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Debt - continued

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $15.7 million at March 31, 2018. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became  effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  At March 31, 2018, the fair value of the swap agreements was an asset of $0.5 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 8 for additional information pertaining to interest rate swaps.

(8)	Fair Value Measurements and Disclosures

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date and expanded disclosures with respect to fair value measurements.

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

(8)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Marketable securities	$11,932	$—	$—	$11,932
Interest rate swaps	—	522	—	522
Total	$11,932	$522	$—	$12,454

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$75	$—	$—	$75
Marketable securities	15,144	—	—	15,144
Interest rate swaps	—	260	—	260
Total	$15,219	$260	$—	$15,479

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
•

Marketable securities – Marketable securities represent equity securities, which consist of common and preferred stocks, are actively traded on public exchanges and are listed as Level 1 assets.  Fair value was measured based on quoted prices for these securities in active markets.

•

Interest rate swaps – The fair value of our interest rate swaps, as provided by a third party service provider, is determined using a methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. The fair value measurement also incorporates credit valuation adjustments to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk.

Our revolving credit and term loan agreements and our real estate promissory notes consist of variable rate borrowings.  We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy.  The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at March 31, 2018 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$109,176	$107,566

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Transactions with Affiliates

CenTra, Inc., an affiliate of the Company, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from affiliates. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks ended March 31, 2018 and April 1, 2017 (in thousands):

	Thirteen weeks ended
	March 31, 2018	April 1, 2017

Administrative support services	$1,115	$503
Truck fuel, tolls and maintenance	503	777
Real estate rent and related costs	4,007	4,706
Insurance and employee benefit plans	11,289	14,572
Purchased transportation and equipment rent	3	5
Total	$16,917	$20,563

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

A significant number of our operating locations are located in facilities leased from affiliates.  At 36 facilities, occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly.  Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility; however, we are not limited to such arrangements.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders.  Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At March 31, 2018 and December 31, 2017, amounts due to affiliates were $6.5 million and $12.0 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At March 31, 2018 and December 31, 2017, there were $10.3 million and $10.1 million, respectively, included in each of these accounts for insured claims.

During the thirteen weeks ended April 1, 2017, we made purchases of used equipment from an affiliate totaling $1.8 million, and also purchased wheels and tires from an affiliate for new trailering equipment totaling $1.1 million during the same period.  There were no such purchases made during the thirteen-week period ended March 31, 2018.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks ended March 31, 2018 and April 1, 2017 (in thousands):

	Thirteen weeks ended
	March 31, 2018	April 1, 2017
Purchased transportation and equipment rent	$142	$326
Total	$142	$326

At March 31, 2018 and December 31, 2017, amounts due from affiliates were $4.5 million and $2.7 million, respectively.

(10)	Stock Based Compensation

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

On February 22, 2017, February 24, 2016, April 29, 2015 and March 5, 2015, the Company granted 10,000, 10,000, 20,000 and 10,000 shares, respectively, of restricted stock to our Chief Executive Officer.  The restricted stock grants have fair values of $13.45 per share, $15.55 per share, $22.03 per share, and $25.18 per share, respectively, based on the closing price of the Company’s stock on each grant date.  For each award, 25% of the shares vested immediately on the grant dates, and the remaining shares vest in three equal installments with the final vesting of the 2017 award to occur on March 5, 2020, in each case subject to continued employment with the company.

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

 A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	31,250	$16.63
Granted	—	$—
Vested	(12,500)	$19.65
Forfeited	—	$—
Balance at March 31, 2018	18,750	$14.62

In each of the thirteen-week periods ended March 31, 2018 and April 1, 2017, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million.  As of March 31, 2018, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.1 million during the remainder of 2018, and $0.1 million in each of 2019 and 2020.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks ended March 31, 2018 and April 1, 2017, there were 6,750 and 346 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

For the thirteen weeks ended April 1, 2017, 35,000 shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. No shares were excluded from the calculation of diluted earnings per share for the thirteen weeks ended March 31, 2018.

(12)	Dividends

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

Pursuant to the cash dividend policy in effect until February 21, 2018, the Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable to shareholders of record at the close of business on March 5, 2018 and paid on March 15, 2018.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

(13)	Segment Reporting

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

The following tables summarize information about our reportable segments as of and for the thirteen week period ended March 31, 2018 and April 1, 2017 (in thousands):

	Thirteen weeks ended March 31, 2018
	Transportation	Logistics	Other	Total
Operating revenues	$206,108	$128,648	$357	$335,113
Eliminated inter-segment revenues	771	2,803	-	3,574
Income from operations	10,113	7,433	(442)	17,104
Total assets	335,673	306,113	20,682	662,468

	Thirteen weeks ended April 1, 2017
	Transportation	Logistics	Other	Total
Operating revenues	$178,397	$105,735	$310	$284,442
Eliminated inter-segment revenues	285	1,908	-	2,193
Income from operations	6,353	4,193	(1,377)	9,169
Total assets	261,974	299,504	21,595	583,073

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)	Commitments and Contingencies

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

On February 21, 2018, Ford Motor Company (“Ford”) filed suit against two of the Company’s subsidiaries and two related parties in state court in Oakland County, Michigan (the “Indemnity Action”).  The complaint seeks a declaratory judgment that Universal and its co-defendants are required to indemnify Ford for damages sustained by Ford in a wrongful death lawsuit in Clay County, Missouri (the “Underlying Action”).  In February 2018, a jury returned a verdict against Ford in the Underlying Action and awarded the decedent’s estate $76 million in damages.  Universal believes that, under Michigan law and its agreement with Ford, Universal is not required to indemnify Ford for Ford’s own negligence that led to the jury verdict in the Underlying Action.  Additionally, at the time of the incident that is the subject of the Underlying Action, Universal had in place insurance required by Ford providing for up to $3.0 million of coverage from a co-defendant.  The Company currently estimates the possible range of financial exposure in the matter, net of insurance coverage, to be between $0 and $73 million.  Based on our knowledge of the facts associated with the Underlying Action and the Indemnity Action and the opinions of outside counsel, Universal has determined that no accrual is necessary at this time.  While the outcome of the Indemnity Action cannot be predicted with any certainty and management believes the Company will be successful in defending its position, the outcome could have material adverse effect on our business, financial position, results of operations and cash flows.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)	Commitments and Contingencies - continued

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

At March 31, 2018, approximately 26% of our employees in the United States, Canada and Colombia, and 94% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, none of which are subject to contracts that expire in 2018.

(15)	Subsequent Events

On April 26, 2018, our Board of Directors declared a quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on May 7, 2018 and expected to be paid on May 17, 2018.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2017, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 and the unaudited Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and Company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks ended March 31, 2018 and April 1, 2017, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Operating revenues:
Truckload services	23.0%	25.1%
Brokerage services	23.3	20.4
Intermodal services	13.9	12.6
Dedicated services	8.4	8.8
Value-added services	31.4	33.1
Total operating revenues	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended March 31, 2018 and April 1, 2017, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Operating revenues:	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	48.3	46.1
Direct personnel and related benefits	25.6	26.6
Operating supplies and expenses	8.4	10.2
Commission expense	2.7	2.7
Occupancy expense	2.2	2.8
General and administrative	2.4	2.8
Insurance and claims	1.6	2.1
Depreciation and amortization	3.6	3.6
Total operating expenses	94.9	96.8
Income from operations	5.1	3.2
Interest and other non-operating income (expense), net	(0.9)	(0.8)
Income before income taxes	4.2	2.4
Income tax expense	1.1	0.9
Net income	3.1%	1.5%

Thirteen Weeks Ended March 31, 2018 Compared to Thirteen Weeks Ended April 1, 2017

Operating revenues. Operating revenues for the thirteen weeks ended March 31, 2018 increased $50.7 million, or 17.8%, to $335.1 million from $284.4 million for the thirteen weeks ended April 1, 2017. Included in operating revenues are separately-identified fuel surcharges of $18.2 million for the thirteen weeks ended March 31, 2018 compared to $14.5 million for the thirteen weeks ended April 1, 2017.  Revenues from our transportation segment increased $27.7 million, or 15.5%, and income from operations increased $3.8 million, or 59.2%, compared to the same period last year.  The increase in operating income was primarily attributable to increased revenues and improved operating margins in several of our transportation segment businesses.  In our logistics segment, revenues increased $22.9 million, or 21.7%, over the same period last year and income from operations increased $3.2 million, or 77.3%.  The increase in operating income was primarily attributable to improved performance at several valued-added operations, including $2.2 million of additional operating income generated by our operations supporting Class 8 heavy-truck production.  Overall, consolidated income from operations increased $7.9 million, or 86.5%, to $17.1 million during the thirteen week period ended March 31, 2018.

Operating revenues from truckload services increased $5.7 million to $77.2 million during the thirteen weeks ended March 31, 2018, compared to $71.5 million for the same period last year. Included in truckload revenues for the recently completed quarter were $8.4 million in separately identified fuel surcharges compared to $6.6 million during the same period last year.  The increase in truckload services reflects a 15.2% increase in average operating revenue per load, excluding fuel surcharges.  This increase was partially offset by an 8.3% decrease in the number of loads hauled.  During the thirteen weeks ended March 31, 2018, Universal moved 72,966 loads compared to 79,536 during the same period last year.

Revenues during the thirteen weeks ended March 31, 2018 from brokerage services increased $20.2 million, or 34.8%, to $78.2 million compared to $58.0 million one year earlier. The growth in brokerage revenues is due to increases in the average operating revenue per load and in the number of loads hauled.  Universal’s average operating revenue per load increased 28.8% to $1,648 per load, up from $1,280 per load one year earlier. The number of brokerage loads hauled in the thirteen weeks March 31, 2018 increased 8.6% to 45,998 compared to 42,358 during the same period last year.

Intermodal services revenues increased $10.7 million, or 29.8%, to $46.6 million during the thirteen weeks ended March 31, 2018, up from $35.9 million during the same period last year.  Intermodal revenues for the recently completed quarter included $5.9 million of revenues from Fore, which was acquired by Universal on February 1, 2018.  Intermodal revenues during the thirteen weeks ended March 31, 2018 also included $5.0 million in separately identified fuel surcharges, compared to $3.7 million during the same period last year.  The growth is also due to increases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled.  During the thirteen weeks ended March 31, 2018, Universal moved 94,029 intermodal loads, compared to 83,553 loads during the same period last year, an increase of 12.5%, while also increasing its average operating revenue per load, excluding fuel surcharges, by 13.1%.

Operating revenues from dedicated services during the thirteen weeks ended March 31, 2018 increased to $28.1 million compared to $24.9 million one year earlier. Dedicated services revenues included $4.3 million in separately identified fuel surcharges in the thirteen weeks ended March 31, 2018 compared to $3.5 million during the same period last year.  Universal’s average dedicated operating revenue per load, excluding fuel surcharges, increased 14.2% compared to the prior year. This increase was partially offset by a decrease in the number of loads hauled. During the thirteen weeks ended March 31, 2018, Universal moved 50,188 dedicated services loads, compared to 51,996 loads one year earlier.

Value-added services revenues increased $11.0 million to $105.1 million in the thirteen weeks ended March 31, 2018.  This compares to $94.1 million from value-added services one year earlier.  Operations supporting the heavy-truck market continue to positively impact value-added services, contributing over $6.0 million of incremental revenues in the first quarter 2018.  Overall, revenues from value-added services grew by 11.7% compared to the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended March 31, 2018 increased by $30.8 million, or 23.5%, to $162.0 million from $131.2 million for the thirteen weeks ended April 1, 2017. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  For the thirteen weeks ended March 31, 2018, transportation-related services increased 20.9% compared to the same period last year.  As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 48.3% for the thirteen weeks ended March 31, 2018 from 46.1% during the same period last year.  The increase was primarily attributable to an increase in the mix of brokerage services revenues, which utilize third-party capacity, as well as an increase in the rates paid to acquire this capacity.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended March 31, 2018 increased by $10.5 million, or 13.9%, to $86.0 million compared to $75.5 million for the thirteen weeks ended April 1, 2017. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations.  As a percentage of operating revenues, personnel and related benefits expenses decreased to 25.6% for the thirteen weeks ended March 31, 2018, compared to 26.6% during the same period last year, reflecting a decrease in the mix of value-added services revenue as a percentage of total operating revenues. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses.  Operating supplies and expenses decreased by $0.9 million, or 3.1%, to $28.1 million for the thirteen weeks ended March 31, 2018 compared to $29.0 million for the thirteen weeks ended April 1, 2017. As a percentage of operating revenues, operating supplies and expenses decreased to 8.4% for the thirteen weeks ended March 31, 2018 from 10.2% for the thirteen weeks ended April 1, 2017. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The decrease was primarily the result of a $1.8 million decrease in travel and meals costs related to extended implementation and higher than anticipated customer production schedules at value-added programs in 2017.  Additional elements of the decreases included decreases in vehicle maintenance of $0.7 million, utilities of $0.4 million, and $1.0 million in bad debt expense resulting from the recovery of previously written-off customer receivable.  These decreases were partially offset by increases in fuel expense on Company equipment of $0.8 million, $0.4 million in professional service fees, and a $1.7 million increase in operating supplies and material costs in operations supporting heavy-truck.

Commission expense. Commission expense for the thirteen weeks ended March 31, 2018 increased by $1.4 million, or 18.7%, to $8.9 million from $7.5 million for the thirteen weeks ended April 1, 2017. Commission expense generally increases or decreases in proportion to our transportation-related services, except in cases where we generate a higher proportion of our revenues at company-managed terminals where no commissions are paid.  As a percentage of operating revenues, commission expense remained consistent at 2.7% for each of the thirteen week periods ended March 31, 2018 and April 1, 2017.

Occupancy expense.  Occupancy expenses decreased by $0.4million, or 5.1%, to $7.4 million for the thirteen weeks ended March 31, 2018 compared to $7.8 million for the thirteen weeks ended April 1, 2017.  The decrease was primarily attributable to a decrease in building rent as we consolidated facilities for one of our value-added programs.

General and administrative. General and administrative expense remained consistent at $8.0 million in each of the thirteen week periods ended March 31, 2018 and April 1, 2017, reflecting our efforts to maintain stable overhead expenditures while expanding the business. As a percentage of operating revenues, general and administrative expense decreased to 2.4% for the thirteen weeks ended March 31, 2018 from 2.8% for the thirteen weeks ended April 1, 2017.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended March 31, 2018 decreased by $0.4 million, or 6.8%, to $5.5 million from $5.9 million for the thirteen weeks ended April 1, 2017.  As a percentage of operating revenues, insurance and claims decreased to 1.6% for the thirteen weeks ended March 31, 2018 compared to 2.1% for the thirteen weeks ended April 1, 2017. The decrease reflects favorable outcomes in our cargo services claims and saving from our auto liability insurance program whereby, beginning in 2018, premiums are based on mileage compared to a percentage of transportation-related revenues under the prior program.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended March 31, 2018 increased by $1.9 million, or 18.4%, to $12.2 million from $10.3 million for the thirteen weeks ended April 1, 2017. The increase was primarily due to elevated levels of capital expenditures in recent years.  The increase in depreciation expense was partially offset by reductions in amortization expense as certain intangible assets became fully amortized.

Interest expense, net. Net interest expense was $2.6 million for the thirteen weeks ended March 31, 2018 compared to $2.2 million for the thirteen weeks ended April 1, 2017.  The increase of net interest expense reflects an increase in outstanding borrowings and in interest rates on our variable rate debt.  As of March 31, 2018, our outstanding borrowings were $272.3 million compared to $257.8 million at April 1, 2017.

Other non-operating (expense) income.  Other non-operating expense for the thirteen weeks ended March 31, 2018 was $0.4 million compared to other non-operating income of $0.1 million for the thirteen weeks ended April 1, 2017.  Included in other non-operating expense in the thirteen weeks ended March 31, 2018 were $0.6 million of holding losses on marketable securities due to changes in fair value recognized in income.

Income tax expense. Income tax expense for the thirteen weeks ended March 31, 2018 was $3.7 million compared to $2.7 million for the thirteen weeks ended April 1, 2017, based on an effective tax rate of 26.3% and 38.3%, respectively.   The decrease in the effective tax rate reflects impact of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

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

During the thirteen weeks ended March 31, 2018, our capital expenditures totaled $7.3 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2018, exclusive of any acquisitions of businesses, we expect our capital expenditures to be in the range of 4% to 5% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a total annual dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  We paid $0.28 per common share, or $8.0 million, during the year ended December 31, 2017.  On April 26, 2018, our Board of Directors declared a quarterly cash dividend of $0.105 per share of common stock, which is payable to shareholders of record at the close of business on May 7, 2018 and is expected to be paid on May 17, 2018.  After taking into account the regular quarterly dividends made during the year, the Board of Directors also intends to evaluate the potential declaration of an annual special dividend payable in the first quarter of each year in an effort to return up to 40% of Universal’s net income from the previous fiscal year, beginning in the first quarter of 2019.   Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our asset-based loan facility (“ABL Facility”) provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR or a base rate and matures on December 23, 2020. The ABL Facility, which is secured by cash, deposits and accounts receivable of our borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. Our ABL Facility includes an accordion feature which allows us to increase availability by up to $30 million upon our request.  At March 31, 2018, we were in compliance with all covenants under the ABL Facility, and $41.1 million was available for borrowing.

One of our wholly-owned subsidiaries, Westport Axle Corporation, has a secured credit facility (the “Westport Facility”) that allows maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR or a base rate and are secured by all of Westport’s assets. Universal becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period.  The Westport Facility includes customary affirmative and negative covenants and events of default. At March 31, 2018, we were in compliance with all covenants, and $14.3 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.79%. At March 31, 2018, we were in compliance with all covenants.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At March 31, 2018, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. At March 31, 2018, $5.7 million was advanced against the line, and the maximum available borrowings were $0.7 million.

Discussion of Cash Flows

At March 31, 2018, we had cash and cash equivalents of $2.1 million compared to $1.7 million at December 31, 2017.  Operating activities provided $16.1 million in net cash and financing activities provided an additional $20.9 million.  We used $38.2 million in investing activities.

The $16.1 million in net cash provided by operations was primarily attributed to $10.4 million of net income, which reflects non-cash depreciation and amortization, losses on marketable equity securities, gains on equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $11.2 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $4.9 million.   The increase is primarily the result of an increase in trade receivables from higher revenues. An increase in trade accounts payable at the end of the period and a decrease in prepaid income taxes partially offset this increase.  Affiliate transactions also decreased net cash provided by operating activities during the thirteen weeks ended March 31, 2018 by $7.3 million.  The decrease consisted of a decrease in accounts payable to affiliates of $5.5 million, while accounts receivable from affiliates increased $1.8 million.

The $38.2 million in net cash used in investing activities consisted of $7.3 million in capital expenditures and $34.9 million for the acquisition of Fore.  These uses were partially offset by $2.8 million in proceeds from the sales of marketable securities and $1.3 million in proceeds from the sale of equipment.

Financing activities provided $20.9 million in net cash.  We had outstanding borrowings totaling $272.3 million at March 31, 2018 compared to $249.2 million at December 31, 2017.  We made $88.3 million of principal repayments and borrowed $111.4 million, including $31.3 million to finance the acquisition of Fore and $8.3 million in new equipment notes.  We also paid cash dividends of $2.0 million.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

We adopted Accounting Standards Codification ("ASC") Topic 606 Revenue from Contracts with Customers on January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606.  Prior amounts were not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. Changes to our revenue recognition policy under the new standard are discussed in Note 3, Revenue Recognition, to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended March 31, 2018. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 31, 2018 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On February 21, 2018, Ford Motor Company (“Ford”) filed suit against two of the Company’s subsidiaries and two related parties in state court in Oakland County, Michigan (the “Indemnity Action”).  The complaint seeks a declaratory judgment that Universal and its co-defendants are required to indemnify Ford for damages sustained by Ford in a wrongful death lawsuit in Clay County, Missouri (the “Underlying Action”).  In February 2018, a jury returned a verdict against Ford in the Underlying Action and awarded the decedent’s estate $76 million in damages.  Universal believes that, under Michigan law and its agreement with Ford, Universal is not required to indemnify Ford for Ford’s own negligence that led to the jury verdict in the Underlying Action.  Additionally, at the time of the incident that is the subject of the Underlying Action, Universal had in place insurance required by Ford providing for up to $3.0 million of coverage from a co-defendant.  The Company currently estimates the possible range of financial exposure in the matter, net of insurance coverage, to be between $0 and $73 million.  Based on our knowledge of the facts associated with the Underlying Action and the Indemnity Action and the opinions of its outside counsel, Universal has determined that no accrual is necessary at this time. While the outcome of the Indemnity Action cannot be predicted with any certainty and management believes the Company will be successful in defending its position, the outcome could have material adverse effect on our business, financial position, results of operations and cash flows of the Company.

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

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2017.

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

10.1

Amendment No. 5 to the Revolving Credit and Security Agreement dated as of February 2, 2018 among Universal Truckload, Inc., Universal Dedicated, Inc., Mason Dixon Intermodal, Inc., Logistics Insight Corp., Universal Logistics Solutions International, Inc., Universal Specialized, Inc., Cavalry Logistics, LLC and Universal Management Services, Inc., and PNC Bank, National Association, as lender and as agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2018).

10.2

Loan and Financing Agreement dated as of February 1, 2018 between UTSI Finance and Flagstar (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 6, 2018).

10.3	Promissory Note dated as of February 1, 2018 by UTSI Finance in favor of Flagstar (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 6, 2018).

10.4	Commercial Mortgage dated as of February 1, 2018 between UTSI Finance and Flagstar (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 6, 2018).

10.5

Amendment No. 2 to Master Security Agreement, dated as of April 24, 2018, with Key Equipment Finance, a division of KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2018).

10.6	Consulting Agreement between with Manuel J. Moroun (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2013).

10.7	Amendment No. 1 to Consulting Agreement, dated April 26, 2018, with Manuel J. Moroun (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 27, 2018).

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)

Date: May 10, 2018	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer

Date: May 10, 2018	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer