Form 10-Q
period 2018-06-30
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2018-08-09
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 6, 2018, was 28,394,892.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,664	$1,672
Marketable securities	12,526	15,144
Accounts receivable – net of allowance for doubtful accounts of $1,618 and $1,330, respectively	213,681	171,036
Other receivables	16,301	17,511
Due from affiliates	3,885	2,685
Prepaid income taxes	-	4,515
Prepaid expenses and other	21,074	16,103
Total current assets	269,131	228,666
Property and equipment – net of accumulated depreciation of $219,002 and $205,771, respectively	284,374	267,195
Goodwill	84,827	74,484
Intangible assets – net of accumulated amortization of $58,616 and $56,901, respectively	41,203	31,259
Deferred income taxes	3,584	4,154
Other assets	4,792	4,834
Total assets	$687,911	$610,592
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$113,451	$84,380
Due to affiliates	7,601	11,964
Accrued expenses and other current liabilities	24,454	24,129
Income taxes payable	2,148	-
Insurance and claims	36,809	37,727
Current portion of long-term debt	51,605	40,870
Total current liabilities	236,068	199,070
Long-term liabilities:
Long-term debt, net of current portion	220,619	207,108
Deferred income taxes	34,899	32,361
Other long-term liabilities	3,547	3,288
Total long-term liabilities	259,065	242,757
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,954,202 and 30,941,702 shares issued; 28,394,892 and 28,382,392 shares outstanding, respectively	30,955	30,943
Paid-in capital	4,074	3,841
Treasury stock, at cost; 2,559,310 shares	(51,532)	(51,532)
Retained earnings	213,411	186,226
Accumulated other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net of income taxes of $0 and $1,090, respectively	-	3,823
Interest rate swaps, net of income taxes of $153 and $63, respectively	428	197
Foreign currency translation adjustments	(4,558)	(4,733)
Total shareholders’ equity	192,778	168,765
Total liabilities and shareholders’ equity	$687,911	$610,592

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Operating revenues:
Truckload services	$82,657	$76,744	$159,849	$148,234
Brokerage services	92,486	64,714	170,645	122,703
Intermodal services	54,871	38,729	101,480	74,656
Dedicated services	28,708	24,375	56,783	49,271
Value-added services	107,203	100,637	212,281	194,777
Total operating revenues	365,925	305,199	701,038	589,641
Operating expenses:
Purchased transportation and equipment rent	178,252	142,600	340,263	273,827
Direct personnel and related benefits	87,403	81,238	173,359	156,782
Operating supplies and expenses	30,336	31,467	58,428	60,451
Commission expense	9,733	8,237	18,645	15,781
Occupancy expense	7,791	7,666	15,164	15,497
General and administrative	7,618	6,495	15,605	14,453
Insurance and claims	5,294	9,538	10,754	15,396
Depreciation and amortization	13,246	11,541	25,464	21,868
Total operating expenses	339,673	298,782	657,682	574,055
Income from operations	26,252	6,417	43,356	15,586
Interest income	18	24	36	38
Interest expense	(2,972)	(2,505)	(5,543)	(4,755)
Other non-operating income (expense)	336	464	(59)	532
Income before income taxes	23,634	4,400	37,790	11,401
Income tax expense	5,965	1,661	9,687	4,344
Net income	$17,669	$2,739	$28,103	$7,057
Earnings per common share:
Basic	$0.62	$0.10	$0.99	$0.25
Diluted	$0.62	$0.10	$0.99	$0.25
Weighted average number of common shares outstanding:
Basic	28,395	28,443	28,391	28,439
Diluted	28,402	28,443	28,398	28,439
Dividends declared per common share	$0.105	$0.070	$0.210	$0.140

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net Income	$17,669	$2,739	$28,103	$7,057
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes (1)	31	(51)	231	(20)
Foreign currency translation adjustments	(1,346)	(824)	175	174
Unrealized holding gains on available-for-sale investments arising during the period, net of income taxes (2)(4)	-	6	-	187
Realized gains on available-for-sale investments reclassified into income, net of taxes (3)(4)	-	(199)	-	(188)
Total other comprehensive income (loss)	(1,315)	(1,068)	406	153
Total comprehensive income	$16,354	$1,671	$28,509	$7,210

(1) Net of income taxes of $28, ($30), $90 and ($12), respectively.
(2) Net of income taxes of $0, $28, $0 and $107, respectively.
(3) Net of income taxes of $0, $120, $0 and $117, respectively.

(4) In accordance with the adoption of ASU 2016-01 on January 1, 2018 (see Note 4), unrealized holding gains and losses on equity securities have been reclassified to income for the current period and to retained earnings for historical amounts recorded in Accumulated Other Comprehensive Income at December 31, 2017.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$28,103	$7,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,464	21,868
Loss (gain) on marketable equity securities	306	(305)
Loss (gain) on disposal of property and equipment	(69)	3
Amortization of debt issuance costs	172	161
Stock-based compensation	246	246
Provision for doubtful accounts	279	1,301
Deferred income taxes	245	2,019
Change in assets and liabilities:
Trade and other accounts receivable	(36,047)	(12,715)
Prepaid income taxes, prepaid expenses and other assets	188	(2,201)
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	29,791	25,727
Due to/from affiliates, net	(5,563)	4,496
Other long-term liabilities	259	(612)
Net cash provided by operating activities	43,374	47,045
Cash flows from investing activities:
Capital expenditures	(31,621)	(33,309)
Proceeds from the sale of property and equipment	1,626	362
Purchases of marketable securities	(499)	—
Proceeds from sale of marketable securities	2,811	536
Acquisition of business	(35,105)	—
Net cash used in investing activities	(62,788)	(32,411)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	195,846	142,816
Repayments of debt - revolving debt	(188,071)	(144,859)
Proceeds from borrowing - term debt	34,678	13,081
Repayments of debt - term debt	(23,545)	(22,232)
Borrowings under margin account	9,521	—
Repayments under margin account	(4,231)	—
Payment of capital lease obligations	(45)	(55)
Capitalized financing costs	(124)	—
Dividends paid	(4,969)	(3,982)
Net cash provided by (used in) financing activities	19,060	(15,231)
Effect of exchange rate changes on cash and cash equivalents	346	881
Net increase (decrease) in cash	(8)	284
Cash and cash equivalents – beginning of period	1,672	1,755
Cash and cash equivalents – end of period	$1,664	$2,039

Supplemental cash flow information:
Cash paid for interest	$5,167	$4,247
Cash paid for income taxes	$2,751	$1,330

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended June 30, 2018.  These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes, to clarify the accounting implications of Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides a measurement period that should not extend beyond one year from December 22, 2017, the date of the enactment of the Tax Cuts and Jobs Act, to complete the accounting under Accounting Standards Codification ("ASC") 740, Income Taxes. As of June 30, 2018, we have not adjusted the provisional estimate recorded at December 31, 2017. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	June 30, 2018	January 1, 2018
Prepaid expenses and other - contract assets	$1,738	$1,361

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)     Revenue Recognition - continued

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of income and balance sheet was as follows (in thousands):

	Twenty-six Weeks Ended June 30, 2018
	Under ASC 605	Adjustment	As Reported
Consolidated Statement of Income
Truckload services	$157,589	$2,260	$159,849
Brokerage services	169,507	1,138	170,645
Intermodal services	101,184	296	101,480
Dedicated services	56,640	143	56,783
Purchased transportation and equipment rent	337,128	3,135	340,263
Commission expense	18,556	89	18,645
Income tax expense	9,525	162	9,687
Net income	27,653	450	28,103

	As of June 30, 2018
Consolidated Balance Sheet	Under ASC 605	Adjustment	As Reported
Prepaid expenses and other	19,336	1,738	21,074
Accounts payable	112,035	1,416	113,451
Income taxes payable	2,063	85	2,148
Retained earnings	212,961	450	213,411

See also Note 13 for information on revenue reported by segment.

(4)	Marketable Securities

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

The following table sets forth market value, cost, and unrealized gains on equity securities (in thousands):

	June 30, 2018	December 31, 2017
Fair value	$12,526	$15,144
Cost	9,163	10,231
Unrealized gain	$3,363	$4,913

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Marketable Securities - continued

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	June 30, 2018	December 31, 2017
Gross unrealized gains	$3,949	$5,390
Gross unrealized losses	(586)	(477)
Net unrealized gains	$3,363	$4,913

The following table shows the Company’s net realized gains on marketable equity securities (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Realized gain
Sale proceeds	$—	$536	$2,811	$536
Cost of securities sold	—	217	2,684	231
Realized gain	$—	$319	$127	$305

Realized gain, net of taxes	$—	$199	$94	$189

During the thirteen-week and twenty-six week periods ended June 30, 2018, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $214,000 and ($433,000), respectively, which was reported in other non-operating income (expense) for the period.

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

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 30, 2018	December 31, 2017

Payroll related items	$11,375	$9,854
Driver escrow liabilities	3,660	3,785
Commissions, taxes and other	9,419	10,490
Total	$24,454	$24,129

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at June 30, 2018	June 30, 2018	December 31, 2017
Outstanding Debt:
ABL Facility (1)	3.75% to 5.75%	$76,000	$70,225
Westport Facility (2)
Term Loan	4.98%	18,000	22,500
Revolver	4.48%	2,000	—
Equipment Financing (3)	3.18% to 4.85%	123,336	112,205
Real Estate Financing (4)	4.34%	48,811	44,309
Margin Facility (5)	3.19%	5,289	—
Unamortized debt issuance costs		(1,212)	(1,261)
		272,224	247,978
Less current portion of long-term debt		51,605	40,870
Total long-term debt, net of current portion		$220,619	$207,108

(1) The ABL Facility provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR, or a base rate, and matures on December 23, 2020. The facility, which is secured by cash, deposits and accounts receivable of the borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. At June 30, 2018, we were in compliance with all covenants under the facility, and $48.9 million was available for borrowing.

(2) The Westport Facility provides our subsidiary, Westport Axle Corporation, with maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR, or a base rate, and are secured by all of Westport’s assets. The Company becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. The Westport Facility includes customary affirmative and negative covenants and events of default. At June 30, 2018, we were in compliance with all covenants, and $16.5 million was available for borrowing.

(3) The Equipment Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance transportation equipment. The equipment notes, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.85%. At June 30, 2018, we were in compliance with all covenants.

(4) The Real Estate Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance certain real property. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At June 30, 2018, we were in compliance with all covenants.

(5) The Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At June 30, 2018, the maximum available borrowing under the line of credit was $1.3 million.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Debt - continued

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $15.7 million at June 30, 2018. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became  effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  At June 30, 2018, the fair value of the swap agreements was an asset of $0.6 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 8 for additional information pertaining to interest rate swaps.

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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Marketable securities	$12,526	$—	$—	$12,526
Interest rate swaps	—	581	—	581
Total	$12,526	$581	$—	$13,107

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$75	$—	$—	$75
Marketable securities	15,144	—	—	15,144
Interest rate swaps	—	260	—	260
Total	$15,219	$260	$—	$15,479

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

For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at June 30, 2018 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$123,336	$121,787

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Transactions with Affiliates

CenTra, Inc., an affiliate of the Company, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from affiliates. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and twenty-six weeks ended June 30, 2018 and July 1, 2017 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Administrative support services	$616	$627	$1,731	$1,130
Truck fuel, tolls and maintenance	377	490	881	1,267
Real estate rent and related costs	3,575	4,010	7,581	8,716
Insurance and employee benefit plans	12,224	14,929	23,513	29,501
Purchased transportation and equipment rent	1,069	11	1,072	15
Total	$17,861	$20,067	$34,778	$40,629

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

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At June 30, 2018 and December 31, 2017, amounts due to affiliates were $7.6 million and $12.0 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At June 30, 2018 and December 31, 2017, there were $10.3 million and $10.1 million, respectively, included in each of these accounts for insured claims.

We made purchases of used equipment from an affiliate during the twenty-six weeks ended June 30, 2018 totaling $8,300, and purchased wheels and tires from an affiliate for new trailering equipment totaling $23,000 during the same period. During the twenty-six weeks ended July 1, 2017, we purchased used equipment from an affiliate totaling $1.8 million, and purchased wheels and tires from an affiliate for new trailering equipment totaling $1.8 million during the same period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks and twenty-six weeks ended June 30, 2018 and July 1, 2017 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Purchased transportation and equipment rent	$195	$224	$337	$550
Total	$195	$224	$337	$550

At June 30, 2018 and December 31, 2017, amounts due from affiliates were $3.9 million and $2.7 million, respectively.

(10)	Stock Based Compensation

On April 23, 2014, our Board of Directors adopted the 2014 Amended and Restated Stock Incentive Plan (the “Plan”).  The Plan was approved by our shareholders at the 2014 Annual Meeting and became effective as of the date it was adopted by the Board of Directors.  The Plan replaced our 2004 Stock Incentive Plan and carried forward the shares of common stock that remained available for issuance under the 2004 Stock Incentive Plan. The grants may be made in the form of stock options, restricted stock bonuses, restricted stock purchase rights, stock appreciation rights, phantom stock units, restricted stock units or unrestricted common stock.  Restricted stock awards currently outstanding under the 2004 Stock Incentive Plan will remain outstanding in accordance with the terms of that plan.

On February 22, 2017, February 24, 2016, April 29, 2015 and March 5, 2015, the Company granted 10,000, 10,000, 20,000 and 10,000 shares, respectively, of restricted stock to our Chief Executive Officer.  The restricted stock grants have fair values of $13.45 per share, $15.55 per share, $22.03 per share, and $25.18 per share, respectively, based on the closing price of the Company’s stock on each grant date.  For each award, 25% of the shares vested immediately on the grant dates, and the remaining shares vest in three equal annual installments with the final vesting of the 2017 award to occur on March 5, 2020, in each case subject to continued employment with the company.

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

 A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	31,250	$16.63
Granted	—	$—
Vested	(12,500)	$19.65
Forfeited	—	$—
Balance at June 30, 2018	18,750	$14.62

In each of the twenty-six week periods ended June 30, 2018 and July 1, 2017, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million.  As of June 30, 2018, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.1 million during the remainder of 2018, and $0.1 million in each of 2019 and 2020.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks and twenty-six weeks ended June 30, 2018, there were 7,200 and 6,976 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and twenty-six weeks ended July 1, 2017, there were 196 and 274 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

In each of the thirteen weeks and twenty-six weeks ended July 1, 2017, 35,000 shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. No shares were excluded from the calculation of diluted earnings per share for the thirteen weeks or twenty-six weeks ended June 30, 2018.

(12)	Dividends

On April 26, 2018, our Board of Directors declared a quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on May 7, 2018 and paid on May 17, 2018.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments as of and for the thirteen week and twenty-six week periods ended June 30, 2018 and July 1, 2017 (in thousands):

	Thirteen weeks ended June 30, 2018
	Transportation	Logistics	Other	Total
Operating revenues	$234,157	$131,397	$371	$365,925
Eliminated inter-segment revenues	159	2,945	-	3,104
Income from operations	10,275	15,014	963	26,252
Total assets	370,212	296,947	20,752	687,911

	Thirteen weeks ended July 1, 2017
	Transportation	Logistics	Other	Total
Operating revenues	$175,032	$129,850	$317	$305,199
Eliminated inter-segment revenues	481	2,078	-	2,559
Income from operations	8,495	(2,525)	447	6,417
Total assets	270,860	294,500	31,119	596,479

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)	Segment Reporting - continued
	Twenty-six weeks ended June 30, 2018
	Transportation	Logistics	Other	Total
Operating revenues	$440,265	$260,046	$727	$701,038
Eliminated inter-segment revenues	930	5,747	-	6,677
Income from operations	20,388	22,447	521	43,356
Total assets	370,212	296,947	20,752	687,911

	Twenty-six weeks ended July 1, 2017
	Transportation	Logistics	Other	Total
Operating revenues	$353,428	$235,585	$628	$589,641
Eliminated inter-segment revenues	766	3,986	—	4,752
Income from operations	14,848	1,668	(930)	15,586
Total assets	270,860	294,500	31,119	596,479

(14)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

On October 16, 2017, a jury in state court in Cook County, Illinois rendered a verdict of $54.2 million against Universal Am-Can, Ltd. (“UACL”) in the matter of Denton v. UACL, et al. The litigation relates to a vehicular accident that occurred on February 8, 2011 on I-65 in Rensselaer, Indiana. The accident involved a tractor-trailer being driven by an independent owner-operator of UACL. The driver was braking on the expressway in order to avoid another vehicle being driven the wrong way on the interstate. The truck attempted to avoid the oncoming vehicle and the plaintiff’s vehicle and, in so doing, struck the plaintiff’s vehicle. As a result of the accident, the plaintiff sustained non-life threatening injuries. In connection with the verdict, the jury determined that UACL was responsible for the liability associated with the accident. The verdict included $19.2 million in compensatory damages and $35.0 million in punitive damages against UACL. The insurance coverage available for reimbursement of UACL’s damages underlying the verdict is limited to $1.0 million. We believe the facts and the law do not support the jury’s findings of liability against UACL.  The Company has filed an appeal with the Appellate Court of Illinois First Judicial District to overturn the verdict and the judgment.  The Company currently estimates the possible range of financial exposure, net of insurance coverage, to be between $18.2 and $53.2 million.  Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $18.2 million.  While we cannot predict with any certainty the outcome of this litigation, its ultimate resolution could be significantly different from our estimate and materially affect our financial condition, results of operations and cash flows.

The Company was plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. (“Dalton”) in the United States District Court for the Southern District of Texas. The Company was seeking approximately $1.9 million in damages from a debtor relating to unpaid freight charges. In response to the filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: One in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million, but ignored the $1.9 million jury award in favor of Universal.  The Company believes this ruling was in error and further believes the jury erred in their findings of any damages against Universal.  The Company has filed an appeal with the United States Court of Appeals for the Fifth Circuit to overturn the verdict and the judgment and has posted a bond to stay enforcement of the judgment while the appeal is pending. The Company currently estimates the possible range of financial exposure in the matter to be between $0 and $5.7 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $1.8 million.  While we cannot predict with any certainty the outcome of this litigation, management does not believe the outcome will have a material adverse effect on our business, financial condition, results of operations or cash flows.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)	Commitments and Contingencies - continued

On February 21, 2018, Ford Motor Company (“Ford”) filed suit against two of the Company’s subsidiaries and two related parties in state court in Oakland County, Michigan (the “Indemnity Action”).  The complaint seeks a declaratory judgment that Universal and its co-defendants are required to indemnify Ford for damages sustained by Ford in a wrongful death lawsuit in Clay County, Missouri (the “Underlying Action”).  In February 2018, a jury returned a verdict against Ford in the Underlying Action and awarded the decedent’s estate $76 million in damages.  Universal believes that, under Michigan law and its agreement with Ford, Universal is not required to indemnify Ford for Ford’s own negligence that led to the jury verdict in the Underlying Action.  Additionally, at the time of the incident that is the subject of the Underlying Action, Universal had in place insurance required by Ford providing for up to $3.0 million of coverage from a co-defendant.  The Company has filed a motion to dismiss, which is set for hearing in October 2018.  The Company currently estimates the possible range of financial exposure in the matter, net of insurance coverage, to be between $0 and $73 million.  Based on our knowledge of the facts associated with the Underlying Action and the Indemnity Action and the opinions of outside counsel, Universal has determined that no accrual is necessary at this time.  While the outcome of the Indemnity Action cannot be predicted with any certainty and management believes the Company will be successful in defending its position, the outcome could have material adverse effect on our business, financial position, results of operations and cash flows.

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

At June 30, 2018, approximately 27% of our employees in the United States, Canada and Colombia, and 94% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, none of which are subject to contracts that expire in 2018.

(15)	Subsequent Events

On July 26, 2018, our Board of Directors declared a quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on August 6, 2018 and expected to be paid on August 16, 2018.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and Company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and twenty-six weeks ended June 30, 2018 and July 1, 2017, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Operating revenues:
Truckload services	22.6%	25.1%	22.8%	25.1%
Brokerage services	25.3	21.2	24.3	20.8
Intermodal services	15.0	12.7	14.5	12.7
Dedicated services	7.8	8.0	8.1	8.4
Value-added services	29.3	33.0	30.3	33.0
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and twenty-six weeks ended June 30, 2018 and July 1, 2017, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	48.7	46.7	48.5	46.4
Direct personnel and related benefits	23.9	26.6	24.7	26.6
Operating supplies and expenses	8.3	10.3	8.3	10.3
Commission expense	2.7	2.7	2.7	2.7
Occupancy expense	2.1	2.5	2.2	2.6
General and administrative	2.1	2.1	2.2	2.5
Insurance and claims	1.4	3.1	1.5	2.6
Depreciation and amortization	3.6	3.8	3.6	3.7
Total operating expenses	92.8	97.9	93.8	97.4
Income from operations	7.2	2.1	6.2	2.6
Interest and other non-operating income (expense), net	(0.7)	(0.7)	(0.8)	(0.7)
Income before income taxes	6.5	1.4	5.4	1.9
Income tax expense	1.6	0.5	1.4	0.7
Net income	4.8%	0.9%	4.0%	1.2%

Thirteen Weeks Ended June 30, 2018 Compared to Thirteen Weeks Ended July 1, 2017

Operating revenues. Operating revenues for the thirteen weeks ended June 30, 2018 increased $60.7 million, or 19.9%, to $365.9 million from $305.2 million for the thirteen weeks ended July 1, 2017. Included in operating revenues are separately-identified fuel surcharges of $20.1 million for the thirteen weeks ended June 30, 2018 compared to $15.0 million for the thirteen weeks ended July 1, 2017.  Revenues from our transportation segment increased $59.1 million, or 33.8%, and income from operations increased $1.8 million, or 21.0%, compared to the same period last year.  The increase in operating income was primarily attributable to increased revenues and improved operating margins in several of our transportation segment businesses.  In our logistics segment, revenues increased $1.5 million, or 1.2%, over the same period last year. Income from operations in our logistics segment increased $17.5 million, to $15.0 million, compared to an operating loss of $2.5 million during the same period last year. The increase in operating income was primarily attributable to improved performance at several valued-added operations, including a return to profitability at our Mexican value-added operations, which is included in our logistics segment, where we experienced an operating loss of $8.0 million during the thirteen weeks ended July 1, 2017. Overall, consolidated income from operations increased $19.9 million, or 309.1%, to $26.3 million during the thirteen-week period ended June 30, 2018.

Operating revenues from truckload services increased $6.0 million to $82.7 million during the thirteen weeks ended June 30, 2018, compared to $76.7 million for the same period last year. Included in truckload revenues for the recently completed quarter were $9.2 million in separately identified fuel surcharges compared to $7.1 million during the same period last year.  The increase in truckload services reflects a 12.7% increase in average operating revenue per load, excluding fuel surcharges.  This increase was partially offset by a 7.2% decrease in the number of loads hauled.  During the thirteen weeks ended June 30, 2018, Universal moved 74,878 loads compared to 80,720 during the same period last year.

Revenues for the second quarter 2018 from brokerage services increased $27.8 million, or 43.0%, to $92.5 million compared to $64.7 million one year earlier. The growth in brokerage revenues is due to increases in the average operating revenue per load and in the number of loads hauled. Universal’s average operating revenue per load increased 30.1% to $1,659 per load, up from $1,275 per load one year earlier. The number of brokerage loads hauled in the second quarter 2018 increased 8.9% to 53,101 compared to 48,768 during the same period last year.

Intermodal services revenues increased $16.2 million, or 41.9%, to $54.9 million during the thirteen weeks ended June 30, 2018, up from $38.7 million during the same period last year.  Intermodal revenues for the recently completed quarter included $9.0 million of revenues from Universal’s acquisition of Fore Transportation in February 2018.  Intermodal revenues during the thirteen weeks ended June 30, 2018 also included $5.8 million in separately identified fuel surcharges, compared to $3.9 million during the same period last year.  The growth is also due to increases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled.  During the thirteen weeks ended June 30, 2018, Universal moved 98,468 intermodal loads, compared to 87,952 loads during the same period last year, an increase of 12.0%, while also increasing its average operating revenue per load, excluding fuel surcharges, by 27.4%.

Second quarter 2018 operating revenues from dedicated services increased to $28.7 million compared to $24.4 million one year earlier. Dedicated services revenues included $4.5 million in separately identified fuel surcharges in the second quarter 2018 compared to $3.3 million during the same period last year. The increase in dedicated services revenues is also attributable to increases in the number of loads hauled and in the average operating revenue per mile, excluding fuel surcharges. During the quarter ended June 30, 2018, Universal moved 61,732 dedicated services loads, compared to 52,310 loads one year earlier, and the average rate per mile, excluding fuel surcharges, increased 2.6%. Universal’s average dedicated operating revenue per load, excluding fuel surcharges, decreased 8.0%, primarily driven by a decrease in the average length of haul.

Value-added services revenues increased $6.6 million to $107.2 million in the thirteen weeks ended June 30, 2018.  This compares to $100.6 million from value-added services one year earlier.  Operations supporting the heavy-truck market continue to positively impact value-added services, contributing over $5.3 million of incremental revenues in the second quarter 2018.  Overall, revenues from value-added services grew by 6.6% compared to the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended June 30, 2018 increased by $35.7 million, or 25.0%, to $178.3 million from $142.6 million for the thirteen weeks ended July 1, 2017. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  For the thirteen weeks ended June 30, 2018, transportation-related service revenues increased 26.5% compared to the same period last year.  As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 48.7% for the thirteen weeks ended June 30, 2018 from 46.7% during the same period last year.  The increase was primarily attributable to an increase in the mix of brokerage services revenues, which utilize third-party capacity, as well as an increase in the rates paid to acquire this capacity.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended June 30, 2018 increased by $6.2 million, or 7.6%, to $87.4 million compared to $81.2 million for the thirteen weeks ended July 1, 2017. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations.  As a percentage of operating revenues, personnel and related benefits expenses decreased to 23.9% for the thirteen weeks ended June 30, 2018, compared to 26.6% during the same period last year, reflecting a decrease in the mix of value-added services revenue as a percentage of total operating revenues. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses.  Operating supplies and expenses decreased by $1.2 million, or 3.8%, to $30.3 million for the thirteen weeks ended June 30, 2018 compared to $31.5 million for the thirteen weeks ended July 1, 2017. As a percentage of operating revenues, operating supplies and expenses decreased to 8.3% for the thirteen weeks ended June 30, 2018 from 10.3% for the thirteen weeks ended July 1, 2017. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The decrease was primarily the result of a $3.7 million decrease in travel and meals costs related to extended implementation and higher than anticipated customer production schedules at value-added programs in 2017.  Of the $3.7 million decrease in travel and meals costs, $3.5 million were related to extended launch costs at a now exited Mexican value-added program. These decreases were partially offset by increases in fuel expense on Company equipment of $2.4 million and $0.4 million in operating supplies and material costs in operations supporting heavy-truck.

Commission expense. Commission expense for the thirteen weeks ended June 30, 2018 increased by $1.5 million, or 18.3%, to $9.7 million from $8.2 million for the thirteen weeks ended July 1, 2017. Commission expense generally increases or decreases in proportion to our transportation-related services, except in cases where we generate a higher proportion of our revenues at company-managed terminals where no commissions are paid.  As a percentage of operating revenues, commission expense remained consistent at 2.7% for each of the thirteen week periods ended June 30, 2018 and July 1, 2017.

Occupancy expense.  Occupancy expenses increased by $0.1 million, or 1.3%, to $7.8 million for the thirteen weeks ended June 30, 2018 compared to $7.7 million for the thirteen weeks ended July 1, 2017.  The increase was primarily attributable to property and other taxes associated with our facilities.

General and administrative. General and administrative expense increased by $1.1 million, or 16.9%, to $7.6 million for the thirteen weeks ended June 30, 2018 compared to $6.5 million for the thirteen weeks ended July 1, 2017. As a percentage of operating revenues, general and administrative expense remained consistent at 2.1% for both periods. The overall increase was primarily attributable to increases in salaries, wages, and benefits costs, which is the largest component of general and administrative expense.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended June 30, 2018 decreased by $4.2 million, or 44.2%, to $5.3 million from $9.5 million for the thirteen weeks ended July 1, 2017.  As a percentage of operating revenues, insurance and claims decreased to 1.4% for the thirteen weeks ended June 30, 2018 compared to 3.1% for the thirteen weeks ended July 1, 2017. The decrease reflects favorable outcomes in our cargo services claims and saving from our auto liability insurance program whereby, beginning in 2018, premiums are based on mileage compared to a percentage of transportation-related revenues under the prior program. The thirteen weeks ended July 1, 2017 also included elevated levels of scrap and service related claims, particularly in our Mexican operations. Overall, scrap and service related claims decreased $3.8 million during the thirteen weeks ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended June 30, 2018 increased by $1.7 million, or 14.8%, to $13.2 million from $11.5 million for the thirteen weeks ended July 1, 2017. The increase was primarily due to elevated levels of capital expenditures in recent years.  The increase in depreciation expense was partially offset by reductions in amortization expense as certain intangible assets became fully amortized. The reduction in amortization was partially offset by additional intangibles being amortized from the February 2018 acquisition of Fore.

Interest expense, net. Net interest expense was $3.0 million for the thirteen weeks ended June 30, 2018 compared to $2.5 million for the thirteen weeks ended July 1, 2017.  The increase of net interest expense reflects an increase in outstanding borrowings and in interest rates on our variable rate debt.  As of June 30, 2018, our outstanding borrowings were $273.4 million compared to $251.7 million at July 1, 2017.

Other non-operating income (expense).  Other non-operating income for the thirteen weeks ended June 30, 2018 was $0.3 million compared to other non-operating income of $0.5 million for the thirteen weeks ended July 1, 2017.  There were no realized gains on marketable securities sales; however, other non-operating income for the thirteen weeks ended June 30, 2018 included $0.2 million of holding gains due to changes in fair value recognized in income.  The thirteen weeks ended July 1, 2017 included $0.3 million of gains realized on sales of marketable securities.

Income tax expense. Income tax expense for the thirteen weeks ended June 30, 2018 was $6.0 million compared to $1.7 million for the thirteen weeks ended July 1, 2017, based on an effective tax rate of 25.2% and 37.8%, respectively.   While the decrease in the effective tax rate reflects the impact of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017, the increase in income tax expense reflects the increase in taxable income during the thirteen weeks ended June 30, 2018 compared to the same period last year.

Twenty-six Weeks Ended June 30, 2018 Compared to Twenty-six Weeks Ended July 1, 2017

Operating revenues. Operating revenues for the twenty-six weeks ended June 30, 2018 increased $111.4 million, or 18.9%, to $701.0 million from $589.6 million for the twenty-six weeks ended July 1, 2017. Included in operating revenues are separately-identified fuel surcharges of $38.4 million for the twenty-six weeks ended June 30, 2018 compared to $29.5 million for the twenty-six weeks ended July 1, 2017.  Revenues from our transportation segment increased $86.8 million, or 24.6%, and income from operations increased $5.5 million, or 37.3%, compared to the same period last year.  The increase in operating income was primarily attributable to increased revenues and improved operating margins in several of our transportation segment businesses.  In our logistics segment, revenues increased $24.5 million, or 10.4%, over the same period last year and income from operations increased $20.8 million, or 1245.7%.  The increase in operating income was primarily attributable to improved performance at several valued-added operations, including $4.2 million of additional operating income generated by our value-added operations supporting Class 8 heavy-truck production, and a return to profitability at our Mexican operations.  During the twenty-six weeks ended July 1, 2017 our logistics segment experienced lower operating margins, extended launch costs at one of our major value-added operations, and losses in our Mexican value-added operations. Overall, consolidated income from operations increased $27.8 million, or 178.2%, to $43.4 million during the twenty-six week period ended June 30, 2018.

Operating revenues from truckload services increased $11.6 million to $159.8 million during the twenty-six weeks ended June 30, 2018, compared to $148.2 million for the same period last year. Included in truckload revenues were $17.6 million in separately identified fuel surcharges compared to $13.8 million during the same period last year.  The increase in truckload services reflects a 13.7% increase in average operating revenue per load, excluding fuel surcharges.  This increase was partially offset by a 7.7% decrease in the number of loads hauled.  During the twenty-six weeks ended June 30, 2018, Universal moved 147,844 loads compared to 160,255 during the same period last year.

Revenues during the twenty-six weeks ended June 30, 2018 from brokerage services increased $47.9 million, or 39.0%, to $170.6 million. This compares to $122.7 million one year earlier. The growth in brokerage revenues is due to increases in the average operating revenue per load and in the number of loads hauled.  Universal’s average operating revenue per load increased 30.2% to $1,654 per load, up from $1,270 per load one year earlier. The number of brokerage loads hauled in the twenty-six weeks June 30, 2018 increased 8.7% to 99,099 compared to 91,126 during the same period last year.

Intermodal services revenues increased $26.8 million, or 35.9%, to $101.5 million during the twenty-six weeks ended June 30, 2018, up from $74.7 million during the same period last year.  Intermodal revenues for the recently twenty-six weeks included $14.9 million of revenues from Universal’s acquisition of Fore Transportation in February 2018.  Intermodal revenues during the twenty-six weeks ended June 30, 2018 also included $10.9 million in separately identified fuel surcharges, compared to $7.6 million during the same period last year.  The growth is also due to increases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled.  During the twenty-six weeks ended June 30, 2018, Universal moved 192,497 intermodal loads, compared to 171,505 loads during the same period last year, an increase of 12.2%, while also increasing its average operating revenue per load, excluding fuel surcharges, by 20.4%.

Operating revenues from dedicated services during the twenty-six weeks ended June 30, 2018 increased to $56.8 million compared to $49.3 million one year earlier. Dedicated services revenues included $8.9 million in separately identified fuel surcharges in the twenty-six weeks ended June 30, 2018 compared to $6.8 million during the same period last year.  The increase in dedicated services revenues is also attributable to an increase in the number loads hauled. During the twenty-six weeks ended June 30, 2018, Universal moved 122,221 dedicated services loads, compared to 104,306 loads one year earlier. Universal’s average dedicated operating revenue per load, excluding fuel surcharges, decreased 6.9% compared to the prior year, driven by a decrease in the average length of haul.

Value-added services revenues increased $17.5 million to $212.3 million in the twenty-six weeks ended June 30, 2018.  This compares to $194.8 million from value-added services one year earlier.  Operations supporting the heavy-truck market continue to positively impact value-added services, contributing over $11.3 million of incremental revenues in the twenty-six weeks ended June 30, 2018.  Overall, revenues from value-added services grew by 9.0% compared to the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the twenty-six weeks ended June 30, 2018 increased by $66.5 million, or 24.3%, to $340.3 million from $273.8 million for the twenty-six weeks ended July 1, 2017. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  For the twenty-six weeks ended June 30, 2018, transportation-related service revenues increased 23.8% compared to the same period last year.  As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 48.5% for the twenty-six weeks ended June 30, 2018 from 46.4% during the same period last year.  The increase was primarily attributable to an increase in the mix of brokerage services revenues, which utilize third-party capacity, as well as an increase in the rates paid to acquire this capacity.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the twenty-six weeks ended June 30, 2018 increased by $16.6 million, or 10.6%, to $173.4 million compared to $156.8 million for the twenty-six weeks ended July 1, 2017. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations.  As a percentage of operating revenues, personnel and related benefits expenses decreased to 24.7% for the twenty-six weeks ended June 30, 2018, compared to 26.6% during the same period last year, reflecting a decrease in the mix of value-added services revenue as a percentage of total operating revenues. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses.  Operating supplies and expenses decreased by $2.1 million, or 3.5%, to $58.4 million for the twenty-six weeks ended June 30, 2018 compared to $60.5 million for the twenty-six weeks ended July 1, 2017. As a percentage of operating revenues, operating supplies and expenses decreased to 8.3% for the twenty-six weeks ended June 30, 2018 from 10.3% for the twenty-six weeks ended July 1, 2017. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The decrease was primarily the result of a $5.5 million decrease in travel and meals costs related to extended implementation and higher than anticipated customer production schedules at value-added programs in 2017.  Of the $5.5 million decrease in travel and meals costs, $4.9 million were related to extended launch costs at a now exited Mexican value-added program. Additional elements of the decreases included decreases in vehicle maintenance of $0.6 million, utilities of $0.6 million, and $0.8 million in other operating expenses.  These decreases were partially offset by increases in fuel expense on Company equipment of $3.2 million, $2.3 million increase in operating supplies and material costs in operations supporting heavy-truck and $0.7 million in professional service fees.

Commission expense. Commission expense for the twenty-six weeks ended June 30, 2018 increased by $2.8 million, or 17.7%, to $18.6 million from $15.8 million for the twenty-six weeks ended July 1, 2017. Commission expense generally increases or decreases in proportion to our transportation-related services, except in cases where we generate a higher proportion of our revenues at company-managed terminals where no commissions are paid.  As a percentage of operating revenues, commission expense remained consistent at 2.7% for each of the twenty-six week periods ended June 30, 2018 and July 1, 2017.

Occupancy expense.  Occupancy expenses decreased by $0.3 million, or 1.9%, to $15.2 million for the twenty-six weeks ended June 30, 2018 compared to $15.5 million for the twenty-six weeks ended July 1, 2017.  The decrease was primarily attributable to a decrease in building rent as we consolidated facilities for one of our value-added programs.

General and administrative. General and administrative expense increased by $1.1 million, or 7.6%, to $15.6 million for the twenty-six weeks ended June 30, 2018 compared to $14.5 million for the twenty-six weeks ended July 1, 2017. As a percentage of operating revenues, general and administrative expense decreased to 2.2% for the twenty-six weeks ended June 30, 2018 from 2.5% for the twenty-six weeks ended July 1, 2017, reflecting our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended June 30, 2018 decreased by $4.6 million, or 29.9%, to $10.8 million from $15.4 million for the twenty-six weeks ended July 1, 2017.  As a percentage of operating revenues, insurance and claims decreased to 1.5% for the twenty-six weeks ended June 30, 2018 compared to 2.6% for the twenty-six weeks ended July 1, 2017. The decrease reflects favorable outcomes in our cargo services claims and saving from our auto liability insurance program whereby, beginning in 2018, premiums are based on mileage compared to a percentage of transportation-related revenues under the prior program. The twenty-six weeks ended July 1, 2017 also included elevated levels of scrap and service related claims, particularly in our Mexican operations. Overall, scrap and service related claims experienced decreased $4.0 million during the thirteen weeks ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization expense for the twenty-six weeks ended June 30, 2018 increased by $3.6 million, or 16.4%, to $25.5 million from $21.9 million for the twenty-six weeks ended July 1, 2017. The increase was primarily due to elevated levels of capital expenditures in recent years.  The increase in depreciation expense was partially offset by reductions in amortization expense as certain intangible assets became fully amortized. The reduction in amortization was partially offset by additional intangibles being amortized from the February 2018 acquisition of Fore.

Interest expense, net. Net interest expense was $5.5 million for the twenty-six weeks ended June 30, 2018 compared to $4.7 million for the twenty-six weeks ended July 1, 2017.  The increase of net interest expense reflects an increase in outstanding borrowings and in interest rates on our variable rate debt.  As of June 30, 2018, our outstanding borrowings were $273.4 million compared to $251.7 million at July 1, 2017.

Other non-operating income (expense).  Other non-operating expense for the twenty-six weeks ended June 30, 2018 was $0.1 million compared to other non-operating income of $0.5 million for the twenty-six weeks ended July 1, 2017.  Included in other non-operating expense in the twenty-six weeks ended June 30, 2018 were $0.4 million of holding losses on marketable securities due to changes in fair value recognized in income and $0.1 of gains related to the sale of securities. The twenty-six weeks ended July 1, 2017 included $0.3 million of gains realized on sales of marketable securities.

Income tax expense. Income tax expense for the twenty-six weeks ended June 30, 2018 was $9.7 million compared to $4.3 million for the twenty-six weeks ended July 1, 2017, based on an effective tax rate of 25.6% and 38.1%, respectively.   While the decrease in the effective tax rate reflects the impact of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017, the increase in income tax expense reflects the increase in taxable income during the twenty-six weeks ended June 30, 2018 compared to the same period last year.

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

During the twenty-six weeks ended June 30, 2018, our capital expenditures totaled $31.6 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2018, exclusive of any acquisitions of businesses, we expect our capital expenditures to be in the range of 4% to 5% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a total annual dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  We paid $0.28 per common share, or $8.0 million, during the year ended December 31, 2017.  On July 26, 2018, our Board of Directors declared a quarterly cash dividend of $0.105 per share of common stock, which is payable to shareholders of record at the close of business on August 6, 2018 and is expected to be paid on August 16, 2018.  After taking into account the regular quarterly dividends made during the year, the Board of Directors also intends to evaluate the potential declaration of an annual special dividend payable in the first quarter of each year in an effort to return up to 40% of Universal’s net income from the previous fiscal year, beginning in the first quarter of 2019.   Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our asset-based loan facility (“ABL Facility”) provides for maximum borrowings of $120 million at a variable rate of interest based on LIBOR or a base rate and matures on December 23, 2020. The ABL Facility, which is secured by cash, deposits and accounts receivable of our borrowing subsidiaries, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. Our ABL Facility includes an accordion feature which allows us to increase availability by up to $30 million upon our request.  At June 30, 2018, we were in compliance with all covenants under the ABL Facility, and $48.9 million was available for borrowing.

One of our wholly-owned subsidiaries, Westport Axle Corporation, has a secured credit facility (the “Westport Facility”) that allows maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR or a base rate and are secured by all of Westport’s assets. Universal becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period.  The Westport Facility includes customary affirmative and negative covenants and events of default. At June 30, 2018, we were in compliance with all covenants, and $16.5 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.85%. At June 30, 2018, we were in compliance with all covenants.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At June 30, 2018, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. At June 30, 2018, $5.3 million was advanced against the line, and the maximum available borrowings were $1.3 million.

Discussion of Cash Flows

We had cash and cash equivalents of $1.7 million at both June 30, 2018 and December 31, 2017.  Operating activities provided $43.4 million in net cash and financing activities provided an additional $19.1 million.  We used $62.8 million in investing activities.

The $43.4 million in net cash provided by operations was primarily attributed to $28.1 million of net income, which reflects non-cash depreciation and amortization, losses on marketable equity securities, gains on equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $26.6 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $11.4 million.   The increase is primarily the result of an increase in trade receivables from higher revenues and an increase in prepaid expenses. An increase in trade accounts payable at the end of the period and a decrease in prepaid income taxes partially offset this increase.  Affiliate transactions also decreased net cash provided by operating activities during the twenty-six weeks ended June 30, 2018 by $5.6 million.  The decrease consisted of a decrease in accounts payable to affiliates of $4.4 million, while accounts receivable from affiliates increased $1.2 million.

The $62.8 million in net cash used in investing activities consisted of $31.6 million in capital expenditures and $35.1 million for the acquisition of Fore.  These uses were partially offset by $2.3 million in net proceeds from purchases and sales of marketable securities and $1.6 million in proceeds from the sale of equipment.

Financing activities provided $19.1 million in net cash.  We had outstanding borrowings totaling $273.4 million at June 30, 2018 compared to $249.2 million at December 31, 2017.  We made net borrowings on our revolving lines of credit and margin facility totaling $13.1 million, borrowed an additional $34.7 million for new equipment and real estate, and made term loan payments totaling $23.5 million. Borrowings included $31.3 million to finance the acquisition of Fore.  We also paid cash dividends of $5.0 million during the year.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended June 30, 2018. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 30, 2018 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On October 16, 2017, a jury in state court in Cook County, Illinois rendered a verdict of $54.2 million against Universal Am-Can, Ltd. (“UACL”) in the matter of Denton v. UACL, et al. The litigation relates to a vehicular accident that occurred on February 8, 2011 on I-65 in Rensselaer, Indiana. The accident involved a tractor-trailer being driven by an independent owner-operator of UACL. The driver was braking on the expressway in order to avoid another vehicle being driven the wrong way on the interstate. The truck attempted to avoid the oncoming vehicle and the plaintiff’s vehicle and, in so doing, struck the plaintiff’s vehicle. As a result of the accident, the plaintiff sustained non-life threatening injuries. In connection with the verdict, the jury determined that UACL was responsible for the liability associated with the accident. The verdict included $19.2 million in compensatory damages and $35.0 million in punitive damages against UACL. The insurance coverage available for reimbursement of UACL’s damages underlying the verdict is limited to $1.0 million. We believe the facts and the law do not support the jury’s findings of liability against UACL.  The Company has filed an appeal with the Appellate Court of Illinois First Judicial District to overturn the verdict and the judgment.  The Company currently estimates the possible range of financial exposure, net of insurance coverage, to be between $18.2 and $53.2 million.  Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $18.2 million.  While we cannot predict with any certainty the outcome of this litigation, its ultimate resolution could be significantly different from our estimate and materially affect our financial condition, results of operations and cash flows.

The Company was plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. (“Dalton”) in the United States District Court for the Southern District of Texas. The Company was seeking approximately $1.9 million in damages from a debtor relating to unpaid freight charges. In response to the filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: One in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million, but ignored the $1.9 million jury award in favor of Universal.  The Company believes this ruling was in error and further believes the jury erred in their findings of any damages against Universal.  The Company has filed an appeal with the United States Court of Appeals for the Fifth Circuit to overturn the verdict and the judgment and has posted a bond to stay enforcement of the judgment while the appeal is pending.  The Company currently estimates the possible range of financial exposure in the matter to be between $0 and $5.7 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $1.8 million.  While we cannot predict with any certainty the outcome of this litigation, management does not believe the outcome will have a material adverse effect on our business, financial condition, results of operations or cash flows.

On February 21, 2018, Ford Motor Company (“Ford”) filed suit against two of the Company’s subsidiaries and two related parties in state court in Oakland County, Michigan (the “Indemnity Action”).  The complaint seeks a declaratory judgment that Universal and its co-defendants are required to indemnify Ford for damages sustained by Ford in a wrongful death lawsuit in Clay County, Missouri (the “Underlying Action”).  In February 2018, a jury returned a verdict against Ford in the Underlying Action and awarded the decedent’s estate $76 million in damages.  Universal believes that, under Michigan law and its agreement with Ford, Universal is not required to indemnify Ford for Ford’s own negligence that led to the jury verdict in the Underlying Action.  Additionally, at the time of the incident that is the subject of the Underlying Action, Universal had in place insurance required by Ford providing for up to $3.0 million of coverage from a co-defendant.  The Company has filed a motion to dismiss, which is set for hearing in October 2018.  The Company currently estimates the possible range of financial exposure in the matter, net of insurance coverage, to be between $0 and $73 million.  Based on our knowledge of the facts associated with the Underlying Action and the Indemnity Action and the opinions of outside counsel, Universal has determined that no accrual is necessary at this time.  While the outcome of the Indemnity Action cannot be predicted with any certainty and management believes the Company will be successful in defending its position, the outcome could have material adverse effect on our business, financial position, results of operations and cash flows.

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

10.2	Consulting Agreement between with Manuel J. Moroun (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2013).

10.3	Amendment No. 1 to Consulting Agreement, dated April 26, 2018, with Manuel J. Moroun (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 27, 2018).

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)

Date: August 9, 2018	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer

Date: August 9 2018	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer