Form 10-Q
period 2018-09-29
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2018-11-08
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of November 5, 2018, was 28,371,327.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 29, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2,545	$1,672
Marketable securities	10,433	15,144
Accounts receivable – net of allowance for doubtful accounts of $1,602 and $1,330, respectively	214,712	171,036
Other receivables	17,662	17,511
Due from affiliates	3,221	2,685
Prepaid income taxes	-	4,515
Prepaid expenses and other	25,825	16,103
Total current assets	274,398	228,666
Property and equipment – net of accumulated depreciation of $227,146 and $205,771, respectively	298,633	267,195
Goodwill	114,097	74,484
Intangible assets – net of accumulated amortization of $60,113 and $56,901, respectively	75,844	31,259
Deferred income taxes	2,616	4,154
Other assets	3,372	4,834
Total assets	$768,960	$610,592
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$106,999	$84,380
Due to affiliates	15,174	11,964
Accrued expenses and other current liabilities	27,317	24,129
Income taxes payable	2,826	-
Insurance and claims	33,018	37,727
Current portion of long-term debt	84,956	40,870
Total current liabilities	270,290	199,070
Long-term liabilities:
Long-term debt, net of current portion	244,305	207,108
Deferred income taxes	45,317	32,361
Other long-term liabilities	4,327	3,288
Total long-term liabilities	293,949	242,757
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,954,202 and 30,941,702 shares issued; 28,371,327 and 28,382,392 shares outstanding, respectively	30,955	30,943
Paid-in capital	4,074	3,841
Treasury stock, at cost; 2,582,875 and 2,559,310 shares, respectively	(52,364)	(51,532)
Retained earnings	225,485	186,226
Accumulated other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net of income taxes of $0 and $1,090, respectively	-	3,823
Interest rate swaps, net of income taxes of $170 and $63, respectively	540	197
Foreign currency translation adjustments	(3,969)	(4,733)
Total shareholders’ equity	204,721	168,765
Total liabilities and shareholders’ equity	$768,960	$610,592

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income (Loss)

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Operating revenues:
Truckload services	$80,204	$82,812	$240,053	$231,046
Brokerage services	98,801	73,285	269,446	195,988
Intermodal services	65,710	39,057	167,190	113,713
Dedicated services	30,941	22,135	87,725	71,406
Value-added services	98,636	95,712	310,916	290,489
Total operating revenues	374,292	313,001	1,075,330	902,642
Operating expenses:
Purchased transportation and equipment rent	186,239	153,277	526,502	427,104
Direct personnel and related benefits	87,189	77,570	260,548	234,352
Operating supplies and expenses	32,119	28,306	90,547	88,757
Commission expense	9,653	8,503	28,298	24,284
Occupancy expense	7,410	7,504	22,574	23,001
General and administrative	7,750	8,968	23,354	23,421
Insurance and claims	7,419	20,562	18,173	35,958
Depreciation and amortization	13,983	11,795	39,448	33,663
Total operating expenses	351,762	316,485	1,009,444	890,540
Income from operations	22,530	(3,484)	65,886	12,102
Interest income	21	29	56	67
Interest expense	(4,324)	(2,537)	(9,866)	(7,292)
Other non-operating income	1,746	721	1,688	1,253
Income (loss) before income taxes	19,973	(5,271)	57,764	6,130
Income tax expense (benefit)	4,918	(1,966)	14,606	2,378
Net income (loss)	$15,055	$(3,305)	$43,158	$3,752
Earnings (loss) per common share:
Basic	$0.53	$(0.12)	$1.52	$0.13
Diluted	$0.53	$(0.12)	$1.52	$0.13
Weighted average number of common shares outstanding:
Basic	28,382	28,441	28,388	28,440
Diluted	28,392	28,444	28,396	28,440
Dividends declared per common share	$0.105	$0.070	$0.315	$0.210

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net Income (loss)	$15,055	$(3,305)	$43,158	$3,752
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes (1)	112	55	343	34
Foreign currency translation adjustments	589	713	764	888
Unrealized holding gains on available-for-sale investments arising during the period, net of income taxes (2)(4)	-	534	-	717
Realized gains on available-for-sale investments reclassified into income, net of taxes (3)(4)	-	(387)	-	(571)
Total other comprehensive income (loss)	701	915	1,107	1,068
Total comprehensive income (loss)	$15,756	$(2,390)	$44,265	$4,820

(1) Net of income taxes of $17, ($5), $107 and ($18), respectively.
(2) Net of income taxes of $0, $312, $0 and $423, respectively.
(3) Net of income taxes of $0, $231, $0 and $352, respectively.

(4) In accordance with the adoption of ASU 2016-01 on January 1, 2018 (see Note 4), unrealized holding gains and losses on equity securities have been reclassified to income for the current period and to retained earnings for historical amounts recorded in Accumulated Other Comprehensive Income at December 31, 2017.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$43,158	$3,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,448	33,663
Gain on marketable equity securities	(291)	(923)
Gain on disposal of property and equipment	(137)	(198)
Gain on life insurance policies	(1,025)	—
Amortization of debt issuance costs	998	241
Stock-based compensation	246	246
Provision for doubtful accounts	561	1,683
Deferred income taxes	3,741	(4,771)
Change in assets and liabilities:
Trade and other accounts receivable	(33,239)	(25,242)
Prepaid income taxes, prepaid expenses and other assets	(3,694)	5,833
Accounts payable, accrued expenses and other current liabilities, and insurance and claims	20,421	54,779
Due to/from affiliates, net	2,674	1,848
Other long-term liabilities	1,040	(482)
Net cash provided by operating activities	73,901	70,429
Cash flows from investing activities:
Capital expenditures	(54,207)	(46,677)
Proceeds from the sale of property and equipment	2,132	714
Purchases of marketable securities	(613)	(401)
Proceeds from sale of marketable securities	5,615	1,261
Proceeds from life insurance policies	2,583	—
Acquisitions of businesses	(100,787)	—
Net cash used in investing activities	(145,277)	(45,103)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	304,885	223,723
Repayments of debt - revolving debt	(276,000)	(232,973)
Proceeds from borrowing - term debt	84,133	24,734
Repayments of debt - term debt	(37,123)	(33,452)
Borrowings under margin account	12,400	—
Repayments under margin account	(7,149)	—
Payment of capital lease obligations	(69)	(77)
Capitalized financing costs	(862)	—
Purchases of treasury stock	(832)	(517)
Dividends paid	(7,950)	(5,973)
Net cash provided by (used in) financing activities	71,433	(24,535)
Effect of exchange rate changes on cash and cash equivalents	816	351
Net increase in cash	873	1,142
Cash and cash equivalents – beginning of period	1,672	1,755
Cash and cash equivalents – end of period	$2,545	$2,897

Supplemental cash flow information:
Cash paid for interest	$8,398	$6,758
Cash paid for income taxes	$3,717	$1,628

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended September 29, 2018.  These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)	Recent Accounting Pronouncements - continued

Recent accounting pronouncements not currently effective

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of the new standard is to establish principles for lessees and lessors to report information about the amount, timing, and uncertainty of cash flows arising from a lease.  The ASU will require a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. This guidance will become effective for us January 1, 2019. Although early adoption is permitted, we do not plan to early adopt. In July 2018, the FASB issued additional authoritative guidance providing companies with the option to apply this ASU to new and existing leases within the scope of the guidance as of the beginning of the period of adoption. We plan to elect this transition method of applying the new lease standard and will recognize right-of-use assets, lease liabilities, and any cumulative-effect adjustments to the opening balance of retained earnings as of January 1, 2019. Prior period amounts will not be adjusted and will continue to be reported under the accounting standards in effect for those periods. Upon adoption of the new standard on January 1, 2019, we expect to elect the package of practical expedients provided under the guidance. The practical expedient package applies to leases that commenced prior to adoption of the new standard and permits companies not to reassess whether existing or expired contracts are or contain a lease, the lease classification, and any initial direct costs for any existing leases. We are currently evaluating the effects ASU 2016-02 will have on our consolidated financial statements and related disclosures. As of December 31, 2017, we disclosed approximately $71.8 million in operating lease obligations in Note 9, “Leases” in the Company’s Form 10-K.  We will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. Upon adoption, we would expect the amount recognized for the right-of-use assets and lease liabilities to be material to the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the Tax Cuts and Jobs Act of 2017. The amendment provides the option to reclassify stranded tax effects within accumulated other comprehensive income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recorded. New disclosures will be required upon adoption, including the accounting policy for releasing income tax effects from AOCI, whether reclassification of stranded income tax effects is elected, and information about other income tax effect reclassifications. The amendment will become effective for us on January 1, 2019. Although early adoption is permitted, we do not plan to early adopt. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.

In March 2018, the FASB issued ASU 2018-05, Income Taxes, to clarify the accounting implications of Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides a measurement period that should not extend beyond one year from December 22, 2017, the date of the enactment of the Tax Cuts and Jobs Act, to complete the accounting under Accounting Standards Codification ("ASC") 740, Income Taxes. As of September 29, 2018, we have not adjusted the provisional estimate recorded at December 31, 2017. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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

Transportation services are short-term in nature; agreements governing their provision generally have a term of less than one year. They do not contain significant financing components.  In accordance with ASU 2014-09, the Company recognizes revenue over the period transportation services are provided to the customer, including service performed as of the end of the reporting period for loads currently in-transit, in order to recognize the value that is transferred to a customer over the course of the transportation service.

We determine revenue in-transit using the input method, under which revenue is recognized based on the duration of time that has lapsed from the departure date (start of transportation services) to the arrival date (completion of transportation services). Measurement of revenue in-transit requires the application of significant judgment. We calculate the estimated percentage of an order’s transit time that is complete at period end, and we apply that percentage of completion to the order’s estimated revenue.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	September 29, 2018	January 1, 2018
Prepaid expenses and other - contract assets	$2,406	$1,361

We generally receive payment for performance obligations within 45 days of completion of transportation services and 65 days for completion of value-added services. Contract assets in the table above generally relate to revenue in-transit at the end of the reporting period.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)     Revenue Recognition - continued

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of income and balance sheet was as follows (in thousands):

	Thirty-nine Weeks Ended September 29, 2018
	Under ASC 605	Adjustment	As Reported
Consolidated Statement of Income
Truckload services revenue	$236,704	$3,349	$240,053
Brokerage services revenue	267,281	2,165	269,446
Intermodal services revenue	166,717	473	167,190
Dedicated services revenue	87,470	255	87,725
Purchased transportation and equipment rent expense	521,496	5,006	526,502
Commission expense	28,136	162	28,298
Income tax expense	14,321	285	14,606
Net income	42,369	789	43,158

	As of September 29, 2018
Consolidated Balance Sheet	Under ASC 605	Adjustment	As Reported
Prepaid expenses and other	$23,419	$2,406	$25,825
Accounts payable	105,005	1,994	106,999
Income taxes payable	2,541	285	2,826
Retained earnings	224,696	789	225,485

See also Note 13 for information on revenue reported by segment.

(4)	Marketable Securities

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

The following table sets forth market value, cost, and unrealized gains on equity securities (in thousands):

	September 29, 2018	December 31, 2017
Fair value	$10,433	$15,144
Cost	8,010	10,231
Unrealized gain	$2,423	$4,913

Prior to the Company’s  adoption of ASU 2016-01 as of January 1, 2018 , unrealized gains and losses in fair market value were presented as a component of Accumulated Other Comprehensive Income in shareholders’ equity; before adoption of this guidance, the Company included in net income only realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities. The cost of securities determined to be in an other-than-temporary loss position was required to be presented net of the amount of the other-than-temporary impairment calculated. Subsequent to adoption of ASU 2016-01, cost is no longer presented net of other-than-temporary impairment. The December 31, 2017 cost reflected in the table above was presented net of approximately $424,000 of other-than-temporary impairment.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Marketable Securities - continued

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	September 29, 2018	December 31, 2017
Gross unrealized gains	$2,999	$5,390
Gross unrealized losses	(576)	(477)
Net unrealized gains	$2,423	$4,913

The following table shows the Company’s net realized gains on marketable equity securities (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Realized gain
Sale proceeds	$2,804	$725	$5,615	$1,261
Cost of securities sold	2,439	106	5,123	338
Realized gain	$365	$619	$492	$923

Realized gain, net of taxes	$275	$388	$368	$565

During the thirteen-week and thirty-nine week periods ended September 29, 2018, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $232,000 and ($201,000), respectively, which was reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Acquisitions

On August 10, 2018, the Company acquired all of the outstanding shares of Southern Counties Express, Inc. and certain of its affiliates (collectively, “Southern Counties”).  Southern Counties provides full-service harbor drayage, transloading, warehousing, and project cargo services in southern California. The total purchase price was $65.7 million.  To finance the acquisition, the Company executed an Amended and Restated Revolving Credit, Term Loan and Security Agreement dated August 10, 2018. Approximately $0.5 million of transaction related costs were incurred in the acquisition.

On February 1, 2018, the Company acquired all of the outstanding shares of Fore Transportation, Inc. and certain of its affiliates (collectively, “Fore”).  Fore provides its customers with intermodal solutions, including local and regional drayage services. One of the acquired companies owns and leases real property and improvements, including a 28-acre terminal that serves as Fore’s corporate headquarters and a container storage facility.  The total cash purchase price was $35.1 million. To fund the acquisition, the Company used a combination of cash and loan proceeds under its margin credit facility, revolving credit facility and secured real estate financing. Approximately $0.2 million of transaction related costs were incurred in the acquisition.

The Company accounted for the acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded at their estimated fair value at acquisition, with the remaining unallocated purchase price recorded as goodwill. The goodwill recorded is included in our transportation segment, and is non-deductible for income tax purposes. The preliminary allocation of the purchase price in each transaction is as follows (in thousands):

	Southern Counties	Fore
Current assets	$5,359	$6,077
Property and equipment	4,598	10,864
Goodwill	29,618	9,995
Intangible assets	35,690	12,108
Other assets	1,427	-
Current liabilities	(3,027)	(1,234)
Deferred tax liabilities, net	(7,983)	(2,705)
	$65,682	$35,105

The intangible assets represent the acquired companies’ customer relationships, trade names, and non-competition agreements.  The acquired customer relationships are being amortized over a period of seven years to 15 years, trade names are being amortized over a period of three years, and the non-competition agreements are being amortized over a period of five years.  The Company used the discounted cash flow method to estimate the fair value of these acquired intangible assets.

The following unaudited pro forma results of operations present consolidated information of the Company as if Southern Counties and Fore were acquired on January 1, 2017 (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Operating revenues	$380,790	$335,369	$1,112,560	$964,705
Income (loss) from operations	$23,633	$(1,596)	$69,799	$15,915
Net income (loss)	$15,570	$(2,903)	$44,332	$3,796
Earnings (loss) per common share:
Basic	$0.55	$(0.10)	$1.56	$0.13
Diluted	$0.55	$(0.10)	$1.56	$0.13

The unaudited pro forma consolidated results are presented for illustrative purposes and do not purport to represent what the results of operations would actually have been had we acquired Southern Counties and Fore on January 1, 2017.  Further, the financial information does not purport to project the future operating results of the Company on a consolidated basis.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Acquisitions - continued

For the thirteen weeks ended September 29, 2018, actual revenue and operating income of the acquired companies was $18.8 million and $2.7 million, respectively. For the thirty-nine weeks ended September 29, 2018, actual revenue and operating income was $33.7 million and $4.6 million, respectively.  There were no acquisitions during the thirteen weeks or thirty-nine weeks ended September 30, 2017.

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 29, 2018	December 31, 2017

Payroll related items	$12,627	$9,854
Driver escrow liabilities	3,992	3,785
Commissions, taxes and other	10,698	10,490
Total	$27,317	$24,129

(7)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at September 29, 2018	September 29, 2018	December 31, 2017
Outstanding Debt:
Amended Credit Facility (1)
Revolver	3.88% to 6.00%	$99,110	$70,225
Term Loan	10.13%	30,000	—
Westport Facility (2)
Term Loan	5.13%	15,500	22,500
Revolver	n/a	—	—
Equipment Financing (3)	3.18% to 4.99%	133,187	112,205
Real Estate Financing (4)	4.51%	47,337	44,309
Margin Facility (5)	3.36%	5,251	—
Unamortized debt issuance costs		(1,124)	(1,261)
		329,261	247,978
Less current portion of long-term debt		84,956	40,870
Total long-term debt, net of current portion		$244,305	$207,108

(1) The Amended Credit Facility provides for maximum borrowings of $180 million in the form of a $30 million term loan and a $150 million revolver.  Borrowings under the revolver may be made until the maturity date, December 23, 2020. Borrowings under the term loan were advanced on August 10, 2018 and mature on August 10, 2019.  The term loan will be repaid in equal monthly installments of $357,000 commencing on October 1, 2018, with the remaining principal balance and all unpaid interest due at maturity. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus an applicable margin.  The applicable margin for advances under the revolver fluctuates based on excess availability.  The applicable margin for the term loan is 5.50% plus 2.5% of paid-in-kind interest (“PIK Interest”).  PIK Interest compounds monthly and is due and payable up to the maturity of the term loan.  The revolver is secured by cash, deposits, accounts receivable and selected other assets of the applicable borrowers.  The term loan is secured by a first priority perfected security interest and pledge of the Company’s applicable operating entities. The facility also includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. At September 29, 2018, we were in compliance with all covenants under the facility, and $38.3 million was available for borrowing.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Debt - continued

(2) The Westport Facility provides our subsidiary, Westport Axle Corporation, with maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest either at a variable interest rate based on LIBOR or at a base-rate, and are secured by all of Westport’s assets. The Company becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period. The Westport Facility includes customary affirmative and negative covenants and events of default. At September 29, 2018, we were in compliance with all covenants, and $16.7 million was available for borrowing.

(3) The Equipment Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance transportation equipment. The equipment notes, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.99%. At September 29, 2018, we were in compliance with all covenants.

(4) The Real Estate Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance certain real property. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At September 29, 2018, we were in compliance with all covenants.

(5) The Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At September 29, 2018, the maximum available borrowing under the line of credit was $41,000.

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $15.7 million at September 29, 2018. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became  effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  At September 29, 2018, the fair value of the swap agreements was an asset of $0.7 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 8 for additional information pertaining to interest rate swaps.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 29, 2018
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Marketable securities	$10,433	$—	$—	$10,433
Interest rate swaps	—	710	—	710
Total	$10,433	$710	$—	$11,143

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$75	$—	$—	$75
Marketable securities	15,144	—	—	15,144
Interest rate swaps	—	260	—	260
Total	$15,219	$260	$—	$15,479

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at September 29, 2018 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$133,187	$131,465

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Transactions with Affiliates

CenTra, Inc., an affiliate of the Company, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from affiliates. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and thirty-nine weeks ended September 29, 2018 and September 30, 2017 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Administrative support services	$615	$572	$2,346	$1,702
Truck fuel, tolls and maintenance	29	645	910	1,912
Real estate rent and related costs	3,418	4,230	10,999	12,947
Insurance, bonds and employee benefit plans	16,394	14,010	39,907	43,511
Purchased transportation and equipment rent	92	20	1,164	35
Total	$20,548	$19,477	$55,326	$60,107

We pay CenTra the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliate’s trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased. In connection with our transportation services, we also pay tolls and other fees for international bridge crossings to certain related entities that are under common control with CenTra.

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

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance, as well as obtain surety bonds from an insurance company controlled by our majority shareholders.  Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At September 29, 2018 and December 31, 2017, amounts due to affiliates were $15.2 million and $12.0 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At September 29, 2018 and December 31, 2017, there were $8.9 million and $10.1 million, respectively, included in each of these accounts for insured claims.

We made purchases of used equipment from an affiliate during the thirty-nine weeks ended September 29, 2018 totaling $8,300, and purchased wheels and tires from an affiliate for new trailering equipment totaling $23,000 during the same period. During the thirty-nine weeks ended September 30, 2017, we purchased used equipment from an affiliate totaling $1.8 million, and purchased wheels and tires from an affiliate for new trailering equipment totaling $1.8 million during the same period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks and thirty-nine weeks ended September 29, 2018 and September 30, 2017 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Purchased transportation and equipment rent	$342	$187	$679	$737
Total	$342	$187	$679	$737

At September 29, 2018 and December 31, 2017, amounts due from affiliates were $3.2 million and $2.7 million, respectively.

(10)	Stock Based Compensation

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

 A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	31,250	$16.63
Granted	—	$—
Vested	(12,500)	$19.65
Forfeited	—	$—
Balance at September 29, 2018	18,750	$14.62

In each of the thirty-nine week periods ended September 29, 2018 and September 30, 2017, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million.  As of September 29, 2018, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.1 million during the remainder of 2018, and $0.1 million in each of 2019 and 2020.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks and thirty-nine weeks ended September 29, 2018, there were 10,499 and 8,446 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and thirty-nine weeks ended September 30, 2017, there were 2,841 and 610 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

In each of the thirteen weeks and thirty-nine weeks ended September 30, 2017, 35,000 shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. No shares were excluded from the calculation of diluted earnings per share for the thirteen weeks or thirty-nine weeks ended September 29, 2018.

(12)	Dividends

On July 26, 2018, our Board of Directors declared a quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on August 6, 2018 and paid on August 16, 2018.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments as of and for the thirteen week and thirty-nine week periods ended September 29, 2018 and September 30, 2017 (in thousands):

	Thirteen weeks ended September 29, 2018
	Transportation	Logistics	Other	Total
Operating revenues	$248,529	$125,385	$378	$374,292
Eliminated inter-segment revenues	(406)	(3,188)	-	(3,594)
Income from operations	11,885	10,503	142	22,530
Total assets	456,638	292,054	20,268	768,960

	Thirteen weeks ended September 30, 2017
	Transportation	Logistics	Other	Total
Operating revenues	$199,013	$113,667	$321	$313,001
Eliminated inter-segment revenues	(259)	(2,139)	-	(2,398)
Income (loss) from operations	(7,641)	4,692	(535)	(3,484)
Total assets	288,917	287,649	27,289	603,855

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)	Segment Reporting - continued
	Thirty-nine weeks ended September 29, 2018
	Transportation	Logistics	Other	Total
Operating revenues	$688,794	$385,431	$1,105	$1,075,330
Eliminated inter-segment revenues	(1,336)	(8,935)	-	(10,271)
Income from operations	32,273	32,950	663	65,886
Total assets	456,638	292,054	20,268	768,960

	Thirty-nine weeks ended September 30, 2017
	Transportation	Logistics	Other	Total
Operating revenues	$552,442	$349,252	$948	$902,642
Eliminated inter-segment revenues	(1,025)	(6,124)	-	(7,149)
Income (loss) from operations	7,208	6,359	(1,465)	12,102
Total assets	288,917	287,649	27,289	603,855

(14)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

On October 16, 2017, a jury in state court in Cook County, Illinois rendered a verdict of $54.2 million against Universal Am-Can, Ltd. (“UACL”) in the matter of Denton v. UACL, et al. The litigation relates to a vehicular accident that occurred on February 8, 2011 on I-65 in Rensselaer, Indiana. The accident involved a tractor-trailer being driven by an independent owner-operator of UACL. The driver was braking on the expressway in order to avoid another vehicle being driven the wrong way on the interstate. The truck attempted to avoid the oncoming vehicle and the plaintiff’s vehicle and, in so doing, struck the plaintiff’s vehicle. As a result of the accident, the plaintiff sustained non-life threatening injuries. In connection with the verdict, the jury determined that UACL was responsible for the liability associated with the accident. The verdict included $19.2 million in compensatory damages and $35.0 million in punitive damages against UACL. The insurance coverage available for reimbursement of UACL’s damages underlying the verdict is limited to $1.0 million. We believe the facts and the law do not support the jury’s findings of liability against UACL.  The Company has filed an appeal with the Appellate Court of Illinois First Judicial District to overturn the verdict and the judgment.  Enforcement of the judgment has been stayed pending the outcome of the appeal. The Company currently estimates the possible range of financial exposure, net of insurance coverage, to be between $18.2 million and $53.2 million.  Based on the Company’s best estimate of the liability at this time, the Company recorded an accrued liability for this matter of $18.2 million.  While we cannot predict with any certainty the outcome of this litigation, its ultimate resolution could be significantly different from our estimate and materially affect our financial condition, results of operations and cash flows.

The Company was plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. (“Dalton”) in the United States District Court for the Southern District of Texas. The Company was seeking approximately $1.9 million in damages from a debtor relating to unpaid freight charges. In response to the filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: one in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million, but ignored the $1.9 million jury award in favor of Universal.  The Company believes this ruling was in error and further believes the jury erred in their findings of any damages against Universal.  The Company has filed an appeal with the United States Court of Appeals for the Fifth Circuit to overturn the verdict and the judgment. Enforcement of the judgment has been stayed pending the outcome of the appeal.  The Company currently estimates the possible range of financial exposure in the matter to be between $0 and $5.7 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $1.8 million.  While we cannot predict with any certainty the outcome of this litigation, management does not believe the outcome will have a material adverse effect on our business, financial condition, results of operations or cash flows.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)	Commitments and Contingencies - continued

On February 21, 2018, Ford Motor Company (“Ford”) filed suit against two of the Company’s subsidiaries (collectively, the “Subsidiary Defendants”) and two related parties in state court in Oakland County, Michigan.  The complaint sought a declaratory judgment that the Subsidiary Defendants and their co-defendants are required to indemnify Ford for $76 million in damages sustained by Ford in a wrongful death lawsuit in Clay County, Missouri.  On November 5, 2018, the trial court granted a Motion for Summary Disposition filed by the defendants, and the claims against the Subsidiary Defendants were dismissed with prejudice.

In the third quarter of 2018, a tractor-trailer operated by a subsidiary of the Company was involved in a multi-vehicle, multi-fatality accident. Pre-suit mediation is scheduled for the fourth quarter of 2018.  The Company currently estimates the possible range of financial exposure, net of insurance coverage, to be between $2 million and $9 million. Based on the Company’s current best estimate of its subsidiary’s ultimate liability, the Company recorded an accrued liability for this matter of $2 million.  While we cannot predict with any certainty the outcome of this matter, its ultimate resolution could be significantly different from our estimate and materially affect our financial condition, results of operations and cash flows.

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

At September 29, 2018, approximately 27% of our employees in the United States, Canada and Colombia, and 94% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, none of which are subject to contracts that expire in 2018.

(15)	Subsequent Events

On October 12, 2018, the Company entered into and closed on a stock purchase agreement to acquire Specialized Rail Service, Inc. (“Specialized Rail Service” or “SRS”) for approximately $12.3 million.  Specialized Rail Service offers local and regional intermodal drayage services, as well as transloading, cross-docking, warehousing and distribution, and intermodal facility management.  SRS operates a fleet of over 140 tractors and has facilities in Clearfield, Utah and Las Vegas, Nevada. In connection with the acquisition, a subsidiary of the Company purchased a 7-acre terminal in Clearfield, Utah from an affiliate of SRS for approximately $3.0 million.  To finance the acquisition, the Company executed a third amendment to its Credit Agreement with Comerica Bank.

On October 25, 2018, our Board of Directors declared a quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on November 5, 2018 and expected to be paid on November 15, 2018.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and Company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and thirty-nine weeks ended September 29, 2018 and September 30, 2017, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Operating revenues:
Truckload services	21.4%	26.5%	22.3%	25.6%
Brokerage services	26.4	23.4	25.1	21.7
Intermodal services	17.6	12.5	15.5	12.6
Dedicated services	8.3	7.1	8.2	7.9
Value-added services	26.4	30.6	28.9	32.2
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and thirty-nine weeks ended September 29, 2018 and September 30, 2017, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	49.8	49.0	49.0	47.3
Direct personnel and related benefits	23.3	24.8	24.2	26.0
Operating supplies and expenses	8.6	9.0	8.4	9.8
Commission expense	2.6	2.7	2.6	2.7
Occupancy expense	2.0	2.4	2.1	2.5
General and administrative	2.1	2.9	2.2	2.6
Insurance and claims	2.0	6.6	1.7	4.0
Depreciation and amortization	3.7	3.8	3.7	3.7
Total operating expenses	94.0	101.1	93.9	98.7
Income (loss) from operations	6.0	(1.1)	6.1	1.3
Interest and other non-operating income (expense), net	(0.7)	(0.6)	(0.8)	(0.7)
Income (loss) before income taxes	5.3	(1.7)	5.4	0.7
Income tax expense (benefit)	1.3	(0.6)	1.4	0.3
Net income (loss)	4.0%	-1.1%	4.0%	0.4%

Thirteen Weeks Ended September 29, 2018 Compared to Thirteen Weeks Ended September 30, 2017

Operating revenues. Operating revenues for the thirteen weeks ended September 29, 2018 increased $61.3 million, or 19.6%, to $374.3 million from $313.0 million for the thirteen weeks ended September 30, 2017. Included in operating revenues are separately-identified fuel surcharges of $22.1 million for the thirteen weeks ended September 29, 2018 compared to $14.3 million for the thirteen weeks ended September 30, 2017.  Revenues from our transportation segment increased $49.5 million, or 24.9%, and income from operations in our transportation segment increased $19.5 million, to $11.9 million, compared to an operating loss of $7.6 million during the same period last year. Included in the thirteen weeks ended September 30, 2017 were charges related to on-going legal matters of $17.4 million.  In our logistics segment, revenues increased $11.7 million, or 10.3%, over the same period last year. Income from operations in our logistics segment increased $5.8 million, or 123.4%, to $10.5 million, compared to $4.7 million during the same period last year. The increase in operating income was primarily attributable to improved performance at several valued-added operations. Overall, consolidated income from operations increased $26.0 million during the thirteen-week period ended September 29, 2018 to $22.5 million from an operating loss of $3.5 million during the same period last year.

Operating revenues from truckload services decreased $2.6 million to $80.2 million during the thirteen weeks ended September 29, 2018, compared to $82.8 million for the same period last year. Included in truckload revenues for the recently completed quarter were $8.7 million in separately identified fuel surcharges compared to $7.1 million during the same period last year.  The decrease reflects a 7.4% decrease in the number of loads hauled.  During the thirteen weeks ended September 29, 2018, Universal moved 73,117 loads compared to 78,965 during the same period last year.  Truckload service revenues also included $4.7 million of FEMA related revenues during the thirteen weeks ended September 30, 2017.  These decreases were partially offset by a 9.6% increase in average operating revenue per load, excluding fuel surcharges.

Revenues for the third quarter 2018 from brokerage services increased $25.5 million, or 34.8%, to $98.8 million compared to $73.3 million one year earlier. The growth in brokerage revenues is due to increases in the average operating revenue per load and in the number of loads hauled. Universal’s average operating revenue per load increased 18.0% to $1,643 per load, up from $1,392 per load one year earlier. The number of brokerage loads hauled in the third quarter 2018 increased 19.0% to 58,147 compared to 48,870 during the same period last year.

Intermodal services revenues increased $26.6 million, or 68.0%, to $65.7 million during the thirteen weeks ended September 29, 2018, up from $39.1 million during the same period last year.  Intermodal revenues for the recently completed quarter included $18.8 million of revenues from Universal’s acquisitions of Fore Transportation and Southern Counties in 2018.  Intermodal revenues during the thirteen weeks ended September 29, 2018 included $8.4 million in separately identified fuel surcharges, compared to $3.9 million during the same period last year.  The growth is also due to increases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled.  During the thirteen weeks ended September 29, 2018, Universal moved 119,410 intermodal loads, compared to 87,342 loads during the same period last year, an increase of 36.7%, while also increasing its average operating revenue per load, excluding fuel surcharges, by 22.0%.

Third quarter 2018 operating revenues from dedicated services increased to $30.9 million compared to $22.1 million one year earlier. Dedicated services revenues included $4.4 million in separately identified fuel surcharges during the thirteen weeks ended September 29, 2018, compared to $2.9 million during the same period last year. The increase in dedicated services revenues is also attributable to increases in the number of loads hauled. During the quarter ended September 29, 2018, Universal moved 55,563 dedicated services loads, compared to 44,069 loads one year earlier, and the average rate per mile, excluding fuel surcharges, increased 5.6%. The overall increase was partially offset by a decrease in Universal’s average dedicated operating revenue per load, excluding fuel surcharges, which decreased by 3.5%, primarily driven by a decrease in the average length of haul.

Value-added services revenues increased $2.9 million to $98.6 million in the thirteen weeks ended September 29, 2018.  This compares to $95.7 million from value-added services one year earlier.  Operations supporting the heavy-truck market continue to positively impact value-added services, contributing over $4.6 million of incremental revenues in the third quarter 2018.  Overall, revenues from value-added services grew by 3.0% compared to the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended September 29, 2018 increased by $32.9 million, or 21.5%, to $186.2 million from $153.3 million for the thirteen weeks ended September 30, 2017. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  For the thirteen weeks ended September 29, 2018, transportation-related service revenues increased 26.9% compared to the same period last year.  As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 49.8% for the thirteen weeks ended September 29, 2018 from 49.0% during the same period last year.  The increase was primarily attributable to an increase in the mix of brokerage services revenues, which utilize third-party capacity, as well as an increase in the rates paid to acquire this capacity.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended September 29, 2018 increased by $9.6 million, or 12.4%, to $87.2 million compared to $77.6 million for the thirteen weeks ended September 30, 2017. The increase is primarily the result of increased personnel costs at our value-added operations supporting heavy-truck production, and in our intermodal and brokerage businesses. As a percentage of operating revenues, personnel and related benefits expenses decreased to 23.3% for the thirteen weeks ended September 29, 2018, compared to 24.8% during the same period last year, reflecting a decrease in the mix of value-added services revenue as a percentage of total operating revenues. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses.  Operating supplies and expenses increased by $3.8 million, or 13.4%, to $32.1 million for the thirteen weeks ended September 29, 2018 compared to $28.3 million for the thirteen weeks ended September 30, 2017. As a percentage of operating revenues, operating supplies and expenses decreased to 8.6% for the thirteen weeks ended September 29, 2018 from 9.0% for the thirteen weeks ended September 30, 2017. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The increase was primarily the result of increases of $2.5 million in fuel expense on company equipment, $0.7 million in operating supplies and material costs in operations supporting the heavy-truck production market, and $0.6 million in plate and permits expenses.

Commission expense. Commission expense for the thirteen weeks ended September 29, 2018 increased by $1.2 million, or 14.1%, to $9.7 million from $8.5 million for the thirteen weeks ended September 30, 2017. Commission expense generally increases or decreases in proportion to our transportation-related services, except in cases where we generate a higher proportion of our revenues at company-managed terminals where no commissions are paid.  As a percentage of operating revenues, commission expense decreased slightly to 2.6% for the thirteen week period ended September 29, 2018, while it was 2.7% for the thirteen week period ended September 30, 2017.

Occupancy expense.  Occupancy expenses decreased by $0.1 million, or 1.3%, to $7.4 million for the thirteen weeks ended September 29, 2018 compared to $7.5 million for the thirteen weeks ended September 30, 2017.  The decrease was primarily attributable to a decrease in building rent as we consolidated facilities for one of our value-added programs.

General and administrative. General and administrative expense decreased by $1.2 million, or 13.3%, to $7.8 million for the thirteen weeks ended September 29, 2018 compared to $9.0 million for the thirteen weeks ended September 30, 2017. As a percentage of operating revenues, general and administrative expense decreased to 2.1% for the thirteen weeks ended September 29, 2018, while it was 2.9% for the thirteen week period ended September 30, 2017. $1.8 million of charges for litigation related matters were included in the thirteen week period ended September 30, 2017. Partially offsetting the overall decrease was a $0.6 million increase in salaries, wages, and benefits costs, which is the largest component of general and administrative expense.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended September 29, 2018 decreased by $13.2 million, or 64.1%, to $7.4 million from $20.6 million for the thirteen weeks ended September 30, 2017.  The thirteen weeks ended September 30, 2017 included $15.6 million of charges for on-going legal matters.  As a percentage of operating revenues, insurance and claims decreased to 2.0% for the thirteen weeks ended September 29, 2018 compared to 6.6% for the thirteen weeks ended September 30, 2017. Excluding the 2017 charges for on-going legal matters, as a percentage of revenues, insurance and claims expense was 1.6% for the thirty-nine week period ended September 30, 2017.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended September 29, 2018 increased by $2.2 million, or 18.6%, to $14.0 million from $11.8 million for the thirteen weeks ended September 30, 2017. The increase was primarily due to elevated levels of capital expenditures in recent years and additional intangibles being amortized from the acquisitions of Fore Transportation and Southern Counties in 2018.

Interest expense, net. Net interest expense was $4.3 million for the thirteen weeks ended September 29, 2018 compared to $2.5 million for the thirteen weeks ended September 30, 2017.  The increase of net interest expense reflects an increase in outstanding borrowings and in interest rates on our variable rate debt.  As of September 29, 2018, our outstanding borrowings were $330.4 million compared to $244.9 million at September 30, 2017.

Other non-operating income (expense).  Other non-operating income for the thirteen weeks ended September 29, 2018 was $1.7 million compared to other non-operating income of $0.7 million for the thirteen weeks ended September 30, 2017.  The increase was primarily the result of $1.0 million in gains on life insurance policies.

Income tax expense (benefit). Income tax expense for the thirteen weeks ended September 29, 2018 was $4.9 million compared to an income tax benefit of $2.0 million for the thirteen weeks ended September 30, 2017, based on an effective tax rate of 24.6% and 37.3%, respectively.   While the decrease in the effective tax rate reflects the impact of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017, the increase in income tax expense reflects the increase in taxable income during the thirteen weeks ended September 29, 2018 compared to the same period last year.

Thirty-nine Weeks Ended September 29, 2018 Compared to Thirty-nine Weeks Ended September 30, 2017

Operating revenues. Operating revenues for the thirty-nine weeks ended September 29, 2018 increased $172.7 million, or 19.1%, to $1.075 billion from $902.6 million for the thirty-nine weeks ended September 30, 2017. Included in operating revenues are separately-identified fuel surcharges of $60.5 million for the thirty-nine weeks ended September 29, 2018 compared to $43.8 million for the thirty-nine weeks ended September 30, 2017.  Revenues from our transportation segment increased $136.4 million, or 24.7%, and income from operations increased $25.1 million to $32.3 million from $7.2 million for the same period last year. Included in the thirty-nine weeks ended September 30, 2017 were charges related to on-going legal matters of $17.4 million. Additionally, operating income increased due to increased revenues and improved operating margins in several of our transportation segment businesses.  In our logistics segment, revenues increased $36.2 million, or 10.4%, over the same period last year and income from operations increased $26.6 million to $33.0 million, from $6.4 million.  The increase in operating income was primarily attributable to improved performance at several valued-added operations, including $4.4 million of additional operating income generated by our value-added operations supporting Class 8 heavy-truck production, and improved performance at several valued-added operations.  During the thirty-nine weeks ended September 30, 2017, our logistics segment experienced lower operating margins, extended launch costs at one of our major value-added operations, and losses in our Mexican value-added operations, all of which contributed to the decreased level of operating income. Overall, consolidated income from operations increased $53.8 million to $65.9 million during the thirty-nine week period ended September 29, 2018.

Operating revenues from truckload services increased $9.1 million to $240.1 million during the thirty-nine weeks ended September 29, 2018, compared to $231.0 million for the same period last year. Included in truckload revenues were $26.2 million in separately identified fuel surcharges compared to $20.8 million during the same period last year.  The increase in truckload services reflects a 12.2% increase in average operating revenue per load, excluding fuel surcharges.  This increase was partially offset by a 7.6% decrease in the number of loads hauled.  During the thirty-nine weeks ended September 29, 2018, Universal moved 220,961 loads compared to 239,220 during the same period last year.

Revenues during the thirty-nine weeks ended September 29, 2018 from brokerage services increased $73.4 million, or 37.4%, to $269.4 million. This compares to $196.0 million one year earlier. The growth in brokerage revenues is due to increases in the average operating revenue per load and in the number of loads hauled.  Universal’s average operating revenue per load increased 25.5% to $1,650 per load, up from $1,315 per load one year earlier. The number of brokerage loads hauled in the thirty-nine weeks September 29, 2018 increased 12.3% to 157,246 compared to 139,996 during the same period last year.

Intermodal services revenues increased $53.5 million, or 47.1%, to $167.2 million during the thirty-nine weeks ended September 29, 2018, up from $113.7 million during the same period last year.  Intermodal revenues for the recently ended thirty-nine weeks included $33.7 million of revenues from Universal’s acquisitions of Fore Transportation and Southern Counties in 2018.  Intermodal revenues during the thirty-nine weeks ended September 29, 2018 also included $19.3 million in separately identified fuel surcharges, compared to $11.6 million during the same period last year.  The growth is also due to increases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled.  During the thirty-nine weeks ended September 29, 2018, Universal moved 311,907 intermodal loads, compared to 258,847 loads during the same period last year, an increase of 20.5%, while also increasing its average operating revenue per load, excluding fuel surcharges, by 20.9%.

Operating revenues from dedicated services during the thirty-nine weeks ended September 29, 2018 increased to $87.7 million compared to $71.4 million one year earlier. Dedicated services revenues included $13.2 million in separately identified fuel surcharges in the thirty-nine weeks ended September 29, 2018 compared to $9.7 million during the same period last year.  The increase in dedicated services revenues is also attributable to an increase in the number loads hauled. During the thirty-nine weeks ended September 29, 2018, Universal moved 177,784 dedicated services loads, compared to 148,375 loads one year earlier. Universal’s average dedicated operating revenue per load, excluding fuel surcharges, decreased 5.4% compared to the prior year, driven by a decrease in the average length of haul.

Value-added services revenues increased $20.4 million to $310.9 million in the thirty-nine weeks ended September 29, 2018.  This compares to $290.5 million from value-added services one year earlier.  Operations supporting the heavy-truck market continue to positively impact value-added services, contributing over $15.9 million of incremental revenues in the thirty-nine weeks ended September 29, 2018.  Overall, revenues from value-added services grew by 7.0% compared to the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirty-nine weeks ended September 29, 2018 increased by $99.4 million, or 23.3%, to $526.5 million from $427.1 million for the thirty-nine weeks ended September 30, 2017. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  For the thirty-nine weeks ended September 29, 2018, transportation-related service revenues increased 24.9% compared to the same period last year.  As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 49.0% for the thirty-nine weeks ended September 29, 2018 from 47.3% during the same period last year.  The increase was primarily attributable to an increase in the mix of brokerage services revenues, which utilize third-party capacity, as well as an increase in the rates paid to acquire this capacity.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirty-nine weeks ended September 29, 2018 increased by $26.1 million, or 11.1%, to $260.5 million compared to $234.4 million for the thirty-nine weeks ended September 30, 2017. The increase is primarily the result of increased personnel costs at our value-added operations supporting heavy-truck production, and in our intermodal and brokerage businesses. As a percentage of operating revenues, personnel and related benefits expenses decreased to 24.2% for the thirty-nine weeks ended September 29, 2018, compared to 26.0% during the same period last year, reflecting a decrease in the mix of value-added services revenue as a percentage of total operating revenues. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses.  Operating supplies and expenses increased by $1.7 million, or 1.9%, to $90.5 million for the thirty-nine weeks ended September 29, 2018 compared to $88.8 million for the thirty-nine weeks ended September 30, 2017. As a percentage of operating revenues, operating supplies and expenses decreased to 8.4% for the thirty-nine weeks ended September 29, 2018 from 9.8% for the thirty-nine weeks ended September 30, 2017. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The decrease was primarily the result of a $6.3 million decrease in travel and meals costs related to extended implementation and higher than anticipated customer production schedules at value-added programs in 2017.  Of the $6.3 million decrease in travel and meals costs, $5.0 million were related to extended launch costs at a now exited Mexican value-added program. This decrease was partially offset by increases in fuel expense on company equipment of $5.7 million and $2.2 million increase in operating supplies and material costs in operations supporting heavy-truck.

Commission expense. Commission expense for the thirty-nine weeks ended September 29, 2018 increased by $4.0 million, or 16.5%, to $28.3 million from $24.3 million for the thirty-nine weeks ended September 30, 2017. Commission expense generally increases or decreases in proportion to our transportation-related services, except in cases where we generate a higher proportion of our revenues at company-managed terminals where no commissions are paid.  As a percentage of operating revenues, commission expense decreased slightly to 2.6% for the thirty-nine weeks ended September 29, 2018 compared to 2.7% for the thirty-nine week period ended September 30, 2017.

Occupancy expense.  Occupancy expenses decreased by $0.4 million, or 1.7%, to $22.6 million for the thirty-nine weeks ended September 29, 2018 compared to $23.0 million for the thirty-nine weeks ended September 30, 2017.  The decrease was primarily attributable to a decrease in building rent as we consolidated facilities for one of our value-added programs.

General and administrative. General and administrative expense remained at $23.4 million for both thirty-nine week periods. As a percentage of operating revenues, general and administrative expense decreased to 2.2% for the thirty-nine weeks ended September 29, 2018 from 2.6% for the thirty-nine weeks ended September 30, 2017, reflecting our efforts to maintain stable overhead expenditures while expanding the business.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended September 29, 2018 decreased by $17.8 million, or 49.4%, to $18.2 million from $36.0 million for the thirty-nine weeks ended September 30, 2017.  As a percentage of operating revenues, insurance and claims decreased to 1.7% for the thirty-nine weeks ended September 29, 2018 compared to 4.0% for the thirty-nine weeks ended September 30, 2017. Included in insurance and claims expense in the prior year was a $15.6 million charge for on-going legal matters as well as a $6.2 million increase in cargo, scrap and service claims expense primarily related to our value-added operations.

Depreciation and amortization. Depreciation and amortization expense for the thirty-nine weeks ended September 29, 2018 increased by $5.7 million, or 16.9%, to $39.4 million from $33.7 million for the thirty-nine weeks ended September 30, 2017. The increase was primarily due to elevated levels of capital expenditures in recent years.  The increase in depreciation expense was partially offset by reductions in amortization expense as certain intangible assets became fully amortized. The reduction in amortization was partially offset by intangibles related to the Fore Transportation and Southern Counties acquisitions in 2018.

Interest expense, net. Net interest expense was $9.8 million for the thirty-nine weeks ended September 29, 2018 compared to $7.2 million for the thirty-nine weeks ended September 30, 2017.  The increase of net interest expense reflects an increase in outstanding borrowings and in interest rates on our variable rate debt.  As of September 29, 2018, our outstanding borrowings were $330.4 million compared to $244.9 million at September 30, 2017.

Other non-operating income (expense).  Other non-operating expense for the thirty-nine weeks ended September 29, 2018 was $1.7 million compared to other non-operating income of $1.3 million for the thirty-nine weeks ended September 30, 2017.  The thirty-nine weeks ended September 29, 2018 included $1.0 million in gains on life insurance policies.  This increase was partially offset by decreases in gains on marketable securities.

Income tax expense. Income tax expense for the thirty-nine weeks ended September 29, 2018 was $14.6 million compared to $2.4 million for the thirty-nine weeks ended September 30, 2017, based on an effective tax rate of 25.3% and 38.8%, respectively.   While the decrease in the effective tax rate reflects the impact of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017, the increase in income tax expense reflects the increase in taxable income during the thirty-nine weeks ended September 29, 2018 compared to the same period last year.

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

During the thirty-nine weeks ended September 29, 2018, our capital expenditures totaled $54.2 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2018, exclusive of any acquisitions of businesses, we expect our capital expenditures to be in the range of 3% to 4% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a total annual dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  We paid $0.28 per common share, or $8.0 million, during the year ended December 31, 2017.  On October 25, 2018, our Board of Directors declared a quarterly cash dividend of $0.105 per share of common stock, which is payable to shareholders of record at the close of business on November 5, 2018 and is expected to be paid on November 15, 2018.  After taking into account the regular quarterly dividends made during the year, the Board of Directors also intends to evaluate the potential declaration of an annual special dividend payable in the first quarter of each year in an effort to return up to 40% of Universal’s net income from the previous fiscal year, beginning in the first quarter of 2019.   Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our asset-based loan facility (“ABL Facility”) provides for maximum borrowings of $180 million in the form of a $30 million term loan and a $150 million revolver.  Borrowings under the revolver may be made until the maturity date, December 23, 2020. Borrowings under the term loan were advanced on August 10, 2018 and mature on August 10, 2019.  The term loan will be repaid in equal monthly installments of $357,000 commencing on October 1, 2018, with the remaining principal balance and all unpaid interest due at maturity. Borrowings under the ABL Facility bear interest at LIBOR or a base rate, plus an applicable margin.  The revolver is secured by cash, deposits, accounts receivable and selected other assets of the applicable borrowers.  The term loan is secured by a first priority perfected security interest and pledge of the Company’s applicable operating entities. The facility also includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring a minimum fixed charge coverage ratio to be maintained after a triggering event. At September 29, 2018, we were in compliance with all covenants under the ABL Facility, and $38.3 million was available for borrowing.

One of our wholly-owned subsidiaries, Westport Axle Corporation, has a secured credit facility (the “Westport Facility”) that allows maximum borrowings of $60 million in the form of a $40 million term loan and a $20 million revolver. Borrowings under the Westport Facility, which matures on December 23, 2020, accrue interest at a variable interest rate based on LIBOR or at a base rate and are secured by all of Westport’s assets. Universal becomes a guarantor upon the occurrence of certain events specified in the Westport Facility. Borrowings are repaid in part quarterly with the balance due at maturity. Interest on base-rate advances is payable quarterly, and interest on each LIBOR-based advance is payable on the last day of the applicable interest period.  The Westport Facility includes customary affirmative and negative covenants and events of default. At September 29, 2018, we were in compliance with all covenants, and $16.7 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 4.99%. At September 29, 2018, we were in compliance with all covenants.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At September 29, 2018, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. At September 29, 2018, $5.3 million was advanced against the line, and the maximum available borrowings were $41,000.

Discussion of Cash Flows

At September 29, 2018, we had cash and cash equivalents of $2.5 million compared to $1.7 million December 31, 2017.  Operating activities provided $73.9 million in net cash and financing activities provided an additional $71.4 million.  We used $145.3 million in investing activities.

The $73.9 million in net cash provided by operations was primarily attributed to $43.2 million of net income, which reflects non-cash depreciation and amortization, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts changes in deferred income taxes and gains on marketable equity securities, equipment sales and life insurance policies totaling $43.5 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $12.8 million.   The increase is primarily the result of an increase in trade receivables from higher revenues, an increase in prepaid expenses, and a decrease in accrued insurance and claims. An increase in trade accounts payable and other accrued expenses at the end of the period and a decrease in prepaid income taxes partially offset this increase.  Affiliate transactions also increased net cash provided by operating activities during the thirty-nine weeks ended September 29, 2018 by $2.7 million.  The increase consisted of an increase in accounts payable to affiliates of $3.2 million, while accounts receivable from affiliates increased only $0.5 million.

The $145.3 million in net cash used in investing activities consisted of $52.1 million in net capital expenditures and $100.8 million for the acquisitions of Fore and Southern Counties.  These uses were partially offset by $5.0 million in net proceeds from purchases and sales of marketable securities and $2.6 million in proceeds from life insurance policies.

Financing activities provided $71.4 million in net cash.  We had outstanding borrowings totaling $330.4 million at September 29, 2018 compared to $249.2 million at December 31, 2017.  We made net borrowings on our revolving lines of credit and margin facility totaling $34.1 million, drew $30.0 million on a new term loan and borrowed an additional $54.1 million for new equipment and real estate.  We also made term loan payments totaling $37.1 million during the period. Borrowings included $96.9 million to finance the acquisitions of Fore and Southern Counties.  We also paid cash dividends of $8.0 million during the year.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

We adopted Accounting Standards Codification ("ASC") Topic 606 Revenue from Contracts with Customers on January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606.  Prior amounts were not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. Changes to our revenue recognition policy under the new standard are discussed in Note 3, Revenue Recognition, to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which discussion is incorporated herein by reference.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended September 29, 2018. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2018, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (“SEC”) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 29, 2018 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On October 16, 2017, a jury in state court in Cook County, Illinois rendered a verdict of $54.2 million against Universal Am-Can, Ltd. (“UACL”) in the matter of Denton v. UACL, et al. The litigation relates to a vehicular accident that occurred on February 8, 2011 on I-65 in Rensselaer, Indiana. The accident involved a tractor-trailer being driven by an independent owner-operator of UACL. The driver was braking on the expressway in order to avoid another vehicle being driven the wrong way on the interstate. The truck attempted to avoid the oncoming vehicle and the plaintiff’s vehicle and, in so doing, struck the plaintiff’s vehicle. As a result of the accident, the plaintiff sustained non-life threatening injuries. In connection with the verdict, the jury determined that UACL was responsible for the liability associated with the accident. The verdict included $19.2 million in compensatory damages and $35.0 million in punitive damages against UACL. The insurance coverage available for reimbursement of UACL’s damages underlying the verdict is limited to $1.0 million. We believe the facts and the law do not support the jury’s findings of liability against UACL.  The Company has filed an appeal with the Appellate Court of Illinois First Judicial District to overturn the verdict and the judgment.  Enforcement of the judgment has been stayed pending the outcome of the appeal. The Company currently estimates the possible range of financial exposure, net of insurance coverage, to be between $18.2 million and $53.2 million.  Based on the Company’s best estimate of the liability at this time, the Company recorded an accrued liability for this matter of $18.2 million.  While we cannot predict with any certainty the outcome of this litigation, its ultimate resolution could be significantly different from our estimate and materially affect our financial condition, results of operations and cash flows.

The Company was plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. (“Dalton”) in the United States District Court for the Southern District of Texas. The Company was seeking approximately $1.9 million in damages from a debtor relating to unpaid freight charges. In response to the filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: one in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million, but ignored the $1.9 million jury award in favor of Universal.  The Company believes this ruling was in error and further believes the jury erred in their findings of any damages against Universal.  The Company has filed an appeal with the United States Court of Appeals for the Fifth Circuit to overturn the verdict. Enforcement of the judgment has been stayed pending the outcome of the appeal.  The Company currently estimates the possible range of financial exposure in the matter to be between $0 and $5.7 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $1.8 million.  While we cannot predict with any certainty the outcome of this litigation, management does not believe the outcome will have a material adverse effect on our business, financial condition, results of operations or cash flows.

On February 21, 2018, Ford Motor Company (“Ford”) filed suit against two of the Company’s subsidiaries (collectively, the “Subsidiary Defendants”) and two related parties in state court in Oakland County, Michigan.  The complaint sought a declaratory judgment that the Subsidiary Defendants and their co-defendants are required to indemnify Ford for $76 million in damages sustained by Ford in a wrongful death lawsuit in Clay County, Missouri.  On November 5, 2018, the trial court granted a Motion for Summary Disposition filed by the defendants, and the claims against the Subsidiary Defendants were dismissed with prejudice.

In the third quarter of 2018, a tractor-trailer operated by a subsidiary of the Company was involved in a multi-vehicle, multi-fatality accident. Pre-suit mediation is scheduled for the fourth quarter of 2018.  The Company currently estimates the possible range of financial exposure, net of insurance coverage, to be between $2 million and $9 million. Based on the Company’s current best estimate of its subsidiary’s ultimate liability, the Company recorded an accrued liability for this matter of $2 million.  While we cannot predict with any certainty the outcome of this matter, its ultimate resolution could be significantly different from our estimate and materially affect our financial condition, results of operations and cash flows.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its common stock during the period from July 1, 2018 to September 29, 2018, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
July 1, 2018 - July 28, 2018	-		$-	-	751,153
July 29, 2018 - Aug. 25, 2018	23,565	(1)	34.89	-	751,153
Aug. 26, 2018 - Sept. 29, 2018	-		-	-	751,153
Total	23,565		$21.50	-	751,153

(1)

Includes 7,500 shares of common stock acquired on August 7, 2018 by the Company from an employee for $264,375 upon exercising its right of first refusal pursuant to a restricted stock bonus award agreement, 10,065 shares of common stock acquired on August 7, 2018 from a director for $344,726 upon exercising its right of first refusal pursuant to a restricted stock bonus award agreement and 6,000 shares of common stock acquired on August 17, 2018 from an employee for $213,000 upon exercising its right of first refusal pursuant to a restricted stock bonus award agreement.

On June 30, 2014, the Company announced that it had been authorized to purchase up to 800,000 shares of its common stock from time to time in the open market. As of September 29, 2018, the Company may purchase 751,153 shares of its common stock under this authorization. No specific expiration date has been assigned to the authorization.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description

2.1

Stock Purchase Agreement dated as of August 10, 2018 among Mason Dixon Intermodal, Inc., The Brian and Rocio Griley Family Trust u/t/d March 18, 2008 and Donald Griley Irrevocable Trust f/b/o Patrick Griley u/t/d March 1, 2008 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2018).

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

10.1

Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of August 10, 2018 among Universal Logistics Holdings, Inc., Universal Truckload, Inc., Universal Dedicated, Inc., Mason Dixon Intermodal, Inc., Logistics Insight Corp., Universal Logistics Solutions International, Inc., Universal Specialized, Inc., Cavalry Logistics, LLC, Universal Management Services, Inc., Fore Transportation Inc., Fore Transport, Inc., 4 Cargo LLC, Southern Counties Express, Inc. and Aquarius Financial, Inc., as borrowers, certain subsidiaries of Universal Logistics Holdings, Inc. as guarantors, and PNC Bank, National Association, as revolving lender and as agent, and Steel City Capital Funding, a division of PNC Bank, National Association, as term loan lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2018).

10.2

Third Amendment to Credit Agreement dated as of October 12, 2018 between Westport Axle Corp. and Comerica Bank, as lender and as agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 17, 2018).

10.3

Amendment Agreement to Security Agreement dated as of October 12, 2018 among certain subsidiaries of the Company and Comerica Bank, as agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 17, 2018).

10.4

First Amendment to Guaranty dated October 12, 2018 between the Company and Comerica Bank, as lender and as agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 17, 2018).

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: November 8, 2018	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer

Date: November 8, 2018	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer