Form 10-K
period 2018-12-31
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2019-03-18
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2018, as reported by The Nasdaq Stock Market, was approximately $216.2 million (assuming, but not admitting for any purpose, that all (a) directors and executive officers of the registrant are affiliates, and (b) the number of shares held by such directors and executive officers does not include shares that such persons could have acquired within 60 days of June 30, 2018).

The number of shares of common stock, no par value, outstanding as of March 4, 2019, was 28,378,827.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

UNIVERSAL LOGISTICS HOLDINGS, INC.

2018 ANNUAL REPORT ON FORM 10-K

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

On February 1, 2018, we acquired Fore Transportation, Inc. and certain of its affiliates (collectively, “Fore”). Fore provides its customers with intermodal solutions, including local and regional drayage services in the Chicagoland area.

On August 10, 2018, we acquired Southern Counties Express, Inc. and certain of its affiliates (collectively, “Southern Counties”). Southern Counties provides full-service harbor drayage, transloading, warehousing, and project cargo services in southern California.

On October 12, 2018, we acquired Specialized Rail Service, Inc. (“Specialized Rail”). Specialized Rail offers local and regional intermodal drayage services from its operations in Clearfield, Utah and Las Vegas, Nevada.

On December 7, 2018, we acquired Deco Logistics, Inc., d/b/a Container Connection, and Oaktree Logistics, Inc. (collectively, “Container Connection”). Based in Riverside, California, Container Connection offers harbor drayage services to the Ports of Los Angeles and Long Beach for customers primarily located within the Inland Empire and Central Valley areas.

At December 31, 2018, we had an agent network totaling approximately 301 agents, and we operated 47 company-managed terminal locations and serviced 50 value-added programs at locations throughout the United States and in Mexico, Canada and Colombia.

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

Truckload. Our truckload services include dry van, flatbed, heavy-haul and refrigerated operations. Truckload services represented approximately $313.8 million, or 21.5%, of our operating revenues in 2018. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries. Our transportation services are provided through a network of owner-operators and employee drivers.

Brokerage.  We provide customers freight brokerage services by utilizing third-party transportation providers to transport goods.  Brokerage services also include full service domestic and international freight forwarding, and customs brokerage.  In 2018, brokerage services represented approximately $367.6 million, or 25.1%, of our operating revenues.

Intermodal. Intermodal operations include steamship-truck, rail-truck, and support services. Intermodal support services represented $251.1 million, or 17.2%, of our operating revenues in 2018. Our intermodal support services are primarily short-to-medium distance delivery of steamship and rail containers between the port or railhead and the customer and drayage services.

Dedicated.  Our dedicated services are primarily provided in support of automotive and retail customers using van equipment.  Dedicated services also include our final mile and ground expedited services.  In 2018, dedicated services represented approximately $121.0 million, or 8.3%, of our operating revenues. Our dedicated services are primarily short run or round-trip moves within a defined geographic area provided through a network of union and non-union employee drivers, owner-operators, and contract drivers.

Value-Added. Our value-added services, which are typically dedicated to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management. Value-added services represented approximately $408.2 million, or 27.9%, of our operating revenues in 2018. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains.

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

Target further penetration of key customers in the North American automotive industry. The automotive industry is one of the largest users of global outsourced logistics services, providing us growth opportunities with both existing and new customers. Of our customers generating revenues greater than $100,000 per year, this sector comprised approximately 36% of operating revenues in 2018. We intend to capitalize on anticipated continued growth in outsourcing of higher value logistics services in the automotive sector such as sub-assembly and sequencing, which link directly into production lines and require specialized capabilities, technological expertise and strict quality controls.

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

Significant bid activity continued from shippers in 2018, which resulted in pricing pressure throughout the year. We believe that our industry continues to be hindered by an insufficient quantity of qualified drivers which creates significant competition for this declining pool of qualified and safe drivers.

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

A significant percentage of our revenues is derived from the domestic auto industry. Of our customers generating revenues greater than $100,000 per year, aggregate sales in the automotive industry totaled 36%, 40% and 43% of revenues during the fiscal years ended December 31, 2018, 2017 and 2016, respectively. During 2018, 2017 and 2016, General Motors accounted for approximately 13%, 16% and 18% of our total operating revenues, respectively.  Sales to our top 10 customers, including General Motors, totaled 39% in 2018.  A significant percentage of our revenue also results from our providing capacity to other transportation companies that aggregate loads from a variety of shippers in these and other industries.

Independent Contractor Network

We utilize a network of agents and owner-operators located throughout the United States and in Ontario, Canada. These agents and owner-operators are independent contractors.

A significant percentage of the interaction with our shippers is provided by our agents. Our agents solicited and controlled approximately 38% of the freight we hauled in 2018, with the balance of the freight being generated by company-managed terminals, full service freight forwarding and customs house brokerage offices. Our top 100 agents in 2018 generated approximately 23% of our annual operating revenues. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is acutely aware of the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

Revenue Equipment

The following table represents our equipment used to provide transportation services as of December 31, 2018:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	1,067	2,889	3,956
Yard Tractors	176	-	176
Trailers	3,925	1,409	5,334
Chassis	1,973	-	1,973
Containers	800	-	800

Employees and Contractors

As of December 31, 2018, we had 6,335 employees. During the year ended December 31, 2018, we also engaged, on average, the full-time equivalency of 1,405 individuals on a contract basis. As of December 31, 2018, approximately 26% of our employees in the United States, Canada and Colombia and 91% of our employees in Mexico were members of unions and subject to collective bargaining agreements. We believe our union and employee relationships are good.

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

Transportation-related regulations are greatly affected by U.S. national security legislation and related regulations. We believe we are in compliance with applicable material regulations and that the costs of regulatory compliance are an ordinary operating cost of our business that we may not be able to recoup from rates charged to customers.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with cleanup of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for fiscal year 2019. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

Available Information

We make available free of charge on or through our website, www.universallogistics.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The contents of our website are not incorporated into this filing.

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

Our revenue is largely dependent on North American automotive industry production volume, and may be negatively affected by future downturns in North American automobile production.

A significant portion of our larger customers are concentrated in the North American automotive industry. For customers generating annual revenues over $100,000, 36% of our revenues were derived from customers in the North American automotive industry during 2018. Our business and growth largely depend on continued demand for its services from customers in this industry.  Any future downturns in North American automobile production, which also impacts our steel and metals customers, could similarly affect our revenues in future periods.

Our business derives a large portion of revenue from a few major customers, and the loss of any one or more of them as customers, or a reduction in their operations, could have a material adverse effect on our business.

A large portion of our revenue is generated from a limited number of major customers concentrated in the automotive, steel and metals, and energy industries. Our top 10 customers accounted for approximately 39% of our operating revenues during 2018. Our contracts with customers generally contain cancellation clauses, and there can be no assurance that these customers will continue to utilize our services or that they will continue at the same levels. Further, there can be no assurance that these customers will not be affected by a future downturn in demand, which would result in a reduction in their operations and corresponding need for our services. Moreover, our customers may individually lose market share, apart from general economic trends. If our major customers lose U.S. market share, they may have less need for services. A reduction in or termination of services by one or more of our major customers could have a material adverse effect on our business and results of operations.

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

A substantial number of our employees and of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Each of our unionized facilities has a separate agreement with the union that represents the workers at only that facility. Labor disputes involving either us or our customers could affect our operations. If the UAW and our automotive customers and their suppliers are unable to negotiate new contracts and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability. As of December 31, 2018, approximately 26% of our employees in the United States, Canada and Colombia, and 91% of our employees in Mexico were members of unions and subject to collective bargaining agreements.

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

Ongoing insurance and claims expenses could significantly reduce our earnings and cash flows.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings and cash flows. The Company is self-insured for health and workers’ compensation insurance coverage up to certain limits. If medical costs continue to increase, or if the severity or number of claims increase, and if we are unable to offset the resulting increases in expenses with higher freight rates, our earnings could be materially and adversely affected.

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

Further changes in U.S. tax laws and regulations may impact our effective tax rate and may adversely affect our business, financial condition, and operating results.

The Tax Cuts and Jobs Act had a favorable impact on our effective tax rate and our net income for 2018. We also have benefited from certain other tax provisions, such as those relating to capital expenditure deductions. However, future changes in the U.S. tax laws, including any changes related to capital expenditure deductions or any significant changes to federal tax rates, interest expense deductions, or the taxation of business entities, could have a materially adverse effect on our growth opportunities, business, and results of operations.

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

As of December 31, 2018, Matthew T. Moroun, the Chairman of our Board of Directors, and Manuel J. Moroun, a member of our Board of Directors, together own approximately 71% of our outstanding common stock. As a result, the Moroun family has the power to:

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

We are headquartered and maintain our corporate administrative offices in Warren, Michigan.  We own our corporate administrative offices, as well as 23 terminal yards and other properties in the following locations: Dearborn, Michigan; Romulus, Michigan; Jacksonville, Florida; Tampa, Florida; Garden City, Georgia; Harvey, Illinois; Gary, Indiana; Louisville, Kentucky; Albany, Missouri; Rural Hall, North Carolina; South Kearny, New Jersey; Cleveland, Ohio; Columbus, Ohio; Reading, Ohio; Latty, Ohio; York County, Pennsylvania; Wall, Pennsylvania; Memphis, Tennessee; Dallas, Texas; Houston, Texas; Millwood, West Virginia and Clearfield, Utah.

As of December 31, 2018, we also leased 78 operating, terminal and yard, and administrative facilities in various U.S. cities located in 25 states, in Milton, Ontario; London, Ontario; Windsor, Ontario; and in San Luis Potosí, Mexico. Generally, our facilities are utilized by both of our operating segments for various administrative, transportation-related or value-added services.  We also deliver value-added services under our logistics segment inside or linked to 21 facilities provided by customers.  Certain of our leased facilities are leased from entities controlled by our majority shareholders.  These facilities are leased on either a month-to-month basis or extended terms. For more information on our lease arrangements, see Part II, Item 8: Notes 11, 13 and 16 to the Consolidated Financial Statements.

ITEM 3:	LEGAL PROCEEDINGS

On October 16, 2017, a jury in state court in Cook County, Illinois rendered a verdict of $54.2 million against Universal Am-Can, Ltd. (“UACL”) in the matter of Denton v. UACL, et al. The litigation relates to a vehicular accident that occurred on February 8, 2011 on I-65 in Rensselaer, Indiana. The accident involved a tractor-trailer being driven by an independent owner-operator of UACL. The driver was braking on the expressway in order to avoid another vehicle being driven the wrong way on the interstate. The truck attempted to avoid the oncoming vehicle and the plaintiff’s vehicle and, in so doing, struck the plaintiff’s vehicle. As a result of the accident, the plaintiff sustained non-life threatening injuries. In connection with the verdict, the jury determined that UACL was responsible for the liability associated with the accident. The verdict included $19.2 million in compensatory damages and $35.0 million in punitive damages against UACL. Interest on the verdict accrues at a rate of 9% per year. The insurance coverage available for reimbursement of UACL’s damages underlying the verdict is limited to $1.0 million. We believe the facts and the law do not support the jury’s findings of liability against UACL.  The Company has filed an appeal with the Appellate Court of Illinois First Judicial District to overturn the verdict and the judgment.  Enforcement of the judgment has been stayed pending the outcome of the appeal. The Company currently estimates the possible range of financial exposure in the matter, net of insurance coverage and before advances made to plaintiffs, to be between $18.2 million and $53.2 million.  Based on the Company’s best estimate of the liability at this time, the Company recorded an accrued liability for this matter of $18.2 million, which is inclusive of any interest accruing and before consideration of advances made.  In September 2018, the Company made a $7.0 million advance, the amount of which will be used as an offset against the ultimate resolution.  As such, this amount was recorded as a reduction of the Company’s accrued liability.  While we cannot predict with any certainty the outcome of this litigation, its ultimate resolution could be significantly different from our estimate and materially affect our financial condition, results of operations and cash flows.

The Company was plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. (“Dalton”) in the United States District Court for the Southern District of Texas. The Company was seeking approximately $1.9 million in damages from a debtor relating to unpaid freight charges. In response to the filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: One in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million, but ignored the $1.9 million jury award in favor of Universal.  The Company believes this ruling was in error and further believes the jury erred in their findings of any damages against Universal.  The Company has filed an appeal with the United States Court of Appeals for the Fifth Circuit to overturn the verdict and the judgment.  Enforcement of the judgment has been stayed pending the outcome of the appeal.  The Company currently estimates the possible range of financial exposure in the matter to be between $0 and $5.7 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $1.8 million, which is inclusive of any interest owed on the verdict.  While we cannot predict with any certainty the outcome of this litigation, management does not believe the outcome will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

In the third quarter of 2018, a tractor-trailer operated by a subsidiary of the Company was involved in a multi-vehicle, multi-fatality accident. This matter was settled in the fourth quarter of 2018 for $9.0 million.

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

As of March 4, 2019, there were approximately 9 record holders of our common stock, based upon data available to us from our transfer agent.  We believe, however, that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

On February 21, 2018, our Board of Directors approved an increase in the Company’s annual cash dividend policy from $0.28 per share to $0.42 per share beginning in 2018. In addition, under our current dividend policy, after taking into account the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  After its evaluation, the Board of Directors declared an annual special dividend of an additional $0.11 per share during the first quarter of 2019.

Currently, we anticipate continuing to pay cash dividends on a quarterly basis, but we cannot guarantee that such dividends will be paid in the future. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Purchases of Equity Securities by the Issuer

The following table provides information regarding the Company’s purchases of its common stock during the period from September 30, 2018 to December 31, 2018, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
Sept. 30, 2018 - Oct. 27, 2018	-		$-	-	751,153
Oct. 28, 2018 - Nov. 24, 2018	3,750	(1)	25.92	-	751,153
Nov. 25, 2018 - Dec. 31, 2018	-		-	-	751,153
Total	3,750		$25.92	-	751,153
(1)

Consists of 3,750 shares of common stock acquired on November 5, 2018 by the Company from an employee for $97,200 upon exercising its right of first refusal pursuant to a restricted stock bonus award agreement.

On June 30, 2014, the Company announced that it had been authorized to purchase up to 800,000 shares of its common stock from time to time in the open market. As of December 31, 2018, the Company may purchase 751,153 shares of its common stock under this authorization. No specific expiration date has been assigned to the authorization.

Performance Graph

The graph below matches Universal Logistics Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Universal Logistics Holdings, Inc.	100.00	94.48	47.18	56.03	82.87	64.06
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Transportation	100.00	144.06	124.46	149.57	185.07	169.26

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented. The selected historical balance sheet data at December 31, 2018, 2017, 2016, 2015 and 2014 and the selected historical statement of income data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.  The following financial and operating data may not be indicative of our future performance.

	Years ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$1,461,708	$1,216,665	$1,072,751	$1,128,773	$1,191,521
Operating expenses:
Purchased transportation and equipment rent	716,019	577,485	509,775	567,558	615,327
Direct personnel and related benefits	354,654	314,364	265,316	222,454	214,640
Operating supplies and expenses	122,736	115,420	103,013	113,545	124,456
Commission expense	37,381	33,213	32,350	37,844	43,922
Occupancy expense	30,701	30,575	31,923	27,004	25,063
General and administrative	31,523	31,518	29,368	30,687	28,234
Insurance and claims (1)	30,475	41,881	17,724	21,413	25,991
Depreciation and amortization	54,425	46,995	36,702	34,873	33,053
Total operating expenses	1,377,914	1,191,451	1,026,171	1,055,378	1,110,686
Income from operations	83,794	25,214	46,580	73,395	80,835
Interest income	76	92	157	55	46
Interest expense	(14,669)	(9,538)	(8,266)	(9,235)	(8,229)
Other non-operating income	188	1,373	934	790	447
Income before for income taxes	69,389	17,141	39,405	65,005	73,099
Income tax (benefit) expense	17,211	(11,012)	15,161	25,004	27,729
Net income	$52,178	$28,153	$24,244	$40,001	$45,370
Earnings per common share:
Basic	$1.84	$0.99	$0.85	$1.37	$1.51
Diluted	$1.84	$0.99	$0.85	$1.37	$1.51
Weighted average number of common shares outstanding:
Basic	28,383	28,425	28,411	29,233	30,013
Diluted	28,390	28,428	28,411	29,235	30,044
Dividends declared per common share	$0.53	$0.28	$0.28	$0.28	$0.28
Balance Sheet Data (at end of period):
Cash and cash equivalents	$5,727	$1,672	$1,755	$12,930	$8,001
Total assets	$843,147	$610,592	$570,457	$503,155	$529,014
Total debt	$403,155	$249,239	$262,850	$234,913	$235,298

	Years ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share information, operating data and percentages)
Other Data:
EBITDA (2)	$138,407	$73,582	$84,216	$109,058	$114,335
Adjusted EBITDA (2)	$147,407	$90,937	$84,216	$109,058	$114,335
Operating margin (3)	5.7%	2.1%	4.3%	6.5%	6.8%
Adjusted operating margin (3)	6.3%	3.5%	4.3%	6.5%	6.8%
EBITDA margin (3)	9.5%	6.0%	7.9%	9.7%	9.6%
Adjusted EBITDA margin (3)	10.1%	7.5%	7.9%	9.7%	9.6%
Return on average assets (4)	7.2%	4.8%	4.5%	7.8%	8.9%
Average number of employees	7,283	7,253	5,573	4,397	4,219
Average number of full time equivalents	1,405	1,731	2,172	1,606	1,528
Average number of tractors	4,057	3,996	4,335	4,142	4,180
Number of value-added programs	50	50	47	49	45
Number of agents (5)	230	232	253	264	288
Operating revenues per loaded mile (6)	$3.38	$2.89	$2.72	$2.96	$3.21
Operating revenues per load (6)	$859	$822	$730	$809	$850
Average length of haul (in miles) (6)	254	284	269	274	265
Number of loads (6)	1,185,863	967,378	941,170	932,165	951,884
Fuel surcharge revenues (where separately identified)	$85,061	$59,511	$50,869	$75,743	$119,749

(1)	See Item 8, Note 16 to the Consolidated Financial Statements for further information on pending matters.
(2)	Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a discussion of our non-GAAP financial measures and a reconciliation of such measures to the most comparable GAAP measure.
(3)

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

Non-GAAP Financial Measures

In addition to providing consolidated financial statements based on generally accepted accounting principles in the United States of America (GAAP), we are providing additional financial measures that are not required by or prepared in accordance with GAAP (non-GAAP). We present adjusted income from operations; earnings before interest, taxes, depreciation and amortization expenses (EBITDA); adjusted EBITDA; adjusted operating margin; EBITDA margin; and adjusted EBITDA margin as supplemental measures of our performance. We define adjusted income from operations as income from operations adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, including charges related to certain litigation taken in 2018 and 2017. We define EBITDA as net income plus (i) interest expense, net, (ii) provision for income taxes and (iii) depreciation and amortization. Adjusted EBITDA is further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, including charges taken related to certain litigation in 2018 and 2017. Adjusted operating margin, EBITDA margin, and adjusted EBITDA margin are computed by dividing adjusted income from operations, EBITDA, and adjusted EBITDA, respectively, by total operating revenues. The comparable GAAP measure, operating margin, is computed by dividing income from operations by total operating revenues.

The calculations of adjusted income from operations, EBITDA, and adjusted EBITDA are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating adjusted income from operations, EBITDA and adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted income from operations, EBITDA and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

	Years ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share information, operating data and percentages)
Adjusted income from operations
Income from operations	$83,794	$25,214	$46,580	$73,395	$80,835
Litigation charges (1)	9,000	17,355	—	—	—
Adjusted income from operations	$92,794	$42,569	$46,580	$73,395	$80,835
Adjusted EBITDA
Net income	$52,178	$28,153	$24,244	$40,001	$45,370
Income tax (benefit) expense	17,211	(11,012)	15,161	25,004	27,729
Interest expense, net	14,593	9,446	8,109	9,180	8,183
Depreciation and amortization	54,425	46,995	36,702	34,873	33,053
EBITDA	138,407	73,582	84,216	109,058	114,335
Litigation charges (1)	9,000	17,355	—	—	—
Adjusted EBITDA	$147,407	$90,937	$84,216	$109,058	$114,335

(1)	Represents charges recorded in 2018 and 2017 related to certain litigation.

We present adjusted income from operations, EBITDA and adjusted EBITDA, and the related metrics of adjusted operating margin, EBITDA margin and adjusted EBITDA margin, in this Form 10-K because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

•	Adjusted income from operations and adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and
•	Other companies in our industry may calculate adjusted income from operations, EBITDA and adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted income from operations, EBITDA and adjusted EBITDA, and the related metrics of adjusted operating margin, EBITDA margin and adjusted EBITDA margin, should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP metrics as secondary, supplemental measures.

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

Our network of agents and owner-operators is located throughout the United States and in Ontario, Canada, and we operate, manage or provide services at 97 logistics locations in the United States, Mexico, Canada and Colombia. Twenty-one of our value-added service operations are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production processes. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. To support our asset-light business model, we generally coordinate the duration of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. Our owner-operators provided us with 2,889 tractors and 1,409 trailers.  We own 1,067 tractors, 3,925 trailers, 1,973 chassis and 800 containers.  Our agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue or gross profit they generate for us and who bring an entrepreneurial spirit to our business.  Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation companies.

As of December 31, 2018, we employed 6,335 people in the United States, Mexico, Canada, and Colombia, including 2,093 employees subject to collective bargaining agreements. We also engaged contract staffing vendors to supply an average of 1,405 additional personnel on a full-time-equivalent basis.

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

We recognize revenue as control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for its services. For our transportation services businesses, which include truckload, brokerage, intermodal and dedicated services, revenue is recognized over-time as the performance obligations on the in-transit services are completed.  For the Company’s value-added service businesses, we have elected to use the “right to invoice” practical expedient, reflecting that a customer obtains the benefit associated with value-added services as they are provided.  For additional information on revenue recognition, see Item 8, Note 3 to the Consolidated Financial Statements.

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

Direct personnel and related benefits. Direct personnel and related benefits include the salaries, wages and fringe benefits of our employees, as well as costs related to contract labor utilized in selling and operating activities.  These costs are a significant component of our cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. As of December 31, 2018, approximately 26% of our employees in the United States, Canada and Colombia, and 91% of our employees in Mexico were subject to collective bargaining agreements. Any changes in union agreements will affect our personnel and related benefits cost. The operations in the United States, Mexico and Canada that are subject to collective bargaining agreements have separate, individualized agreements with several different unions that represent employees in these operations. While there are some facilities with multiple unions, each collective bargaining agreement with each union covers a single facility for that union. Such agreements have expiration dates that are generally independent of other collective bargaining agreements and include economics and operating terms tailored to the specific operational requirements of a customer. Our operation in Mexico provides competitive compensation within the Mexican statutory framework for managerial and supervisory personnel.

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

General and administrative expense. General and administrative expense includes the salaries, wages and benefits of administrative personnel, related support costs, taxes (other than income and property taxes), adjustments due to foreign currency transactions, bad debt expense, and other general expenses, including gains or losses on the sale or disposal of assets. These expenses are generally not directly related to levels of operating activity and may contain other expenses related to general business operations. We recognize general and administrative expense when it is incurred.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these service categories for the years ended December 31, 2018, 2017 and 2016, presented as a percentage of total operating revenues:

	Years ended December 31,
	2018	2017	2016
Operating revenues:
Truckload services	21.5%	24.9%	26.2%
Brokerage services	25.1%	22.9%	20.5%
Intermodal services	17.2%	12.6%	13.3%
Dedicated services	8.3%	7.7%	8.9%
Value-added services	27.9%	31.9%	31.1%
Total operating revenues	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, presented as a percentage of operating revenues:

	Years ended December 31,
	2018	2017	2016
Operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	49.0	47.5	47.5
Direct personnel and related benefits	24.3	25.8	24.7
Operating supplies and expenses	8.4	9.5	9.6
Commission expense	2.6	2.7	3.0
Occupancy expense	2.1	2.5	3.0
General and administrative	2.2	2.6	2.7
Insurance and claims	2.1	3.4	1.7
Depreciation and amortization	3.7	3.9	3.4
Total operating expenses	94.3	97.9	95.7
Income from operations	5.7	2.1	4.3
Interest and other non-operating income (expense), net	(1.0)	(0.6)	(0.7)
Income before for income taxes	4.7	1.4	3.7
Income tax (benefit) expense	1.1	(0.9)	1.4
Net income	3.6%	2.3%	2.3%

2018 Compared to 2017

Operating revenues. Operating revenues for 2018 increased $245.0 million, or 20.1%, to $1,461.7 million from $1,216.7 million during 2017. Operating revenues increased due to several factors including significant operations in support of heavy-truck programs, a strong pricing environment across our transportation services and an increase in fuel surcharges.  Included in operating revenues are separately-identified fuel surcharges of $85.1 million for 2018 compared to $59.5 million for 2017.  Also included in operating revenues are $70.9 million of revenues attributable to the acquisitions of Fore Transportation, Southern Counties, Specialized Rail Services, and Container Connection in 2018.  Operating income increased by $58.6 million to $83.8 million compared to $25.2 million during 2017.  Included in the 2017 results were $17.4 million of charges associated with on-going litigation.  Operating results for 2018 included $9.0 million of pre-tax charges for the settlement of a legal matter.  The increase in operating income was due to improved performance in both our transportation and logistics segments as well as $5.1 million of operating income attributable to the acquisitions of Fore Transportation, Southern Counties, Specialized Rail Services, and Container Connection. Revenues from our transportation segment increased $198.9 million, or 26.5%, and income from operations increased $37.1 million.  The increase in income was primarily attributable to increased revenues and improved operating margins in several of our transportation segment businesses as well as $5.1 million of operating income attributable to our acquisitions. In our logistics segment, revenues increased $45.8 million, or 9.9% over 2017, while income from operations increased $20.5 million.  The increase was primarily due to operations supporting heavy truck programs as well as an increase in both shuttle moves and over-the-road loads hauled in our dedicated services.  Operating income in our logistics segment was negatively impacted in 2017 by certain large underperforming value-added operations, including a program we ultimately exited in Mexico.

Operating revenues from truckload services increased $10.9 million to $313.8 million during 2018, compared to $302.9 million for 2017. Included in truckload revenues during 2018 were $34.3 million in separately-identified fuel surcharges compared to $28.4 million during 2017.  During the year, Universal’s average operating revenue per load, excluding fuel surcharges, increased 11.6% to $975, primarily due to an increase in revenue per mile. These increases were partially offset by an 8.5% decrease in the number of loads hauled. During 2018, Universal hauled 287,782 loads compared to 314,530 during 2017.

Revenues during 2018 from brokerage services increased $89.4 million, or 32.1%, to $367.6 million compared to $278.2 million during 2017. The growth is due to increases in the average operating revenue per load and in the number of loads hauled.  Overall, Universal’s average operating revenue per load from brokerage services during 2018 increased 17.3% to $1,665, up from $1,420 in 2017.  The number of brokerage loads hauled during 2018 increased 13.4% to 210,713 compared to 185,892 during 2017.

Intermodal services revenues increased $97.4 million to $251.1 million during 2018, up from $153.7 million during 2017.  Intermodal revenues included $70.9 million of revenues from Universal’s acquisitions of Fore Transportation, Southern Counties, Specialized Rail Services, and Container Connection in 2018.  The increase reflects a $14.3 million increase in fuel surcharges and an increase in the number of loads hauled.  Compared to 2017, the number of intermodal loads hauled during 2018 increased by 31.3%. The growth is also due to a 21.7% increase in the average operating revenue per load, excluding fuel surcharges, to $482 per load in 2018, compared to $396 per load in 2017.

Operating revenues from dedicated services in 2018 increased $27.5 million to $121.0 million compared to $93.5 million in the prior year. Included in dedicated revenues in 2018 were $17.9 million in separately-identified fuel surcharges compared to $12.9 million during 2017. The increase was primarily attributable to increases in both shuttle moves and in the number of over-the-road loads hauled.

Value-added services revenues increased $19.9 million to $408.2 million during 2018 compared to $388.3 million in 2017. Operations supporting passenger vehicle programs declined during the period, while those supporting heavy-truck production continued to record strong growth. Operations supporting the heavy truck market continue to positively impact value-added services contributing $19.9 million of incremental revenues in 2018.  Overall, value-added services grew by 5.1% compared to the prior year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2018 increased by $138.5 million, or 24.0%, to $716.0 million from $577.5 million during 2017. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues. Transportation-related service revenues in 2018 increased 27.2% compared to 2017. As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 49.0% compared to 47.5% during the prior year. The increase as a percentage of operating revenue is due to a change in business mix, primarily the increase of brokerage services, which typically pay higher purchased transportation rates. As a percent of revenue, brokerage services increased to 25.1% in 2018 compared to 22.9% in 2017.  Transportation-related revenues increased to 72.1% of operating revenue in 2018 compared to 68.1% in 2017.

Direct personnel and related benefits.  Direct personnel and related benefits for 2018 increased by $40.3 million, or 12.8%, to $354.7 million compared to $314.4 million during 2017. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. A portion of the increase was also attributable to $6.0 million of personnel and related benefits attributable to the acquisitions of Fore Transportation, Southern Counties, Specialized Rail Services, and Container Connection. As a percentage of operating revenues, personnel and related benefits decreased to 24.3% for 2018, compared to 25.8% for 2017. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses.  Operating supplies and expenses increased by $7.3 million, or 6.3%, to $122.7 million for 2018 compared to $115.4 million for 2017. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The main elements of the increase are increases of $7.6 million in fuel expense on company equipment, $2.1 million in operating supplies and material costs in operations supporting heavy-truck programs, $1.9 million in professional fees, $0.9 million in permits, $0.5 million in license plate expense, and $0.5 million in communications expense.  Partially offsetting the increase in operating supplies and expenses were $6.1 million of decreases in travel and entertainment. This was primarily due to higher meals costs in 2017 related to extended implementation and higher than anticipated customer production schedules at value-added programs in 2017.

Commission expense.  Commission expense for 2018 increased by $4.2 million, or 12.7%, to $37.4 million from $33.2 million for 2017. Commission expense generally increases or decreases in proportion to our transportation-related services, except in cases where we generate a higher proportion of our revenues at company-managed terminals where no commissions are paid.  As a percentage of operating revenues, commission expense decreased slightly to 2.6% for 2018, compared to 2.7% one year earlier.

Occupancy expense.  Occupancy expenses increased by $0.1 million, or 0.3%, to $30.7 million for 2018.  This compares to $30.6 million for 2017.  Occupancy expense remained relatively stable, while we experienced a $0.5 million increase in property taxes which was partially offset by a $0.4 million decrease in building rents.

General and administrative. General and administrative expense for 2018 remained at $31.5 million. As a percentage of operating revenues, general and administrative expense was 2.2% for 2018 compared to 2.6% for 2017, as a result of our efforts to keep overhead expenditures stable while growing the business.

Insurance and claims. Insurance and claims expense for 2018 decreased by $11.4 million to $30.5 million from $41.9 million in 2017. As a percentage of operating revenues, insurance and claims decreased to 2.1% for 2018 compared to 3.4% for 2017. Included in 2018 were $9.0 million in pre-tax charges for the settlement of a legal matter, while 2017 included a $15.6 million charge for an on-going legal matter.  Excluding these items, insurance and claims expense was $21.5 million in 2018 compared to $26.3 million in 2017.  The decrease in insurance and claims expense, excluding the previously mentioned legal items, is primarily due to a $2.0 million decrease in premiums and a $3.6 million decrease in cargo claims.

Depreciation and amortization. Depreciation and amortization expense for 2018 increased by $7.4 million, or 15.7%, to $54.4 million from $47.0 million for 2017. Depreciation expense increased $7.6 million in 2018 due to elevated levels of capital expenditures in recent years.  The overall increase in depreciation and amortization expense was partially offset by reductions in amortization expense as certain intangible assets became fully amortized.  The reduction in amortization was partially offset by $1.9 million of amortization of intangibles related to the Fore Transportation, Southern Counties, Specialized Rail Services, and Container Connection acquisitions in 2018.

Interest expense, net. Net interest expense was $14.6 million for 2018 compared to $9.4 million for 2017.  The increase of net interest expense reflects an increase in outstanding borrowing and in interest rates on our variable rate debt.  As of December 31, 2018, our outstanding borrowings totaled $403.2 million compared to $249.2 million at the same time last year.

Other non-operating income.  Other non-operating income was $0.2 million for 2018 compared to $1.4 million for 2017. Included in other non-operating income during 2018 were $1.3 million of losses on marketable securities and $1.0 million of life insurance gains.  This compares to $0.9 million of gains on marketable securities in 2017 and no life insurance proceeds in 2017.

Income tax (benefit) expense. Income tax expense for 2018 was $17.2 million, compared to a tax benefit of $11.0 million for 2017, based on an effective tax rate of 24.8% and (64.2%), respectively. The increase in income taxes is due to an increase in operating income in 2018, in addition to a $18.2 million income tax benefit recorded in the fourth quarter of 2017 as a result of the Tax Cuts and Jobs Act.

2017 Compared to 2016

Operating revenues. Operating revenues for 2017 increased $143.9 million, or 13.4%, to $1.216 billion from $1.073 billion during 2016. Included in operating revenues are separately-identified fuel surcharges of $59.5 million for 2017 compared to $50.9 million for 2016.  Revenues from our transportation segment increased $93.8 million, or 14.3%, while income from operations decreased $7.9 million.  The decrease in income was primarily attributable to $17.4 million of accruals made for on-going legal matters.  In our logistics segment, revenues increased $50.1 million, or 12.1% over the prior year, while income from operations decreased $17.1 million.  Operating income in our logistics segment was negatively impacted by certain large underperforming value-added operations, including a program we ultimately exited in Mexico. Overall, consolidated operating revenues increased due to several factors including significant operations in support of passenger vehicle and heavy-truck programs, a strong pricing environment across our transportation services and an increase in fuel surcharges.  However, consolidated income from operations decreased by $21.4 million to $25.2 million for 2017 compared to $46.6 million during 2016.  The decrease is primarily attributable to lower operating margins, extended launch costs at key value-added operations, operating losses in our Mexican value-added operations, and $17.4 million of charges associated with on-going litigation in our transportation business.

Operating revenues from truckload services increased $21.7 million to $302.9 million during 2017, compared to $281.2 million for 2016. Included in truckload revenues during 2017 were $28.4 million in separately-identified fuel surcharges compared to $23.0 million during 2016.  During the year, Universal’s average operating revenue per load, excluding fuel surcharges, increased 9.4% to $874, primarily due to an increase in revenue per mile. These increases were partially offset by a 1.1% decrease in the number of loads hauled. During 2017, Universal hauled 314,530 loads compared to 318,185 during the prior year.

Revenues during 2017 from brokerage services increased $58.3 million, or 26.5%, to $278.2 million compared to $219.9 million during 2016. The growth is due to increases in the average operating revenue per load and in the number of loads hauled, driven in part by our support of hurricane relief efforts.  During 2017, Universal brokered $8.3 million in loads for the Federal Emergency Management Agency.  Overall, Universal’s average operating revenue per load from brokerage services during 2017 increased 13.8% to $1,420, up from $1,248 in 2016.  The number of brokerage loads hauled during 2017 increased 15.2% to 185,892 compared to 161,297 during the prior year.

Intermodal services revenues increased $10.7 million to $153.7 million during 2017, up from $143.0 million during 2016.  The increase reflects a $2.2 million increase in fuel surcharges and an increase in the number of loads hauled.  Compared to the prior year, the number of intermodal loads hauled during 2017 increased by 3.7%.

Operating revenues from dedicated services in 2017 declined $1.8 million to $93.5 million compared to $95.3 million in the prior year. The decrease is primarily due to a 7.9% decrease in the number of loads hauled and a decrease in fuel surcharges.  Included in dedicated revenues in 2017 were $12.9 million in separately-identified fuel surcharges compared to $11.9 million during 2016. The overall decrease in dedicated services revenue was partially offset by a 2.6% increase in average operating revenue per load, excluding fuel surcharges.

Value-added services revenues increased $55.0 million to $388.3 million during 2017 compared to $333.3 million in 2016.  Our continued support of major customer vehicle programs, as well as improvements in our heavy-truck operations positively impacted top-line revenues in Universal’s value-added service category.  Overall, valued-added services grew by 16.5% compared to the prior year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2017 increased by $67.7 million, or 13.3%, to $577.5 million from $509.8 million during 2016. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  As a percentage of operating revenues, purchased transportation and equipment rent expense remained consistent at 47.5% for both years.

Direct personnel and related benefits. Direct personnel and related benefits for 2017 increased by $49.1 million, or 18.5%, to $314.4 million compared to $265.3 million during 2016. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations.  As a percentage of operating revenues, personnel and related benefits increased to 25.8% for 2017, compared to 24.7% for 2016. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

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

General and administrative. General and administrative expense for 2017 increased by $2.1 million, or 7.1%, to $31.5 million from $29.4 million during 2016. As a percentage of operating revenues, general and administrative expense was 2.6% for 2017 compared to 2.7% for 2016.  Included in the overall increase was a $1.8 million charge for on-going legal matters.

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

Other non-operating income.  Other non-operating income was $1.4 million for 2017 compared to $0.9 million for 2016. Included in other non-operating income during 2017 were $0.9 million of gains on the sale of marketable securities compared to $0.4 million during 2016.

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

In 2018, our capital expenditures totaled $66.6 million. These expenditures primarily consisted of transportation equipment, property and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. In 2019, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of 4% to 5% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After taking into account the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  On February 21, 2019, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock and an additional special annual dividend of $0.110 per share of common stock.  Both dividends were paid on March 14, 2019 to shareholders of record at the close of business on March 4, 2019.  During the year ended December 31, 2018, we paid a total of $0.385 per common share, or $10.9 million.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

We expect that our cash flows from operations, working capital and available borrowings will be sufficient to meet our capital commitments, to fund our operational needs for at least the next twelve months, and to fund mandatory debt repayments. Based on the availability of borrowings under our credit facilities, against our marketable security portfolio and other financing sources, and assuming the continuation of our current level of profitability, we do not expect that we will experience any liquidity constraints in the foreseeable future.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility (the “Credit Facility”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At December 31, 2018, we were in compliance with all covenants under the Credit Facility, and $119.4 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 5.13%. At December 31, 2018, we were in compliance with all covenants.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At December 31, 2018, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. At December 31, 2018, $0.5 million was outstanding under the Margin Facility, and the maximum available for borrowing was $5.0 million.

Discussion of Cash Flows

At December 31, 2018, we had cash and cash equivalents of $5.7 million compared to $1.7 million at December 31, 2017.  Operating activities provided $94.9 million in net cash and financing activities provided an additional $138.8 million.  We used $229.2 million in investing activities.

The $94.9 million in net cash provided by operations was primarily attributed to $52.2 million of net income, which reflects non-cash depreciation and amortization, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts changes in deferred income taxes and gains on marketable equity securities, equipment sales and life insurance policies totaling $64.0 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $21.2 million.   The increase is primarily the result of an increase in trade receivables from higher revenues, and a decrease in accrued insurance and claims. An increase in trade accounts payable and other accrued expenses at the end of the period and a decrease in prepaid income taxes partially offset this increase.  Also included in the change in working capital were affiliate transactions consisting of an increase in receivables from affiliates of $2.6 million and an increase in accounts payables to affiliates of $5.8 million.

The $229.2 million in net cash used in investing activities consisted primarily of $66.6 million of capital expenditures for transportation and material handling equipment, property, and investments in support of our value-added service operations, and $173.6 million for the acquisitions of Fore Transportation, Southern Counties Express, Specialized Rail Service and Container Connection.  These expenditures were partially offset by $4.5 million in net proceeds from purchases and sales of marketable securities, $3.9 million in proceeds on disposals of equipment, and $2.6 million in proceeds from life insurance policies.

We used $138.8 million in net cash in financing activities.  We had outstanding borrowings totaling $403.2 million at December 31, 2018, compared to $249.2 million at December 31, 2017.  We made net borrowings on our revolving lines of credit and margin facility totaling $10.9 million, drew $180.0 million on term loans and borrowed an additional $60.2 million for new equipment and real estate.  We also made term loan payments totaling $112.2 million during the period. Borrowings included $172.2 million to finance the acquisitions of Fore Transportation, Southern Counties Express, Specialized Rail Service and Container Connection.  We also paid cash dividends of $10.9 million, $3.1 million in capitalized financing costs, and made $0.9 million of common stock repurchases.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt	403,155	52,490	98,670	235,594	16,401
Interest on debt (1)	68,025	16,180	26,624	19,915	5,306
Operating lease obligations (2)	59,377	21,971	21,455	7,620	8,331
Purchase obligations	9,670	9,670	—	—	—
Total	$540,227	$100,311	$146,749	$263,129	$30,038
(1)

Interest payments on debt include fixed rate interest and variable rate interest based on the debt balance and applicable rate at December 31, 2018. Total interest reported includes $10.1 million of fixed rate interest and $57.9 million of variable rate interest.

(2)	Certain operating lease obligations in a currency other than the U.S. dollar will be affected by the exchange rate in effect at the time each cash payment is made.

At December 31, 2018, the total amount of gross unrecognized tax benefits was $0.3 million. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities.  At December 31, 2018, the Company has insurance and claims liabilities of $31.7 million, of which $10.5 million are covered by insurance. These amounts are not included in the above table as the Company cannot reasonably estimate the timing of cash settlements on these liabilities.

Off-Balance Sheet Arrangements

None.

Legal Matters

We are subject to various legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty.  We accrue for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We use judgment and evaluate, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings is inherently uncertain, so typically a loss cannot be precisely estimated. Accordingly, if the outcome of legal proceedings is different than is anticipated by us, we would have to record the matter at the actual amount at which it was resolved, in the period resolved, impacting our results of operations and financial position for the period.  See Item 8, Note 16 to the Consolidated Financial Statements.

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

Revenue Recognition

We recognize revenue as control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for its services. For our transportation services businesses, which include truckload, brokerage, intermodal and dedicated services, revenue is recognized over-time as the performance obligations on the in-transit services are completed.  For the Company’s value-added service businesses, we have elected to use the “right to invoice”

practical expedient, reflecting that a customer obtains the benefit associated with value-added services as they are provided.  For additional information on revenue recognition, see Item 8, Note 3 to the Consolidated Financial Statements.

Allowance for Uncollectible Receivables

The allowance for potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. Management continuously monitors these factors to arrive at the estimate of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators. All other balances are reviewed on a pooled basis. This analysis requires us to make significant estimates. Changes in the facts and circumstances that these estimates are based upon and changes in the general economic environment could result in a material change to the allowance for uncollectible receivables. These changes include, but are not limited to, deterioration of customers' financial position, changes in our relationships with our customers, agents and owner-operators and unforeseen issues relating to individual receivables. Based on our 2018 allowance for uncollectible receivables, a 10% increase in the allowance would increase our bad debt expense by $0.2 million.

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

We establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims.  The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors  based  upon  industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. As of December 31, 2018, we did not have any reserves for workers' compensation or general liability claims.  If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows. Based on our 2018 reserve for claims incurred but not reported, a 10% increase in claims incurred but not reported, would increase our insurance and claims expense by approximately $0.5 million

Valuation of Long-Lived Assets, including Goodwill and Intangible Assets

We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment during the third quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. During the third quarter of 2018, we completed our goodwill impairment testing by performing a quantitative assessment. Based on the results of this test, no impairment loss was recognized. We estimate that a 10% decrease in the fair value of our reporting units would not have caused an impairment loss to be recognized.

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

Recently Issued Accounting Pronouncements Not Currently Effective

See Item 8: Note 2 to the Consolidated Financial Statements for discussion of new accounting pronouncements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under our Credit Facility, Real Estate Financing and Margin Facility, all of which charge interest at floating rates. Borrowings under the credit agreements with each of the banks bear interest at LIBOR or a base rate, plus an applicable margin.  Our Margin Facility bears interest at a floating rate equal to LIBOR plus 1.10%.  As of December 31, 2018, we had total variable interest rate borrowings of $277.0 million.  Assuming variable rate debt levels remain at $277.0 million for a full year, a 100 basis point increase in interest rates on our variable rate debt would increase interest expense approximately $2.3 million annually.

In connection with the Real Estate Financing, we entered into interest rate swap agreements to fix a portion of the interest rates on our variable rate debt that has a combined notional amount of $15.7 million at December 31, 2018. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  At December 31, 2018, the fair value of the two swap agreements was an asset of $0.4 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax.

Although we had no balance at December 31, 2018, we periodically hold cash and cash equivalents in short-term investment grade instruments.  The interest rates on these instruments are adjusted to market rates at least monthly.  In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Exposure to market risk for fluctuations in fuel prices also relates to a small portion of our transportation service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position. Based upon our 2018 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expense on company owned tractors by approximately $2.2 million.

Equity Securities Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities decreased to $9.3 million at

December 31, 2018 from $15.1 million at December 31, 2017. The decrease resulted from sales of marketable equity securities of approximately $5.7 million, with realized gains on sales of $0.5 million, and a decrease in market value of the portfolio of approximately $1.8 million.  The decreases were partially offset by purchases of marketable equity securities of approximately $1.2 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $0.9 million. For additional information with respect to the marketable equity securities, see Item 8, Note 5 to the Consolidated Financial Statements.

Foreign Exchange Risk

In the years ended December 31, 2018 and 2017, 2.4% and 3.1%, respectively, of our revenues were derived from services provided outside the United States, principally in Mexico, Canada and Colombia. Exposure to market risk for changes in foreign currency exchange rates relates primarily to selling services and incurring costs in currencies other than the local currency and to the carrying value of net investments in foreign subsidiaries. As a result, we are exposed to foreign currency exchange rate risk due primarily due to translation of the accounts of our Mexican, Canadian and Colombian operations from their local currencies into U.S. dollars and also to the extent we engage in cross-border transactions. The majority of our exposure to fluctuations in the Mexican peso, Canadian dollar, and Colombian peso is naturally hedged, since a substantial portion of our revenues and operating costs are denominated in each country’s local currency. Based on 2018 expenditures denominated in foreign currencies, a 10% decrease in the exchange rates would increase our annual operating expenses by approximately $2.0 million.  Historically, we have not entered into financial instruments for trading or speculative purposes. Short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized by ongoing settlement of intercompany trading obligations.

The net investments in our Mexican, Canadian and Colombian operations are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in our statement of shareholders’ equity. Adjustments from the translation of the net investment in these operations decreased equity by approximately $0.5 million for the year ended December 31, 2018.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Universal Logistics Holdings, Inc.

Warren, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Logistics Holdings, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Change in Accounting Principles

As discussed in Note 2, the Company has changed its method of accounting for revenue from contracts with customers and its method of accounting for investments in equity securities.

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

Troy, Michigan

March 18, 2019

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2018 and 2017

(In thousands, except share data)

Assets	2018	2017
Current assets:
Cash and cash equivalents	$5,727	$1,672
Marketable securities	9,333	15,144
Accounts receivable – net of allowance for doubtful accounts of $1,772 and $1,330, respectively	215,991	171,036
Other receivables	19,130	17,511
Prepaid expenses and other	19,830	16,103
Due from affiliates	5,247	2,685
Prepaid income taxes	—	4,515
Total current assets	275,258	228,666
Property and equipment, net	303,234	267,195
Goodwill	145,152	74,484
Intangible assets – net of accumulated amortization of $62,624 and $56,901, respectively	113,775	31,259
Deferred income taxes	2,549	4,154
Other assets	3,179	4,834
Total assets	$843,147	$610,592
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$92,019	$84,380
Due to affiliates	17,764	11,964
Accrued expenses and other current liabilities	25,126	24,129
Insurance and claims	31,679	37,727
Income taxes payable	2,678	—
Current portion of long-term debt	51,903	40,870
Total current liabilities	221,169	199,070
Long-term liabilities:
Long-term debt, net of current portion	348,549	207,108
Deferred income taxes	59,228	32,361
Other long-term liabilities	4,902	3,288
Total long-term liabilities	412,679	242,757
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,965,452 and 30,941,702 shares issued; 28,378,827 and 28,382,392 shares outstanding, respectively	30,967	30,943
Paid-in capital	4,230	3,841
Treasury stock, at cost; 2,586,625 and 2,559,310 shares, respectively	(52,462)	(51,532)
Retained earnings	231,525	186,226
Accumulated other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net of income taxes of $0 and $1,090, respectively	—	3,823
Interest rate swaps, net of income taxes of $94 and $63, respectively	298	197
Foreign currency translation adjustments	(5,259)	(4,733)
Total shareholders’ equity	209,299	168,765
Total liabilities and shareholders’ equity	$843,147	$610,592

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Income

Years ended December 31, 2018, 2017 and 2016

(In thousands, except per share data)

	2018	2017	2016
Operating revenues:
Truckload services, including related party amounts of $900, $1,100 and $1,090, respectively	$313,811	$302,914	$281,213
Brokerage services	367,579	278,187	219,898
Intermodal services	251,074	153,726	143,004
Dedicated services	121,023	93,505	95,332
Value-added services	408,221	388,333	333,304
Total operating revenues	1,461,708	1,216,665	1,072,751
Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $1,240, $35 and $233, respectively	716,019	577,485	509,775
Direct personnel and related benefits, including related party amounts of $38,811, $35,743 and $26,267, respectively	354,654	314,364	265,316
Operating supplies and expenses, including related party amounts of $2,428, $2,652 and $2,656, respectively	122,736	115,420	103,013
Commission expense	37,381	33,213	32,350
Occupancy expense, including related party amounts of $14,295, $17,046 and $17,174, respectively	30,701	30,575	31,923
General and administrative, including related party amounts of $7,407, $6,742 and $5,557, respectively	31,523	31,518	29,368
Insurance and claims, including related party amounts of $14,246, $16,281 and $15,362, respectively	30,475	41,881	17,724
Depreciation and amortization	54,425	46,995	36,702
Total operating expenses	1,377,914	1,191,451	1,026,171
Income from operations	83,794	25,214	46,580
Interest income	76	92	157
Interest expense	(14,669)	(9,538)	(8,266)
Other non-operating income	188	1,373	934
Income before income taxes	69,389	17,141	39,405
Income tax expense (benefit)	17,211	(11,012)	15,161
Net income	$52,178	$28,153	$24,244
Earnings per common share:
Basic	$1.84	$0.99	$0.85
Diluted	$1.84	$0.99	$0.85
Weighted average number of common shares outstanding:
Basic	28,383	28,425	28,411
Diluted	28,390	28,428	28,411
Dividends declared per common share	$0.53	$0.28	$0.28

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2018, 2017 and 2016

(In thousands, except per share data)

	2018	2017	2016
Net Income	$52,178	$28,153	$24,244
Other comprehensive (loss) income:
Unrealized changes in fair value of interest rate swaps, net of income taxes of $31, $1 and $62, respectively	101	98	99
Foreign currency translation adjustments	(526)	672	(1,161)
Unrealized holding gains on available-for-sale securities arising during the period, net of income taxes of $0, $(38) and $645, respectively (1)	—	1,683	1,142
Realized gains on available-for-sale securities reclassified into income, net of income taxes of $0, $384 and $148, respectively (1)	—	(539)	(264)
Total other comprehensive (loss) income	(425)	1,914	(184)
Total comprehensive income	$51,753	$30,067	$24,060

(1) In accordance with the adoption of ASU 2016-01 on January 1, 2018 (see Note 2), unrealized holding gains and losses on equity securities have been reclassified to income for the current period and to retained earnings for historical amounts recorded in Accumulated Other Comprehensive Income at December 31, 2017.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$52,178	$28,153	$24,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,425	46,995	36,702
Amortization of debt issuance costs	1,329	321	312
Loss (gain) on marketable equity securities	1,306	(923)	(412)
(Gain) loss on disposal of property and equipment	(354)	(10)	161
Gain on life insurance policies	(1,025)	—	—
Write-off of debt issuance costs	366	—	—
Stock-based compensation	413	414	571
Provision for doubtful accounts	924	1,533	3,099
Deferred income taxes	6,583	(19,014)	6,610
Change in assets and liabilities:
Trade and other accounts receivable	(26,466)	(29,398)	(7,510)
Prepaid income taxes, prepaid expenses and other assets	2,509	8,051	(12,748)
Accounts payable, accrued expenses, accrued income taxes, insurance and claims and other current liabilities	(2,139)	40,633	18,003
Due to/from affiliates, net	3,238	7,192	595
Other long-term liabilities	1,614	(98)	(998)
Net cash provided by operating activities	94,901	83,849	68,629
Cash flows from investing activities:
Capital expenditures	(66,585)	(63,360)	(97,351)
Proceeds from the sale of property and equipment	3,897	1,211	2,426
Purchases of marketable securities	(1,228)	(401)	(17)
Proceeds from sale of marketable securities	5,733	1,261	866
Proceeds from life insurance policies	2,583	—	—
Acquisitions of businesses	(173,599)	—	—
Net cash used in investing activities	(229,199)	(61,289)	(94,076)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	488,571	316,458	220,633
Repayments of debt - revolving debt	(477,667)	(320,833)	(217,368)
Proceeds from borrowing - term debt	255,169	39,069	99,534
Repayments of debt - term debt	(112,157)	(48,305)	(78,520)
Dividends paid	(10,930)	(7,960)	(7,954)
Payment of capital lease obligations	(92)	(100)	(1,789)
Purchases of treasury stock	(930)	(1,488)	(26)
Capitalized financing costs	(3,137)	—	(396)
Net cash provided by (used in) financing activities	138,827	(23,159)	14,114
Effect of exchange rate changes on cash and cash equivalents	(474)	516	158
Net increase (decrease) in cash	4,055	(83)	(11,175)
Cash and cash equivalents – January 1	1,672	1,755	12,930
Cash and cash equivalents – December 31	$5,727	$1,672	$1,755

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows - Continued

Years ended December 31, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016
Supplemental cash flow information:
Cash paid for interest	$13,323	$9,104	$7,802
Cash paid for income taxes	$4,792	$2,207	$20,896

Non-cash investing and financing activities: During the year ended December 31, 2016, the Company made $3.7 million of non-cash capital expenditures pursuant to a promissory note.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2018, 2017 and 2016

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2015	$30,885	$2,914	$(50,018)	$149,743	$(2,443)	$131,081
Net income	—	—	—	24,244	—	24,244
Comprehensive loss	—	—	—	—	(184)	(184)
Dividends paid ($0.28 per share)	—	—	—	(7,954)	—	(7,954)
Stock based compensation	34	537	—	—	—	571
Purchases of treasury stock	—	—	(26)	—	—	(26)
Balances – December 31, 2016	$30,919	$3,451	$(50,044)	$166,033	$(2,627)	$147,732
Net income	—	—	—	28,153	—	28,153
Comprehensive loss	—	—	—	—	1,914	1,914
Dividends paid ($0.28 per share)	—	—	—	(7,960)	—	(7,960)
Stock based compensation	24	390	—	—	—	414
Purchases of treasury stock	—	—	(1,488)	—	—	(1,488)
Balances – December 31, 2017	$30,943	$3,841	$(51,532)	$186,226	$(713)	$168,765
Net income	—	—	—	52,178	—	52,178
Comprehensive income	—	—	—	—	(425)	(425)
Dividends paid ($0.385 per share)	—	—	—	(10,930)	—	(10,930)
Cumulative effect adjustment - ASU 2014-09 revenue recognition	—	—	—	228	—	228
Cumulative effect adjustment - ASU 2016-01 financial instruments	—	—	—	3,823	(3,823)	—
Stock based compensation	24	389	—	—	—	413
Purchases of treasury stock	—	—	(930)	—	—	(930)
Balances – December 31, 2018	$30,967	$4,230	$(52,462)	$231,525	$(4,961)	$209,299

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

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

Certain immaterial reclassifications have been made to the prior consolidated financial statements in order for them to conform to the December 31, 2018 presentation.  These reclassifications had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets, or stockholders' equity as previously reported.

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

The Company accounts for its marketable equity securities in accordance with ASC Topic 321 “Investments- Equity Securities.” ASC Topic 321 requires companies to measure equity investments at fair value, with changes in fair value recognized in net income. At December 31, 2018 and 2017, the Company’s marketable securities, all of which are available-for-sale, consist of common and preferred stocks with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends are included in non-operating income (expense). We adopted Accounting Standards Update (“ASU”) 2016-01 effective on January 1, 2018.  See Note 2 “Recent Accounting Pronouncements” for further information regarding the adoption and Note 5 “Marketable Securities” for further information on our portfolio.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

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

At December 31, inventory consists of the following (in thousands):

	2018	2017
Raw materials and supplies	$4,920	$4,596
Finished goods	1,831	746
	$6,751	$5,342

(h)	Property and Equipment

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Description	Life in Years
Transportation equipment	3 - 15
Other operating assets	3 - 15
Information technology equipment	3 - 5
Buildings and related assets	10 - 39

The amounts recorded for depreciation expense were $48.7 million, $41.0 million, and $29.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

December 31, 2018, 2017 and 2016

(1)	Summary of Significant Accounting Policies—continued
(i)	Intangible Assets

Intangible assets subject to amortization consist of agent and customer relationships, customer contracts, tradenames, and non-competition agreements that have been acquired in business combinations.  These assets are amortized either over the period of economic benefit or on a straight-line basis over the estimated useful lives of the related intangible asset.  The estimated useful lives of these intangible assets range from three to nineteen years.  The useful lives of acquired trademarks are indefinite and, therefore, not subject to amortization.

Our identifiable intangible assets as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Indefinite Lived Intangibles:
Trademarks	$2,500	$2,500
Definite Lived Intangibles:
Agent and customer relationships	150,189	65,060
Customer contracts	20,600	20,600
Tradenames	2,000	—
Non-compete agreements	1,110	—
Less: accumulated amortization	(62,624)	(56,901)
Intangible assets, net	$111,275	$28,759
Total Identifiable Intangible Assets	$113,775	$31,259

Estimated amortization expense by year is as follows (in thousands):

2019	$13,884
2020	12,982
2021	12,272
2022	10,761
2023	9,942
Thereafter	51,434
Total	$111,275

The amounts recorded for amortization expense were $5.7 million, $6.0 million, and $7.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(1)	Summary of Significant Accounting Policies—continued
(j)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions.  Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, or ASC, Topic 350 “Intangibles – Goodwill and Other”, we are required to test goodwill for impairment annually (in our third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount.  We have the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test.  If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. During the third quarter of 2018, we completed our goodwill impairment testing by performing a quantitative assessment. Based on the results of this test, no impairment loss was recognized.

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows (in thousands):

Balance as of January 1, 2017	$74,484
Business acquisitions	-
Balance as of December 31, 2017	74,484
Business acquisitions	70,668
Balance as of December 31, 2018	$145,152

At December 31, 2018 and 2017, $88.9 million and $18.2 million of goodwill was recorded in our transportation segment, respectively.  At both December 31, 2018 and 2017, $56.3 million of goodwill was recorded in our logistics segment.

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

Contingent consideration arrangements granted in connection with a business combination are evaluated to determine whether contingent consideration is, in substance, additional purchase price of an acquired enterprise or compensation for services, use of property or profit sharing.  Additional purchase price is added to the fair value of consideration transferred in the business combination and compensation is included in operating expenses in the period it is incurred. Contingent consideration related to additional purchase price is measured to fair value at each reporting date until the contingency is resolved.  None of the acquired companies in 2018 had contingent consideration arrangements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(1)	Summary of Significant Accounting Policies—continued

(m)Fair Value of Financial Instruments

For cash equivalents, accounts receivables, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily redeemable or short‑term in nature and the liabilities are short-term in nature. Marketable securities, consisting of equity securities, are carried at fair market value as determined by quoted market prices. Our revolving credit and term loan agreements consist of variable rate borrowings.  The carrying value of these borrowings approximates fair value because the applicable interest rates are adjusted frequently based on short-term market rates.  For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. See Note 10 “Fair Value Measurement and Disclosures” for further information.

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

December 31, 2018, 2017 and 2016

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

(p)	Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, which is codified as ASC 606.  Upon adoption, revenue is recognized as control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for its services.

For our transportation services businesses, which include truckload, brokerage, intermodal and dedicated services, the adoption of the standard changed the timing of revenue recognition from “at delivery” to “over-time” as the performance obligations on the in-transit services are completed.  A performance obligation is created when a customer submits a bill of lading for the transportation of goods from origin to destination. Performance obligations are satisfied as the shipments move from origin to destination, and transportation revenue is recognized based on the percentage of the service that has been completed at the end of the reporting period.

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

We are the primary obligor when rendering services, and assume the corresponding credit risk with customers.  We have discretion in setting sales prices and, as a result, our earnings may vary.  In addition, we have discretion to choose and negotiate terms with our multiple suppliers for the services ordered by our customers.  This includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis. Fuel surcharges, where separately identifiable, of $85.1 million, $59.5 million and $50.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, are included in operating revenues.

See Note 3, Revenue Recognition, for more information on revenue recognition and the adoption of ASC 606.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(1)	Summary of Significant Accounting Policies—continued
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

We record compensation expense for the grant of stock based awards. Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period (generally the vesting period of the grant).  See Note 15 “Stock Based Compensation” for further information.

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

We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2014.  In addition, we file income tax returns in various state, local and foreign jurisdictions.  Historically, we have been responsible for filing separate state, local and foreign income tax returns for our self and our subsidiaries.  We are no longer subject to state or foreign jurisdiction income tax examinations for years before 2013 and 2012, respectively.

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

December 31, 2018, 2017 and 2016

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our customers are generally concentrated in the automotive, wind energy, building materials, machinery and metals industries. During the fiscal years ended December 31, 2018, 2017 and 2016, aggregate sales in the automotive industry totaled 36%, 40% and 43% of revenue, respectively.  In 2018, 2017 and 2016, General Motors accounted for approximately 13%, 16% and 18% of our total operating revenues, respectively.  In 2018, sales to our top 10 customers, including General Motors, totaled 39%.

(2)	Recent Accounting Pronouncements

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, using the modified retrospective transition method with a cumulative adjustment to retained earnings of approximately $0.2 million.  ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;  (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when or as the entity satisfies a performance obligation. For our transportation services businesses, which include truckload, brokerage, intermodal and dedicated services, the adoption of the standard changed the timing of revenue recognition from “at delivery” to “over-time” as the performance obligations on the in-transit services are completed.  For our value-added service businesses, the adoption of the standard did not change the timing of revenue recognition.  Due to the Company’s short in-transit period for transportation services, the impact did not have a material impact on its consolidated results of operations, financial position or cash flows. The adoption of ASU 2014-09 required an increase in the level of information disclosed in the Notes to Consolidated Financial Statements.  See Note 3 for additional information.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(2)	Recent Accounting Pronouncements—continued

On January 1, 2018, the Company prospectively adopted ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The impact of the adoption did not have an impact on our results of operations, financial position or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of the new standard is to establish principles for lessees and lessors to report information about the amount, timing, and uncertainty of cash flows arising from a lease.  The ASU will require a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to use the underlying asset for the lease term. This guidance is effective for us January 1, 2019. In July 2018, the FASB issued additional authoritative guidance providing companies with the option to apply this ASU to new and existing leases within the scope of the guidance as of the beginning of the period of adoption. We will elect this transition method of applying the new lease standard and will recognize right-of-use assets, lease liabilities, and any cumulative-effect adjustments to the opening balance of retained earnings as of January 1, 2019. Prior period amounts will not be adjusted and will continue to be reported under the accounting standards in effect for those periods. Upon adoption of the new standard on January 1, 2019, we will elect the package of practical expedients provided under the guidance. The practical expedient package applies to leases that commenced prior to adoption of the new standard and permits companies not to reassess whether existing or expired contracts are or contain a lease, the lease classification, and any initial direct costs. We are currently evaluating the effects ASU 2016-02 will have on our consolidated financial statements, related disclosures and internal controls. The Company anticipates a material increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, as well as the significant new quantitative and qualitative disclosure requirements for all of the Company’s lease obligations.  We currently disclose approximately $59.4 million in operating lease obligations in Note 13, “Leases”.  We are finalizing the calculation of the right-of-use asset and lease liability and completing the design of internal controls surrounding compliance with the new standard post-implementation. The earnings statement recognition of lease expense is expected to be similar to the Company’s current methodology.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the Tax Cuts and Jobs Act of 2017. The amendment provides the option to reclassify stranded tax effects within accumulated other comprehensive income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recorded. New disclosures will be required upon adoption, including the accounting policy for releasing income tax effects from AOCI, whether reclassification of stranded income tax effects is elected, and information about other income tax effect reclassifications. The amendment is effective for us January 1, 2019. We do not expect the adoption to have an impact on our results of operations, financial position or cash flows.

(3)	Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, using the modified retrospective transition method with a cumulative adjustment to retained earnings of approximately $0.2 million.  Our transportation services businesses include truckload, brokerage, intermodal and dedicated services.  The adoption of ASU 2014-09 changed the timing of revenue recognition for transportation services from at delivery to over-time as the performance obligations on the in-transit services are completed.  The following table shows the amount by which financial statement lines were affected by the adoption of the new standard.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(3)	Revenue Recognition—continued
	Year Ended December 31, 2018
Consolidated Statement of Income	Under ASC 605	Adjustment	As Reported
Truckload services revenue	$309,884	$3,927	$313,811
Brokerage services revenue	364,644	2,935	367,579
Intermodal services revenue	250,165	909	251,074
Dedicated services revenue	120,652	371	121,023
Purchased transportation and equipment rent expense	709,628	6,391	716,019
Commission expense	37,181	200	37,381
Income tax expense	16,826	385	17,211
Net income	51,012	1,166	52,178

	As of December 31, 2018
Consolidated Balance Sheet	Under ASC 605	Adjustment	As Reported
Prepaid expenses and other	$17,929	$1,901	$19,830
Accounts payable	90,596	1,423	92,019
Income taxes payable	2,293	385	2,678
Retained earnings	230,359	1,166	231,525

The Company broadly groups its services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. We disaggregate these categories and report our service lines separately on the Consolidated Statements of Income.

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

Dedicated services are primarily provided in support of automotive and retail customers using van equipment.  Dedicated services also include our final mile and ground expedited services.  Our dedicated services are primarily short run or round-trip moves within a defined geographic area.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(3)	Revenue Recognition—continued

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	December 31, 2018	January 1, 2018
Prepaid expenses and other - contract assets	$1,901	$1,361

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

See also Note 19 for additional information on revenue reported by segment and by geographic region.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(4)	Acquisitions

On December 7, 2018, the Company acquired all of the outstanding shares of Deco Logistics, Inc., d/b/a Container Connection, and Oaktree Logistics, Inc. (collectively, “Container Connection”). Based in Riverside, California, Container Connection offers harbor drayage services to the Ports of Los Angeles and Long Beach for customers primarily located within the Inland Empire and Central Valley areas.  Container Connection also offers warehousing, secured parking and yard space.  The total purchase price was $60.7 million, subject to customary post-closing adjustments.  To finance the acquisition, the Company used loan proceeds under its credit and security agreement.  Approximately $0.4 million of transaction related costs were incurred in the acquisition, which are reflected in general and administrative expenses in the Consolidated Statements of Income.

On October 12, 2018, the Company acquired all of the outstanding shares of Specialized Rail Service, Inc. (“Specialized Rail”). Specialized Rail offers local and regional intermodal drayage services, as well as transloading, cross-docking, warehousing and distribution, and intermodal facility management.  Specialized Rail operates a fleet of over 140 tractors and has facilities in Clearfield, Utah and Las Vegas, Nevada. The total cash purchase price was $12.3 million, subject to customary post-closing adjustments. To finance the acquisition, the Company used loan proceeds under an amended revolving credit facility. Approximately $0.3 million of transaction related costs were incurred in the acquisition, which are reflected in general and administrative expenses in the Consolidated Statements of Income.

On August 10, 2018, the Company acquired all of the outstanding shares of Southern Counties Express, Inc. and certain of its affiliates (collectively, “Southern Counties”).  Southern Counties provides full-service harbor drayage, transloading, warehousing, and project cargo services in southern California.  The total purchase price was $65.7 million, subject to customary post-closing adjustments.  To finance the acquisition, the Company used loan proceeds under an amended and restated revolving credit and term loan agreement.  Approximately $0.6 million of transaction related costs were incurred in the acquisition, which are reflected in general and administrative expenses in the Consolidated Statements of Income.

On February 1, 2018, the Company acquired all of the outstanding shares of Fore Transportation, Inc. and certain of its affiliates (collectively, “Fore”).  Fore provides its customers with intermodal solutions, including local and regional drayage services. One of the acquired companies owns and leases real property and improvements, including a 28-acre terminal that serves as Fore’s corporate headquarters and a container storage facility.  The total cash purchase price was $35.1 million. To fund the acquisition, the Company used a combination of cash and loan proceeds under its margin credit facility, revolving credit facility and secured real estate financing. Approximately $0.2 million of transaction related costs were incurred in the acquisition, which are reflected in general and administrative expenses in the Consolidated Statements of Income.

We believe that each acquisition strategically enhances our service offerings in specific geographic regions, and we expect each of them to further diversify our customer base.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(4)	Acquisitions—continued

The Company accounted for the acquisitions in accordance with ASC 805, “Business Combinations.” Assets acquired and liabilities assumed were recorded at their estimated fair value at acquisition, with the remaining unallocated purchase price recorded as goodwill. The goodwill recorded is included in our transportation segment, and is non-deductible for income tax purposes. For each acquisition, the purchase price was allocated to major classes of assets acquired and liabilities assumed at estimated fair values as of the date of acquisition date.  These values are based, in part, upon preliminary appraisals for certain assets and subject to change when additional information concerning final asset and liability values is obtained. The final purchase price allocations may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. The preliminary allocation of the purchase price in each transaction is as follows (in thousands):

	Container Connection	Specialized Rail	Southern Counties	Fore *
Current assets	$6,458	$4,130	$5,359	$6,077
Property and equipment	50	6,187	4,598	10,864
Goodwill	28,916	1,013	30,325	10,414
Intangible assets	35,099	5,342	35,690	12,108
Other assets	-	109	1,427	-
Current liabilities	(1,930)	(2,419)	(3,027)	(1,234)
Deferred tax liabilities, net	(7,892)	(2,112)	(8,690)	(3,123)
	$60,701	$12,250	$65,682	$35,106

* The purchase price allocation for Fore is considered final as of December 31, 2018.

The intangible assets represent the acquired companies’ customer relationships, trade names, and non-competition agreements.  The acquired customer relationships are being amortized over a period of seven years to 12 years, tradenames are being amortized over a period of three years, and the non-competition agreements are being amortized over a period of five years.  The Company used the discounted cash flow method to estimate the fair value of these acquired intangible assets, and comparable land sales and replacement cost methodology to value land and buildings, respectively.

The following unaudited pro forma results of operations present consolidated information of the Company as if Container Connection, Specialized Rail, Southern Counties, and Fore were acquired on January 1, 2017 (in thousands, except per share data):

	Pro Forma Twelve Month Ended
	December 31, 2018	December 31, 2017
Operating revenues	$1,568,467	$1,376,193
Income from operations	$98,892	$42,937
Net income	$59,959	$35,528
Earnings per common share:
Basic	$2.11	$1.25
Diluted	$2.11	$1.25

The unaudited pro forma consolidated results are presented for illustrative purposes and do not purport to represent what the results of operations would actually have been had we acquired Container Connection, Specialized Rail, Southern Counties, and Fore on January 1, 2017.  Further, the financial information does not purport to project the future operating results of the Company on a consolidated basis.

For the year ended December 31, 2018, actual revenue and operating income of the acquired companies was $70.9 million and $5.1 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(5)	Marketable Securities

Beginning January 1, 2018, marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note 10.

The following table sets forth market value, cost, and unrealized gains (losses) on equity securities at December 31 (in thousands):

	2018	2017
Fair value	$9,333	$15,144
Cost	11,143	10,231
Unrealized (losses) gains	$(1,810)	$4,913

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

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities at December 31 (in thousands):

	2018	2017
Gross unrealized gains	$89	$5,390
Gross unrealized losses	(1,899)	(477)
Net unrealized (losses) gains	$(1,810)	$4,913

The following table shows the Company’s net realized gains on marketable equity securities (in thousands):

	2018	2017	2016
Realized gain
Sale proceeds	$5,733	$1,261	$866
Cost of securities sold	5,229	338	454
Realized gain	$504	$923	$412

Realized gain, net of taxes	$379	$537	$253

During the year ended December 31, 2018, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $(1,810,000), which was reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(6)	Accounts Receivable

Accounts receivable amounts appearing in the consolidated financial statements include both billed and unbilled receivables.  We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $28.8 million and $26.2 million at December 31, 2018 and 2017, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2018	2017	2016
Balance at beginning of year	$1,330	$1,613	$5,173
Provision for doubtful accounts	924	1,533	3,099
Acquisition of businesses	253	-	-
Uncollectible accounts written off	(735)	(1,816)	(6,659)
Balance at end of year	$1,772	$1,330	$1,613

(7)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2018	2017
Transportation equipment	$267,094	$236,667
Land, buildings and related assets	128,805	102,977
Other operating assets	104,559	105,434
Information technology equipment	26,135	23,985
Construction in process	7,960	3,903
	534,553	472,966
Less accumulated depreciation	(231,319)	(205,771)
Total	$303,234	$267,195

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following items at December 31 (in thousands):

	2018	2017
Payroll related items	$11,476	$9,854
Driver escrow liabilities	3,923	3,785
Commissions, taxes and other	9,727	10,490
Total	$25,126	$24,129

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(9)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at	December 31,
	December 31, 2018	2018	2017
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	4.27%	$150,000	$—
Revolver	4.27%	80,588	—
Equipment Financing (2)	3.18% to 5.13%	126,162	112,205
Real Estate Financing (3)	4.77%	45,864	44,309
Margin Facility (4)	3.62%	541	—
Debt paid upon refinancing
ABL Revolver	NA	—	70,225
Westport Term Loan	NA	—	22,500
Unamortized debt issuance costs		(2,703)	(1,261)
		400,452	247,978
Less current portion of long-term debt		51,903	40,870
Total long-term debt, net of current portion		$348,549	$207,108

(1) The Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. At closing, proceeds from the Credit Agreement were used to pay off certain existing indebtedness and to pay fees and expenses associated with the Credit Agreement. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each based the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At December 31, 2018, we were in compliance with all covenants under the facility, and $119.4 million was available for borrowing on the revolver.

(2) The Equipment Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance transportation equipment. The equipment notes, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants and are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 5.13%. At December 31, 2018, we were in compliance with all covenants.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(9)	Debt—continued

(3) The Real Estate Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance certain real property. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At December 31, 2018, we were in compliance with all covenants.

(4) The Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At December 31, 2018 and 2017, the maximum available borrowings under the line of credit were $5.0 million and $8.9 million, respectively.

The following table reflects the maturities of our principal repayment obligations as of December 31, 2018 (in thousands):

Years Ending December 31	Term	Revolver	Equipment Financing	Real Estate Financing	Margin Facility	Total
2019	$7,500	$—	$38,556	$5,893	$541	$52,490
2020	11,250	—	40,104	5,893	—	57,247
2021	11,250	—	24,280	5,893	—	41,423
2022	15,000	—	16,576	5,892	—	37,468
2023	105,000	80,588	6,646	5,892	—	198,126
Thereafter	—	—	—	16,401	—	16,401
Total	$150,000	$80,588	$126,162	$45,864	$541	$403,155

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $15.7 million at December 31, 2018. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became  effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  At December 31, 2018 and 2017, the fair value of the two swap agreements was an asset of $0.4 million and $0.3 million, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 10, “Fair Value Measurement and Disclosures” for additional information pertaining to interest rate swaps.

(10)	Fair Value Measurement and Disclosures

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

December 31, 2018, 2017 and 2016

(10)	Fair Value Measurement and Disclosures—continued

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Marketable securities	$9,333	$—	$—	$9,333
Interest rate swaps	—	392	—	392
Total Assets	$9,333	$392	$—	$9,725

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$75	$—	$—	$75
Marketable securities	15,144	—	—	$15,144
Interest rate swaps	—	260	—	260
Total Assets	$15,219	$260	$—	$15,479

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

For our equipment promissory notes with fixed rates, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying values and estimated fair values of these promissory notes at December 31, 2018 is summarized as follows:

	2018
	Carrying Value	Estimated Fair Value
Equipment promissory notes	$126,162	$125,214

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(11)	Transactions with Affiliates

CenTra, Inc. (“CenTra”), an affiliate of the Company that is owned by our controlling shareholders, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from CenTra and other affiliates under common control with CenTra. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the years ended December 31 (in thousands):

	2018	2017	2016
Administrative support services	$3,094	$2,771	$2,638
Truck fuel, tolls and maintenance	2,428	2,652	2,656
Real estate rent and related costs	14,295	17,046	17,174
Insurance and employee benefit plans	57,370	55,995	44,548
Contracted transportation services	1,240	35	233
Total	$78,427	$78,499	$67,249

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

A significant number of our operating locations are located in facilities leased from affiliates.  At 34 facilities, occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly.  Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility.  However, we are not limited to such arrangements. See Note 13, “Leases” for further information regarding the cost of leased properties.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders.  Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At December 31, 2018 and 2017, amounts due to affiliates were $17.8 million and $12.0 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At December 31, 2018 and 2017, there were $10.5 million and $10.1 million, respectively, included in each of these accounts for insured claims.

During 2018, we made purchases of used equipment from an affiliate totaling $8,300, and purchased wheels and tires from an affiliate for new trailering equipment totaling $466,000 during the same period.  During 2017, we made purchases totaling $2.1 million for wheels and tires for new trailering equipment, and purchased 64 used tractors from an affiliate for $1.8 million.

We periodically use the law firm of Sullivan Hincks & Conway to provide legal services.  Daniel C. Sullivan, a member of our Board, is a partner at Sullivan Hincks & Conway.  Not included in the table above are amounts paid for legal services during 2018 and 2017 of $2,100 and $1,400, respectively.   No amounts were paid for legal services during 2016.

During 2018, we exercised our right of first refusal to acquire 10,065 shares of restricted stock from a director, H. E. “Scott” Wolfe, for $355,000 based on the closing market price on the effective date of the transaction. We also exercised our right of first refusal to acquire 7,500 shares of restricted stock during 2018 from our CEO, Jeff Rogers, for $264,000 based on the closing market price on the effective date of the transaction.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(11)	Transactions with Affiliates—continued

Services provided by Universal to Affiliates

We periodically assist CenTra and other affiliates under common control with CenTra by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to CenTra and affiliates for the years ended December 31 (in thousands):

	2018	2017	2016
Purchased transportation and equipment rent	$900	$1,100	$1,090
Total	$900	$1,100	$1,090

At December 31, 2018 and 2017, amounts due from affiliates were $5.2 million and $2.7 million, respectively.

(12)	Income Taxes

A summary of income (loss) related to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Operations
U.S. Domestic	$71,441	$28,360	$40,172
Foreign	(2,052)	(11,219)	(767)
Total pre-tax income	$69,389	$17,141	$39,405

The provision (benefit) for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2018	2017	2016
Current:
U.S. Federal	$7,266	$5,394	$7,432
State	3,556	2,227	748
Foreign	427	688	284
	11,249	8,309	8,464
Deferred:
U.S. Federal	5,873	(14,264)	6,521
State	(855)	(1,113)	140
Foreign	944	(3,944)	36
	5,962	(19,321)	6,697
Total	$17,211	$(11,012)	$15,161

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

The provisional amounts recorded at December 31, 2017, in accordance with SEC Staff Accounting Bulletin No. 118, were finalized during the fourth quarter of 2018 and had an immaterial impact on the consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(12)	Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2018	2017
Domestic deferred tax assets:
Allowance for doubtful accounts	$425	$323
Other assets	4,561	2,694
Accrued expenses	4,982	6,622
Total domestic deferred tax assets	$9,968	$9,639
Domestic deferred tax liabilities:
Prepaid expenses	$696	$1,002
Marketable securities	1,004	1,153
Intangible assets	25,907	7,894
Property and equipment	41,589	31,951
Total domestic deferred tax liabilities	$69,196	$42,000
Net domestic deferred tax liabilities	$59,228	$32,361
Foreign deferred tax assets
Net operating losses	$3,499	$3,636
Other assets	927	928
Valuation allowance - foreign	(1,877)	(410)
Total foreign deferred tax asset	$2,549	$4,154
Net deferred tax liability	$56,679	$28,207

In assessing whether deferred tax assets may be realized in the future, management considers whether it is more likely than not that some portion of such tax assets will not be realized. The deferred tax assets and liabilities were reviewed separately by jurisdictions when measuring the need for valuation allowances.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the domestic deferred tax assets are expected to reverse, and our ability to generate future capital gains, management believes it is more likely than not that we will realize the benefits of these deductible differences.  Thus, no valuation allowance has been established for the domestic deferred tax assets.  We had foreign net operating loss carryforward associated with our Mexican subsidiary with a tax effect of $1.6 million as of December 31, 2018. The net operating loss carryforward will expire in 2027. Although realization is not assured, the Company has concluded that it is more likely than not that the deferred tax asset will be fully realized and as such no valuation allowance has been provided.  At December 31, 2018, we also had foreign net operating loss carryforwards associated with our Canadian and German subsidiaries with a tax effect of $1.9 million. Based on the anticipated earnings projections, management has recorded a full valuation allowance for the deferred tax assets associated with this entity.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(12)	Income Taxes—continued

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2018	2017	2016
Federal statutory rate	21%	35%	35%
Change in tax law	0%	-106%	0%
Non-deductible expense	0%	2%	0%
State, net of federal benefit	3%	4%	2%
Foreign	2%	1%	1%
Other	-1%	0%	0%
Effective tax rate	25%	-64%	38%

As of December 31, 2018, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.3 million.  These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate.  At December 31, 2018, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months.  As of December 31, 2018, the amount of accrued interest and penalties was $0.1 million and $0.1 million, respectively.

The changes in our gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2018	2017	2016
Unrecognized tax benefit – beginning of year	$367	$416	$333
Increases related to prior year tax positions	26	22	24
Increases related to current year tax positions	30	9	95
Decreases related to prior year tax positions	(92)	(80)	(36)
Unrecognized tax benefit – end of year	$331	$367	$416

(13)	Leases

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

In most cases, we expect our facility leases will be renewed or replaced by other leases in the ordinary course of business.  Where possible, we contractually secure the recovery of certain occupancy costs, including rent, during the term of a customer program.  Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2018 are as follows (in thousands):

Years Ending December 31	With Affiliates	With Third Parties	Total
2019	$9,357	$12,614	$21,971
2020	6,556	6,749	13,305
2021	5,408	2,742	8,150
2022	3,919	109	4,028
2023	3,592	—	3,592
Thereafter	8,331	—	8,331
Total required payments	$37,163	$22,214	$59,377

Rental expense for facilities, vehicles and other equipment leased from third parties under operating leases approximated $22.6 million, $17.9 million and $20.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(14)	Retirement Plans

We offer 401(k) defined contribution plans to our employees.  The plans are administered by a company controlled by our principal shareholders and include different matching provisions depending on which subsidiary or affiliate is involved.  In the plans available to certain employees not subject to collective bargaining agreements, we matched contributions up to $600 annually for each employee who is not considered highly compensated through December 31, 2008, after which some matching contributions were suspended as a response to market conditions at certain subsidiaries.  Three other 401(k) plans are provided to employees of specific operations and offer matching contributions that range from zero to $2,080 per participant annually.  The total expense for contributions for 401(k) plans, including plans related to collective bargaining agreements, was $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In connection with a collective bargaining agreement that covered 11 Canadian employees at December 31, 2018, we are required to make defined contributions into the Canada Wide Industrial Pension Plan.  At December 31, 2018 and 2017, the required contributions totaled approximately $39,000 and $41,000, respectively.

(15)	Stock Based Compensation

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

On December 23, 2015, the Company granted 50,000 shares of restricted stock to certain employees, including 10,000 shares to its Chief Financial Officer. The restricted stock grants have a grant date fair value of $14.93 per share, based on the closing price of the Company’s stock, of which 25% vested immediately, and an additional 25% vested in three equal increments on each December 20 in 2016, 2017 and 2018.

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

A summary of the status of our non-vested shares as of December 31, 2018, and changes during the year ended December 31, 2018, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	31,250	$16.63
Granted	—	$—
Vested	(23,750)	$17.41
Forfeited	—	$—
Balance at December 31, 2018	7,500	$14.15

During the years ended December 31, 2018, 2017 and 2016, the total grant date fair value of vested shares recognized as compensation cost was $413,000, $414,000, and $571,000, respectively.  As of December 31, 2018, there was $107,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation costs of $73,000 and $34,000, during 2019 and 2020, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(16)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

On October 16, 2017, a jury in state court in Cook County, Illinois rendered a verdict of $54.2 million against Universal Am-Can, Ltd. (“UACL”) in the matter of Denton v. UACL, et al. The litigation relates to a vehicular accident that occurred on February 8, 2011 on I-65 in Rensselaer, Indiana. The accident involved a tractor-trailer being driven by an independent owner-operator of UACL. The driver was braking on the expressway in order to avoid another vehicle being driven the wrong way on the interstate. The truck attempted to avoid the oncoming vehicle and the plaintiff’s vehicle and, in so doing, struck the plaintiff’s vehicle. As a result of the accident, the plaintiff sustained non-life threatening injuries. In connection with the verdict, the jury determined that UACL was responsible for the liability associated with the accident. The verdict included $19.2 million in compensatory damages and $35.0 million in punitive damages against UACL. Interest on the verdict accrues at a rate of 9% per year. The insurance coverage available for reimbursement of UACL’s damages underlying the verdict is limited to $1.0 million. We believe the facts and the law do not support the jury’s findings of liability against UACL.  The Company has filed an appeal with the Appellate Court of Illinois First Judicial District to overturn the verdict and the judgment.  Enforcement of the judgment has been stayed pending the outcome of the appeal. The Company currently estimates the possible range of financial exposure in the matter, net of insurance coverage and before advances made to plaintiffs, to be between $18.2 million and $53.2 million.  Based on the Company’s best estimate of the liability at this time, the Company recorded an accrued liability for this matter of $18.2 million, which is inclusive of any interest accruing and before consideration of advances made.  In September 2018, the Company made a $7.0 million advance, the amount of which will be used as an offset against the ultimate resolution.  As such, this amount was recorded as a reduction of the Company’s accrued liability.  While we cannot predict with any certainty the outcome of this litigation, its ultimate resolution could be significantly different from our estimate and materially affect our financial condition, results of operations and cash flows.

The Company was plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. (“Dalton”) in the United States District Court for the Southern District of Texas. The Company was seeking approximately $1.9 million in damages from a debtor relating to unpaid freight charges. In response to the filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: One in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million, but ignored the $1.9 million jury award in favor of Universal.  The Company believes this ruling was in error and further believes the jury erred in their findings of any damages against Universal. The Company has filed an appeal with the United States Court of Appeals for the Fifth Circuit to overturn the verdict and the judgment.  Enforcement of the judgment has been stayed pending the outcome of the appeal.  The Company currently estimates the possible range of financial exposure in the matter to be between $0 and $5.7 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $1.8 million, which is inclusive of any interest owed on the verdict.  While we cannot predict with any certainty the outcome of this litigation, management does not believe the outcome will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

In the third quarter of 2018, a tractor-trailer operated by a subsidiary of the Company was involved in a multi-vehicle, multi-fatality accident. This matter was settled in the fourth quarter of 2018 for $9.0 million.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(16)	Commitments and Contingencies —continued

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

At December 31, 2018, approximately 26% of our employees in the United States, Canada and Colombia are subject to collective bargaining agreements that are renegotiated periodically, of which 19% are subject to contracts that expire in 2019.  Of our employees in Mexico, 91% are subject to such collective bargaining agreements, and our contract expiring in 2019 is currently being negotiated.

(17)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the years ended December 31, 2018, 2017 and 2016, there were 6,912, 2,922 and zero weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

For the year ended December 31, 2018, no shares were excluded from the calculation of diluted earnings per share. For the years ended December 31, 2017 and 2016, 2,500 and 45,000 shares of non-vested restricted stock, respectively, were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(18)	Quarterly Financial Data (unaudited)

	2018
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$335,113	$365,925	$374,292	$386,378
Operating income	17,104	26,252	22,530	17,908
Income before income taxes	14,156	23,634	19,973	11,626
Income tax expense	3,722	5,965	4,918	2,606
Net income	$10,434	$17,669	$15,055	$9,020
Earnings per common share:
Basic	$0.37	$0.62	$0.53	$0.32
Diluted	$0.37	$0.62	$0.53	$0.32
Weighted average number of common shares outstanding:
Basic	28,386	28,395	28,382	28,370
Diluted	28,393	28,402	28,392	28,374

	2017
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$284,442	$305,199	$313,001	$314,023
Operating income (loss)	9,169	6,417	(3,484)	13,112
Income (loss) before income taxes	7,001	4,400	(5,271)	11,011
Income tax (benefit) expense	2,683	1,661	(1,966)	(13,390)
Net income (loss)	$4,318	$2,739	$(3,305)	$24,401
Earnings per common share:
Basic	$0.15	$0.10	$(0.12)	$0.86
Diluted	$0.15	$0.10	$(0.12)	$0.86
Weighted average number of common shares outstanding:
Basic	28,435	28,443	28,441	28,382
Diluted	28,435	28,443	28,444	28,390

During the fourth quarter of 2017, the Company recognized an $18.2 million income tax benefit due to the Tax Cuts and Jobs Act.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(19)	Segment Reporting

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

The following tables summarize information about our reportable segments as of and for the fiscal years ended December 31, 2018, 2017 and 2016 (in thousands):

2018	Transportation	Logistics	Other	Total
Operating revenues	$949,242	$510,918	$1,548	$1,461,708
Eliminated inter-segment revenues	(1,673)	(12,451)	—	(14,124)
Depreciation and amortization	27,128	26,125	1,172	54,425
Income from operations	51,634	31,136	1,024	83,794
Capital expenditures	32,267	33,312	1,006	66,585
Total assets	525,906	298,455	18,786	843,147

2017	Transportation	Logistics	Other	Total
Operating revenues	$750,302	$465,070	$1,293	$1,216,665
Eliminated inter-segment revenues	(1,064)	(8,095)	—	(9,159)
Depreciation and amortization	17,661	29,136	198	46,995
Income from operations	14,512	10,597	105	25,214
Capital expenditures	12,330	50,597	433	63,360
Total assets	291,736	293,773	25,083	610,592

2016	Transportation	Logistics	Other	Total
Operating revenues	$656,496	$414,948	$1,307	$1,072,751
Eliminated inter-segment revenues	(1,896)	(7,482)	—	(9,378)
Depreciation and amortization	13,459	23,064	179	36,702
Income from operations	22,399	27,653	(3,472)	46,580
Capital expenditures	9,464	91,045	500	101,009
Total assets	252,164	292,227	26,066	570,457

We provide a portfolio of transportation and logistics services to a wide range of customers throughout the United States and in Mexico, Canada and Colombia.  Revenues attributed to geographic areas are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$1,426,897	$1,179,115	$1,038,963
Mexico	18,716	24,346	20,046
Canada	14,188	11,538	12,157
Colombia	1,907	1,666	1,585
Total	$1,461,708	$1,216,665	$1,072,751

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2018, 2017 and 2016

(19)	Segment Reporting—continued

Net long-lived property and equipment assets by geographic area are presented in the table below (in thousands):

	Year Ended December 31,
	2018	2017
United States	$284,321	$245,070
Mexico	18,612	21,725
Canada	295	389
Colombia	6	11
Total	$303,234	$267,195

(20)	Subsequent Events

On February 21, 2019, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock.  In addition, the Board of Directors approved an additional special annual dividend of $0.110 per share of common stock.  Both dividends are payable to shareholders of record at the close of business on March 4, 2019 and are expected to be paid on March 14, 2019.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is commonly referred to as the 2013 framework.

The scope of management’s assessment as of December 31, 2018 did not include an assessment of the internal controls over financial reporting during 2018 for Deco Logistics, Inc., d/b/a Container Connection, Oaktree Logistics, Inc. (an affiliate of Container Connection), Specialized Rail Service, Inc., Southern Counties Express, Inc., or Fore Transportation, Inc. (collectively the “Acquired Companies”), each of which was acquired during 2018.  Management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 the Acquired Companies’ internal control over financial reporting associated with total assets of $204.7 million, operating revenues of $70.9 million and net income of $3.8 million, all of which are included in the consolidated financial statements Universal Logistics Holdings, Inc. as of and for the year ended December 31, 2018.  For the fiscal year ending December 31, 2019, the scope of management’s assessment on internal control over financial reporting will include the Acquired Companies’ operations.

Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018. The Company’s independent registered public accounting firm, BDO USA LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Universal Logistics Holdings, Inc.

Warren, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Universal Logistics Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

As indicated in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Deco Logistics, Inc., d/b/a Container Connection, Oaktree Logistics, Inc. (an affiliate of Container Connection), Specialized Rail Service, Inc., Southern Counties Express, Inc., and Fore Transportation, Inc. (collectively the “Acquired Companies”), which were acquired in 2018 and which are included in the consolidated balance sheet of Universal Logistics Holdings, Inc. as of December 31, 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. The Acquired Companies had $204.7 million of total assets as of December 31, 2018, and $70.9 million and $3.8 million of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the Acquired Companies because of the timing of the acquisitions which were completed on various dates in 2018. Our audit of internal control over financial reporting of Universal Logistics Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of the Acquired Companies.

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

March 18, 2019

ITEM 9B:	OTHER INFORMATION

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 25, 2019. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 25, 2019.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 25, 2019.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 25, 2019.

The following table presents information about equity plans under which equity securities of the Company are authorized for issuance at December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	7,500	$—	(1)	206,880
Equity compensation plans not approved by security holders	—	$—		—
Total	7,500	$—	(1)	206,880

(1)

Reflects shares to be issued under restricted stock bonus awards, which do not have an exercise price.  As of December 31, 2018, the Company has no outstanding options, warrants or rights that require payment of an exercise price.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 25, 2019.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 25, 2019.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3)	Exhibits

Exhibit No.	Description

2.1

Stock Purchase Agreement dated as of August 10, 2018 among Mason Dixon Intermodal, Inc., The Brian and Rocio Griley Family Trust u/t/d March 18, 2008 and Donald Griley Irrevocable Trust f/b/o Patrick Griley u/t/d March 1, 2008 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2018)

2.2

Stock Purchase Agreement dated as of December 7, 2018 among Mason Dixon Intermodal, Inc., James H. Horvitz, Robert Sweet, The Horvitz Family Special Needs Gift Trust, dated July 18, 2014, (each a “Seller” and collectively the “Sellers”),  Robin L. Horvitz, and J. Horvitz in his capacity as representative of the Sellers (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2018)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

3.2	Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012)

3.3	Certificate of Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016)

3.4	Fourth Amended and Restated Bylaws, as amended effective April 28, 2016 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016)

4.1

Amended and Restated Registration Rights Agreement among the Registrant, Matthew T. Moroun, the Manuel J. Moroun Revocable Trust and the M.J. Moroun 2012 Annuity Trust (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012)

4.2	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

10.1+	Consulting Agreement between the Registrant and Manuel J. Moroun (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2013)

10.2+	Amendment No. 1 to Consulting Agreement, dated April 26, 2018, with Manuel J. Moroun (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 27, 2018)

10.3+	Employment Agreement between the Registrant and Jeff Rogers (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2015)

Exhibit No.	Description
10.4	Service Level Agreement between the Registrant and Data System Services, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2015)

10.5+	2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Schedule 14A filed on April 29, 2014)

10.6+

Form of Restricted Stock Bonus Award Agreement under the 2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Exhibit B of Appendix A to the Registrant’s Schedule 14A filed on April 29, 2014)

10.7

Credit and Security Agreement dated as of November 27, 2018 among Universal Management Services, Inc., Cavalry Logistics, LLC, Fore Transportation, Inc., Logistics Insight Corp., Mason Dixon Intermodal, Inc., Southern Counties Express, Inc., Specialized Rail Service, Inc., Universal Logistics Solutions International, Inc., Universal Specialized, Inc., Universal Truckload, Inc., Westport Axle Corp., and Westport Machining, LLC, as borrowers, certain subsidiaries of Universal Logistics Holdings, Inc., as guarantors, and KeyBank National Association as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2018)

10.8

Loan and Financing Agreement dated as of February 1, 2018 between UTSI Finance and Flagstar (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 6, 2018)

10.9	Promissory Note dated as of February 1, 2018 by UTSI Finance in favor of Flagstar (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 6, 2018)

10.10	Commercial Mortgage dated as of February 1, 2018 between UTSI Finance and Flagstar (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 6, 2018)

10.11

Amendment No. 2 to Master Security Agreement, dated as of April 24, 2018, with Key Equipment Finance, a division of KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2018)

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

Date: March 18, 2019

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

Signatures	Title	Date

/s/ Jeff Rogers	Chief Executive Officer	March 18, 2019
Jeff Rogers	(Principal Executive Officer)
/s/ Jude Beres	Chief Financial Officer and Treasurer	March 18, 2019
Jude Beres	(Principal Financial and Accounting Officer)
/s/ Matthew T. Moroun	Chairman of the Board	March 18, 2019
Matthew T. Moroun
/s/ Manuel J. Moroun	Director	March 18, 2019
Manuel J. Moroun
/s/ Grant Belanger	Director	March 18, 2019
Grant Belanger
/s/ Frederick P. Calderone	Director	March 18, 2019
Frederick P. Calderone
/s/ Joseph J. Casaroll	Director	March 18, 2019
Joseph J. Casaroll
/s/ Daniel J. Deane	Director	March 18, 2019
Daniel J. Deane
/s/ Clarence W. Gooden	Director	March 18, 2019
Clarence W. Gooden
/s/ Michael A. Regan	Director	March 18, 2019
Michael A. Regan
/s/ Daniel C. Sullivan	Director	March 18, 2019
Daniel C. Sullivan
/s/ Richard P. Urban	Director	March 18, 2019
Richard P. Urban
/s/ H.E. “Scott” Wolfe	Director	March 18, 2019
H. E. “Scott” Wolfe