Form 10-Q
period 2019-03-30
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2019-05-09
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ULH	The NASDAQ Stock Market LLC

The number of shares of the registrant’s common stock, no par value, outstanding as of May 6, 2019, was 28,838,827.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	March 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$6,336	$5,727
Marketable securities	10,208	9,333
Accounts receivable – net of allowance for doubtful accounts of $1,757 and $1,772, respectively	216,218	215,991
Other receivables	20,256	19,130
Prepaid expenses and other	17,829	19,830
Due from affiliates	4,617	5,247
Total current assets	275,464	275,258
Property and equipment – net of accumulated depreciation of $239,123 and $231,319, respectively	300,262	303,234
Operating lease right-of-use asset	83,828	-
Goodwill	147,935	145,152
Intangible assets – net of accumulated amortization of $66,668 and $62,624, respectively	106,142	113,775
Deferred income taxes	2,900	2,549
Other assets	3,194	3,179
Total assets	$919,725	$843,147
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$100,680	$92,019
Current portion of long-term debt	53,501	51,903
Insurance and claims	33,088	31,679
Accrued expenses and other current liabilities	28,284	25,126
Current portion of operating lease liabilities	25,021	-
Due to affiliates	12,637	17,764
Income taxes payable	11,024	2,678
Total current liabilities	264,235	221,169
Long-term liabilities:
Long-term debt, net of current portion	316,124	348,549
Operating lease liabilities, net of current portion	59,277	-
Deferred income taxes	55,468	59,228
Other long-term liabilities	3,967	4,902
Total long-term liabilities	434,836	412,679
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,970,452 and 30,965,452 shares issued; 28,383,827 and 28,378,827 shares outstanding, respectively	30,972	30,967
Paid-in capital	4,298	4,230
Treasury stock, at cost; 2,586,625 shares	(52,462)	(52,462)
Retained earnings	242,721	231,525
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $50 and $94, respectively	155	298
Foreign currency translation adjustments	(5,030)	(5,259)
Total shareholders’ equity	220,654	209,299
Total liabilities and shareholders’ equity	$919,725	$843,147

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Operating revenues:
Truckload services	$65,671	$77,192
Brokerage services	85,867	78,159
Intermodal services	91,168	46,609
Dedicated services	37,021	35,020
Value-added services	97,679	98,133
Total operating revenues	377,406	335,113
Operating expenses:
Purchased transportation and equipment rent	177,325	162,011
Direct personnel and related benefits	93,167	85,956
Operating supplies and expenses	30,770	28,091
Commission expense	7,836	8,913
Occupancy expense	9,284	7,373
General and administrative	9,241	7,987
Insurance and claims	6,352	5,460
Depreciation and amortization	16,918	12,218
Total operating expenses	350,893	318,009
Income from operations	26,513	17,104
Interest income	22	17
Interest expense	(4,391)	(2,570)
Other non-operating income (expense)	953	(395)
Income before income taxes	23,097	14,156
Income tax expense	5,800	3,722
Net income	$17,297	$10,434
Earnings per common share:
Basic	$0.61	$0.37
Diluted	$0.61	$0.37
Weighted average number of common shares outstanding:
Basic	28,380	28,386
Diluted	28,381	28,393
Dividends declared per common share	$0.105	$0.105

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Net Income	$17,297	$10,434
Other comprehensive income:
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(44) and $61, respectively	(143)	200
Foreign currency translation adjustments	229	1,521
Total other comprehensive income	86	1,721
Total comprehensive income	$17,383	$12,155

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$17,297	$10,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,918	12,218
Noncash lease expense	7,103	-
(Gain) loss on marketable equity securities	(875)	520
Gain on disposal of property and equipment	(24)	(9)
Amortization of debt issuance costs	147	85
Stock-based compensation	73	245
Provision (credit) for doubtful accounts	507	(297)
Deferred income taxes	(3,240)	(1,564)
Change in assets and liabilities:
Trade and other accounts receivable	(1,752)	(23,177)
Prepaid expenses and other assets	1,810	4,067
Accounts payable, accrued expenses and other current liabilities, insurance and claims, and income taxes payable	21,926	21,523
Principal reduction in operating lease liabilities	(6,692)	—
Due to/from affiliates, net	(4,497)	(7,307)
Other long-term liabilities	(935)	(630)
Net cash provided by operating activities	47,766	16,108
Cash flows from investing activities:
Capital expenditures	(10,790)	(7,336)
Proceeds from the sale of property and equipment	913	1,255
Purchases of marketable securities	—	(119)
Proceeds from sale of marketable securities	—	2,811
Acquisition of business	(427)	(34,850)
Net cash used in investing activities	(10,304)	(38,239)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	15,565	89,850
Repayments of debt - revolving debt	(41,249)	(72,349)
Proceeds from borrowing - term debt	7,979	12,406
Repayments of debt - term debt	(12,728)	(12,619)
Borrowings under margin account	—	9,100
Repayments under margin account	(541)	(3,364)
Payment of capital lease obligations	—	(22)
Capitalized financing costs	—	(124)
Dividends paid	(6,101)	(1,988)
Net cash (used in) provided by financing activities	(37,075)	20,890
Effect of exchange rate changes on cash and cash equivalents	222	1,714
Net increase in cash	609	473
Cash and cash equivalents – beginning of period	5,727	1,672
Cash and cash equivalents – end of period	$6,336	$2,145

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

(In thousands)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018

Supplemental cash flow information:
Cash paid for interest	$4,091	$2,408
Cash paid for income taxes	$769	$1,185
Acquisition of business:
Fair value of assets acquired	$—	$38,943
Liabilities assumed	—	(3,838)
Acquisition obligation	—	(255)
Payment of acquisition obligations	427	—
Net cash paid for acquisition of business	$427	$34,850

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2017	$30,943	$3,841	$(51,532)	$186,226	$(713)	$168,765
Net income	—	—	—	10,434	—	10,434
Comprehensive income	—	—	—	—	1,721	1,721
Cumulative effect adjustment - ASU 2014-09 revenue recognition	—	—	—	228	—	228
Cumulative effect adjustment - ASU 2016-01 financial instruments	—	—	—	3,823	(3,823)	—
Dividends paid ($0.07 per share)	—	—	—	(1,988)	—	(1,988)
Stock based compensation	12	233	—	—	—	245
Purchases of treasury stock	—	—	—	—	—	—
Balances – March 31, 2018	$30,955	$4,074	$(51,532)	$198,723	$(2,815)	$179,405

Balances – December 31, 2018	$30,967	$4,230	$(52,462)	$231,525	$(4,961)	$209,299
Net income	—	—	—	17,297	—	17,297
Comprehensive income	—	—	—	—	86	86
Dividends paid ($0.215 per share)	—	—	—	(6,101)	—	(6,101)
Stock based compensation	5	68	—	—	—	73
Purchases of treasury stock	—	—	—	—	—	—
Balances – March 30, 2019	$30,972	$4,298	$(52,462)	$242,721	$(4,875)	$220,654

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Universal” or the “Company”) have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2018 and 2017 and for each of the years in the three-year period ended December 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended March 30, 2019.  These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

(2)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of the new standard is to establish principles for lessees and lessors to report information about the amount, timing, and uncertainty of cash flows arising from a lease.  The ASU requires a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In July 2018, the FASB issued additional authoritative guidance providing companies with the option to apply this ASU to new and existing leases within the scope of the guidance as of the beginning of the period of adoption. We elected this transition method of applying the new lease standard on January 1, 2019.   In doing so, we also elected the package of practical expedients provided under the guidance, however; we did not elect the hindsight practical expedient when determining the lease term for existing leases. The practical expedient package applies to leases that commenced prior to adoption of the new standard and permits companies not to reassess whether existing or expired contracts are or contain a lease, the lease classification, and any initial direct costs. Upon adoption of the standard, we recorded offsetting lease assets and lease liabilities, resulting in a $88.8 million increase in total assets, a $26.0 million increase in total current liabilities and a $62.8 million increase in total long-term liabilities in our consolidated balance sheet. The amount of accrued rent as of adoption was not material. Prior period amounts were not adjusted and are reported under the accounting standards in effect for those periods. The adoption of the standard did not have a material impact on our results of operations or cash flows. See Note 9 for additional information pertaining to leases.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the Tax Cuts and Jobs Act of 2017. The amendment provides the option to reclassify stranded tax effects within accumulated other comprehensive income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recorded. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

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

Revenue is recognized as control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for its services. We have elected to use the “right to invoice” practical expedient to recognize revenue, reflecting that a customer obtains the benefit associated with value-added services as they are provided. The contracts in our value-added services businesses are negotiated agreements, which contain both fixed and variable components. The variability of revenues is driven by volumes and transactions, which are known as of an invoice date. Value-added service contracts typically have terms that extend beyond one year, and they do not include financing components.

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	March 30, 2019	December 31, 2018
Prepaid expenses and other - contract assets	$1,746	$1,901

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

The following table sets forth market value, cost, and unrealized gains on equity securities (in thousands):

	March 30, 2019	December 31, 2018
Fair value	$10,208	$9,333
Cost	9,333	11,143
Unrealized gain (loss)	$875	$(1,810)

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	March 30, 2019	December 31, 2018
Gross unrealized gains	$935	$89
Gross unrealized losses	(60)	(1,899)
Net unrealized gains (losses)	$875	$(1,810)

The following table shows the Company’s net realized gains (loss) on marketable equity securities (in thousands):

	Thirteen weeks ended
	March 30, 2019	March 31, 2018
Realized gain
Sale proceeds	$—	$2,811
Cost of securities sold	—	2,684
Realized gain	$—	$127

Realized gain, net of taxes	$—	$94

During the thirteen-week periods ended March 30, 2019 and March 31, 2018, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $875,000 and $(647,000), respectively, which was reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Goodwill

The changes in the carrying amount of goodwill during the thirteen weeks ended March 30, 2019 are as follows:

Balance as of January 1, 2019	$145,152
Container Connection purchase accounting adjustment	2,783
Balance as of March 30, 2019	$147,935

During the thirteen weeks ended March 30, 2019, the Company made purchase accounting adjustments to the preliminary purchase price allocation of the Company’s December 7, 2018 acquisition of Container Connection.  The adjustments resulted in an increase in goodwill of $2.8 million and in deferred tax liabilities of $0.8 million, with an offsetting decrease in intangible assets of $3.6 million.

At March 30, 2019 and December 31, 2018, $91.6 million and $88.9 million of goodwill was recorded in our transportation segment, respectively.  At both March 30, 2019 and December 31, 2018, $56.3 million of goodwill was recorded in our logistics segment.

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 30, 2019	December 31, 2018

Payroll related items	$14,498	$11,476
Driver escrow liabilities	3,768	3,923
Commissions, taxes and other	10,018	9,727
Total	$28,284	$25,126

(7)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at March 30, 2019	March 30, 2019	December 31, 2018
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	4.00%	$148,125	$150,000
Revolver	4.00%	54,904	80,588
Equipment Financing (2)	3.18% to 5.13%	124,761	126,162
Real Estate Financing (3)	4.75%	44,391	45,864
Margin Facility (4)	3.60%	—	541
Unamortized debt issuance costs		(2,556)	(2,703)
		369,625	400,452
Less current portion of long-term debt		53,501	51,903
Total long-term debt, net of current portion		$316,124	$348,549

(1) The Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each based the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At March 30, 2019, we were in compliance with all covenants under the facility, and $145.1 million was available for borrowing on the revolver.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Debt – continued

(2) The Equipment Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance transportation equipment. The equipment notes, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants and are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 5.13%. At March 30, 2019, we were in compliance with all covenants.

(3) The Real Estate Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance certain real property. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At March 30, 2019, we were in compliance with all covenants.

(4) The Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At March 30, 2019, the maximum available borrowings under the line of credit were $5.6 million.

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $15.7 million at March 30, 2019. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became  effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  At March 30, 2019, the fair value of the swap agreements was an asset of $0.2 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 8 for additional information pertaining to interest rate swaps.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 30, 2019
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$21	$—	$—	$21
Marketable securities	10,208	—	—	10,208
Interest rate swaps	—	205	—	205
Total	$10,229	$205	$—	$10,434

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Marketable securities	$9,333	$—	$—	$9,333
Interest rate swaps	—	392	—	392
Total	$9,333	$392	$—	$9,725

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at March 30, 2019 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$124,761	$124,523

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)Leases

On January 1, 2019, we adopted ASU 2016-02, Leases, which required us to recognize a right-of-use asset and a corresponding lease liability on our balance sheet for most leases classified as operating leases under previous guidance. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement.

We initially record these assets and liabilities based on the present value of lease payments over the lease term using our incremental borrowing rate applicable to the leased asset or the implicit rate in the lease if it is readily determinable. Most of our leases did not provide a readily determinable implicit rate, and therefore we estimated our incremental borrowing rate based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that we would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. We elected to utilize a portfolio approach and applied the rates to a portfolio of leases with similar underlying assets and terms. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019. ASU 2016-02 was adopted using the modified retrospective approach, and as such prior period amounts are reported under the accounting standards in effect for those periods.

As of March 30, 2019, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of March 30, 2019, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

We did not separate lease and nonlease components of contracts for purposes of determining the right-of use lease asset and corresponding liability. Variable lease components that do not depend on an index or a rate, and variable nonlease components were also not contemplated in the calculation of the right-of-use asset and corresponding liability. For facility leases, variable lease costs include the costs of common area maintenance, taxes, and insurance for which we pay the lessors an estimate that is adjusted to actual expense on a quarterly or annual basis depending on the underlying contract terms. For equipment leases, variable lease costs may include additional fees associated with using equipment in excess of estimated amounts. Leases with an initial term of 12 months or less, short-term leases, are not recorded on the balance sheet. Lease expense for short-term and long-term operating leases is recognized on a straight-line bases over the lease term.

The following table summarizes our lease costs for the thirteen week period ended March 30, 2019 and related information (in thousands):

Lease cost
Operating lease cost	$8,177
Short-term lease cost	1,393
Variable lease cost	333
Sublease income	(671)
Total lease cost	$9,232

Other information
Cash paid for amounts included in the measurement of operating leases	$7,700
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,107
Weighted-average remaining lease term (in years)	4.8
Weighted-average discount rate	5.0%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)Leases – continued

Future minimum lease payments under these operating leases as of March 30, 2019, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
Year one	$9,416	$19,088	$28,504
Year two	6,535	14,371	20,906
Year three	4,444	7,790	12,234
Year four	3,646	4,891	8,537
Year five	3,595	4,422	8,017
Thereafter	7,205	9,869	17,074
Total required lease payments	$34,841	$60,431	$95,272
Less amounts representing interest			(10,974)
Present value of lease liabilities			$84,298

(10)	Transactions with Affiliates

CenTra, Inc. (“CenTra”), an affiliate of the Company that is owned by our controlling shareholders, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from CenTra and other affiliates under common control with CenTra. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks ended March 30, 2019 and March 31, 2018 (in thousands):

	Thirteen weeks ended
	March 30, 2019	March 31, 2018

Administrative support services	$714	$1,115
Truck fuel, tolls and maintenance	302	503
Real estate rent and related costs	3,244	4,007
Insurance and employee benefit plans	9,474	11,289
Purchased transportation and equipment rent	8	3
Total	$13,742	$16,917

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

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At March 30, 2019 and December 31, 2018, amounts due to affiliates were $12.6 million and $17.8 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At March 30, 2019 and December 31, 2018, there were $11.5 million and $10.5 million, respectively, included in each of these accounts for insured claims.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks ended March 30, 2019 and March 31, 2018 (in thousands):

	Thirteen weeks ended
	March 30, 2019	March 31, 2018
Purchased transportation and equipment rent	$249	$142
Total	$249	$142

At March 30, 2019 and December 31, 2018, amounts due from affiliates were $4.6 million and $5.2 million, respectively.

(11)	Stock Based Compensation

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

On February 22, 2017 and February 24, 2016, the Company granted 10,000 and 10,000 shares, respectively, of restricted stock to our Chief Executive Officer.  The restricted stock grants have fair values of $13.45 per share and $15.55 per share, respectively, based on the closing price of the Company’s stock on each grant date.  For each award, 25% of the shares vested immediately on the grant dates, and the remaining shares vest in three equal installments with the final vesting of the 2017 award to occur on March 5, 2020, in each case subject to continued employment with the company.

On February 20, 2019, the Company granted 44,500 shares of restricted stock to certain of its employees, including 12,000 shares to our Chief Executive Officer and 10,000 shares to our Chief Financial Officer. The restricted stock grants have a grant date fair value of $23.56 per share, based on the closing price of the Company’s stock, and will vest in four equal increments on each February 20 in 2020, 2021, 2022 and 2023.

 A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	7,500	$14.15
Granted	44,500	$23.56
Vested	(5,000)	$14.50
Forfeited	—	$—
Balance at March 30, 2019	47,000	$23.02

During the thirteen-week periods ended March 30, 2019 and March 31, 2018, the total grant date fair value of vested shares recognized as compensation costs was $0.1 million and $0.2 million, respectively.  As of March 30, 2019, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.3 million in each year of 2020, 2021, 2022 and 2023.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(12)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks ended March 30, 2019 and March 31, 2018, there were 882 and 6,750 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

For the thirteen weeks ended March 30, 2019, 44,500 shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. No shares were excluded from the calculation of diluted earnings per share for the thirteen weeks ended March 31, 2018.

(13)	Dividends

On February 21, 2019, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock.  In addition, the Board of Directors approved an additional special annual dividend of $0.110 per share of common stock.  Both dividends were payable to shareholders of record at the close of business on March 4, 2019 and paid on March 14, 2019.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments as of and for the thirteen week period ended March 30, 2019 and March 31, 2018 (in thousands):

	Thirteen weeks ended March 30, 2019
	Transportation	Logistics	Other	Total
Operating revenues	$246,704	$130,399	$303	$377,406
Eliminated inter-segment revenues	(511)	(499)	-	(1,010)
Income from operations	12,532	13,820	161	26,513
Total assets	523,626	357,912	38,187	919,725

	Thirteen weeks ended March 31, 2018
	Transportation	Logistics	Other	Total
Operating revenues	$206,108	$128,648	$357	$335,113
Eliminated inter-segment revenues	(771)	(2,803)	-	(3,574)
Income from operations	10,113	7,433	(442)	17,104
Total assets	335,673	306,113	20,682	662,468

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(15)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

On October 16, 2017, a jury in state court in Cook County, Illinois rendered a verdict of $54.2 million against Universal Am-Can, Ltd. (“UACL”) in the matter of Denton v. UACL, et al. The litigation relates to a vehicular accident that occurred on February 8, 2011 on I-65 in Rensselaer, Indiana. The accident involved a tractor-trailer being driven by an independent owner-operator of UACL. The driver was braking on the expressway in order to avoid another vehicle being driven the wrong way on the interstate. The truck attempted to avoid the oncoming vehicle and the plaintiff’s vehicle and, in so doing, struck the plaintiff’s vehicle. As a result of the accident, the plaintiff sustained non-life threatening injuries. In connection with the verdict, the jury determined that UACL was responsible for the liability associated with the accident. The verdict included $19.2 million in compensatory damages and $35.0 million in punitive damages against UACL. Interest on the verdict accrues at a rate of 9% per year. The insurance coverage available for reimbursement of UACL’s damages underlying the verdict is limited to $1.0 million. We believe the facts and the law do not support the jury’s findings of liability against UACL.  The Company has filed an appeal with the Appellate Court of Illinois First Judicial District to overturn the verdict and the judgment.  Enforcement of the judgment has been stayed pending the outcome of the appeal. The Company currently estimates the possible range of financial exposure in the matter, net of insurance coverage and before advances made to plaintiffs, to be between $18.2 and $53.2 million.  Based on the Company’s best estimate of the liability at this time, the Company recorded an accrued liability for this matter of $18.2 million, which is inclusive of any interest accruing and before consideration of advances made.  In September 2018, the Company made a $7.0 million advance, the amount of which will be used as an offset against the ultimate resolution.  As such, this amount was recorded as a reduction of the Company’s accrued liability.  While we cannot predict with any certainty the outcome of this litigation, its ultimate resolution could be significantly different from our estimate and materially affect our financial condition, results of operations and cash flows.

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

At March 30, 2019, approximately 27% of our employees in the United States, Canada and Colombia, and 90% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, 14% of which are subject to contracts that expire in 2019.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(16)	Subsequent Events

On April 22, 2019, the Company acquired Michael’s Cartage, Inc. (“Michael’s”).  Headquartered in Bridgeview, Illinois, Michael’s provides intermodal drayage services to customers primarily within a 300-mile radius of the Chicagoland area. The total cash purchase price was $22.0 million, subject to post-closing adjustments.  The Company used available cash and borrowings on its revolving credit facility to finance the acquisition, and is in the process of finalizing the purchase accounting for this transaction.

On April 25, 2019, our Board of Directors declared a quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on May 6, 2019 and expected to be paid on May 16, 2019.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Item 1A in our Form 10-K for the year ended December 31, 2018, as well as any other cautionary language in that Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 and the unaudited Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q.

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and Company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks ended March 30, 2019 and March 31, 2018, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Operating revenues:
Truckload services	17.4%	23.0%
Brokerage services	22.8	23.3
Intermodal services	24.2	13.9
Dedicated services	9.8	10.5
Value-added services	25.9	29.3
Total operating revenues	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended March 30, 2019 and March 31, 2018, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Operating revenues:	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	47.0	48.3
Direct personnel and related benefits	24.7	25.6
Operating supplies and expenses	8.2	8.4
Commission expense	2.1	2.7
Occupancy expense	2.5	2.2
General and administrative	2.4	2.4
Insurance and claims	1.7	1.6
Depreciation and amortization	4.5	3.6
Total operating expenses	93.0	94.9
Income from operations	7.0	5.1
Interest and other non-operating income (expense), net	(0.9)	(0.9)
Income before income taxes	6.1	4.1
Income tax expense	1.5	1.1
Net income	4.6%	3.1%

Thirteen Weeks Ended March 30, 2019 Compared to Thirteen Weeks Ended March 31, 2018

Operating revenues. Operating revenues for the thirteen weeks ended March 30, 2019 increased $42.3 million, or 12.6%, to $377.4 million from $335.1 million for the thirteen weeks ended March 31, 2018. Operating revenues increased mainly due to intermodal acquisitions made in 2018 and an increase in brokerage services. The increase was partially offset by a decrease in truckload services revenue. Included in operating revenues are separately-identified fuel surcharges of $22.1 million for the thirteen weeks ended March 30, 2019 compared to $18.2 million for the thirteen weeks ended March 31, 2018. Also included in operating revenues for the thirteen weeks ended March 30, 2019 are $40.6 million of acquisition revenues attributable to the acquisitions of Fore Transportation, Southern Counties, Specialized Rail Services, and Container Connection in 2018. Consolidated income from operations increased $9.4 million, or 55.0%, to $26.5 million during the thirteen week period ended March 30, 2019 compared to $17.1 million during the same period last year. Revenues from our transportation segment increased $40.6 million, or 19.7%, and income from operations increased $2.4 million, or 23.9%, compared to the same period last year. The increase in operating income was primarily attributable to $3.3 million of incremental operating income attributable to Universal’s 2018 acquisitions. In our logistics segment, revenues increased

$1.8 million, or 1.4%, over the same period last year and income from operations increased $6.4 million, or 85.9%. The increase in operating income was primarily attributable to improved operating performance in our dedicated transportation businesses, value-added operations supporting passenger vehicle programs, as well as our operations supporting Class 8 heavy-truck production.

Operating revenues from truckload services decreased $11.5 million to $65.7 million during the thirteen weeks ended March 30, 2019, compared to $77.2 million for the same period last year. Included in truckload revenues for the recently completed quarter were $6.8 million in separately identified fuel surcharges compared to $8.4 million during the same period last year.  The decrease in truckload services reflects a 16.3% decrease in the number of loads hauled, which was partially offset by a 1.1% increase in average operating revenue per load, excluding fuel surcharges. During the quarter ended March 30, 2019, Universal moved 61,092 loads compared to 72,966 during the same period last year.

Revenues during the thirteen weeks ended March 30, 2019 from brokerage services increased $7.7 million, or 9.8%, to $85.9 million compared to $78.2 million one year earlier. The growth is primarily due to a 16.5% increase in the number of brokerage loads moved, which was partially offset by a 7.1% decrease in the average operating revenue per load. During the first quarter of 2019, Universal moved 53,609 loads, compared to 45,998 loads during the same period last year.

Intermodal services revenues increased $44.6 million, or 95.7%, to $91.2 million during the thirteen weeks ended March 30, 2019, up from $46.6 million during the same period last year. Intermodal revenues included $40.6 million of acquisition revenues from the companies acquired by Universal throughout 2018.  Intermodal revenues during the thirteen weeks ended March 30, 2019 also included $10.6 million in separately identified fuel surcharges, compared to $5.0 million during the same period last year.  The growth is also due to increases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled. During the thirteen weeks ended March 30, 2019, Universal moved 165,177 intermodal loads, compared to 94,029 loads during the same period last year, an increase of 75.7%, while also increasing its average operating revenue per load, excluding fuel surcharges, by 12.8%.

Operating revenues from dedicated services during the thirteen weeks ended March 30, 2019 increased to $37.0 million compared to $35.0 million one year earlier. Dedicated services revenues included $4.6 million in separately identified fuel surcharges in the thirteen weeks ended March 30, 2019 compared to $4.3 million during the same period last year. The increase was primarily attributable to increases in both shuttle moves and in the number of over-the-road loads hauled. During the thirteen weeks ended March 30, 2019, Universal Dedicated moved 138,987 loads, compared to 133,931 loads during the same period last year.

Value-added services revenues decreased $0.4 million to $97.7 million in the thirteen weeks ended March 30, 2019. This compares to $98.1 million from value-added services one year earlier. Operations supporting passenger vehicle programs declined during the period due to extended plant shut-downs in the first quarter 2019, while those supporting heavy-truck production continued to record strong growth. Value-added operations supporting heavy-truck production grew revenues by $5.9 million in the first quarter of 2019.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended March 30, 2019 increased by $15.3 million, or 9.4%, to $177.3 million from $162.0 million for the thirteen weeks ended March 31, 2018. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  For the thirteen weeks ended March 30, 2019, transportation-related services revenues increased 18.0% compared to the same period last year. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 47.0% for the thirteen weeks ended March 30, 2019 from 48.3% during the same period last year. The decrease was primarily attributable to an increase in revenues from intermodal acquisitions made in 2018 where the cost of transportation is lower than our legacy transportation businesses. As a percentage of revenues, intermodal services increased to 24.2% in the first quarter of 2019 compared to 13.9% in the first quarter of 2018.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended March 30, 2019 increased by $7.2 million, or 8.4%, to $93.2 million compared to $86.0 million for the thirteen weeks ended March 31, 2018. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. However, in the first quarter of 2019, we experienced extended plant shutdowns in operations supporting passenger vehicles thus value-added revenues associated with those operations were lower compared to the prior year.  Increases in direct personnel and related benefits was primarily driven by increases in labor costs in our dedicated transportation businesses, as well as company-managed brokerage operations.  A portion of the increase was also attributable to personnel and related benefits from companies acquired in 2018, which totaled $4.7 million. As a percentage of operating revenues, personnel and related benefits expenses decreased to 24.7% for the thirteen weeks ended March 30, 2019, compared to 25.6% during the same period last year, reflecting a decrease in the mix of value-added services revenue as a percentage of total operating revenues. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $2.7 million, or 9.6%, to $30.8 million for the thirteen weeks ended March 30, 2019 compared to $28.1 million for the thirteen weeks ended March 31, 2018. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. Main elements of the increase included increases in fuel expense on company tractors of $1.0 million, vehicle maintenance of $0.9 million, $0.8 million of bad debt expense, $0.5 million of permit expense, $0.5 million of travel and entertainment, and $0.2 million of license plate expense. These increases were partially offset by decreases of $0.9 million in operating supplies and material costs in operations supporting heavy-truck programs, $0.1 million in office supplies, and $0.1 million in professional fees.

Commission expense. Commission expense for the thirteen weeks ended March 30, 2019 decreased by $1.1 million, or 12.4%, to $7.8 million from $8.9 million for the thirteen weeks ended March 31, 2018. Commission expense decreased due to decreased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense decreased to 2.1% compared to 2.7% for the thirteen weeks ended March 31, 2018.

Occupancy expense. Occupancy expenses increased by $1.9 million, or 25.7%, to $9.3 million for the thirteen weeks ended March 30, 2019 compared to $7.4 million for the thirteen weeks ended March 31, 2018. The increase was primarily attributable to an increase in building rents due to new locations added from the acquisitions made in 2018.

General and administrative. General and administrative expense increased by $1.2 million, or 15.0%, to $9.2 million from $8.0 million in the thirteen weeks ended March 31, 2018. The increase was primarily attributable to an increase in salaries, wages, and benefit costs.  As a percentage of operating revenues, general and administrative expense remained at to 2.4% for the thirteen weeks ended March 30, 2019.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended March 30, 2019 increased by $0.9 million, or 16.4%, to $6.4 million from $5.5 million for the thirteen weeks ended March 31, 2018. The increase was primarily attributable to an increase in our auto liability insurance premiums and claims expense.  As a percentage of operating revenues, insurance and claims increased to 1.7% for the thirteen weeks ended March 30, 2019 compared to 1.6% for the thirteen weeks ended March 31, 2018.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended March 30, 2019 increased by $4.7 million, or 38.5%, to $16.9 million from $12.2 million for the thirteen weeks ended March 31, 2018. During the thirteen weeks ended March 30, 2019, depreciation expense increased $1.6 million and amortization expense increased $3.1 million.  The increase in depreciation expense is attributable to continued recapitalization of our fleet, while the increase in amortization expense is attributable to amortization of intangible assets acquired in connection with Universal’s 2018 acquisitions.

Interest expense, net. Net interest expense was $4.4 million for the thirteen weeks ended March 30, 2019 compared to $2.6 million for the thirteen weeks ended March 31, 2018. The increase of net interest expense reflects an increase in outstanding borrowings. As of March 30, 2019, our outstanding borrowings were $372.2 million compared to $272.3 million at March 31, 2018.

Other non-operating (expense) income. Other non-operating income for the thirteen weeks ended March 30, 2019 was $1.0 million compared to other non-operating expense of $0.4 million for the thirteen weeks ended March 31, 2018. Included in other non-operating income in the thirteen weeks ended March 30, 2019 were $0.9 million of gains on marketable securities compared to $0.5 million in losses in the thirteen weeks ended March 31, 2018.

Income tax expense. Income tax expense for the thirteen weeks ended March 30, 2019 was $5.8 million compared to $3.7 million for the thirteen weeks ended March 31, 2018, based on an effective tax rate of 25.1% and 26.3%, respectively. The increase in income tax expense is attributable to an increase in taxable earnings, which was partially offset by a decrease in the effective tax rate.

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

During the thirteen weeks ended March 30, 2019, our capital expenditures totaled $10.8 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2019, exclusive of any acquisitions of businesses, we expect our capital expenditures to be in the range of 4% to 5% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After taking into account the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  On April 25, 2019, our Board of Directors declared a quarterly cash dividend of $0.105 per share of common stock, which is payable to shareholders of record at the close of business on May 6, 2019 and is expected to be paid on May 16, 2019.  During the year ended December 31, 2018, we paid a total of $0.385 per common share, or $10.9 million.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility (the “Credit Facility”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At March 30, 2019, we were in compliance with all covenants under the Credit Facility, and $145.1 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 5.13%. At March 30, 2019, we were in compliance with all covenants.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At March 30, 2019, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of March 30, 2019, and the maximum available borrowings were $5.6 million.

Discussion of Cash Flows

At March 30, 2019, we had cash and cash equivalents of $6.3 million compared to $5.7 million at December 31, 2018.  Operating activities provided $47.8 million in net cash, and we used $10.3 million in investing activities and $37.1 million in financing activities.

The $47.8 million in net cash provided by operations was primarily attributed to $17.3 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gains on marketable equity securities and equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $20.6 million, net.  Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $10.8 million.   An increase in accounts payable at the end of the period was the primary driver behind the decrease in working capital.  This decrease in working capital was partially offset by principal reduction in operating lease liabilities and affiliated transactions.  Affiliate transactions decreased net cash provided by operating activities by $4.5 million.  The decrease consisted of a decrease in accounts payable to affiliates of $5.1 million and a decrease in accounts receivable from affiliates of $0.5 million.

The $10.3 million in net cash used in investing activities consisted of $10.8 million in capital expenditures and $0.4 million in the payment of acquisition related liabilities.  These uses were partially offset by $0.9 million in proceeds from the sale of equipment.

We used $37.1 million in financing activities during the thirteen weeks ended March 30, 2019.  We had outstanding borrowings totaling $372.2 million at March 30, 2019 compared to $403.2 million at December 31, 2018.  We made net repayments on our revolving lines of credit and margin facility totaling $26.2 million and borrowed an additional $8.0 million for new equipment.  We also made term loan payments totaling $12.7 million during the period.  We also paid cash dividends of $6.1 million.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

We adopted Accounting Standards Codification ("ASC") Topic 842 Leases on January 1, 2019. Prior amounts were not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. Changes to our accounting for leases under the new standard are discussed in Note 9, Leases, to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended March 30, 2019. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2019, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 30, 2019 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2018.

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: May 9, 2019	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer

Date: May 9, 2019	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer