Form 10-Q
period 2019-06-29
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2019-08-08
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 5, 2019, was 28,383,827.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	June 29, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$6,459	$5,727
Marketable securities	9,646	9,333
Accounts receivable – net of allowance for doubtful accounts of $1,706 and $1,772, respectively	204,070	215,991
Other receivables	18,827	19,130
Prepaid expenses and other	22,024	19,830
Due from affiliates	4,202	5,247
Total current assets	265,228	275,258
Property and equipment – net of accumulated depreciation of $249,953 and $231,319, respectively	300,501	303,234
Operating lease right-of-use asset	86,223	-
Goodwill	159,313	145,152
Intangible assets – net of accumulated amortization of $70,825 and $62,624, respectively	111,220	113,775
Deferred income taxes	2,526	2,549
Other assets	3,173	3,179
Total assets	$928,184	$843,147
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$95,058	$92,019
Current portion of long-term debt	56,276	51,903
Insurance and claims	31,583	31,679
Accrued expenses and other current liabilities	23,886	25,126
Current portion of operating lease liabilities	26,298	-
Due to affiliates	16,968	17,764
Income taxes payable	1,010	2,678
Total current liabilities	251,079	221,169
Long-term liabilities:
Long-term debt, net of current portion	308,110	348,549
Operating lease liabilities, net of current portion	61,122	-
Deferred income taxes	65,751	59,228
Other long-term liabilities	4,749	4,902
Total long-term liabilities	439,732	412,679
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,970,452 and 30,965,452 shares issued; 28,383,827 and 28,378,827 shares outstanding, respectively	30,972	30,967
Paid-in capital	4,298	4,230
Treasury stock, at cost; 2,586,625 shares	(52,462)	(52,462)
Retained earnings	259,712	231,525
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $(25) and $94, respectively	(81)	298
Foreign currency translation adjustments	(5,066)	(5,259)
Total shareholders’ equity	237,373	209,299
Total liabilities and shareholders’ equity	$928,184	$843,147

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Operating revenues:
Truckload services	$64,846	$82,657	$130,517	$159,849
Brokerage services	89,371	92,486	175,238	170,645
Intermodal services	93,853	54,871	185,021	101,480
Dedicated services	35,867	35,700	72,888	70,720
Value-added services	99,238	100,211	196,917	198,344
Total operating revenues	383,175	365,925	760,581	701,038
Operating expenses:
Purchased transportation and equipment rent	178,356	178,252	355,681	340,263
Direct personnel and related benefits	93,650	87,403	186,817	173,359
Operating supplies and expenses	30,737	30,336	61,507	58,428
Commission expense	7,858	9,733	15,694	18,645
Occupancy expense	9,859	7,791	19,143	15,164
General and administrative	9,633	7,618	18,874	15,605
Insurance and claims	4,951	5,294	11,303	10,754
Depreciation and amortization	17,415	13,246	34,333	25,464
Total operating expenses	352,459	339,673	703,352	657,682
Income from operations	30,716	26,252	57,229	43,356
Interest income	21	18	43	36
Interest expense	(4,119)	(2,972)	(8,510)	(5,543)
Other non-operating income (expense)	96	336	1,049	(59)
Income before income taxes	26,714	23,634	49,811	37,790
Income tax expense	6,742	5,965	12,542	9,687
Net income	$19,972	$17,669	$37,269	$28,103
Earnings per common share:
Basic	$0.70	$0.62	$1.31	$0.99
Diluted	$0.70	$0.62	$1.31	$0.99
Weighted average number of common shares outstanding:
Basic	28,383	28,395	28,382	28,391
Diluted	28,385	28,402	28,383	28,398
Dividends declared per common share	$0.105	$0.105	$0.210	$0.210

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Income	$19,972	$17,669	$37,269	$28,103
Other comprehensive income:
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(75), $28, $(120) and $90, respectively	(236)	31	(378)	231
Foreign currency translation adjustments	(36)	(1,346)	192	175
Total other comprehensive income	(272)	(1,315)	(186)	406
Total comprehensive income	$19,700	$16,354	$37,083	$28,509

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$37,269	$28,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,333	25,464
Noncash lease expense	14,788	-
(Gain) loss on marketable equity securities	(870)	306
Gain on disposal of property and equipment	(90)	(69)
Amortization of debt issuance costs	293	172
Stock-based compensation	73	246
Provision for doubtful accounts	927	279
Deferred income taxes	5,173	245
Change in assets and liabilities:
Trade and other accounts receivable	15,361	(36,047)
Prepaid expenses and other assets	(2,025)	188
Accounts payable, accrued expenses and other current liabilities, insurance and claims, and income taxes payable	941	29,791
Principal reduction in operating lease liabilities	(13,938)	—
Due to/from affiliates, net	253	(5,563)
Other long-term liabilities	(651)	259
Net cash provided by operating activities	91,837	43,374
Cash flows from investing activities:
Capital expenditures	(25,128)	(31,621)
Proceeds from the sale of property and equipment	1,172	1,626
Purchases of marketable securities	—	(499)
Proceeds from sale of marketable securities	557	2,811
Acquisition of business	(22,457)	(35,105)
Net cash used in investing activities	(45,856)	(62,788)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	111,771	195,846
Repayments of debt - revolving debt	(139,337)	(188,071)
Proceeds from borrowing - term debt	18,528	34,678
Repayments of debt - term debt	(26,780)	(23,545)
Borrowings under margin account	—	9,521
Repayments under margin account	(541)	(4,231)
Payment of capital lease obligations	—	(45)
Capitalized financing costs	—	(124)
Dividends paid	(9,082)	(4,969)
Net cash (used in) provided by financing activities	(45,441)	19,060
Effect of exchange rate changes on cash and cash equivalents	192	346
Net increase in cash	732	(8)
Cash and cash equivalents – beginning of period	5,727	1,672
Cash and cash equivalents – end of period	$6,459	$1,664

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

(In thousands)

	Twenty-six Weeks Ended
	June 29, 2019	June 30, 2018

Supplemental cash flow information:
Cash paid for interest	$8,090	$5,167
Cash paid for income taxes	$9,251	$2,751
Acquisition of business:
Fair value of assets acquired	$23,981	$38,943
Liabilities assumed	(2,779)	(3,838)
Payment of acquisition obligations	1,255	—
Net cash paid for acquisition of business	$22,457	$35,105

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2017	$30,943	$3,841	$(51,532)	$186,226	$(713)	$168,765
Net income	—	—	—	10,434	—	10,434
Comprehensive income	—	—	—	—	1,721	1,721
Cumulative effect adjustment - ASU 2014-09 revenue recognition	—	—	—	228	—	228
Cumulative effect adjustment - ASU 2016-01 financial instruments	—	—	—	3,823	(3,823)	—
Dividends paid ($0.070 per share)	—	—	—	(1,988)	—	(1,988)
Stock based compensation	12	233	—	—	—	245
Balances - March 31, 2018	30,955	4,074	(51,532)	198,723	(2,815)	179,405
Net income	—	—	—	17,669	—	17,669
Comprehensive income	—	—	—	—	(1,315)	(1,315)
Dividends paid ($0.105 per share)	—	—	—	(2,981)	—	(2,981)
Balances – June 30, 2018	$30,955	$4,074	$(51,532)	$213,411	$(4,130)	$192,778

Balances – December 31, 2018	$30,967	$4,230	$(52,462)	$231,525	$(4,961)	$209,299
Net income	—	—	—	17,297	—	17,297
Comprehensive income	—	—	—	—	86	86
Dividends paid ($0.215 per share)	—	—	—	(6,101)	—	(6,101)
Stock based compensation	5	68	—	—	—	73
Balances - March 30, 2019	30,972	4,298	(52,462)	242,721	(4,875)	220,654
Net income	—	—	—	19,972	—	19,972
Comprehensive income	—	—	—	—	(272)	(272)
Dividends paid ($0.105 per share)	—	—	—	(2,981)	—	(2,981)
Balances – June 29, 2019	$30,972	$4,298	$(52,462)	$259,712	$(5,147)	$237,373

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended June 29, 2019.  These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

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

In June 2016, the FASB issued ASU 2016-13, (“ASU 2016-13”), Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	June 29, 2019	December 31, 2018
Prepaid expenses and other - contract assets	$2,380	$1,901

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

The following table sets forth market value, cost, and unrealized gains on equity securities (in thousands):

	June 29, 2019	December 31, 2018
Fair value	$9,646	$9,333
Cost	8,890	11,143
Unrealized gain (loss)	$756	$(1,810)

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	June 29, 2019	December 31, 2018
Gross unrealized gains	$912	$89
Gross unrealized losses	(156)	(1,899)
Net unrealized gains (losses)	$756	$(1,810)

The following table shows the Company’s net realized gains (loss) on marketable equity securities (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Realized gain
Sale proceeds	$557	$—	$557	$2,811
Cost of securities sold	443	—	443	2,684
Realized gain	$114	$—	$114	$127

Realized gain, net of taxes	$85	$—	$85	$94

During the thirteen-week and twenty-six week periods ended June 29, 2019, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $(119,000) and $756,000, respectively, which was reported in other non-operating income (expense) for the period.

During the thirteen-week and twenty-six week periods ended June 30, 2018, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $214,000 and $(433,000), respectively, which was reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Acquisitions

On April 22, 2019, the Company acquired Michael’s Cartage, Inc. (“Michael’s”).  Headquartered in Bridgeview, Illinois, Michael’s provides intermodal drayage services to customers primarily within a 300-mile radius of the Chicagoland area. The total cash purchase price was $22.0 million, subject to post-closing adjustments.  The Company used available cash and borrowings on its revolving credit facility to finance the acquisition, and is in the process of finalizing the purchase accounting for this transaction.  Approximately $0.4 million of transaction related costs were incurred in the acquisition.

The Company accounted for the acquisition in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded at their estimated fair value at acquisition, with the remaining unallocated purchase price recorded as goodwill. The goodwill recorded is included in our transportation segment, and is deductible for income tax purposes. The Company is in the process of finalizing post-closing purchase price adjustments and valuations related to certain assets and liabilities. The preliminary allocation of the purchase price is as follows (in thousands):

Current assets	$4,198
Property and equipment	2,831
Goodwill	7,717
Intangible assets	9,235
Current liabilities	(461)
Deferred tax liabilities, net	(2,318)
$21,202

The intangible assets represent the acquired company’s customer relationships and non-competition agreements.  The acquired customer relationships are being amortized over a period of 11 years and the non-competition agreements are being amortized over a period of five years.  The Company used the discounted cash flow method to estimate the fair value of these acquired intangible assets.

The following unaudited pro forma results of operations present consolidated information of the Company as if Michael’s was acquired on January 1, 2018 (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Operating revenues	$384,659	$373,912	$769,530	$716,279
Income from operations	$30,520	$27,130	$58,009	$44,755
Net income	$19,787	$18,161	$37,650	$28,816
Earnings per common share:
Basic	$0.70	$0.64	$1.33	$1.01
Diluted	$0.70	$0.64	$1.33	$1.01

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Goodwill

The changes in the carrying amount of goodwill during the twenty-six weeks ended June 29, 2019 are as follows:

Balance as of January 1, 2019	$145,152
Michael's Cartage acquisition	7,717
Purchase accounting adjustments	6,444
Balance as of June 29, 2019	$159,313

During the twenty-six weeks ended June 29, 2019, the Company made purchase accounting adjustments to the preliminary purchase price allocations of the Company’s December 7, 2018 acquisition of Deco Logistics, Inc., d/b/a Container Connection, and Oaktree Logistics, Inc. and October 12, 2018 acquisition of Specialized Rail Service, Inc.  The adjustments resulted in an increase in goodwill of $6.4 million and in deferred tax liabilities of $0.8 million, with offsetting decreases in intangible assets of $3.6 million, $3.4 million in property and equipment and $0.2 million in other current assets.

At June 29, 2019 and December 31, 2018, $103.0 million and $88.9 million of goodwill was recorded in our transportation segment, respectively.  At both June 29, 2019 and December 31, 2018, $56.3 million of goodwill was recorded in our logistics segment.

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 29, 2019	December 31, 2018

Payroll related items	$12,352	$11,476
Driver escrow liabilities	6,387	3,923
Commissions, taxes and other	5,147	9,727
Total	$23,886	$25,126

(8)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at June 29, 2019	June 29, 2019	December 31, 2018
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	3.90%	$146,250	$150,000
Revolver	3.90%	53,022	80,588
Equipment Financing (2)	3.18% to 5.13%	124,606	126,162
Real Estate Financing (3)	4.65%	42,918	45,864
Margin Facility (4)	3.50%	—	541
Unamortized debt issuance costs		(2,410)	(2,703)
		364,386	400,452
Less current portion of long-term debt		56,276	51,903
Total long-term debt, net of current portion		$308,110	$348,549

(1) The Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each based the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At June 29, 2019, we were in compliance with all covenants under the facility, and $147.0 million was available for borrowing on the revolver.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Debt – continued

(2) The Equipment Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance transportation equipment. The equipment notes, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants and are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 5.13%. At June 29, 2019, we were in compliance with all covenants.

(3) The Real Estate Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance certain real property. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At June 29, 2019, we were in compliance with all covenants.

(4) The Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At June 29, 2019, the maximum available borrowings under the line of credit were $5.3 million.

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $15.7 million at June 29, 2019. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became  effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  At June 29, 2019, the fair value of the swap agreements was a liability of $0.1 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 9 for additional information pertaining to interest rate swaps.

(9)	Fair Value Measurements and Disclosures

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

(9)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 29, 2019
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$17	$—	$—	$17
Marketable securities	9,646	—	—	9,646
Total	$9,663	$—	$—	$9,663

Liabilities
Interest rate swaps	$—	$100	$—	$100
Total	$—	$100	$—	$100

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Marketable securities	$9,333	$—	$—	$9,333
Interest rate swaps	—	392	—	392
Total	$9,333	$392	$—	$9,725

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at June 29, 2019 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$124,606	$125,322

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)Leases

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

We initially record these assets and liabilities based on the present value of lease payments over the lease term using our incremental borrowing rate applicable to the leased asset or the implicit rate in the lease if it is readily determinable. Most of our leases did not provide a readily determinable implicit rate, and therefore we estimated our incremental borrowing rate based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that we would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. We elected to utilize a portfolio approach and applied the rates to a portfolio of leases with similar underlying assets and terms. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019. ASU 2016-02 was adopted as of the effective date, and as such prior period amounts are reported under the accounting standards in effect for those periods.

As of June 29, 2019, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of June 29, 2019, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

We did not separate lease and nonlease components of contracts for purposes of determining the right-of use lease asset and corresponding liability. Variable lease components that do not depend on an index or a rate, and variable nonlease components were also not contemplated in the calculation of the right-of-use asset and corresponding liability. For facility leases, variable lease costs include the costs of common area maintenance, taxes, and insurance for which we pay the lessors an estimate that is adjusted to actual expense on a quarterly or annual basis depending on the underlying contract terms. For equipment leases, variable lease costs may include additional fees associated with using equipment in excess of estimated amounts. Leases with an initial term of 12 months or less, short-term leases, are not recorded on the balance sheet. Lease expense for short-term and long-term operating leases is recognized on a straight-line basis over the lease term.

The following table summarizes our lease costs for the thirteen weeks and twenty-six weeks ended June 29, 2019 and related information (in thousands):

	Thirteen weeks ended June 29, 2019
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,864	$5,933	$8,797
Short-term lease cost	105	888	993
Variable lease cost	209	311	520
Sublease income	-	(701)	(701)
Total lease cost	$3,178	$6,431	$9,609

	Twenty-six weeks ended June 29, 2019
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$5,701	$11,273	$16,974
Short-term lease cost	295	2,091	2,386
Variable lease cost	297	556	853
Sublease income	-	(1,372)	(1,372)
Total lease cost	$6,293	$12,548	$18,841

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)Leases – continued

The following table summarizes other lease related information as of and for the twenty-six week period ended June 29, 2019 (in thousands):

	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$5,841	$10,238	$16,079
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,335	$4,433	$7,768
Weighted-average remaining lease term (in years)	5.1	4.4	4.6
Weighted-average discount rate	5.0%	5.0%	5.0%

Future minimum lease payments under these operating leases as of June 29, 2019, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
Year one	$10,038	$19,892	$29,930
Year two	7,011	15,358	22,369
Year three	4,853	8,081	12,934
Year four	3,622	6,120	9,742
Year five	3,598	4,358	7,956
Thereafter	6,305	9,001	15,306
Total required lease payments	$35,427	$62,810	$98,237
Less amounts representing interest			(10,817)
Present value of lease liabilities			$87,420

(11)	Transactions with Affiliates

CenTra, Inc. (“CenTra”), an affiliate of the Company that is owned by our controlling shareholders, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from CenTra and other affiliates under common control with CenTra. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and twenty-six weeks ended June 29, 2019 and June 30, 2018 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Administrative support services	$786	$616	$1,500	$1,731
Truck fuel, tolls and maintenance	212	377	514	881
Real estate rent and related costs	1,950	3,575	5,193	7,581
Insurance and employee benefit plans	15,938	12,224	25,412	23,513
Purchased transportation and equipment rent	9	1,069	17	1,072
Total	$18,895	$17,861	$32,636	$34,778

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Transactions with Affiliates – continued

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

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At June 29, 2019 and December 31, 2018, amounts due to affiliates were $17.0 million and $17.8 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At June 29, 2019 and December 31, 2018, there were $9.8 million and $10.5 million, respectively, included in each of these accounts for insured claims.

We made purchases of used equipment from an affiliate during the twenty-six weeks ended June 30, 2018 totaling $8,300, and purchased wheels and tires from an affiliate for new trailering equipment totaling $23,000 during the same period.  There were no such purchases made during the twenty-six weeks ended June 29, 2019.

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks and twenty-six weeks ended June 29, 2019 and June 30, 2018 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Purchased transportation and equipment rent	$483	$195	$732	$337
Total	$483	$195	$732	$337

At June 29, 2019 and December 31, 2018, amounts due from affiliates were $4.2 million and $5.2 million, respectively.

(12)	Stock Based Compensation

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

On February 20, 2019, the Company granted 44,500 shares of restricted stock to certain of its employees, including 12,000 shares to our Chief Executive Officer and 10,000 shares to our Chief Financial Officer. The restricted stock grants have a grant date fair value of $23.56 per share, based on the closing price of the Company’s stock, and will vest in four equal increments on each February 20 in 2020, 2021, 2022 and 2023, in each case subject to continued employment with the Company.

 A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(12)	Stock Based Compensation - continued

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	7,500	$14.15
Granted	44,500	$23.56
Vested	(5,000)	$14.50
Forfeited	—	$—
Balance at June 29, 2019	47,000	$23.02

In the twenty-six week periods ended June 29, 2019 and June 30, 2018, the total grant date fair value of vested shares recognized as compensation costs was $0.1 million and $0.2 million, respectively.  As of June 29, 2019, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.3 million in each year of 2020, 2021, 2022 and 2023.

(13)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks and twenty-six weeks ended June 29, 2019, there were 926 and 904 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and twenty-six weeks ended June 30, 2018, there were 7,200 and 6,976 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share

In each of the thirteen weeks and twenty-six weeks ended June 29, 2019, 44,500 shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. No shares were excluded from the calculation of diluted earnings per share for the thirteen weeks or twenty-six weeks ended June 30, 2018.

(14)	Dividends

On April 25, 2019, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on May 6, 2019 and paid on May 16, 2019.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(15)	Segment Reporting

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

The following tables summarize information about our reportable segments as of and for the thirteen week and twenty-six week periods ended June 29, 2019 and June 30, 2018 (in thousands):

	Thirteen weeks ended June 29, 2019
	Transportation	Logistics	Other	Total
Operating revenues	$251,777	$131,160	$238	$383,175
Eliminated inter-segment revenues	415	126	-	541
Income from operations	13,294	17,339	83	30,716
Total assets	539,943	350,027	38,214	928,184

	Thirteen weeks ended June 30, 2018
	Transportation	Logistics	Other	Total
Operating revenues	$234,157	$131,397	$371	$365,925
Eliminated inter-segment revenues	159	2,945	-	3,104
Income from operations	10,275	15,014	963	26,252
Total assets	370,212	296,947	20,752	687,911

	Twenty-six weeks ended June 29, 2019
	Transportation	Logistics	Other	Total
Operating revenues	$498,482	$261,559	$540	$760,581
Eliminated inter-segment revenues	926	625	-	1,551
Income from operations	25,826	31,159	244	57,229
Total assets	539,943	350,027	38,214	928,184

	Twenty-six weeks ended June 30, 2018
	Transportation	Logistics	Other	Total
Operating revenues	$440,265	$260,046	$727	$701,038
Eliminated inter-segment revenues	930	5,747	—	6,677
Income from operations	20,388	22,447	521	43,356
Total assets	370,212	296,947	20,752	687,911

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(16)	Commitments and Contingencies

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

At June 29, 2019, approximately 27% of our employees in the United States, Canada and Colombia, and 87% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, less than 10% of which are subject to contracts that expire in 2019.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(17)	Subsequent Events

On July 25, 2019, our Board of Directors declared Universal’s second quarter cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on August 5, 2019 and expected to be paid on August 12, 2019. The Board also declared that Universal’s third quarter cash dividend of $0.105 per share is payable on October 1, 2019 to shareholders of record on September 2, 2019. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

On August 2, 2019, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock through a “Dutch auction” tender offer. Subject to certain limitations and legal requirements, we could repurchase up to an additional 2% of our outstanding shares. The tender offer began on the date of the announcement, August 5, 2019 and will expire on September 3, 2019.  Through this tender offer, the Company’s shareholders will have the opportunity to tender some or all of their shares at a price within the range of $21.00 to $24.00 per share.  The Company anticipates using available cash and cash equivalents and from funds borrowed under its revolving credit facility to pay for the shares tendered.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and Company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and twenty-six weeks ended June 29, 2019 and June 30, 2018, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Operating revenues:
Truckload services	16.9%	22.6%	17.2%	22.8%
Brokerage services	23.3	25.3	23.0	24.3
Intermodal services	24.5	15.0	24.3	14.5
Dedicated services	9.4	9.8	9.6	10.1
Value-added services	25.9	27.4	25.9	28.3
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and twenty-six weeks ended June 29, 2019 and June 30, 2018, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	46.5	48.7	46.8	48.5
Direct personnel and related benefits	24.4	23.9	24.6	24.7
Operating supplies and expenses	8.0	8.3	2.1	2.7
Commission expense	2.1	2.7	8.1	8.3
Occupancy expense	2.6	2.1	2.5	2.2
General and administrative	2.5	2.1	2.5	2.2
Insurance and claims	1.3	1.4	1.5	1.5
Depreciation and amortization	4.5	3.6	4.5	3.6
Total operating expenses	92.0	92.8	92.5	93.8
Income from operations	8.0	7.2	7.5	6.2
Interest and other non-operating income (expense), net	(1.0)	(0.7)	(1.0)	(0.9)
Income before income taxes	7.0	6.4	6.5	5.4
Income tax expense	1.8	1.6	1.6	1.4
Net income	5.2%	4.8%	4.9%	4.0%

Thirteen Weeks Ended June 29, 2019 Compared to Thirteen Weeks Ended June 30, 2018

Operating revenues. Operating revenues for the thirteen weeks ended June 29, 2019 increased $17.3 million, or 4.7%, to $383.2 million from $365.9 million for the thirteen weeks ended June 30, 2018. Operating revenues increased mainly due to $41.5 million of acquisition revenues related to our intermodal acquisitions made in the second half of 2018 and second quarter of 2019 2018 and 2019. The increase was partially offset by a decrease in truckload services, brokerage services, and value-added services revenues. Included in operating revenues are separately-identified fuel surcharges of $22.9 million for the thirteen weeks ended June 29, 2019 compared to $20.1 million for the thirteen weeks ended June 30, 2018. Consolidated income from operations increased $4.5 million, or 17.0%, to $30.7 million during the thirteen week period ended June 29, 2019 compared to $26.3 million during the same period last year. Revenues from our transportation segment increased $17.6 million, or 7.5%, and income from operations increased $3.0 million, or 29.4%, compared to the same period last year. The increase in operating income was primarily attributable to $3.2 million of incremental operating income from Universal’s 2018 and 2019 acquisitions. In our logistics segment, revenues decreased $0.2 million, or 0.2%, over the same period last year and income from operations increased $2.3 million, or 15.5%. The increase in operating income was primarily attributable to improved operating performance in our dedicated transportation businesses as well as our operations supporting Class 8 heavy-truck production.

Operating revenues from truckload services decreased $17.8 million to $64.8 million during the thirteen weeks ended June 29, 2019, compared to $82.7 million for the same period last year. Included in truckload revenues for the recently completed quarter were $7.0 million in separately identified fuel surcharges compared to $9.2 million during the same period last year.  The decrease in truckload services reflects an 18.0% decrease in the number of loads hauled as well as a 4.0% decrease in average operating revenue per load, excluding fuel surcharges. During the quarter ended June 29, 2019, Universal moved 61,423 loads compared to 74,878 during the same period last year.

Revenues during the thirteen weeks ended June 29, 2019 from brokerage services decreased $3.1 million, or 3.4%, to $89.4 million compared to $92.5 million one year earlier. The decrease in brokerage services reflects a 10.5% decrease in the average operating revenue per load, which was partially offset by an 8.7% increase in the number of brokerage loads moved. During the second quarter of 2019, Universal moved 57,710 loads, compared to 53,101 loads during the same period last year.

Intermodal services revenues increased $39.0 million, or 71.0%, to $93.9 million during the thirteen weeks ended June 29, 2019, up from $54.9 million during the same period last year. Intermodal revenues included $41.5 million of acquisition revenues from companies acquired in the second half of 2018 and second quarter of 2019.  Intermodal revenues during the thirteen weeks ended June 29, 2019 also included $11.6 million in separately identified fuel surcharges, compared to $5.8 million during the same period last year.  The growth is also due to increases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled. During the thirteen weeks ended June 29, 2019, Universal moved 164,761 intermodal loads, compared to 98,468 loads during the same period last year, an increase of 67.3%, while also increasing its average operating revenue per load, excluding fuel surcharges, by 1.4%.

Operating revenues from dedicated services during the thirteen weeks ended June 29, 2019 increased to $35.9 million compared to $35.7 million one year earlier. Dedicated services revenues included $4.3 million in separately identified fuel surcharges in the thirteen weeks ended June 29, 2019 compared to $4.5 million during the same period last year. The increase was primarily attributable to increases in both shuttle moves and in the number of over-the-road loads hauled. During the thirteen weeks ended June 29, 2019, Universal Dedicated moved 151,755 loads, compared to 142,178 loads during the same period last year.

Value-added services revenues decreased $1.0 million to $99.2 million in the thirteen weeks ended June 29, 2019. This compares to $100.2 million from value-added services one year earlier. Operations supporting passenger vehicle programs declined during the period due to a plant shutdown at a major program location and reduced production during its ramp up, while those supporting heavy-truck production continued to record strong growth. Value-added operations supporting heavy-truck production grew $3.1 million in the thirteen weeks ended June 29, 2019 compared to the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended June 29, 2019 increased by $0.1 million, or 0.1%, to $178.4 million from $178.3 million for the thirteen weeks ended June 30, 2018. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 46.5% for the thirteen weeks ended June 29, 2019 from 48.7% during the same period last year. The decrease was primarily attributable to an increase in the mix of intermodal revenues, where the cost of transportation is typically lower than our other transportation businesses. As a percentage of revenues, intermodal services increased to 24.5% in the second quarter of 2019 compared to 15.0% in the second quarter of 2018.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended June 29, 2019 increased by $6.2 million, or 7.1%, to $93.7 million compared to $87.4 million for the thirteen weeks ended June 30, 2018. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. Increases in direct personnel and related benefits were primarily driven by increases in labor costs in our dedicated transportation businesses, value-added operations supporting heavy-truck production, as well as company-managed brokerage operations.  A portion of the increase was also attributable to personnel and related benefits from companies acquired in 2018 and 2019, which totaled $5.7 million. As a percentage of operating revenues, personnel and related benefits expenses increased to 24.4% for the thirteen weeks ended June 29, 2019, compared to 23.9% during the same period last year. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $0.4 million, or 1.3%, to $30.7 million for the thirteen weeks ended June 29, 2019 compared to $30.3 million for the thirteen weeks ended June 30, 2018. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The primary elements of the increase included increases of $1.4 million in vehicle maintenance, $0.4 million in operational support services, $0.2 million in permit expense, $0.2 million in communication expense, and $0.1 million in travel and entertainment. These increases were partially offset by decreases of $0.9 million in operating supplies and material costs in operations supporting heavy-truck programs, $0.6 million in fuel expense on company tractors, $0.1 million in office supplies and $0.1 million in plate expenses.

Commission expense. Commission expense for the thirteen weeks ended June 29, 2019 decreased by $1.9 million, or 19.3%, to $7.9 million from $9.7 million for the thirteen weeks ended June 30, 2018. Commission expense decreased due to decreased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense decreased to 2.1% compared to 2.7% for the thirteen weeks ended June 30, 2018.

Occupancy expense. Occupancy expenses increased by $2.1 million, or 26.5%, to $9.9 million for the thirteen weeks ended June 29, 2019 compared to $7.8 million for the thirteen weeks ended June 30, 2018. The increase was primarily attributable to an increase in building rents due to new locations added from the acquisitions made in 2018 and 2019.

General and administrative. General and administrative expense increased by $2.0 million, or 26.5%, to $9.6 million from $7.6 million in the thirteen weeks ended June 30, 2018. The increase was primarily attributable to an increase in salaries, wages, and benefit costs as well as an increase in professional fees.  As a percentage of operating revenues, general and administrative expense increased to 2.5% compared to 2.1% for the thirteen weeks ended June 30, 2018.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended June 29, 2019 decreased by $0.3 million, or 6.5%, to $5.0 million from $5.3 million for the thirteen weeks ended June 30, 2018. The decrease was primarily attributable to a decrease in cargo services claims. This was partially offset by an increase in our auto liability premiums. As a percentage of operating revenues, insurance and claims decreased to 1.3% for the thirteen weeks ended June 29, 2019 compared to 1.4% for the thirteen weeks ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended June 29, 2019 increased by $4.2 million, or 31.5%, to $17.4 million from $13.2 million for the thirteen weeks ended June 30, 2018. During the thirteen weeks ended June 29, 2019, depreciation expense increased $0.8 million and amortization expense increased $3.4 million.  The increase in depreciation expense is attributable to continued recapitalization of our fleet, while the increase in amortization expense is attributable to amortization of intangible assets acquired in connection with Universal’s 2018 and 2019 acquisitions.

Interest expense, net. Net interest expense was $4.1 million for the thirteen weeks ended June 29, 2019 compared to $3.0 million for the thirteen weeks ended June 30, 2018. The increase of net interest expense reflects an increase in outstanding borrowings. As of June 29, 2019, our outstanding borrowings were $366.8 million compared to $273.4 million at June 30, 2018.

Other non-operating income (expense). Other non-operating income for the thirteen weeks ended June 29, 2019 was $0.1 million compared to $0.3 million for the thirteen weeks ended June 30, 2018. There were no gains on the sales of marketable securities during the thirteen weeks ended June 29, 2019 compared to $0.2 million in gains in the thirteen weeks ended June 30, 2018.

Income tax expense. Income tax expense for the thirteen weeks ended June 29, 2019 was $6.7 million compared to $6.0 million for the thirteen weeks ended June 30, 2018, based on an effective tax rate 25.2% in both periods. The increase in income tax expense is attributable to an increase in taxable earnings.

Twenty-six Weeks Ended June 29, 2019 Compared to Twenty-six Weeks Ended June 30, 2018

Operating revenues. Operating revenues for the twenty-six weeks ended June 29, 2019 increased $59.5 million, or 8.5%, to $760.6 million from $701.0 million for the twenty-six weeks ended June 30, 2018. Operating revenues increased mainly due to $82.1 million of acquisition revenues related to our intermodal acquisitions made in the second half of 2018 and second quarter of 2019. Revenues also increased due to increases in brokerage services and dedicated services revenues. The increase was partially offset by a decrease in truckload services revenue. Included in operating revenues are separately-identified fuel surcharges of $45.1 million for the twenty-six weeks ended June 29, 2019 compared to $38.4 million for the twenty-six weeks ended June 30, 2018. Consolidated income from operations increased $13.9 million, or 32.0%, to $57.2 million during the twenty-six week period ended June 29, 2019 compared to $43.4 million during the same period last year. Revenues from our transportation segment increased $58.2 million, or 13.2%, and income from operations increased $5.4 million, or 26.7%, compared to the same period last year. The increase in operating income was primarily attributable to $6.5 million of incremental operating income attributable to Universal’s 2018 and 2019 acquisitions. In our logistics segment, revenues increased $1.5 million, or 0.6%, over the same period last year and income from operations increased $8.7 million, or 38.8%. The increase in operating income was primarily attributable to improved operating performance in our dedicated transportation businesses as well as our operations supporting Class 8 heavy-truck production.

Operating revenues from truckload services decreased $29.3 million to $130.5 million during the twenty-six weeks ended June 29, 2019, compared to $159.8 million for the same period last year. Included in truckload revenues for the recently completed twenty-six week period were $13.8 million in separately identified fuel surcharges compared to $17.6 million during the same period last year.  The decrease in truckload services reflects a 17.1% decrease in the number of loads hauled and a 1.6% decrease in average operating revenue per load, excluding fuel surcharges. During the twenty-six weeks ended June 29, 2019, Universal moved 122,515 loads compared to 147,844 during the same period last year.

Revenues during the twenty-six weeks ended June 29, 2019 from brokerage services increased $4.6 million, or 2.7%, to $175.2 million compared to $170.6 million one year earlier. The growth is primarily due to a 12.3% increase in the number of brokerage loads moved, which was partially offset by a 9.3% decrease in the average operating revenue per load. During the twenty-six weeks ended June 29, 2019, Universal moved 111,319 loads, compared to 99,099 loads during the same period last year.

Intermodal services revenues increased $83.5 million, or 82.3%, to $185.0 million during the twenty-six weeks ended June 29, 2019, up from $101.5 million during the same period last year. Intermodal revenues included $82.1 million of acquisition revenues from the companies acquired by Universal in the second half of 2018 and second quarter of 2019.  Intermodal revenues during the twenty-six weeks ended June 29, 2019 also included $22.2 million in separately identified fuel surcharges, compared to $10.9 million during the same period last year.  The growth is also due to increases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled. During the twenty-six weeks ended June 29, 2019, Universal moved 329,938 intermodal loads, compared to 192,497 loads during the same period last year, an increase of 71.4%, while also increasing its average operating revenue per load, excluding fuel surcharges, by 6.7%.

Operating revenues from dedicated services during the twenty-six weeks ended June 29, 2019 increased to $72.9 million compared to $70.7 million one year earlier. Dedicated services revenues included $8.9 million in separately identified fuel surcharges in the twenty-six weeks ended June 29, 2019 compared to $8.9 million during the same period last year. The increase was primarily attributable to increases in both shuttle moves and in the number of over-the-road loads hauled. During the twenty-six weeks ended June 29, 2019, Universal Dedicated moved 295,003 loads, compared to 276,109 loads during the same period last year.

Value-added services revenues decreased $1.4 million to $196.9 million in the twenty-six weeks ended June 29, 2019. This compares to $198.3 million from value-added services one year earlier. Operations supporting passenger vehicle programs declined during the period due to extended plant shut-downs and reduced production during ramp up, while those supporting heavy-truck production continued to record strong growth. Value-added operations supporting heavy-truck production grew $8.9 million in the first half of 2019.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the twenty-six weeks ended June 29, 2019 increased by $15.4 million, or 4.5%, to $355.7 million from $340.3 million for the twenty-six weeks ended June 30, 2018. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  For the twenty-six weeks ended June 29, 2019, transportation-related services revenues increased 12.1% compared to the same period last year. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 46.8% for the twenty-six weeks ended June 29, 2019 from 48.5% during the same period last year. The decrease was primarily attributable to an increase in the mix of intermodal revenues, where the cost of transportation is typically lower than our other transportation businesses. As a percentage of revenues, intermodal services increased to 24.3% in the first half of 2019 compared to 14.5% in the first half of 2018.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the twenty-six weeks ended June 29, 2019 increased by $13.5 million, or 7.8%, to $186.8 million compared to $173.4 million for the twenty-six weeks ended June 30, 2018. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. However, in the first half of 2019, we experienced extended plant shutdowns in operations supporting passenger vehicles, and thus value-added revenues associated with those operations were lower compared to the prior year.  Increases in direct personnel and related benefits were primarily driven by increases in labor costs in our dedicated transportation businesses, value-added operations supporting heavy-truck production, as well as company-managed brokerage operations.  A portion of the increase was also attributable to personnel and related benefits from companies acquired in 2018 and 2019, which totaled $10.4 million. As a percentage of operating revenues, personnel and related benefits expenses decreased to 24.6% for the twenty-six weeks ended June 29, 2019, compared to 24.7% during the same period last year, reflecting a decrease in the mix of value-added services revenue as a percentage of total operating revenues. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $3.1 million, or 5.3%, to $61.5 million for the twenty-six weeks ended June 29, 2019 compared to $58.4 million for the twenty-six weeks ended June 30, 2018. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements of the increase included increases of $2.3 million in vehicle maintenance, $0.6 million in permit expense, $0.6 million in travel and entertainment, $0.4 million in fuel expense on company tractors, $0.3 million in operational support services, and $0.2 million in communication expense. These increases were partially offset by decreases of $1.8 million in operating supplies and material costs in operations supporting heavy-truck programs and $0.2 million in office supplies.

Commission expense. Commission expense for the twenty-six weeks ended June 29, 2019 decreased by $3.0 million, or 15.8%, to $15.7 million from $18.6 million for the twenty-six weeks ended June 30, 2018. Commission expense decreased due to decreased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense decreased to 2.1% compared to 2.7% for the twenty-six weeks ended June 30, 2018.

Occupancy expense. Occupancy expenses increased by $4.0 million, or 26.2%, to $19.1 million for the twenty-six weeks ended June 29, 2019 compared to $15.2 million for the twenty-six weeks ended June 30, 2018. The increase was primarily attributable to an increase in building rents due to new locations added from the acquisitions made in 2018 and 2019.

General and administrative. General and administrative expense increased by $3.3 million, or 20.9%, to $18.9 million from $15.6 million in the twenty-six weeks ended June 30, 2018. The increase was primarily attributable to an increase in salaries, wages, and benefit costs as well as an increase in professional fees. As a percentage of operating revenues, general and administrative expense increased to 2.5% for the thirteen weeks ended June 29, 2019 compared to 2.2% for the thirteen weeks ended June 30, 2018.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended June 29, 2019 increased by $0.5 million, or 5.1%, to $11.3 million from $10.8 million for the twenty-six weeks ended June 30, 2018. The increase was primarily attributable to an increase in our auto liability premiums, which was partially offset by a decrease in cargo services claims. As a percentage of operating revenues, insurance and claims remained at 1.5% for the twenty-six weeks ended June 29, 2019.

Depreciation and amortization. Depreciation and amortization expense for the twenty-six weeks ended June 29, 2019 increased by $8.9 million, or 34.8%, to $34.3 million from $25.5 million for the twenty-six weeks ended June 30, 2018. During the twenty-six weeks ended June 29, 2019, depreciation expense increased $2.4 million and amortization expense increased $6.4 million. The increase in depreciation expense is attributable to continued recapitalization of our fleet, while the increase in amortization expense is attributable to amortization of intangible assets acquired in connection with Universal’s 2018 and 2019 acquisitions.

Interest expense, net. Net interest expense was $8.5 million for the twenty-six weeks ended June 29, 2019 compared to $5.5 million for the twenty-six weeks ended June 30, 2018. The increase of net interest expense reflects an increase in outstanding borrowings. As of June 29, 2019, our outstanding borrowings were $366.8 million compared to $273.4 million at June 30, 2018.

Other non-operating income (expense). Other non-operating income for the twenty-six weeks ended June 29, 2019 was $1.0 million compared to other non-operating expense of $0.1 million for the twenty-six weeks ended June 30, 2018. Included in other non-operating income in the twenty-six weeks ended June 29, 2019 were $0.9 million of gains on marketable securities compared to $0.3 million in losses in the twenty-six weeks ended June 30, 2018.

Income tax expense. Income tax expense for the twenty-six weeks ended June 29, 2019 was $12.5 million compared to $9.7 million for the twenty-six weeks ended June 30, 2018, based on an effective tax rate of 25.2% and 25.6%, respectively. The increase in income tax expense is attributable to an increase in taxable earnings, which was partially offset by a decrease in the effective tax rate.

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

During the twenty-six weeks ended June 29, 2019, our capital expenditures totaled $25.1 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2019, exclusive of any acquisitions of businesses, we expect our capital expenditures to be in the range of 5% to 6% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After taking into account the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  On July 25, 2019, our Board of Directors declared Universal’s second quarter cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on August 5, 2019 and expected to be paid on August 12, 2019. The Board also declared that Universal’s third quarter cash dividend of $0.105 per share is payable on October 1, 2019 to shareholders of record on September 2, 2019. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant. During the year ended December 31, 2018, we paid a total of $0.385 per common share, or $10.9 million.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility (the “Credit Facility”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At June 29, 2019, we were in compliance with all covenants under the Credit Facility, and $147.0 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 5.13%. At June 29, 2019, we were in compliance with all covenants.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At June 29, 2019, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of June 29, 2019, and the maximum available borrowings were $5.3 million.

Discussion of Cash Flows

At June 29, 2019, we had cash and cash equivalents of $6.5 million compared to $5.7 million at December 31, 2018.  Operating activities provided $91.8 million in net cash, and we used $45.9 million in investing activities and $45.4 million in financing activities.

The $91.8 million in net cash provided by operations was primarily attributed to $37.3 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gains on marketable equity securities and equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $54.6 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $0.1 million.   Principal reduction in operating lease liabilities, decreases in prepaid expenses and other assets, and increases in other long-term liabilities were the primary drivers behind the increase in working capital.  This was almost entirely offset by a decrease in accounts receivable at the end of the period and increases in accounts payable, accrued expenses and other current liabilities and affiliated transactions.  Affiliate transactions increased net cash provided by operating activities by $0.3 million.  The increase in net cash resulted from a decrease in accounts receivable to affiliates of $1.1 million and a decrease in accounts payable from affiliates of $0.8 million.

The $45.9 million in net cash used in investing activities consisted of $25.1 million in capital expenditures and $22.5 million in the acquisition of Michael’s Cartage and payment of acquisition related liabilities.  These uses were partially offset by $1.2 million in proceeds from the sale of equipment and $0.6 million in proceeds from the sale of marketable securities.

We used $45.4 million in financing activities during the twenty-six weeks ended June 29, 2019.  We had outstanding borrowings totaling $366.8 million at June 29, 2019 compared to $403.2 million at December 31, 2018.  We made net repayments on our revolving lines of credit and margin facility totaling $28.1 million and borrowed an additional $18.5 million for new equipment.  We also made term loan, and equipment and real estate note payments totaling $26.8 million during the period.  We also paid cash dividends of $9.1 million.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

We adopted Accounting Standards Codification ("ASC") Topic 842 Leases on January 1, 2019. Prior amounts were not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. Changes to our accounting for leases under the new standard are discussed in Note 10, Leases, to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended June 29, 2019. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2019, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 29, 2019 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)

Date: August 8, 2019	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer

Date: August 8, 2019	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer