Form 10-Q
period 2019-09-28
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2019-11-07
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November 4, 2019, was 27,282,230.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 28, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$6,485	$5,727
Marketable securities	9,139	9,333
Accounts receivable – net of allowance for doubtful accounts of $1,988 and $1,772, respectively	212,010	215,991
Other receivables	16,814	19,130
Prepaid expenses and other	18,991	19,830
Due from affiliates	3,353	5,247
Total current assets	266,792	275,258
Property and equipment – net of accumulated depreciation of $258,769 and $231,319, respectively	317,623	303,234
Operating lease right-of-use asset	79,628	-
Goodwill	158,416	145,152
Intangible assets – net of accumulated amortization of $75,055 and $62,624, respectively	106,989	113,775
Deferred income taxes	2,361	2,549
Other assets	2,920	3,179
Total assets	$934,729	$843,147
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$101,483	$92,019
Current portion of long-term debt	59,894	51,903
Insurance and claims	55,931	31,679
Accrued expenses and other current liabilities	27,242	25,126
Current portion of operating lease liabilities	24,860	-
Due to affiliates	20,371	17,764
Income taxes payable	2,470	2,678
Total current liabilities	292,251	221,169
Long-term liabilities:
Long-term debt, net of current portion	326,662	348,549
Operating lease liabilities, net of current portion	56,440	-
Deferred income taxes	56,243	59,228
Other long-term liabilities	5,218	4,902
Total long-term liabilities	444,563	412,679
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,970,452 and 30,965,452 shares issued; 27,282,230 and 28,378,827 shares outstanding, respectively	30,972	30,967
Paid-in capital	4,298	4,230
Treasury stock, at cost; 3,688,222 and 2,586,625 shares, respectively	(77,248)	(52,462)
Retained earnings	245,332	231,525
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $(60) and $94, respectively	(187)	298
Foreign currency translation adjustments	(5,252)	(5,259)
Total shareholders’ equity	197,915	209,299
Total liabilities and shareholders’ equity	$934,729	$843,147

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Operating revenues:
Truckload services	$62,615	$80,204	$193,133	$240,053
Brokerage services	94,442	98,801	269,680	269,446
Intermodal services	93,022	65,710	278,043	167,190
Dedicated services	32,730	36,195	105,618	106,915
Value-added services	92,676	93,382	289,593	291,726
Total operating revenues	375,485	374,292	1,136,067	1,075,330
Operating expenses:
Purchased transportation and equipment rent	183,902	186,239	539,584	526,502
Direct personnel and related benefits	91,946	87,189	278,763	260,548
Operating supplies and expenses	30,465	32,119	91,972	90,547
Commission expense	7,991	9,653	23,685	28,298
Occupancy expense	8,380	7,410	27,523	22,574
General and administrative	11,435	7,750	30,309	23,354
Insurance and claims	29,912	7,419	41,215	18,173
Depreciation and amortization	18,807	13,983	53,140	39,448
Total operating expenses	382,838	351,762	1,086,191	1,009,444
(Loss) income from operations	(7,353)	22,530	49,876	65,886
Interest income	14	21	57	56
Interest expense	(4,091)	(4,324)	(12,602)	(9,866)
Other non-operating income	163	1,746	1,212	1,688
(Loss) income before income taxes	(11,267)	19,973	38,543	57,764
Provision for income taxes	(2,847)	4,918	9,694	14,606
Net (loss) income	$(8,420)	$15,055	$28,849	$43,158
Earnings per common share:
Basic	$(0.30)	$0.53	$1.02	$1.52
Diluted	$(0.30)	$0.53	$1.02	$1.52
Weighted average number of common shares outstanding:
Basic	28,263	28,382	28,342	28,388
Diluted	28,264	28,392	28,343	28,396
Dividends declared per common share	$0.105	$0.105	$0.315	$0.315

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Income	$(8,420)	$15,055	$28,849	$43,158
Other comprehensive income:
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(34), $17, $(155) and $107, respectively	(107)	112	(485)	343
Foreign currency translation adjustments	(185)	589	7	764
Total other comprehensive income	(292)	701	(478)	1,107
Total comprehensive income	$(8,712)	$15,756	$28,371	$44,265

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$28,849	$43,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,140	39,448
Noncash lease expense	22,361	—
Gain on marketable equity securities	(960)	(291)
Loss (gain) on disposal of property and equipment	6	(137)
Gain on life insurance policies	—	(1,025)
Amortization of debt issuance costs	439	998
Stock-based compensation	73	246
Provision for doubtful accounts	2,157	561
Deferred income taxes	(1,877)	3,741
Change in assets and liabilities:
Trade and other accounts receivable	7,246	(33,239)
Prepaid expenses and other assets	1,236	(3,694)
Accounts payable, accrued expenses and other current liabilities, insurance and claims, and income taxes payable	36,230	20,421
Principal reduction in operating lease liabilities	(21,103)	—
Due to/from affiliates, net	4,503	2,674
Other long-term liabilities	(324)	1,040
Net cash provided by operating activities	131,976	73,901
Cash flows from investing activities:
Capital expenditures	(60,752)	(54,207)
Proceeds from the sale of property and equipment	5,002	2,132
Purchases of marketable securities	(92)	(613)
Proceeds from sale of marketable securities	1,246	5,615
Proceeds from life insurance policies	—	2,583
Acquisition of business	(22,457)	(100,787)
Net cash used in investing activities	(77,053)	(145,277)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	214,393	304,885
Repayments of debt - revolving debt	(229,392)	(276,000)
Proceeds from borrowing - term debt	45,433	84,133
Repayments of debt - term debt	(44,228)	(37,123)
Borrowings under margin account	—	12,400
Repayments under margin account	(541)	(7,149)
Payment of capital lease obligations	—	(69)
Capitalized financing costs	—	(862)
Purchases of treasury stock	(24,786)	(832)
Dividends paid	(15,042)	(7,950)
Net cash (used in) provided by financing activities	(54,163)	71,433
Effect of exchange rate changes on cash and cash equivalents	(2)	816
Net increase in cash	758	873
Cash and cash equivalents – beginning of period	5,727	1,672
Cash and cash equivalents – end of period	$6,485	$2,545

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

(In thousands)

	Thirty-nine Weeks Ended
	September 28, 2019	September 29, 2018

Supplemental cash flow information:
Cash paid for interest	$11,282	$8,398
Cash paid for income taxes	$11,892	$3,717
Acquisition of business:
Fair value of assets acquired	$23,981	$115,736
Liabilities assumed	(2,779)	(14,949)
Payment of acquisition obligations	1,255	—
Net cash paid for acquisition of business	$22,457	$100,787

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2017	$30,943	$3,841	$(51,532)	$186,226	$(713)	$168,765
Net income	—	—	—	10,434	—	10,434
Comprehensive income	—	—	—	—	1,721	1,721
Cumulative effect adjustment - ASU 2014-09 revenue recognition	—	—	—	228	—	228
Cumulative effect adjustment - ASU 2016-01 financial instruments	—	—	—	3,823	(3,823)	—
Dividends paid ($0.070 per share)	—	—	—	(1,988)	—	(1,988)
Stock based compensation	12	233	—	—	—	245
Balances - March 31, 2018	30,955	4,074	(51,532)	198,723	(2,815)	179,405
Net income	—	—	—	17,669	—	17,669
Comprehensive income	—	—	—	—	(1,315)	(1,315)
Dividends paid ($0.105 per share)	—	—	—	(2,981)	—	(2,981)
Balances – June 30, 2018	30,955	4,074	(51,532)	213,411	(4,130)	192,778
Net income	—	—	—	15,055	—	15,055
Comprehensive income	—	—	—	—	701	701
Purchases of treasury stock	—	—	(832)	—	—	(832)
Dividends paid ($0.105 per share)	—	—	—	(2,981)	—	(2,981)
Balances - September 29, 2018	$30,955	$4,074	$(52,364)	$225,485	$(3,429)	$204,721

Balances – December 31, 2018	$30,967	$4,230	$(52,462)	$231,525	$(4,961)	$209,299
Net income	—	—	—	17,297	—	17,297
Comprehensive income	—	—	—	—	86	86
Dividends paid ($0.215 per share)	—	—	—	(6,101)	—	(6,101)
Stock based compensation	5	68	—	—	—	73
Balances - March 30, 2019	30,972	4,298	(52,462)	242,721	(4,875)	220,654
Net income	—	—	—	19,972	—	19,972
Comprehensive income	—	—	—	—	(272)	(272)
Dividends paid ($0.105 per share)	—	—	—	(2,981)	—	(2,981)
Balances – June 29, 2019	30,972	4,298	(52,462)	259,712	(5,147)	237,373
Net income	—	—	—	(8,420)	—	(8,420)
Comprehensive income	—	—	—	—	(292)	(292)
Dividends paid ($0.105 per share)	—	—	—	(2,980)	—	(2,980)
Dividends payable ($0.105 per share)	—	—	—	(2,980)	—	(2,980)
Purchases of treasury stock	—	—	(24,786)	—	—	(24,786)
Balances – September 28, 2019	$30,972	$4,298	$(77,248)	$245,332	$(5,439)	$197,915

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended September 28, 2019.  These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

(2)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. The objective of the new standard is to establish principles for lessees and lessors to report information about the amount, timing, and uncertainty of cash flows arising from a lease.  The ASU requires a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In July 2018, the FASB issued additional authoritative guidance providing companies with the option to apply this ASU to new and existing leases within the scope of the guidance as of the beginning of the period of adoption. We elected this transition method of applying the new lease standard on January 1, 2019.   In doing so, we also elected the package of practical expedients provided under the guidance; however, we did not elect the hindsight practical expedient when determining the lease term for existing leases. The practical expedient package applies to leases that commenced prior to adoption of the new standard and permits companies not to reassess whether existing or expired contracts are or contain a lease, the lease classification, and any initial direct costs. Upon adoption of the standard, we recorded offsetting lease assets and lease liabilities, resulting in a $88.8 million increase in total assets, a $26.0 million increase in total current liabilities and a $62.8 million increase in total long-term liabilities in our consolidated balance sheet. The amount of accrued rent as of adoption was not material. Prior period amounts were not adjusted and are reported under the accounting standards in effect for those periods. The adoption of the standard did not have a material impact on our results of operations or cash flows. See Note 9 for additional information pertaining to leases.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	September 28, 2019	December 31, 2018
Prepaid expenses and other - contract assets	$2,391	$1,901

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

The following table sets forth market value, cost, and unrealized gains on equity securities (in thousands):

	September 28, 2019	December 31, 2018
Fair value	$9,139	$9,333
Cost	8,404	11,143
Unrealized gain (loss)	$735	$(1,810)

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	September 28, 2019	December 31, 2018
Gross unrealized gains	$933	$89
Gross unrealized losses	(198)	(1,899)
Net unrealized gains (losses)	$735	$(1,810)

The following table shows the Company’s net realized gains (loss) on marketable equity securities (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Realized gain
Sale proceeds	$689	$2,804	$1,246	$5,615
Cost of securities sold	576	2,439	1,021	5,123
Realized gain	$113	$365	$225	$492

Realized gain, net of taxes	$84	$275	$168	$368

During the thirteen-week and thirty-nine week periods ended September 28, 2019, our marketable equity securities portfolio experienced a net unrealized pre-tax gain in market value of approximately $21,000 and $735,000, respectively, which was reported in other non-operating income (expense) for the period.

During the thirteen-week and thirty-nine week periods ended September 29, 2018, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $232,000 and $(201,000), respectively, which was reported in other non-operating income (expense) for the period.

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

Current assets	$3,572
Property and equipment	2,831
Goodwill	6,049
Intangible assets	9,235
Current liabilities	(461)
Deferred tax liabilities, net	(24)
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

The following unaudited pro forma results of operations present consolidated information of the Company as if Michael’s was acquired on January 1, 2018 (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Operating revenues	$375,485	$382,534	$1,145,016	$1,098,813
Income from operations	$(7,353)	$23,510	$50,656	$68,264
Net income	$(8,420)	$15,628	$29,230	$44,442
Earnings per common share:
Basic	$(0.30)	$0.55	$1.03	$1.57
Diluted	$(0.30)	$0.55	$1.03	$1.57

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Goodwill

The changes in the carrying amount of goodwill during the thirty-nine weeks ended September 28, 2019 are as follows:

Balance as of January 1, 2019	$145,152
Michael's Cartage acquisition	6,049
Purchase accounting adjustments	7,215
Balance as of September 28, 2019	$158,416

During the thirty-nine weeks ended September 28, 2019, the Company made purchase accounting adjustments to the preliminary purchase price allocations of the Company’s December 7, 2018 acquisition of Deco Logistics, Inc., d/b/a Container Connection, and Oaktree Logistics, Inc., October 12, 2018 acquisition of Specialized Rail Service, Inc. and August 10, 2018 acquisition of Southern Counties Express, Inc.  The adjustments resulted in an increase in goodwill of $7.2 million and in deferred tax liabilities of $0.8 million, with offsetting decreases in intangible assets of $3.6 million, $3.4 million in property and equipment and $1.0 million in other current assets.

At September 28, 2019 and December 31, 2018, $102.1 million and $88.9 million of goodwill was recorded in our transportation segment, respectively.  At both September 28, 2019 and December 31, 2018, $56.3 million of goodwill was recorded in our logistics segment.

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 28, 2019	December 31, 2018

Payroll related items	$12,526	$11,476
Driver escrow liabilities	3,222	3,923
Commissions, taxes and other	11,494	9,727
Total	$27,242	$25,126

(8)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at September 28, 2019	September 28, 2019	December 31, 2018
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	3.52%	$146,250	$150,000
Revolver	3.52%	65,589	80,588
Equipment Financing (2)	3.18% to 5.13%	138,111	126,162
Real Estate Financing (3)	4.27%	38,870	45,864
Margin Facility (4)	3.13%	—	541
Unamortized debt issuance costs		(2,264)	(2,703)
		386,556	400,452
Less current portion of long-term debt		59,894	51,903
Total long-term debt, net of current portion		$326,662	$348,549

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Debt – continued

(1) The Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each based the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At September 28, 2019, we were in compliance with all covenants under the facility, and $134.4 million was available for borrowing on the revolver.

(2) The Equipment Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance transportation equipment. The equipment notes, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants and are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 5.13%. At September 28, 2019, we were in compliance with all covenants.

(3) The Real Estate Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance certain real property. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At September 28, 2019, we were in compliance with all covenants.

(4) The Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At September 28, 2019, the maximum available borrowings under the line of credit were $5.0 million.

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $15.7 million at September 28, 2019. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became  effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.7 million) and expires May 2022.  At September 28, 2019, the fair value of the swap agreements was a liability of $0.2 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 9 for additional information pertaining to interest rate swaps.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 28, 2019
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$50	$—	$—	$50
Marketable securities	9,139	—	—	9,139
Total	$9,189	$—	$—	$9,189

Liabilities
Interest rate swaps	$—	$247	$—	$247
Total	$—	$247	$—	$247

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Marketable securities	$9,333	$—	$—	$9,333
Interest rate swaps	—	392	—	392
Total	$9,333	$392	$—	$9,725

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
•

Marketable securities – Marketable securities represent equity securities, which consist of common and preferred stocks, are actively traded on public exchanges and are listed as Level 1 assets.  Fair value was measured based on quoted prices for these securities in active markets.

•

Interest rate swaps – The fair value of our interest rate swaps is determined using a methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments).  The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. The fair value measurement also incorporates credit valuation adjustments to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk.

Our revolving credit and term loan agreements and our real estate promissory notes consist of variable rate borrowings.  We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy.  The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at September 28, 2019 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$138,111	$139,035

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

As of September 28, 2019, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of September 28, 2019, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the thirteen weeks and thirty-nine weeks ended September 28, 2019 and related information (in thousands):

	Thirteen Weeks Ended September 28, 2019
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,495	$6,121	$8,616
Short-term lease cost	76	561	637
Variable lease cost	309	384	693
Sublease income	-	(701)	(701)
Total lease cost	$2,880	$6,365	$9,245

	Thirty-nine Weeks Ended September 28, 2019
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$8,196	$17,395	$25,591
Short-term lease cost	370	2,653	3,023
Variable lease cost	607	940	1,547
Sublease income	-	(2,074)	(2,074)
Total lease cost	$9,173	$18,914	$28,087

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)Leases – continued

The following table summarizes other lease related information as of and for the thirty-nine week period ended September 28, 2019 (in thousands):

	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$8,572	$15,711	$24,283
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,483	$5,500	$8,983
Weighted-average remaining lease term (in years)	5.1	4.3	4.6
Weighted-average discount rate	5.0%	5.0%	5.0%

Future minimum lease payments under these operating leases as of September 28, 2019, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
Year one	$9,225	$18,978	$28,203
Year two	6,531	14,005	20,536
Year three	4,236	7,667	11,903
Year four	3,598	5,883	9,481
Year five	3,602	3,869	7,471
Thereafter	5,403	8,132	13,535
Total required lease payments	$32,595	$58,534	$91,129
Less amounts representing interest			(9,829)
Present value of lease liabilities			$81,300

(11)	Transactions with Affiliates

CenTra, Inc. (“CenTra”), an affiliate of the Company that is owned by our controlling shareholders, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from CenTra and other affiliates under common control with CenTra. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and thirty-nine weeks ended September 28, 2019 and September 29, 2018 (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Administrative support services	$1,852	$615	$3,352	$2,346
Truck fuel, tolls and maintenance	212	29	726	910
Real estate rent and related costs	3,629	3,418	8,822	10,999
Insurance and employee benefit plans	8,685	16,394	34,097	39,907
Purchased transportation and equipment rent	11	92	29	1,164
Total	$14,389	$20,548	$47,026	$55,326

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

A significant number of our operating locations are located in facilities leased from affiliates.  At 30 facilities, occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly.  Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility; however, we are not limited to such arrangements.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders.  Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At September 28, 2019 and December 31, 2018, amounts due to affiliates were $20.4 million and $17.8 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At September 28, 2019 and December 31, 2018, there were $9.0 million and $10.5 million, respectively, included in each of these accounts for insured claims.

We made purchases of used equipment from an affiliate during the thirty-nine weeks ended September 29, 2018 totaling $8,300, and purchased wheels and tires from an affiliate for new trailering equipment totaling $23,000 during the same period.  There were no such purchases made during the thirty-nine weeks ended September 28, 2019.

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks and thirty-nine weeks ended September 28, 2019 and September 29, 2018 (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Purchased transportation and equipment rent	$404	$342	$1,136	$679
Total	$404	$342	$1,136	$679

At September 28, 2019 and December 31, 2018, amounts due from affiliates were $3.4 million and $5.2 million, respectively.

During the thirty-nine weeks ended September 28, 2019, we also sold a vacant parcel of land to an affiliate for $2.5 million.  The sales price was established by an independent third party appraisal.  The Company’s basis in the land was $2.4 million, resulting in a gain of $0.1 million.

In August 2019, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock through a “Dutch auction” tender offer. Subject to certain limitations and legal requirements, we could repurchase up to an additional 2% of our outstanding shares. Following the expiration of the tender offer, we accepted 1,101,597 shares tendered through this offer for purchase at a final purchase price of $22.50 per share, for a total purchase price of approximately $24.8 million. The tender offer expired on September 13, 2019. The total amount of shares purchased in the tender offer includes 600,000 shares tendered by a director of the Company, Mr. Manuel J. Moroun, and 10,000 shares tendered by the Company’s Chief Financial Officer, Mr. Jude Beres.  We used funds borrowed under our existing line of credit and from our available cash and cash equivalents to fund the purchase of the accepted shares.

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

 A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	7,500	$14.15
Granted	44,500	$23.56
Vested	(5,000)	$14.50
Forfeited	—	$—
Balance at September 28, 2019	47,000	$23.02

In the thirty-nine week periods ended September 28, 2019 and September 29, 2018, the total grant date fair value of vested shares recognized as compensation costs was $0.1 million and $0.2 million, respectively.  As of September 28, 2019, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.3 million in each year of 2020, 2021, 2022 and 2023.

(13)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks and thirty-nine weeks ended September 28, 2019, there were 943 and 917 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and thirty-nine weeks ended September 29, 2018, there were 10,499 and 8,446 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share

In each of the thirteen weeks and thirty-nine weeks ended September 28, 2019, 44,500 shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. No shares were excluded from the calculation of diluted earnings per share for the thirteen weeks or thirty-nine weeks ended September 29, 2018.

(14)	Dividends

On July 25, 2019, our Board of Directors declared the second quarter regular cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on August 5, 2019 and paid on August 12, 2019.  The Board of Directors also declared the Company’s the third quarter regular cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on September 2, 2019 and paid on October 1, 2019.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments as of and for the thirteen week and thirty-nine week periods ended September 28, 2019 and September 29, 2018 (in thousands):

	Thirteen Weeks Ended September 28, 2019
	Transportation	Logistics	Other	Total
Operating revenues	$254,129	$120,981	$375	$375,485
Eliminated inter-segment revenues	(283)	(126)	-	(409)
Income from operations	(17,224)	9,796	75	(7,353)
Total assets	572,238	332,904	29,587	934,729

	Thirteen Weeks Ended September 29, 2018
	Transportation	Logistics	Other	Total
Operating revenues	$248,529	$125,385	$378	$374,292
Eliminated inter-segment revenues	(406)	(3,188)	-	(3,594)
Income from operations	11,885	10,503	142	22,530
Total assets	456,638	292,054	20,268	768,960

	Thirty-nine Weeks Ended September 28, 2019
	Transportation	Logistics	Other	Total
Operating revenues	$752,610	$382,541	$916	$1,136,067
Eliminated inter-segment revenues	(1,208)	(751)	-	(1,959)
Income from operations	8,601	40,955	320	49,876
Total assets	572,238	332,904	29,587	934,729

	Thirty-nine Weeks Ended September 29, 2018
	Transportation	Logistics	Other	Total
Operating revenues	$688,794	$385,431	$1,105	$1,075,330
Eliminated inter-segment revenues	(1,336)	(8,935)	—	(10,271)
Income from operations	32,273	32,950	663	65,886
Total assets	456,638	292,054	20,268	768,960

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(16)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

The Company was plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. (“Dalton”) in the United States District Court for the Southern District of Texas. The Company was seeking approximately $1.9 million in damages from a debtor relating to unpaid freight charges. In response to the filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: One in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million, but ignored the $1.9 million jury award in favor of Universal.  The Company has filed an appeal with the United States Court of Appeals for the Fifth Circuit to overturn the verdict and the judgment.  Enforcement of the judgment has been stayed pending the outcome of the appeal. The Company currently estimates the possible range of financial exposure in the matter to be between $0 and $5.7 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $4.0 million.  While we cannot predict with any certainty the outcome of this litigation, management does not believe the outcome will have a material adverse effect on our business, financial condition, results of operations or cash flows.

As previously disclosed, a predecessor to a subsidiary of the Company was a party to a legal proceeding captioned Denton v. UACL, et al. (the “Denton Litigation”). The Company resolved the Denton Litigation on September 24, 2019 (the “Final Denton Settlement”). Under the terms of the Final Denton Settlement, the Company agreed to pay plaintiffs $36 million in cash, exclusive of amounts previously paid, based on an opinion issued by the Appellate Court of Illinois First Judicial District on September 24, 2019 affirming the trial court judgment. In connection with the Final Denton Settlement, the Company recorded a pre-tax charge to net income of $24.8 million in the third quarter of 2019.  On October 23, 2019, the Company funded the $36.0 million payment.

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

At September 28, 2019, approximately 30% of our employees in the United States, Canada and Colombia, and 85% of our employees in Mexico are subject to collective bargaining agreements that are renegotiated periodically, less than 10% of which are subject to contracts that expire in 2019.

(17)	Subsequent Events

On October 24, 2019, our Board of Directors declared Universal’s fourth quarter cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on December 2, 2019 and is expected to be paid on January 2, 2020. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

On November 5, 2019, the Company acquired Roadrunner Intermodal Services, LLC, Morgan Southern, Inc., Wando Trucking, LLC, and Central Cal Transportation, LLC (collectively, “Roadrunner Intermodal”) from Roadrunner Transportation Systems, Inc.  Roadrunner Intermodal is a nationwide drayage provider, servicing major port and rail locations throughout the United States.  The total cash purchase price was $54.9 million, subject to post-closing adjustments.  The Company used available cash and borrowings on its revolving credit facility to finance the acquisition, and is in the process of finalizing the purchase accounting for this transaction.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and Company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and thirty-nine weeks ended September 28, 2019 and September 29, 2018, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Operating revenues:
Truckload services	16.7%	21.4%	17.0%	22.3%
Brokerage services	25.2	26.4	23.7	25.1
Intermodal services	24.8	17.6	24.5	15.5
Dedicated services	8.7	9.7	9.3	9.9
Value-added services	24.6	24.9	25.5	27.2
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and thirty-nine weeks ended September 28, 2019 and September 29, 2018, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	49.0	49.8	47.5	49.0
Direct personnel and related benefits	24.5	23.3	24.5	24.2
Operating supplies and expenses	8.1	8.6	2.1	2.6
Commission expense	2.1	2.6	8.1	8.4
Occupancy expense	2.2	2.0	2.4	2.1
General and administrative	3.0	2.1	2.7	2.2
Insurance and claims	8.0	2.0	3.6	1.7
Depreciation and amortization	5.0	3.7	4.7	3.7
Total operating expenses	102.0	94.0	95.6	93.9
Loss (income) from operations	(2.0)	6.0	4.4	6.1
Interest and other non-operating expense, net	(1.0)	(0.7)	(1.0)	(0.8)
Loss (income) before income taxes	(3.0)	5.3	3.4	5.4
Provision for income taxes	(0.8)	1.3	0.9	1.4
Net (loss) income	-2.2%	4.0%	2.5%	4.0%

Thirteen Weeks Ended September 28, 2019 Compared to Thirteen Weeks Ended September 29, 2018

Operating revenues. Operating revenues for the thirteen weeks ended September 28, 2019 increased $1.2 million, or 0.3%, to $375.5 million from $374.3 million for the thirteen weeks ended September 29, 2018. Operating revenues increased mainly due to $34.6 million of incremental revenue from Universal’s recent acquisitions. The increase was partially offset by a decrease in truckload services, brokerage services, dedicated services, and value-added services revenues. Included in operating revenues are separately-identified fuel surcharges of $21.5 million for the thirteen weeks ended September 28, 2019 compared to $22.1 million for the thirteen weeks ended September 29, 2018. Consolidated income from operations decreased $29.9 million to an operating loss of $7.4 million during the thirteen week period ended September 28, 2019 compared to operating income of $22.5 million during the same period last year. Revenues from our transportation segment increased $5.6 million, or 2.3%, while income from operations decreased $29.1 million compared to the same period last year. The decrease in income was primarily attributable to $27.0 million in litigation charges. In our logistics segment, revenues decreased $4.4 million, or 3.5%, over the same period last year and income from operations decreased $0.7 million, or 6.7%. The decreases in revenue and operating income were primarily attributable to the impact of the

United Auto Workers (UAW) labor strike against General Motors. The impact of the UAW labor strike is estimated to have reduced revenue by $5.1 million and operating income by $4.0 million.

Operating revenues from truckload services decreased $17.6 million to $62.6 million during the thirteen weeks ended September 28, 2019, compared to $80.2 million for the same period last year. Included in truckload revenues for the recently completed quarter were $6.4 million in separately identified fuel surcharges compared to $8.7 million during the same period last year.  The decrease in truckload services reflects a 22.7% decrease in the number of loads hauled, which was partially offset by a 1.6% increase in average operating revenue per load, excluding fuel surcharges. During the quarter ended September 28, 2019, Universal moved 56,510 loads compared to 73,117 during the same period last year.

Revenues during the thirteen weeks ended September 28, 2019 from brokerage services decreased $4.4 million, or 4.4%, to $94.4 million compared to $98.8 million one year earlier. The decrease in brokerage services reflects a 9.1% decrease in the average operating revenue per load, which was partially offset by a 5.0% increase in the number of brokerage loads moved. During the third quarter of 2019, Universal brokered 61,072 loads, compared to 58,147 loads during the same period last year.

Intermodal services revenues increased $27.3 million to $93.0 million during the thirteen weeks ended September 28, 2019, up from $65.7 million during the same period last year. Included in intermodal revenues were $34.6 million of incremental revenue from acquired companies.  Intermodal revenues during the thirteen weeks ended September 28, 2019 also included $11.4 million in separately identified fuel surcharges, compared to $8.4 million during the same period last year.  The growth is also due to increases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled. During the thirteen weeks ended September 28, 2019, Universal moved 154,600 intermodal loads, compared to 119,410 loads during the same period last year, an increase of 29.5%, while also increasing its average operating revenue per load, excluding fuel surcharges, by 7.3%.

Operating revenues from dedicated services during the thirteen weeks ended September 28, 2019 decreased to $32.7 million compared to $36.2 million one year earlier. Dedicated services revenues included $3.6 million in separately identified fuel surcharges in the thirteen weeks ended September 28, 2019 compared to $4.4 million during the same period last year. The decrease in operating revenues was primarily attributable to the impact the labor strike had on operations supporting General Motors.

Value-added services revenues decreased $0.7 million to $92.7 million in the thirteen weeks ended September 28, 2019. This compares to $93.4 million from value-added services one year earlier. Value-added operations supporting heavy-truck production were relatively flat on a year-over-year basis, growing $0.1 million in the thirteen weeks ended September 28, 2019 compared to the same period last year. The overall decline in value-added revenues was primarily attributable to the halt in production at operations supporting passenger vehicles from the UAW labor strike.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended September 28, 2019 decreased by $2.3 million, or 1.3%, to $183.9 million from $186.2 million for the thirteen weeks ended September 29, 2018. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 49.0% for the thirteen weeks ended September 28, 2019 from 49.8% during the same period last year. The decrease was primarily attributable to an increase in the mix of intermodal revenues, where the cost of transportation is typically lower than our other transportation businesses. As a percentage of revenues, intermodal services increased to 24.8% in the third quarter of 2019 compared to 17.6% in the third quarter of 2018.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended September 28, 2019 increased by $4.8 million, or 5.5%, to $91.9 million compared to $87.2 million for the thirteen weeks ended September 29, 2018. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. Included in the thirteen weeks ended September 28, 2019 were $4.5 million of incremental costs attributable to recently completed acquisitions.  Additional increases in direct personnel and related benefits were the result of increases in labor costs in our dedicated transportation businesses, value-added operations supporting heavy-truck production, as well as company-managed brokerage operations.  As a percentage of operating revenues, personnel and related benefits expenses increased to 24.5% for the thirteen weeks ended September 28, 2019, compared to 23.3% during the same period last year. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses decreased by $1.7 million, or 5.1%, to $30.5 million for the thirteen weeks ended September 28, 2019 compared to $32.1 million for the thirteen weeks ended September 29, 2018. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The primary elements of the decrease included decreases of $1.2 million in fuel expense on company tractors, $0.9 million in operating supplies and material costs in operations supporting heavy-truck programs, and $0.3 million in plate expenses. These decreases were partially offset by increases of $0.9 million in bad debt expense and $0.4 million in office supplies.

Commission expense. Commission expense for the thirteen weeks ended September 28, 2019 decreased by $1.7 million, or 17.2%, to $8.0 million from $9.7 million for the thirteen weeks ended September 29, 2018. Commission expense decreased due to decreased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense decreased to 2.1% compared to 2.6% for the thirteen weeks ended September 29, 2018.

Occupancy expense. Occupancy expenses increased by $1.0 million, or 13.1%, to $8.4 million for the thirteen weeks ended September 28, 2019 compared to $7.4 million for the thirteen weeks ended September 29, 2018. The increase was primarily attributable to an increase in building rents due to new locations added from the acquisitions made in 2018 and 2019.

General and administrative. General and administrative expense increased by $3.7 million, or 47.5%, to $11.4 million from $7.8 million in the thirteen weeks ended September 29, 2018. The increase was attributable to a $2.8 million increase in professional fees as well as a $1.4 million increase in salaries and wages. Included in the increase in professional fees was a $2.2 million charge for ongoing litigation. The remaining portion of the increase was primarily attributable to general and administrative expense from recent acquisitions. As a percentage of operating revenues, general and administrative expense increased to 3.0% compared to 2.1% for the thirteen weeks ended September 29, 2018.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended September 28, 2019 increased by $22.5 million to $29.9 million from $7.4 million for the thirteen weeks ended September 29, 2018. The increase was primarily attributable to a $24.8 million charge for a previously disclosed legal settlement. This was partially offset by a decrease in cargo claims. As a percentage of operating revenues, insurance and claims increased to 8.0% for the thirteen weeks ended September 28, 2019 compared to 2.0% for the thirteen weeks ended September 29, 2018.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended September 28, 2019 increased by $4.8 million, or 34.5%, to $18.8 million from $14.0 million for the thirteen weeks ended September 29, 2018. During the thirteen weeks ended September 28, 2019, depreciation expense increased $2.0 million and amortization expense increased $2.8 million.  The increase in depreciation expense is attributable to continued recapitalization of our fleet, while the increase in amortization expense is attributable to amortization of intangible assets acquired in connection with Universal’s 2018 and 2019 acquisitions.

Interest expense, net. Net interest expense was $4.1 million for the thirteen weeks ended September 28, 2019 compared to $4.3 million for the thirteen weeks ended September 29, 2018. The decrease of net interest expense reflects a decrease in the interest rate on our outstanding borrowings. As of September 28, 2019, our outstanding borrowings were $388.8 million compared to $330.4 million at September 29, 2018.

Other non-operating income. Other non-operating income for the thirteen weeks ended September 28, 2019 was $0.2 million compared to $1.7 million for the thirteen weeks ended September 29, 2018. There were $0.1 million of gains on the sales of marketable securities during the thirteen weeks ended September 28, 2019 compared to $0.6 million in the thirteen weeks ended September 29, 2018. Additionally, included in the thirteen weeks ended September 29, 2018 were gains of $1.0 million from life insurance policies compared to none in the same period this year.

Income tax expense. Income tax benefit for the thirteen weeks ended September 28, 2019 was $2.8 million compared to a $4.9 million expense for the thirteen weeks ended September 29, 2018, based on an effective tax rate of 25.3% and 24.6%, respectively. The decrease in income tax expense is attributable to a decrease in taxable earnings.

Thirty-nine Weeks Ended September 28, 2019 Compared to Thirty-nine Weeks Ended September 29, 2018

Operating revenues. Operating revenues for the thirty-nine weeks ended September 28, 2019 increased $60.7 million, or 5.6%, to $1,136.1 million from $1,075.3 million for the thirty-nine weeks ended September 29, 2018. Operating revenues increased mainly due to $114.6 million of incremental revenue from Universal’s recent acquisitions. This increase was partially offset by decreases in truckload services, value-added services, and dedicated services revenues. Included in operating revenues are separately-identified fuel surcharges of $66.6 million for the thirty-nine weeks ended September 28, 2019 compared to $60.5 million for the thirty-nine weeks ended September 29, 2018. Consolidated income from operations decreased $16.0 million, or 24.3%, to $49.9 million during the thirty-nine week period ended September 28, 2019 compared to $65.9 million during the same period last year. Revenues from our transportation segment increased $63.8 million, or 9.3%, while income from operations decreased $23.7 million, or 73.3%, compared to the same period last year. The decrease in income was primarily attributable to $27.0 million in litigation charges. In our logistics segment, revenues decreased $2.9 million, or 0.7%, over the same period last year and income from operations increased $8.0 million, or 24.3%. The increase in operating income was primarily attributable to improved operating performance in our dedicated transportation businesses as well as our operations supporting Class 8 heavy-truck production, partially offset by the impact of the UAW labor strike against General Motors. The impact of the UAW labor strike is estimated to have reduced revenue by $5.1 million and operating income by $4.0 million.

Operating revenues from truckload services decreased $46.9 million to $193.1 million during the thirty-nine weeks ended September 28, 2019, compared to $240.1 million for the same period last year. Included in truckload revenues for the recently completed thirty-nine week period were $20.3 million in separately identified fuel surcharges compared to $26.2 million during the same period last year.  The decrease in truckload services reflects a 19.0% decrease in the number of loads hauled and a 0.6% decrease in average operating revenue per load, excluding fuel surcharges. During the thirty-nine weeks ended September 28, 2019, Universal moved 179,025 loads compared to 220,961 during the same period last year.

Revenues during the thirty-nine weeks ended September 28, 2019 from brokerage services increased $0.2 million, or 0.1%, to $269.7 million compared to $269.4 million one year earlier. The growth is primarily due to a 9.6% increase in the number of brokerage loads moved, which was partially offset by a 9.2% decrease in the average operating revenue per load. During the thirty-nine weeks ended September 28, 2019, Universal moved 172,391 loads, compared to 157,246 loads during the same period last year.

Intermodal services revenues increased $110.9 million, or 66.3%, to $278.0 million during the thirty-nine weeks ended September 28, 2019, up from $167.2 million during the same period last year. Intermodal revenues included $114.6 million of incremental acquisition related revenue.  Intermodal revenues during the thirty-nine weeks ended September 28, 2019 also included $33.6 million in separately identified fuel surcharges, compared to $19.3 million during the same period last year.  The growth is also due to increases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled. During the thirty-nine weeks ended September 28, 2019, Universal moved 484,539 intermodal loads, compared to 311,907 loads during the same period last year, an increase of 55.3%, while also increasing its average operating revenue per load, excluding fuel surcharges, by 6.3%.

Operating revenues from dedicated services during the thirty-nine weeks ended September 28, 2019 decreased to $105.6 million compared to $106.9 million one year earlier. Dedicated services revenues included $12.5 million in separately identified fuel surcharges in the thirty-nine weeks ended September 28, 2019 compared to $13.2 million during the same period last year. The decrease in operating revenues was primarily attributable to the impact the labor strike had on operations supporting General Motors.

Value-added services revenues decreased $2.1 million to $289.6 million in the thirty-nine weeks ended September 28, 2019. This compares to $291.7 million from value-added services one year earlier. Operations supporting passenger vehicle programs declined during the period due to extended plant shut-downs and reduced production during ramp up as well as the halt in production due to the UAW labor strike, while those supporting heavy-truck production continued to record strong growth. Value-added operations supporting heavy-truck production grew $9.0 million in the thirty-nine weeks ending September 28, 2019 compared to the same period in the previous year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirty-nine weeks ended September 28, 2019 increased by $13.1 million, or 2.5%, to $539.6 million from $526.5 million for the thirty-nine weeks ended September 29, 2018. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  For the thirty-nine weeks ended September 28, 2019, transportation-related services revenues increased 8.0% compared to the same period last year. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 47.5% for the thirty-nine weeks ended September 28, 2019 from 49.0% during the same period last year. The decrease was primarily attributable to an increase in the mix of intermodal revenues, where the cost of transportation is typically lower than our other transportation businesses. As a percentage of revenues, intermodal services increased to 24.5% in the thirty-nine weeks ended September 28, 2019 compared to 15.5% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirty-nine weeks ended September 28, 2019 increased by $18.2 million, or 7.0%, to $278.8 million compared to $260.5 million for the thirty-nine weeks ended September 29, 2018. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. However, in the first thirty-nine weeks of 2019, we experienced extended plant shutdowns in operations supporting passenger vehicles, and thus value-added revenues associated with those operations were lower compared to the prior year. Included in the thirty-nine weeks ended September 28, 2019 were $14.3 million of incremental costs attributable to recently completed acquisitions.  Additional increases in direct personnel and related benefits were the result of increases in labor costs in our dedicated transportation businesses, value-added operations supporting heavy-truck production, as well as company-managed brokerage operations. As a percentage of operating revenues, personnel and related benefits expenses increased to 24.5% for the thirty-nine weeks ended September 28, 2019, compared to 24.2% during the same period last year, reflecting a decrease in the mix of value-added services revenue as a percentage of total operating revenues. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $1.4 million, or 1.6%, to $92.0 million for the thirty-nine weeks ended September 28, 2019 compared to $90.5 million for the thirty-nine weeks ended September 29, 2018. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements of the increase included increases of $1.9 million in vehicle maintenance, $1.6 million in bad debt expense, $0.6 million in permit expense, and $0.7 million in travel and entertainment. These increases were partially offset by decreases of $2.7 million in operating supplies and material costs in operations supporting heavy-truck programs and $0.7 million in fuel expense on company tractors.

Commission expense. Commission expense for the thirty-nine weeks ended September 28, 2019 decreased by $4.6 million, or 16.3%, to $23.7 million from $28.3 million for the thirty-nine weeks ended September 29, 2018. Commission expense decreased due to decreased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense decreased to 2.1% compared to 2.6% for the thirty-nine weeks ended September 29, 2018.

Occupancy expense. Occupancy expenses increased by $4.9 million, or 21.9%, to $27.5 million for the thirty-nine weeks ended September 28, 2019 compared to $22.6 million for the thirty-nine weeks ended September 29, 2018. The increase was primarily attributable to an increase in building rents due to new locations added from the acquisitions made in 2018 and 2019.

General and administrative. General and administrative expense increased by $7.0 million, or 29.8%, to $30.3 million from $23.4 million in the thirty-nine weeks ended September 29, 2018. The increase was attributable to a $4.1 million increase in salaries and wages as well as a $3.6 million increase in professional fees. Included in the increase in professional fees was a $2.2 million charge for ongoing litigation. The remaining portion of the increase was primarily attributable to general and administrative expense from recent acquisitions. As a percentage of operating revenues, general and administrative expense increased to 2.7% for the thirty-nine weeks ended September 28, 2019 compared to 2.2% for the thirty-nine weeks ended September 29, 2018.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended September 28, 2019 increased by $23.0 million to $41.2 million from $18.2 million for the thirty-nine weeks ended September 29, 2018. The increase was primarily attributable to a $24.8 million charge for a previously disclosed legal settlement. As a percentage of operating revenues, insurance and claims increased to 3.6% for the thirty-nine weeks ended September 28, 2019 compared to 1.7% for the thirty-nine weeks ended September 29, 2018.

Depreciation and amortization. Depreciation and amortization expense for the thirty-nine weeks ended September 28, 2019 increased by $13.7 million, or 34.7%, to $53.1 million from $39.4 million for the thirty-nine weeks ended September 29, 2018. During the thirty-nine weeks ended September 28, 2019, depreciation expense increased $4.4 million and amortization expense increased $9.3 million. The increase in depreciation expense is attributable to continued recapitalization of our fleet, while the increase in amortization expense is attributable to amortization of intangible assets acquired in connection with Universal’s 2018 and 2019 acquisitions.

Interest expense, net. Net interest expense was $12.5 million for the thirty-nine weeks ended September 28, 2019 compared to $9.8 million for the thirty-nine weeks ended September 29, 2018. The increase of net interest expense reflects an increase in outstanding borrowings. As of September 28, 2019, our outstanding borrowings were $388.8 million compared to $330.4 million at September 29, 2018.

Other non-operating income. Other non-operating income for the thirty-nine weeks ended September 28, 2019 was $1.2 million compared to $1.7 million for the thirty-nine weeks ended September 29, 2018. Included in other non-operating income in the thirty-nine weeks ended September 28, 2019 were $1.0 million of gains on marketable securities compared to $0.3 million in gains in the thirty-nine weeks ended September 29, 2018. Additionally, included in the thirty-nine weeks ended September 29, 2018 were gains of $1.0 million from life insurance policies compared to none in the same period this year.

Income tax expense. Income tax expense for the thirty-nine weeks ended September 28, 2019 was $9.7 million compared to $14.6 million for the thirty-nine weeks ended September 29, 2018, based on an effective tax rate of 25.2% and 25.3%, respectively. The decrease in income tax expense is attributable to a decrease in taxable earnings as well as a slight decrease in the effective tax rate.

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

During the thirty-nine weeks ended September 28, 2019, our capital expenditures totaled $60.8 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2019, exclusive of any acquisitions of businesses, we expect our capital expenditures to be in the range of 4% to 5% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After taking into account the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  On October 24, 2019, our Board of Directors declared Universal’s fourth quarter cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on December 2, 2019 and expected to be paid on January 2, 2020. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant. During the year ended December 31, 2018, we paid a total of $0.385 per common share, or $10.9 million.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

In August 2019, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock through a “Dutch auction” tender offer. Subject to certain limitations and legal requirements, we could repurchase up to an additional 2% of our outstanding shares. Following the expiration of the tender offer, we accepted 1,101,597 shares tendered through this offer for purchase at a final purchase price of $22.50 per share, for a total purchase price of approximately $24.8 million. The tender offer expired on September 13, 2019. We used funds borrowed under our existing line of credit and from our available cash and cash equivalents to fund the purchase of the accepted shares.

A predecessor to a subsidiary of the Company was a party to a legal proceeding captioned Denton v. UACL, et al. (the “Denton Litigation”). The Company resolved the Denton Litigation on September 24, 2019 (the “Final Denton Settlement”). Under the terms of the Final Denton Settlement, the Company agreed to pay plaintiffs $36 million in cash, exclusive of amounts previously paid. The settlement was funded on October 23, 2019 using funds borrowed under our existing line of credit and from our available cash and cash equivalents.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility (the “Credit Facility”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At September 28, 2019, we were in compliance with all covenants under the Credit Facility, and $134.4 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.18% to 5.13%. At September 28, 2019, we were in compliance with all covenants.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At September 28, 2019, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of September 28, 2019, and the maximum available borrowings were $5.0 million.

Discussion of Cash Flows

At September 28, 2019, we had cash and cash equivalents of $6.5 million compared to $5.7 million at December 31, 2018.  Operating activities provided $132.0 million in net cash, and we used $77.1 million in investing activities and $54.2 million in financing activities.

The $132.0 million in net cash provided by operations was primarily attributed to $28.8 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gains on marketable equity securities and equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $75.3 million, net.  Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $27.8 million. The primary drivers behind the decrease in working capital were increases in accruals for insurance and claims, trade accounts payable, accrued expenses and other current liabilities and affiliated transactions, as well as decreases in trade accounts receivables and prepaid expenses and other asses.  These were partially offset by principal reductions in operating lease liabilities during the period.  Affiliate transactions increased net cash provided by operating activities by $4.5 million. This increase in net cash resulted from a decrease in accounts receivable to affiliates of $1.9 million and an increase in accounts payable from affiliates of $2.6 million.

The $77.1 million in net cash used in investing activities consisted of $60.8 million in capital expenditures and $22.5 million for the acquisition of Michael’s Cartage and payment of acquisition related liabilities.  These uses were partially offset by $5.0 million in proceeds from the sale of equipment and $1.2 million in proceeds from the sale of marketable securities.

We used $54.2 million in financing activities during the thirty-nine weeks ended September 28, 2019.  We paid $24.8 million for purchases of common stock through a “Dutch auction” tender offer and cash dividends of $15.0 million.  At September 28, 2019, we had outstanding borrowings totaling $388.8 million compared to $403.2 million at December 31, 2018.  During the period, we made net repayments on our revolving lines of credit and margin facility totaling $15.5 million and borrowed an additional $45.4 million for new equipment.  We also made term loan, and equipment and real estate note payments totaling $44.2 million during the period.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended September 28, 2019. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2019, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 28, 2019 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company was plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. (“Dalton”) in the United States District Court for the Southern District of Texas. The Company was seeking approximately $1.9 million in damages from a debtor relating to unpaid freight charges. In response to the filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: One in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million, but ignored the $1.9 million jury award in favor of Universal.  The Company believes this ruling was in error and further believes the jury erred in their findings of any damages against Universal.  The Company has filed an appeal with the United States Court of Appeals for the Fifth Circuit to overturn the verdict and the judgment.  Enforcement of the judgment has been stayed pending the outcome of the appeal.  The Company currently estimates the possible range of financial exposure in the matter to be between $0 and $5.7 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $4.0 million, which is inclusive of any interest owed on the verdict.  While we cannot predict with any certainty the outcome of this litigation, management does not believe the outcome will have a material adverse effect on our business, financial condition, results of operations or cash flows.

As previously disclosed, a predecessor to a subsidiary of the Company was a party to a legal proceeding captioned Denton v. UACL, et al. (the “Denton Litigation”). The Company resolved the Denton Litigation on September 24, 2019 (the “Final Denton Settlement”). Under the terms of the Final Denton Settlement, the Company agreed to pay plaintiffs $36 million in cash, exclusive of amounts previously paid, based on an opinion issued by the Appellate Court of Illinois First Judicial District on September 24, 2019 affirming the trial court judgment. In connection with the Final Denton Settlement, the Company recorded a pre-tax charge to net income of $24.8 million in the third quarter of 2019.  On October 23, 2019, the Company funded the $36.0 million payment. The Company’s participation in the Final Denton Settlement does not constitute an admission by the Company of any fault or liability, and the Company does not admit any fault or liability.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its Common Stock during the period from June 30, 2019 to September 28, 2019, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
June 30, 2019 - July 27, 2019	-	$-	-	751,153
July 28, 2019 - Aug. 24, 2019	-	-	-	751,153
Aug. 25, 2019 - Sept. 28, 2019	1,101,597	22.50	-	751,153
Total	1,101,597	$22.50	-	751,153

On June 30, 2014, the Company announced that it had been authorized to purchase up to 800,000 shares of its Common Stock from time to time in the open market.  As of September 28, 2019, the Company may purchase 751,153 shares of its common stock under this authorization.  No specific expiration date has been assigned to the authorization.

On August 5, 2019, the Company’s announced that its Board of Directors authorized the repurchase of up to 300,000 shares of common stock through a “Dutch auction” tender offer. Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares. The tender offer began on the date of the announcement, August 5, 2019 and was set to expire September 3, 2019. On August 27, 2019, the Company’s announced an amendment to the tender offer to increase the number of shares it was authorized to repurchase up to 600,000 shares and extended the expiration to September 13, 2019.  Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $21.00 to $24.00 per share. Following the expiration of the tender offer, 1,101,597 shares were purchased through this offer at a final purchase price of $22.50 per share for a total purchase price of approximately $24.8 million, excluding fees and commission.

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: November 7, 2019	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer

Date: November 7, 2019	By:	/s/ Jeff Rogers
Jeff Rogers Chief Executive Officer