Form 10-K
period 2019-12-31
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2020-03-16
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 29, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2019, as reported by The Nasdaq Stock Market, was approximately $184.7 million (assuming, but not admitting for any purpose, that all (a) directors and executive officers of the registrant are affiliates, and (b) the number of shares held by such directors and executive officers does not include shares that such persons could have acquired within 60 days of June 29, 2019).

The number of shares of common stock, no par value, outstanding as of March 9, 2020, was 27,238,448.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

UNIVERSAL LOGISTICS HOLDINGS, INC.

2019 ANNUAL REPORT ON FORM 10-K

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

On November 5, 2019, the Company acquired Roadrunner Intermodal Services, LLC, Morgan Southern, Inc., Wando Trucking, LLC, and Central Cal Transportation, LLC (collectively, “Roadrunner Intermodal”). Roadrunner Intermodal is a nationwide drayage provider, servicing major port and rail locations throughout the United States.

At December 31, 2019, we had an agent network totaling approximately 313 agents, and we operated 64 company-managed terminal locations and serviced 55 value-added programs at locations throughout the United States and in Mexico, Canada and Colombia.

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

Truckload. Our truckload services include dry van, flatbed, heavy-haul and refrigerated operations. Truckload services represented approximately $251.6 million, or 16.6%, of our operating revenues in 2019. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries. Our transportation services are provided through a network of owner-operators and employee drivers.

Brokerage.  We provide customers freight brokerage services by utilizing third-party transportation providers to transport goods.  Brokerage services also include full service domestic and international freight forwarding, and customs brokerage.  In 2019, brokerage services represented approximately $354.9 million, or 23.5%, of our operating revenues.

Intermodal. Intermodal operations include steamship-truck, rail-truck, and support services. Intermodal support services represented $390.3 million, or 25.8%, of our operating revenues in 2019. Our intermodal support services are primarily short-to-medium distance delivery of both international and domestic containers between the port or railhead and the customer and drayage services.

Dedicated.  Our dedicated services are primarily provided in support of automotive customers using van equipment.  Dedicated services also include our final mile and ground expedited services.  In 2019, dedicated services represented approximately $138.7 million, or 9.2%, of our operating revenues. Our dedicated services are primarily short run or round-trip moves within a defined geographic area provided through a network of union and non-union employee drivers, owner-operators, and contract drivers.

Value-Added. Our value-added services, which are typically dedicated to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management. Value-added services represented approximately $376.5 million, or 24.9%, of our operating revenues in 2019. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains.

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

Target further penetration of key customers in the North American automotive industry. The automotive industry is one of the largest users of global outsourced logistics services, providing us growth opportunities with both existing and new customers. Of our customers generating revenues greater than $100,000 per year, this sector comprised approximately 27% of operating revenues in 2019. We intend to capitalize on anticipated continued growth in outsourcing of higher value logistics services in the automotive sector such as sub-assembly and sequencing, which link directly into production lines and require specialized capabilities, technological expertise and strict quality controls.

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

In December 2017, federal regulations mandated the use of electronic logging devices (ELDs) across our industry. In December 2019, the next phase of the ELD mandate went into effect requiring carriers previously grandfathered-in for the use of automatic on-board recording devices to switch to ELDs for logging hours of service. These devices have arguably reduced effective industry capacity to date by more strictly enforcing a driver’s hours of service and, as a result, miles that can be driven each day. We are using ELDs in our entire fleet and have adapted our network and customer base to the utilization constraints.

The transportation industry is continuously impacted by new rules and regulations intended to improve the overall safety of the industry. Compliance with such increasingly complex rules continues to constrain the supply of qualified drivers.  We believe that our industry will continue to be hindered by an insufficient quantity of qualified drivers which creates significant competition for this declining pool.

Customers

Revenue is generated from customers throughout the United States, and in Mexico, Canada and Colombia. Our customers are largely concentrated in the automotive, steel, oil and gas, alternative energy and manufacturing industries.

A significant percentage of our revenues is derived from the domestic auto industry. Of our customers generating revenues greater than $100,000 per year, aggregate sales in the automotive industry totaled 27%, 36% and 40% of revenues during the fiscal years ended December 31, 2019, 2018 and 2017, respectively. During 2019, 2018 and 2017, General Motors accounted for approximately 12%, 13% and 16% of our total operating revenues, respectively.  Sales to our top 10 customers, including General Motors, totaled 39% in 2019.  A significant percentage of our revenue also results from our providing capacity to other transportation companies that aggregate loads from a variety of shippers in these and other industries.

Independent Contractor Network

We utilize a network of agents and owner-operators located throughout the United States and in Ontario, Canada. These agents and owner-operators are independent contractors.

A significant percentage of the interaction with our shippers is provided by our agents. Our agents solicited and controlled approximately 32% of the freight we hauled in 2019, with the balance of the freight being generated by company-managed terminals, full service freight forwarding and customs house brokerage offices. Our top 100 agents in 2019 generated approximately 21% of our annual operating revenues. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is acutely aware of the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

Revenue Equipment

The following table represents our equipment used to provide transportation services as of December 31, 2019:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	1,514	3,517	5,031
Yard Tractors	217	-	217
Trailers	3,932	1,782	5,714
Chassis	3,293	1	3,294
Containers	738	-	738

Employees and Contractors

As of December 31, 2019, we had 6,541 employees. During the year ended December 31, 2019, we also engaged, on average, the full-time equivalency of 1,487 individuals on a contract basis. As of December 31, 2019, approximately 29% of our employees in the United States, Canada and Colombia and 86% of our employees in Mexico were members of unions and subject to collective bargaining agreements. We believe our union and employee relationships are good.

Risk Management and Insurance

Our customers and federal regulations generally require that we provide insurance for auto liability and general liability claims up to $1.0 million per occurrence. Accordingly, in the United States, we purchase such insurance from a licensed casualty insurance carrier, which is a related party, providing a minimum $1.0 million of coverage for individual auto liability and general liability claims. We are generally self-insured for auto and general liability claims above $1.0 million, unless riders are sought to satisfy individual customer or vendor contract requirements. In certain of our businesses, we have secured additional auto liability coverage where we are self-insured for claims above $7.0 million. In Mexico, our operations and investment in equipment are insured through an internationally recognized, third-party insurance underwriter.

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

Technology

We use multifaceted software tools and hardware platforms that support seamless integration with the IT networks of our customers and vendors through electronic data exchange systems. These tools enhance our relationships and ability to effectively communicate with customers and vendors. Our tools and platforms provide real-time, web-based visibility into the supply chains of our customers.

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

Government Regulation

Our operations are regulated and licensed by various U.S. federal and state agencies, as well as comparable agencies in Mexico, Canada, and Colombia. Interstate motor carrier operations are subject to the broad regulatory powers, to include drug and alcohol testing, safety and insurance requirements, prescribed by the Federal Motor Carrier Safety Administration (FMCSA), which is an agency of the U.S. Department of Transportation (DOT). Matters such as weight and equipment dimensions also are subject to United States federal and state regulation. We operate in the United States under operating authority granted by the DOT. We are also subject to regulations relating to testing and specifications of transportation equipment and product handling requirements. In addition, our drivers and owner-operators must have a commercial driver’s license and comply with safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing.

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

A significant portion of our larger customers are concentrated in the North American automotive industry. For customers generating annual revenues over $100,000, 27% of our revenues were derived from customers in the North American automotive industry during 2019. Our business and growth largely depend on continued demand for its services from customers in this industry.  Any future downturns in North American automobile production, which also impacts our steel and metals customers, could similarly affect our revenues in future periods.

Our business derives a large portion of revenue from a few major customers, and the loss of any one or more of them as customers, or a reduction in their operations, could have a material adverse effect on our business.

A large portion of our revenue is generated from a limited number of major customers concentrated in the automotive, steel and metals, and energy industries. Our top 10 customers accounted for approximately 39% of our operating revenues during 2019. Our contracts with customers generally contain cancellation clauses, and there can be no assurance that these customers will continue to utilize our services or that they will continue at the same levels. Further, there can be no assurance that these customers will not be affected by a future downturn in demand, which would result in a reduction in their operations and corresponding need for our services. Moreover, our customers may individually lose market share, apart from general economic trends. If our major customers lose U.S. market share, they may have less need for services. A reduction in or termination of services by one or more of our major customers could have a material adverse effect on our business and results of operations.

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

A substantial number of our employees and of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Each of our unionized facilities has a separate agreement with the union that represents the workers at only that facility. During 2019, a labor strike by the United Auto Workers of its employees at the facilities of our largest customer, General Motors, caused an extended shutdown of General Motors’ manufacturing operations and, in turn, materially and adversely impacted our operating results during the third and fourth quarters of 2019. Any future labor disputes involving either us or our customers could similarly affect our operations. If the UAW and our automotive customers and their suppliers are unable to negotiate new contracts in the future and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability. As of December 31, 2019, approximately 29% of our employees in the United States, Canada and Colombia, and 86% of our employees in Mexico were members of unions and subject to collective bargaining agreements.

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

We face litigation risks regarding a variety of issues, including without limitation, accidents involving our trucks and employees, alleged violations of federal and state labor and employment laws, securities laws, environmental liability and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts. Recent jury awards in the trucking industry have reached into the tens and even hundreds of millions of dollars.  Trends in such awards, commonly referred to as nuclear verdicts, could adversely affect our ability to obtain suitable insurance coverage or could significantly increase our cost for obtaining such coverage, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

The U.S. Federal Motor Carrier Safety Administration, or FMCSA, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, drug and alcohol testing, safety and insurance requirements. Our owner-operators must comply with the safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing and hours-of-service. There also are regulations specifically relating to the trucking industry, including testing and specifications of equipment and product handling requirements. These measures could disrupt or impede the timing of our deliveries and we may fail to meet the needs of our customers. The cost of complying with these regulatory measures, or any future measures, could have a materially adverse effect on our business or results of operations.

A determination that owner-operators are employees, rather than independent contractors, could expose us to various liabilities and additional costs.

Federal and state legislation as well as tax and other regulatory authorities often seek to assert that independent contractors in the transportation service industry, such as our owner-operators, are employees rather than independent contractors. For example, on September 18, 2019, the state of California passed Assembly Bill 5 (AB5) which codified a standard test for determining a worker’s status as an employee or independent contractor for purposes of determining employee benefits such as paid vacation, sick leave, meals and rest breaks, and overtime, known as the ABC test. The ABC test is generally thought to lower the threshold for classifying a worker as an employee as opposed to an independent contractor. AB 5 was scheduled to go into effect on January 1, 2020; however, a California Federal District judge issued a preliminary injunction enjoining California from enforcing AB 5 as to motor carriers. California can appeal the decision to grant the preliminary injunction.

While new in California, versions of the ABC test have existed in a number of other states over the years and have been challenged in various courts as violating the federal government’s exclusive right to regulate motor carriers in interstate commerce. There can be no assurance that these interpretations and tax laws that consider these persons independent contractors will not change, that other federal or state legislation will not be enacted or that various authorities will not successfully assert a position that reclassifies independent contractors to be employees. If our owner-operators are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

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

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. We also face additional risks associated with our Mexico business, including potential restrictive trade policies and imposition of any import or export tariffs, taxes, duties or fees, as well as potential disruptions or delays at border crossings due to immigration-related issues or other factors. If we are unable to address business concerns related to our international operations in a timely and cost efficient manner, our financial position, results of operations or cash flows could be adversely affected. The agreement permitting cross border movements for both United States and Mexican based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

Our business may be harmed by public health crises, terrorist attacks, future war or anti-terrorism measures.

The rapid spread of a contagious illness such as the coronavirus, or fear of such an event, could significantly disrupt global and domestic supply chains for our customers or result in various travel restrictions, any of which could have a material adverse effect on our business and results of operations. It is unknown how extensive supply chains may be affected by the currently developing situation with the coronavirus. In addition, in order to prevent terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Our international operations in Canada and Mexico may be affected significantly if there are any disruptions or closures of border traffic due to security measures. Such measures may have costs associated with them, which, in connection with the transportation services we provide, we or our owner-operators could be forced to bear. Further, a public health crisis, terrorist attack, war, or risk of such an event also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenue or restrict our future growth. Instability in the financial markets as a result of a health pandemic, terrorism or war also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

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

Discontinuation, reform or replacement of LIBOR may adversely affect our variable rate debt.

Borrowings under our credit facilities are at variable rates of interest, primarily based on London Interbank Offered Rate (“LIBOR”). LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve Board and other central banks, the supply of and demand for credit in the London interbank market, and general economic conditions. In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of 2021. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate; however, we can provide no assurance that market-accepted rates and transition methodologies will be available and finalized at the time of LIBOR cessation. If clear market standards and transition methodologies have not been developed by the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our credit facilities. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our earnings and cash flows.

Risks Related to Our Common Stock

Because Matthew T. Moroun and Manuel J. Moroun hold a controlling interest in us, the influence of our public shareholders over significant corporate actions is limited, and we are not subject to certain corporate governance standards that apply to other publicly traded companies.

As of December 31, 2019, Matthew T. Moroun, the Chairman of our Board of Directors, and Manuel J. Moroun, a member of our Board of Directors, together own approximately 71% of our outstanding common stock. As a result, the Moroun family has the power to:

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

We are headquartered and maintain our corporate administrative offices in Warren, Michigan.  We own our corporate administrative offices, as well as 23 terminal yards and other properties in the following locations: Dearborn, Michigan; Romulus, Michigan; Jacksonville, Florida; Garden City, Georgia; Harvey, Illinois; Gary, Indiana; Louisville, Kentucky; Albany, Missouri; Rural Hall, North Carolina; South Kearny, New Jersey; Cleveland, Ohio; Columbus, Ohio; Reading, Ohio; Latty, Ohio; York County, Pennsylvania; Wall, Pennsylvania; Mount Pleasant, South Carolina; Memphis, Tennessee; Dallas, Texas; Houston, Texas; Millwood, West Virginia and Clearfield, Utah.

As of December 31, 2019, we also leased 113 operating, terminal and yard, and administrative facilities in various U.S. cities located in 25 states, in Milton, Ontario; Windsor, Ontario; and in San Luis Potosí, Mexico. Generally, our facilities are utilized by both of our operating segments for various administrative, transportation-related or value-added services.  We also deliver value-added services under our logistics segment inside or linked to 29 facilities provided by customers.  Certain of our leased facilities are leased from entities controlled by our majority shareholders.  These facilities are leased on either a month-to-month basis or extended terms. For more information on our lease arrangements, see Part II, Item 8: Notes 11, 13 and 16 to the Consolidated Financial Statements.

ITEM 3:	LEGAL PROCEEDINGS

The Company was plaintiff in a lawsuit that was filed on June 11, 2015 against, among others, Dalton Logistics, Inc. (“Dalton”) in the United States District Court for the Southern District of Texas. The Company was seeking approximately $1.9 million in damages from a debtor relating to unpaid freight charges. In response to the filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: one in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million, but ignored the $1.9 million jury award in favor of Universal.  The Company filed an appeal with the United States Court of Appeals for the Fifth Circuit to overturn the verdict and the judgment.  On January 3, 2020, the appellate court upheld the verdict and the judgement against Universal.  In connection with the ruling, the Company recorded a pre-tax charge to net income of $2.9 million in the fourth quarter of 2019.  The Company expects to fund the $5.7 million judgement, plus $0.8 million of accrued interest, in the first quarter of 2020.

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

As of March 9, 2020, there were approximately 14 record holders of our common stock, based upon data available to us from our transfer agent.  We believe, however, that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

On February 21, 2018, our Board of Directors approved an increase in the Company’s annual cash dividend policy from $0.28 per share to $0.42 per share beginning in 2018. In addition, under our current dividend policy, after taking into account the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  The Board of Directors did not declare a special dividend in the first quarter of 2020.

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

Purchases of Equity Securities by the Issuer

On June 30, 2014, the Company announced that it had been authorized to purchase up to 800,000 shares of its common stock from time to time in the open market. As of December 31, 2019, the Company may purchase 751,153 shares of its common stock under this authorization. No specific expiration date has been assigned to the authorization.

There were no purchases of our equity securities by or on behalf of us or any affiliated purchaser within the fourth quarter of 2019.

Performance Graph

The graph below matches Universal Logistics Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Universal Logistics Holdings, Inc.
NASDAQ Composite
NASDAQ Transportation

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Universal Logistics Holdings, Inc.	100.00	49.94	59.30	87.71	67.80	73.20
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ Transportation	100.00	86.61	104.22	128.89	117.83	137.84

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented. The selected historical balance sheet data at December 31, 2019, 2018, 2017, 2016 and 2015 and the selected historical statement of income data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.  The following financial and operating data may not be indicative of our future performance.

	Years ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$1,511,998	$1,461,708	$1,216,665	$1,072,751	$1,128,773
Operating expenses:
Purchased transportation and equipment rent	723,079	716,019	577,485	509,775	567,558
Direct personnel and related benefits	368,243	354,654	314,364	265,316	222,454
Operating supplies and expenses	120,767	122,736	115,420	103,013	113,545
Commission expense	31,204	37,381	33,213	32,350	37,844
Occupancy expense	36,645	30,701	30,575	31,923	27,004
General and administrative (1)	44,497	31,523	31,518	29,368	30,687
Insurance and claims (1)	47,418	30,475	41,881	17,724	21,413
Depreciation and amortization	74,765	54,425	46,995	36,702	34,873
Total operating expenses	1,446,618	1,377,914	1,191,451	1,026,171	1,055,378
Income from operations	65,380	83,794	25,214	46,580	73,395
Interest income	73	76	92	157	55
Interest expense	(17,085)	(14,669)	(9,538)	(8,266)	(9,235)
Other non-operating income	1,818	188	1,373	934	790
Income before for income taxes	50,186	69,389	17,141	39,405	65,005
Income tax (benefit) expense	12,600	17,211	(11,012)	15,161	25,004
Net income	$37,586	$52,178	$28,153	$24,244	$40,001
Earnings per common share:
Basic	$1.34	$1.84	$0.99	$0.85	$1.37
Diluted	$1.34	$1.84	$0.99	$0.85	$1.37
Weighted average number of common shares outstanding:
Basic	28,069	28,383	28,425	28,411	29,233
Diluted	28,070	28,390	28,428	28,411	29,235
Dividends declared per common share	$0.42	$0.53	$0.28	$0.28	$0.28
Balance Sheet Data (at end of period):
Cash and cash equivalents	$7,726	$5,727	$1,672	$1,755	$12,930
Total assets	$987,997	$843,147	$610,592	$570,457	$503,155
Total debt	$459,729	$403,155	$249,239	$262,850	$234,913

	Years ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share information, operating data and percentages)
Other Data:
EBITDA (2)	$141,963	$138,407	$73,582	$84,216	$109,058
Adjusted EBITDA (2)	$171,955	$147,407	$90,937	$84,216	$109,058
Operating margin (3)	4.3%	5.7%	2.1%	4.3%	6.5%
Adjusted operating margin (2) (3)	6.3%	6.3%	3.5%	4.3%	6.5%
EBITDA margin (2) (3)	9.4%	9.5%	6.0%	7.9%	9.7%
Adjusted EBITDA margin (3)	11.4%	10.1%	7.5%	7.9%	9.7%
Return on average assets (4)	4.1%	7.2%	4.8%	4.5%	7.8%
Average number of employees	6,438	7,283	7,253	5,573	4,397
Average number of full time equivalents	1,487	1,405	1,731	2,172	1,606
Average number of tractors	4,690	4,057	3,996	4,335	4,142
Number of value-added programs	55	50	50	47	49
Number of agents (5)	211	230	232	253	264
Operating revenues per loaded mile (6)	$3.70	$3.38	$2.89	$2.72	$2.96
Operating revenues per load (6)	$657	$859	$822	$730	$809
Average length of haul (in miles) (6)	177	254	284	269	274
Fuel surcharge revenues (where separately identified)	$89,646	$85,061	$59,511	$50,869	$75,743

(1)	See Item 8, Note 16 to the Consolidated Financial Statements for further information on settled legal matters.
(2)	Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a discussion of our non-GAAP financial measures and a reconciliation of such measures to the most comparable GAAP measure.
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
(6)

Includes fuel surcharges, where separately identifiable, and excludes data from our freight forwarding division in order to improve the relevance of the statistical data related to our brokerage services and improve the comparability to our peer companies.  Also excludes final mile delivery and shuttle service loads.

Non-GAAP Financial Measures

In addition to providing consolidated financial statements based on generally accepted accounting principles in the United States of America (GAAP), we are providing additional financial measures that are not required by or prepared in accordance with GAAP (non-GAAP). We present adjusted income from operations; earnings before interest, taxes, depreciation and amortization expenses (EBITDA); adjusted EBITDA; adjusted operating margin; EBITDA margin; and adjusted EBITDA margin as supplemental measures of our performance. We define adjusted income from operations as income from operations adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, including charges related to certain litigation taken in 2019, 2018 and 2017. We define EBITDA as net income plus (i) interest expense, net, (ii) provision for income taxes and (iii) depreciation and amortization. Adjusted EBITDA is further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, including charges taken related to certain litigation in 2019, 2018 and 2017. Adjusted operating margin, EBITDA margin, and adjusted EBITDA margin are computed by dividing adjusted income from operations, EBITDA, and adjusted EBITDA, respectively, by total operating revenues. The comparable GAAP measure, operating margin, is computed by dividing income from operations by total operating revenues.

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

	Years ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share information, operating data and percentages)
Adjusted income from operations
Income from operations	$65,380	$83,794	$25,214	$46,580	$73,395
Litigation charges (1)	29,992	9,000	17,355	—	—
Adjusted income from operations	$95,372	$92,794	$42,569	$46,580	$73,395
Adjusted EBITDA
Net income	$37,586	$52,178	$28,153	$24,244	$40,001
Income tax (benefit) expense	12,600	17,211	(11,012)	15,161	25,004
Interest expense, net	17,012	14,593	9,446	8,109	9,180
Depreciation and amortization	74,765	54,425	46,995	36,702	34,873
EBITDA	141,963	138,407	73,582	84,216	109,058
Litigation charges (1)	29,992	9,000	17,355	—	—
Adjusted EBITDA	$171,955	$147,407	$90,937	$84,216	$109,058

(1)	Represents charges recorded in 2019, 2018 and 2017 related to certain litigation.

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

Our network of agents and owner-operators is located throughout the United States and in Ontario, Canada, and we operate, manage or provide services at 119 logistics locations in the United States, Mexico, Canada and Colombia. Twenty-nine of our value-added service operations are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production processes. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. To support our asset-light business model, we generally coordinate the duration of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. Our owner-operators provided us with 3,517 tractors and 1,782 trailers.  We own 1,731 tractors, 3,932 trailers, 3,293 chassis and 738 containers.  Our agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue or gross profit they generate for us and who bring an entrepreneurial spirit to our business.  Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation companies.

As of December 31, 2019, we employed 6,541 people in the United States, Mexico, Canada, and Colombia, including 2,174 employees subject to collective bargaining agreements. We also engaged contract staffing vendors to supply an average of 1,487 additional personnel on a full-time-equivalent basis.

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

Direct personnel and related benefits. Direct personnel and related benefits include the salaries, wages and fringe benefits of our employees, as well as costs related to contract labor utilized in selling and operating activities.  These costs are a significant component of our cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. As of December 31, 2019, approximately 29% of our employees in the United States, Canada and Colombia, and 86% of our employees in Mexico were subject to collective bargaining agreements. Any changes in union agreements will affect our personnel and related benefits cost. The operations in the United States, Mexico and Canada that are subject to collective bargaining agreements have separate, individualized agreements with several different unions that represent employees in these operations. While there are some facilities with multiple unions, each collective bargaining agreement with each union covers a single facility for that union. Such agreements have expiration dates that are generally independent of other collective bargaining agreements and include economics and operating terms tailored to the specific operational requirements of a customer. Our operation in Mexico provides competitive compensation within the Mexican statutory framework for managerial and supervisory personnel.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these service categories for the years ended December 31, 2019, 2018 and 2017, presented as a percentage of total operating revenues:

	Years ended December 31,
	2019	2018	2017
Operating revenues:
Truckload services	16.6%	21.5%	24.9%
Brokerage services	23.5%	25.1%	22.9%
Intermodal services	25.8%	17.2%	12.6%
Dedicated services	9.2%	9.9%	9.8%
Value-added services	24.9%	26.3%	29.8%
Total operating revenues	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, presented as a percentage of operating revenues:

	Years ended December 31,
	2019	2018	2017
Operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	47.8	49.0	47.5
Direct personnel and related benefits	24.4	24.3	25.8
Operating supplies and expenses	8.0	8.4	9.5
Commission expense	2.1	2.6	2.7
Occupancy expense	2.4	2.1	2.5
General and administrative	2.9	2.2	2.6
Insurance and claims	3.1	2.1	3.4
Depreciation and amortization	4.9	3.7	3.9
Total operating expenses	95.7	94.3	97.9
Income from operations	4.3	5.7	2.1
Interest and other non-operating income (expense), net	(1.0)	(0.9)	(0.7)
Income before for income taxes	3.3	4.7	1.4
Income tax (benefit) expense	0.8	1.1	(0.9)
Net income	2.5%	3.6%	2.3%

2019 Compared to 2018

Operating revenues. Operating revenues for 2019 increased $50.3 million, or 3.4%, to $1,512.0 million from $1,461.7 million in 2018. The increase in operating revenues is primarily the result of incremental revenues from Universal’s recent intermodal acquisitions. Included in operating revenues are separately-identified fuel surcharges of $89.6 million in 2019 compared to $85.1 million in 2018. Consolidated income from operations decreased $18.4 million, or 22.0%, to $65.4 million for 2019 compared to $83.8 million during the same period last year. Included in 2019 income from operations were $30.0 million in litigation related charges compared to $9.0 million in 2018.  Revenues from our transportation segment increased $64.3 million, or 6.8%, while income from operations decreased $31.4 million, or 60.8%, compared to the same period last year. The increase in operating revenues was attributable to Universal’s recent intermodal acquisitions, while the decrease in operating income was primarily the result of $24.8 million in litigation charges in our transportation segment during 2019. The transportation segment was further impacted by a soft transportation rate environment throughout the year.  In our logistics segment, revenues decreased $13.6 million, or 2.7%, over the same period last year primarily due to the adverse impact of the United Auto Workers (“UAW”) strike at Universal’s largest customer during the third and fourth quarters of 2019.  Despite the impacts from the strike, income from operations in our logistics segment increased $16.6 million or 53.2% due to improved operating performance in our dedicated transportation businesses as well as our operations supporting Class 8 heavy-truck production. Additionally, included in 2018 operating income in our logistics segment were $9.0 million in litigation charges.

Operating revenues from truckload services decreased $62.2 million to $251.6 million during 2019, compared to $313.8 million for the same period last year.  Included in truckload revenues during 2019 were $26.3 million in separately-identified fuel surcharges compared to $34.3 million during the same period last year.  During the year, Universal’s average operating revenue per load, excluding fuel surcharges, decreased 1.0% to $965.  There was also an 18.7% decrease in the number of loads hauled.  During 2019, Universal hauled 233,829 loads compared to 287,782 during the same period last year.

Revenues during 2019 from brokerage services decreased $12.6 million, or 3.4%, to $354.9 million compared to $367.6 million during the same period last year.  The decrease reflects a 10.0% decrease in average operating revenue per load, which was partially offset by an increase in the number of brokerage loads moved.  The number of brokerage loads moved during 2019 increased 8.3% to 228,203 compared to 210,713 during the same period last year.

Intermodal services revenues increased $139.2 million to $390.3 million during 2019, up from $251.1 million during the same period last year.  Intermodal revenues included $150.4 million of incremental revenues related to Universal’s recent acquisitions.  Intermodal revenues for 2019 also included $47.1 million in separately identified fuel surcharges, compared to $30.3 million in the same period last year. During 2019, Universal moved 671,184 intermodal loads compared to 455,752 in 2018, an increase of 47.3%, while also increasing its average operating revenue per load, excluding fuel surcharges, by 5.2%.

Operating revenues from dedicated services decreased $5.7 million in 2019 to $138.7 million compared to $144.3 million in the prior year.  Included in dedicated revenues in 2019 were $16.1 million in separately-identified fuel surcharges compared to $17.9 million during the same period last year. The decrease in operating revenues was primarily attributable to the impact the UAW labor strike had on operations supporting General Motors.

Value-added services revenues decreased $8.4 million to $376.5 million during 2019 compared to $384.9 million in the same period last year. Operations supporting passenger vehicle programs declined during the period due to extended plant shut-downs and reduced production levels during a plant ramp up, as well as halted production during the UAW labor strike.  The impact was partially offset by strong growth in our operations supporting heavy-truck production where 2019 revenues increased $6.7 million compared to the previous year.

Purchased transportation and equipment rent.  Purchased transportation and equipment rental costs for 2019 increased by $7.1 million, or 1.0%, to $723.1 million from $716.0 million during the same period last year.  Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, including truckload, brokerage, intermodal and to a lesser extent, dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  Universal’s 2019 transportation-related service revenues increased 5.4% compared to the same period last year.  As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 47.8% compared to 49.0% in 2018.  The decrease was primarily attributable to an increase in the mix of intermodal revenues, where the cost of transportation is typically lower than our other transportation businesses. As a percentage of revenues, intermodal services increased to 25.8% in 2019 compared to 17.2% in 2018.  Also contributing to the decrease as a percentage was an increase in the mix of company drivers used in our dedicated operations compared to the use of owner-operators in prior periods.

Direct personnel and related benefits.  Direct personnel and related benefits for 2019 increased by $13.6 million, or 3.8%, to $368.2 million compared to $354.7 million during the same period last year.  Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. However, in 2019, we experienced extended plant shut-downs in operations supporting passenger vehicles, and thus value-added revenues associated with those operations were lower compared to the prior year. Increases in direct personnel and related benefits were primarily driven by increases in labor costs in our dedicated transportation business as well as company-managed brokerage operations. A portion of the increase was also attributable to incremental personnel and related benefits from acquired companies, which totaled $19.3 million. As a percentage of operating revenues, personnel and related benefits slightly increased to 24.4% for 2019, compared to 24.3% for 2018.  The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles.  Individual operations may be impacted by additional production shifts or by overtime at selected operations.  While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses.  Operating supplies and expenses decreased by $2.0 million, or 1.6%, to $120.8 million for 2019 compared to $122.7 million for 2018.  These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The main elements of the decrease included decreases of $4.6 million in operating supplies and material costs in operations supporting heavy-truck programs, $1.5 million in fuel expense on company tractors, $0.9 million in professional fees, $0.3 million in utilities, and $0.3 million in plate expenses. These decreases were partially offset by increases of $2.2 million in bad debt expense, $1.7 million in vehicle and other maintenance, $0.7 million in permit expenses, $0.6 million in travel and entertainment, and $0.6 million in communications expenses.

Commission expense.  Commission expense for 2019 decreased by $6.2 million, or 16.5%, to $31.2 million from $37.4 million for 2018.  Commission expense decreased due to decreased revenue in the agency based truckload business.  As a percentage of operating revenues, commission expense decreased to 2.1% for 2019, compared to 2.6% one year earlier.

Occupancy expense.  Occupancy expenses increased by $5.9 million, or 19.4%, to $36.6 million for 2019.  This compares to $30.7 million for 2018.  The increase was primarily attributable to an increase in building rents due to new locations added from recent acquisitions as well as a redundant facility temporarily kept open in preparation of a relocation at of one of our operations supporting heavy-truck production.

General and administrative.  General and administrative expense for 2019 increased by $13.0 million to $44.5 million from $31.5 million in 2018.  The increase was attributable to a $7.0 million increase in professional fees and a $5.9 million increase in salaries, wages, and benefits. Included in the increase in professional fees was a $5.1 million charge for a previously disclosed legal matter.  As a percentage of operating revenues, general and administrative expense was 2.9% for 2019 compared to 2.2% for 2018.

Insurance and claims.  Insurance and claims expense for 2019 increased by $16.9 million to $47.4 million from $30.5 million in 2018.  As a percentage of operating revenues, insurance and claims increased to 3.1% for 2019 compared to 2.1% for 2018. Included in 2019 were $24.8 million in pre-tax charges for the settlement of a legal matter.  2018 included $9.0 million in similar charges.  Excluding these items, insurance and claims expense was $22.6 million in 2019 and $21.5 million in 2018.  The increase in insurance and claims expense, excluding the legal settlements, is primarily due to $4.0 million of increases in insurance premiums partially offset by $2.9 million in decrease in cargo claims.

Depreciation and amortization.  Depreciation and amortization expense for 2019 increased by $20.3 million, or 37.4%, to $74.8 million from $54.4 million for 2018. Depreciation expense increased $10.3 million in 2019 and amortization expense increased $10.0 million.  The increase in depreciation expense is attributable to additional cost from the continued recapitalization of our fleet, while the increase in amortization expense is attributable to amortization of intangible assets acquired in connection with Universal’s recent acquisitions.

Interest expense, net.  Net interest expense was $17.0 million for 2019 compared to $14.6 million for 2018.  The increase of net interest expense reflects an increase in outstanding borrowing.  As of December 31, 2019, our outstanding borrowings totaled $459.7 million compared to $403.2 million at the same time last year.

Other non-operating income.  Other non-operating income was $1.8 million for 2019 compared to $0.2 million for 2018. Included in other non-operating income during 2019 were $1.5 million of gains on marketable securities compared to $1.3 million of losses in 2018.  Additionally, included in other non-operating income in 2018 were gains of $1.0 million from life insurance policies.

Income tax (benefit) expense.  Income tax expense for 2019 was $12.6 million, compared to $17.2 million for 2018, based on an effective tax rate of 25.1% and 24.8% respectively.  The decrease in income tax expense in 2019 is primarily the result of a decrease in taxable income.

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

Operating revenues from dedicated services in 2018 increased $24.6 million to $144.3 million compared to $119.8 million in the prior year. Included in dedicated revenues in 2018 were $17.9 million in separately-identified fuel surcharges compared to $12.9 million during 2017. The increase was primarily attributable to increases in both shuttle moves and in the number of over-the-road loads hauled.

Value-added services revenues increased $22.8 million to $384.9 million during 2018 compared to $362.1 million in 2017. Operations supporting passenger vehicle programs declined during the period, while those supporting heavy-truck production continued to record strong growth. Operations supporting the heavy truck market continued to positively impact value-added services contributing $19.9 million of incremental revenues in 2018.  Overall, value-added services grew by 6.3% compared to the prior year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2018 increased by $138.5 million, or 24.0%, to $716.0 million from $577.5 million during 2017. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues. Transportation-related service revenues in 2018 increased 26.0% compared to 2017. As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 49.0% compared to 47.5% during the prior year. The increase as a percentage of operating revenue is due to a change in business mix, primarily the increase of brokerage services, which typically pay higher purchased transportation rates. As a percent of revenue, brokerage services increased to 25.1% in 2018 compared to 22.9% in 2017.  Transportation-related revenues increased to 73.7% of operating revenue in 2018 compared to 70.2% in 2017.

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

Interest expense, net. Net interest expense was $14.6 million for 2018 compared to $9.4 million for 2017.  The increase of net interest expense reflects an increase in outstanding borrowing and in interest rates on our variable rate debt.  As of December 31, 2019, our outstanding borrowings totaled $403.2 million compared to $249.2 million at the same time last year.

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

In 2019, our capital expenditures totaled $79.8 million. These expenditures primarily consisted of transportation equipment, property and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. In 2020, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of 4% to 5% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After taking into account the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  The Board of Directors did not declare a special dividend in the first quarter of 2020.  On February 6, 2020, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock payable April 6, 2020 to shareholders of record at the close of business on March 2, 2020.  During the year ended December 31, 2019, we paid a total of $0.53 per common share, or

$15.0 million.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

The Company was a party to a legal proceeding captioned Dalton which was resolved on January 3, 2020.  In connection with the ruling, the Company expects to fund the $5.7 million judgement, plus $0.8 million of accrued interest in the first quarter of 2020.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility (the “Credit Facility”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At December 31, 2019, we were in compliance with all covenants under the Credit Facility, and $48.8 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.09% to 5.13%. At December 31, 2019, we were in compliance with all covenants.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At December 31, 2019, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of December 31, 2019, and the maximum available borrowings were $4.8 million.

Discussion of Cash Flows

At December 31, 2019, we had cash and cash equivalents of $7.7 million compared to $5.7 million at December 31, 2018.  Operating activities provided $128.0 million in net cash and financing activities provided an additional $16.7 million.  During 2019, we used $143.1 million in investing activities.

The $128.0 million in net cash provided by operations was primarily attributed to $37.6 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gains on marketable equity securities and equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $112.8 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $22.4 million. The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, decreases in accruals for insurance and claims, trade accounts payable, accrued expenses and other current liabilities, and increases in prepaid expenses and other assets.  These were partially offset by a decrease in trade and other accounts receivables and affiliated transactions. Affiliate transactions increased net cash provided by operating activities by $0.6 million resulting from a decrease in accounts receivable from affiliates of $3.5 million and decrease in accounts payable to affiliates of $2.9 million.

The $143.1 million in net cash used in investing activities consisted of $79.8 million in capital expenditures and $76.0 million for the acquisition of Michael’s Cartage and Roadrunner Intermodal, and payment of acquisition related liabilities.  These uses were partially offset by $11.2 million in proceeds from the sale of equipment and $1.6 million in proceeds from the sale of marketable securities.

Financing activities provided $16.7 million in net cash during 2019.  We paid $24.8 million for purchases of common stock through a “Dutch auction” tender offer and cash dividends $15.0 million.  At December 31, 2019, we had outstanding borrowings of $459.7 million compared to $403.2 million at December 31, 2018.  During the period, we had net borrowings on our revolving lines of credit and margin facility totaling $70.1 million and borrowed an additional $56.5 million for new equipment.  We also made term loan, and equipment and real estate note payments totaling $70.0 million during the period.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt	459,729	60,062	96,699	293,004	9,964
Interest on debt (1)	50,790	15,512	24,819	9,777	682
Operating lease obligations (2)	106,984	31,785	33,673	16,977	24,549
Purchase obligations	32,218	32,218	—	—	—
Legal settlement	6,548	6,548	—	—	—
Total	$656,269	$146,125	$155,191	$319,758	$35,195
(1)

Interest payments on debt include fixed rate interest and variable rate interest based on the debt balance and applicable rate at December 31, 2019. Total interest reported includes $9.9 million of fixed rate interest and $40.9 million of variable rate interest.

(2)	Certain operating lease obligations in a currency other than the U.S. dollar will be affected by the exchange rate in effect at the time each cash payment is made.

At December 31, 2019, the total amount of gross unrecognized tax benefits was $0.3 million. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities.  At December 31, 2019, the Company has insurance and claims liabilities of $23.0 million, of which $9.9 million are covered by insurance. These amounts are not included in the above table as the Company cannot reasonably estimate the timing of cash settlements on these liabilities.

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

Allowance for Uncollectible Receivables

The allowance for potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. Management continuously monitors these factors to arrive at the estimate of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators. All other balances are reviewed on a pooled basis. This analysis requires us to make significant estimates. Changes in the facts and circumstances that these estimates are based upon and changes in the general economic environment could result in a material change to the allowance for uncollectible receivables. These changes include, but are not limited to, deterioration of customers' financial position, changes in our relationships with our customers, agents and owner-operators and unforeseen issues relating to individual receivables. Based on our 2019 allowance for uncollectible receivables, a 10% increase in the allowance would increase our bad debt expense by $0.3 million.

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

We establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims.  The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors  based  upon  industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. As of December 31, 2019, we did not have any reserves for workers' compensation or general liability claims.  If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows. Based on our 2019 reserve for claims incurred but not reported, a 10% increase in claims incurred but not reported, would increase our insurance and claims expense by approximately $0.5 million.

Valuation of Long-Lived Assets, including Goodwill and Intangible Assets

We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment during the third quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. During the third quarter of 2019, we completed our goodwill impairment testing by performing a quantitative assessment. Based on the results of this test, no impairment loss was recognized. We estimate that a 10% decrease in the fair value of our reporting units would not have caused an impairment loss to be recognized.

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

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under our Credit Facility, Real Estate Financing and Margin Facility, all of which charge interest at floating rates. Borrowings under the credit agreements with each of the banks bear interest at LIBOR or a base rate, plus an applicable margin.  Our Margin Facility bears interest at a floating rate equal to LIBOR plus 1.10%.  As of December 31, 2019, we had total variable interest rate borrowings of $331.2 million.  Assuming variable rate debt levels remain at $331.2 million for a full year, a 100 basis point increase in interest rates on our variable rate debt would increase interest expense approximately $3.3 million annually.

In connection with the Real Estate Financing, we entered into interest rate swap agreements to fix a portion of the interest rates on our variable rate debt that has a combined notional amount of $15.5 million at December 31, 2019. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.5 million) and expires May 2022.  At December 31, 2019, the fair value of the two swap agreements was a liability of $0.1 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax.

Included in cash and cash equivalents is approximately $18,000 in short-term investment grade instruments.  The interest rates on these instruments are adjusted to market rates at least monthly.  In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Exposure to market risk for fluctuations in fuel prices also relates to a small portion of our transportation service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position. Based upon our 2019 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expense on company owned tractors by approximately $2.1 million.

Equity Securities Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $9.4 million at December 31, 2019 from $9.3 million at December 31, 2018. The increase resulted from an increase in market value of the portfolio of approximately $1.2 million and purchases of approximately $0.1 million, offset by sales of marketable equity securities of approximately $1.6 million, with realized gains on sales of $0.3 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $0.9 million. For additional information with respect to the marketable equity securities, see Item 8, Note 5 to the Consolidated Financial Statements.

Foreign Exchange Risk

In the years ended December 31, 2019 and 2018, 2.1% and 2.4%, respectively, of our revenues were derived from services provided outside the United States, principally in Mexico, Canada and Colombia. Exposure to market risk for changes in foreign currency exchange rates relates primarily to selling services and incurring costs in currencies other than the local currency and to the carrying value of net investments in foreign subsidiaries. As a result, we are exposed to foreign currency exchange rate risk due primarily due to translation of the accounts of our Mexican, Canadian and Colombian operations from their local currencies into U.S. dollars and also to the extent we engage in cross-border transactions. The majority of our exposure to fluctuations in the Mexican peso, Canadian dollar, and Colombian peso is naturally hedged, since a substantial portion of our revenues and operating costs are denominated in each country’s local currency. Based on 2019 expenditures denominated in foreign currencies, a 10% decrease in the exchange rates would increase our annual operating expenses by approximately $1.8 million.  Historically, we have not entered into financial instruments for trading or speculative purposes. Short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized by ongoing settlement of intercompany trading obligations.

The net investments in our Mexican, Canadian and Colombian operations are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in our statement of shareholders’ equity. Adjustments from the translation of the net investment in these operations increased equity by approximately $1.4 million for the year ended December 31, 2019.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Universal Logistics Holdings, Inc.

Warren, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Logistics Holdings, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principles

As discussed in Note 2, the Company changed its method of accounting for leases in 2019 and its methods of accounting for i) revenue from contracts with customers and ii) investments in equity securities in 2018.

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

Troy, Michigan

March 16, 2020

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2019 and 2018

(In thousands, except share data)

Assets	2019	2018
Current assets:
Cash and cash equivalents	$7,726	$5,727
Marketable securities	9,369	9,333
Accounts receivable – net of allowance for doubtful accounts of $2,545 and $1,772, respectively	210,534	215,991
Other receivables	19,065	19,130
Prepaid expenses and other	19,676	19,830
Due from affiliates	1,705	5,247
Prepaid income taxes	3,768	—
Total current assets	271,843	275,258
Property and equipment, net	339,823	303,234
Operating lease right-of-use asset	87,209	—
Goodwill	168,451	145,152
Intangible assets – net of accumulated amortization of $78,366 and $62,624, respectively	116,111	113,775
Deferred income taxes	1,460	2,549
Other assets	3,100	3,179
Total assets	$987,997	$843,147
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$91,909	$92,019
Current portion of long-term debt	59,476	51,903
Current portion of operating lease liabilities	27,484	—
Accrued expenses and other current liabilities	34,825	25,126
Insurance and claims	23,039	31,679
Due to affiliates	14,842	17,764
Income taxes payable	—	2,678
Total current liabilities	251,575	221,169
Long-term liabilities:
Long-term debt, net of current portion	398,136	348,549
Operating lease liability, net of current portion	61,674	—
Deferred income taxes	65,692	59,228
Other long-term liabilities	5,703	4,902
Total long-term liabilities	531,205	412,679
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,970,452 and 30,965,452 shares issued; 27,282,230 and 28,378,827 shares outstanding, respectively	30,972	30,967
Paid-in capital	4,298	4,230
Treasury stock, at cost; 3,688,222 and 2,586,625 shares, respectively	(77,247)	(52,462)
Retained earnings	251,204	231,525
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $(32) and $94, respectively	(105)	298
Foreign currency translation adjustments	(3,905)	(5,259)
Total shareholders’ equity	205,217	209,299
Total liabilities and shareholders’ equity	$987,997	$843,147

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Income

Years ended December 31, 2019, 2018 and 2017

(In thousands, except per share data)

	2019	2018	2017
Operating revenues:
Truckload services, including related party amounts of $1,636, $900 and $1,100, respectively	$251,574	$313,811	$302,914
Brokerage services	354,940	367,579	278,187
Intermodal services	390,299	251,074	153,726
Dedicated services	138,664	144,348	119,760
Value-added services	376,521	384,896	362,078
Total operating revenues	1,511,998	1,461,708	1,216,665
Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $65, $1,240 and $35, respectively	723,079	716,019	577,485
Direct personnel and related benefits, including related party amounts of $31,932, $38,811 and $35,743, respectively	368,243	354,654	314,364
Operating supplies and expenses, including related party amounts of $895, $2,428 and $2,652, respectively	120,767	122,736	115,420
Commission expense	31,204	37,381	33,213
Occupancy expense, including related party amounts of $11,794, $14,295 and $17,046, respectively	36,645	30,701	30,575
General and administrative, including related party amounts of $7,633, $7,407 and $6,742, respectively	44,497	31,523	31,518
Insurance and claims, including related party amounts of $17,570, $14,246 and $16,281, respectively	47,418	30,475	41,881
Depreciation and amortization	74,765	54,425	46,995
Total operating expenses	1,446,618	1,377,914	1,191,451
Income from operations	65,380	83,794	25,214
Interest income	73	76	92
Interest expense	(17,085)	(14,669)	(9,538)
Other non-operating income	1,818	188	1,373
Income before income taxes	50,186	69,389	17,141
Income tax expense (benefit)	12,600	17,211	(11,012)
Net income	$37,586	$52,178	$28,153
Earnings per common share:
Basic	$1.34	$1.84	$0.99
Diluted	$1.34	$1.84	$0.99
Weighted average number of common shares outstanding:
Basic	28,069	28,383	28,425
Diluted	28,070	28,390	28,428
Dividends declared per common share	$0.42	$0.53	$0.28

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2019, 2018 and 2017

(In thousands, except per share data)

	2019	2018	2017
Net Income	$37,586	$52,178	$28,153
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(126), $31 and $1, respectively	(403)	101	98
Foreign currency translation adjustments	1,354	(526)	672
Unrealized holding gains on available-for-sale securities arising during the period, net of income taxes of $0, $0 and $(38), respectively (1)	—	—	1,683
Realized gains on available-for-sale securities reclassified into income, net of income taxes of $0, $0 and $384, respectively (1)	—	—	(539)
Total other comprehensive income (loss)	951	(425)	1,914
Total comprehensive income	$38,537	$51,753	$30,067

(1) In accordance with the adoption of ASU 2016-01 on January 1, 2018 (see Note 2), unrealized holding gains and losses on equity securities have been reclassified to income for the current period and to retained earnings for historical amounts recorded in Accumulated Other Comprehensive Income at December 31, 2017.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$37,586	$52,178	$28,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,765	54,425	46,995
Noncash lease expense	29,904	—	—
Amortization of debt issuance costs	586	1,329	321
(Gain) loss on marketable equity securities	(1,540)	1,306	(923)
(Gain) loss on disposal of property and equipment	(1,245)	(354)	(10)
Gain on life insurance policies	—	(1,025)	—
Write-off of debt issuance costs	—	366	—
Stock-based compensation	73	413	414
Provision for doubtful accounts	3,133	924	1,533
Deferred income taxes	7,161	6,583	(19,014)
Change in assets and liabilities:
Trade and other accounts receivable	21,798	(26,466)	(29,398)
Prepaid income taxes, prepaid expenses and other assets	(2,230)	2,509	8,051
Accounts payable, accrued expenses, accrued income taxes, insurance and claims and other current liabilities	(13,791)	(2,139)	40,633
Principal reduction in operating lease liabilities	(29,061)	—	—
Due to/from affiliates, net	623	3,238	7,192
Other long-term liabilities	274	1,614	(98)
Net cash provided by operating activities	128,036	94,901	83,849
Cash flows from investing activities:
Capital expenditures	(79,753)	(66,585)	(63,360)
Proceeds from the sale of property and equipment	11,152	3,897	1,211
Purchases of marketable securities	(92)	(1,228)	(401)
Proceeds from sale of marketable securities	1,596	5,733	1,261
Proceeds from life insurance policies	—	2,583	—
Acquisitions of businesses	(75,963)	(173,599)	—
Net cash used in investing activities	(143,060)	(229,199)	(61,289)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	379,458	488,571	316,458
Repayments of debt - revolving debt	(308,821)	(477,667)	(320,833)
Proceeds from borrowing - term debt	56,494	255,169	39,069
Repayments of debt - term debt	(70,016)	(112,157)	(48,305)
Repayments under margin account	(541)	—	—
Dividends paid	(15,042)	(10,930)	(7,960)
Payment of capital lease obligations	—	(92)	(100)
Purchases of treasury stock	(24,785)	(930)	(1,488)
Capitalized financing costs	—	(3,137)	—
Net cash provided by (used in) financing activities	16,747	138,827	(23,159)
Effect of exchange rate changes on cash and cash equivalents	276	(474)	516
Net increase (decrease) in cash	1,999	4,055	(83)
Cash and cash equivalents – January 1	5,727	1,672	1,755
Cash and cash equivalents – December 31	$7,726	$5,727	$1,672

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows - Continued

Years ended December 31, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017
Supplemental cash flow information:
Cash paid for interest	$16,349	$13,323	$9,104
Cash paid for income taxes	$12,459	$4,792	$2,207

Non-cash operating and financing activities:
During the year ended December 31, 2019, the Company had non-cash activities resulting from $2.9 million of declared dividends that were unpaid as of the end of the year.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2019, 2018 and 2017

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2016	$30,919	$3,451	$(50,044)	$166,033	$(2,627)	$147,732
Net income	—	—	—	28,153	—	28,153
Comprehensive loss	—	—	—	—	1,914	1,914
Dividends paid ($0.28 per share)	—	—	—	(7,960)	—	(7,960)
Stock based compensation	24	390	—	—	—	414
Purchases of treasury stock	—	—	(1,488)	—	—	(1,488)
Balances – December 31, 2017	$30,943	$3,841	$(51,532)	$186,226	$(713)	$168,765
Net income	—	—	—	52,178	—	52,178
Comprehensive loss	—	—	—	—	(425)	(425)
Dividends paid ($0.385 per share)	—	—	—	(10,930)	—	(10,930)
Cumulative effect adjustment - ASU 2014-09 revenue recognition	—	—	—	228	—	228
Cumulative effect adjustment - ASU 2016-01 financial instruments	—	—	—	3,823	(3,823)	—
Stock based compensation	24	389	—	—	—	413
Purchases of treasury stock	—	—	(930)	—	—	(930)
Balances – December 31, 2018	$30,967	$4,230	$(52,462)	$231,525	$(4,961)	$209,299
Net income	—	—	—	37,586	—	37,586
Comprehensive income	—	—	—	—	951	951
Dividends paid ($0.530 per share)	—	—	—	(15,042)	—	(15,042)
Dividends payable ($0.105 per share)	—	—	—	(2,865)	—	(2,865)
Stock based compensation	5	68	—	—	—	73
Purchases of treasury stock	—	—	(24,785)	—	—	(24,785)
Balances – December 31, 2019	$30,972	$4,298	$(77,247)	$251,204	$(4,010)	$205,217

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

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

Certain immaterial reclassifications have been made to the prior consolidated financial statements in order for them to conform to the December 31, 2019 presentation.  These reclassifications had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets, or stockholders' equity as previously reported.

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

Marketable equity securities are measured at fair value, with changes in fair value recognized in net income. At December 31, 2019 and 2018, the Company’s marketable securities, all of which are available-for-sale, consist of common and preferred stocks with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends are included in non-operating income (expense). See Note 5 “Marketable Securities” for further information on our portfolio.

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

December 31, 2019, 2018 and 2017

(1)	Summary of Significant Accounting Policies—continued
(g)	Inventories

Included in prepaid expenses and other is inventory used in a portion of our value-added service operations.  Inventories are stated at net realizable value.  Cost is determined using the first-in, first-out method.  Provisions for excess and obsolete inventories are based on our assessment of excess and obsolete inventory on a product-by-product basis.

At December 31, inventory consists of the following (in thousands):

	2019	2018
Finished goods	$5,776	$4,920
Raw materials and supplies	1,387	1,831
Total	$7,163	$6,751

(h)	Property and Equipment

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Description	Life in Years
Transportation equipment	3 - 15
Other operating assets	3 - 15
Information technology equipment	3 - 5
Buildings and related assets	10 - 39

The amounts recorded for depreciation expense were $59.0 million, $48.7 million, and $41.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

December 31, 2019, 2018 and 2017

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

Our identifiable intangible assets as of December 31, 2019 and 2018 are as follows (in thousands):

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite Lived Intangibles:
Agent and customer relationships	$164,657	$55,880	$108,777	$150,189	$41,947	$108,242
Customer contracts	20,600	20,600	—	20,600	20,600	—
Tradenames	4,000	1,333	2,667	2,000	—	2,000
Non-compete agreements	2,720	553	2,167	1,110	77	1,033
Indefinite Lived Intangibles:
Trademarks	2,500	—	2,500	2,500	—	2,500
Total Identifiable Intangible Assets	$194,477	$78,366	$116,111	$176,399	$62,624	$113,775

Estimated amortization expense by year is as follows (in thousands):

2020	$16,137
2021	14,604
2022	12,190
2023	11,313
2024	10,285
Thereafter	49,082
Total	$113,611

The amounts recorded for amortization expense were $15.7 million, $5.7 million, and $6.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(1)	Summary of Significant Accounting Policies—continued
(j)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions.  Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, or ASC, Topic 350 “Intangibles – Goodwill and Other”, we are required to test goodwill for impairment annually (in our third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount.  We have the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test.  If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. During the third quarter of 2019, we completed our goodwill impairment testing by performing a quantitative assessment. Based on the results of this test, no impairment loss was recognized.

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows (in thousands):

Balance as of January 1, 2018	$74,484
Business acquisitions	70,668
Balance as of December 31, 2018	145,152
Business acquisitions	16,520
Purchase accounting adjustments	6,779
Balance as of December 31, 2019	$168,451

During 2019, the Company made purchase accounting adjustments to the preliminary purchase price allocations of the Company’s December 7, 2018 acquisition of Deco Logistics, Inc., d/b/a Container Connection, and Oaktree Logistics, Inc., October 12, 2018 acquisition of Specialized Rail Service, Inc. and August 10, 2018 acquisition of Southern Counties Express, Inc.  The adjustments resulted in an increase in goodwill of $6.8 million, $1.3 million in current liabilities, and $1.2 million in deferred tax liabilities, with offsetting decreases in intangible assets of $3.6 million, $3.4 million in property and equipment, $1.2 million in other assets and $0.1 million in current assets.  The Company also paid an additional $1.0 million in cash.

At December 31, 2019 and 2018, $112.2 million and $88.9 million of goodwill was recorded in our transportation segment, respectively.  At both December 31, 2019 and 2018, $56.3 million of goodwill was recorded in our logistics segment.

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

Contingent consideration arrangements granted in connection with a business combination are evaluated to determine whether contingent consideration is, in substance, additional purchase price of an acquired enterprise or compensation for services, use of property or profit sharing.  Additional purchase price is added to the fair value of consideration transferred in the business combination and compensation is included in operating expenses in the period it is incurred. Contingent consideration related to additional purchase price is measured to fair value at each reporting date until the contingency is resolved.  None of the acquired companies in 2018 or 2019 had contingent consideration arrangements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(1)	Summary of Significant Accounting Policies—continued
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

We are the primary obligor when rendering services, and assume the corresponding credit risk with customers.  We have discretion in setting sales prices and, as a result, our earnings may vary.  In addition, we have discretion to choose and negotiate terms with our multiple suppliers for the services ordered by our customers.  This includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis. Fuel surcharges, where separately identifiable, of $89.6 million, $85.1 million and $59.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, are included in operating revenues.

See Note 3, “Revenue Recognition,” for more information on revenue recognition.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

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

We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2016.  In addition, we file income tax returns in various state, local and foreign jurisdictions.  Historically, we have been responsible for filing separate state, local and foreign income tax returns for our self and our subsidiaries.  We are no longer subject to state or foreign jurisdiction income tax examinations for years before 2015 and 2014, respectively.

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

December 31, 2019, 2018 and 2017

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our customers are generally concentrated in the automotive, retail and consumer goods, wind energy, building materials, machinery and metals industries. During the fiscal years ended December 31, 2019, 2018 and 2017, aggregate sales in the automotive industry totaled 27%, 36% and 40% of revenue, respectively.  In 2019, 2018 and 2017, General Motors accounted for approximately 12%, 13% and 16% of our total operating revenues, respectively.  In 2019, sales to our top 10 customers, including General Motors, totaled 39%.

(2)	Recent Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases. The ASU requires a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In July 2018, the FASB issued additional authoritative guidance providing companies with the option to apply this ASU to new and existing leases within the scope of the guidance as of the beginning of the period of adoption. We elected this transition method of applying the new lease standard on January 1, 2019.   In doing so, we also elected the package of practical expedients provided under the guidance; however, we did not elect the hindsight practical expedient when determining the lease term for existing leases. The practical expedient package applies to leases that commenced prior to adoption of the new standard and permits companies not to reassess whether existing or expired contracts are or contain a lease, the lease classification, and any initial direct costs. Upon adoption of the standard, we recorded offsetting lease assets and lease liabilities, resulting in an $88.8 million increase in total assets, a $26.0 million increase in total current liabilities and a $62.8 million increase in total long-term liabilities in our consolidated balance sheet. Subsequent to the adoption on January 1, 2019, the Company identified and recorded an additional ROU asset and corresponding lease liability of $5.0 million in the quarter ended June 30, 2019 and $2.5 million in the quarter ended December 31, 2019, respectively, as an out of period adjustment, although each lease was entered into prior to December 31, 2018. The amount of accrued rent as of adoption was not material. Prior period amounts were not adjusted and are reported under the accounting standards in effect for those periods. The adoption of the standard did not have a material impact on our results of operations or cash flows. See Note 13“Leases” for additional information pertaining to leases.

On January 1, 2019, the Company adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the Tax Cuts and Jobs Act of 2017. The amendment provides the option to reclassify stranded tax effects within accumulated other comprehensive income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recorded. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(2)	Recent Accounting Pronouncements - continued

In June 2016, the FASB issued ASU 2016-13, (“ASU 2016-13”), Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The new standard will become effective for us beginning with the first quarter 2023, and is not expected to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that reporting period; however, early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

	Year Ended December 31, 2018
Consolidated Statement of Income	Under ASC 605	Adjustment	As Reported
Truckload services revenue	$309,884	$3,927	$313,811
Brokerage services revenue	364,644	2,935	367,579
Intermodal services revenue	250,165	909	251,074
Dedicated services revenue	143,977	371	144,348
Purchased transportation and equipment rent expense	709,628	6,391	716,019
Commission expense	37,181	200	37,381
Income tax expense	16,826	385	17,211
Net income	51,012	1,166	52,178

	As of December 31, 2018
Consolidated Balance Sheet	Under ASC 605	Adjustment	As Reported
Prepaid expenses and other	$17,929	$1,901	$19,830
Accounts payable	90,596	1,423	92,019
Income taxes payable	2,293	385	2,678
Retained earnings	230,359	1,166	231,525

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

Intermodal services include rail-truck, steamship-truck and support services. Our intermodal support services are primarily short-to-medium distance delivery of both international and domestic containers between the port or railhead and the customer and drayage services.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(3)	Revenue Recognition—continued

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	December 31, 2019	December 31, 2018
Prepaid expenses and other - contract assets	$1,156	$1,901

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(4)	Acquisitions

2019 Acquisitions

On November 5, 2019, the Company acquired Roadrunner Intermodal Services, LLC, Morgan Southern, Inc., Wando Trucking, LLC, and Central Cal Transportation, LLC (collectively, “Roadrunner Intermodal”) from Roadrunner Transportation Systems, Inc.  Roadrunner Intermodal is a nationwide drayage provider, servicing major port and rail locations throughout the United States.  The total cash purchase price was $54.9 million, subject to post-closing adjustments.  The Company used available cash and borrowings on its revolving credit facility to finance the acquisition, and is in the process of finalizing the purchase accounting for this transaction. Approximately $0.3 million of transaction related costs were incurred in the acquisition.

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

The Company accounted for the acquisitions in accordance with ASC 805, “Business Combinations.” Assets acquired and liabilities assumed were recorded at their estimated fair value at acquisition, with the remaining unallocated purchase price recorded as goodwill. The goodwill recorded is included in our transportation segment, and is non-deductible for income tax purposes. For each acquisition, the purchase price was allocated to major classes of assets acquired and liabilities assumed at estimated fair values as of the acquisition date.  These values are based, in part, upon preliminary appraisals for certain assets and subject to change when additional information concerning final asset and liability values is obtained. The final purchase price allocations may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. The preliminary allocation of the purchase price in each transaction is as follows (in thousands):

	Michael's	Roadrunner Intermodal
Current assets	$4,474	$16,002
Property and equipment	2,831	26,414
Goodwill	4,795	11,725
Intangible assets	9,000	12,668
Other assets	1,499	3,599
Current liabilities	(979)	(11,315)
Long-term liabilities	-	(2,439)
Deferred tax liabilities, net	-	(3,280)
	$21,620	$53,374

The intangible assets represent the acquired company’s customer relationships and non-competition agreements.  The acquired customer relationships are being amortized over a period of 11 years and the non-competition agreements are being amortized over a period of five years.  The Company used the discounted cash flow method to estimate the fair value of these acquired intangible assets.

2018 Acquisitions

On December 7, 2018, the Company acquired all of the outstanding shares of Deco Logistics, Inc., d/b/a Container Connection, and Oaktree Logistics, Inc. (collectively, “Container Connection”). Based in Riverside, California, Container Connection offers harbor drayage services to the Ports of Los Angeles and Long Beach for customers primarily located within the Inland Empire and Central Valley areas.  Container Connection also offers warehousing, secured parking and yard space.  The total purchase price was $61.5 million.  To finance the acquisition, the Company used loan proceeds under its credit and security agreement.  Approximately $0.4 million of transaction related costs were incurred in the acquisition, which are reflected in general and administrative expenses in the Consolidated Statements of Income.

On October 12, 2018, the Company acquired all of the outstanding shares of Specialized Rail Service, Inc. (“Specialized Rail”). Specialized Rail offers local and regional intermodal drayage services, as well as transloading, cross-docking, warehousing and distribution, and intermodal facility management.  Specialized Rail operates a fleet of over 140 tractors and has facilities in Clearfield, Utah and Las Vegas, Nevada. The total cash purchase price was $12.7 million. To finance the acquisition, the Company used loan proceeds under an amended revolving credit facility. Approximately $0.3 million of transaction related costs were incurred in the acquisition, which are reflected in general and administrative expenses in the Consolidated Statements of Income.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(4)	Acquisitions—continued

On August 10, 2018, the Company acquired all of the outstanding shares of Southern Counties Express, Inc. and certain of its affiliates (collectively, “Southern Counties”).  Southern Counties provides full-service harbor drayage, transloading, warehousing, and project cargo services in southern California.  The total purchase price was $65.4 million.  To finance the acquisition, the Company used loan proceeds under an amended and restated revolving credit and term loan agreement.  Approximately $0.6 million of transaction related costs were incurred in the acquisition, which are reflected in general and administrative expenses in the Consolidated Statements of Income.

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

The Company accounted for the acquisitions in accordance with ASC 805, “Business Combinations.” Assets acquired and liabilities assumed were recorded at their estimated fair value at acquisition, with the remaining unallocated purchase price recorded as goodwill. The goodwill recorded is included in our transportation segment, and is non-deductible for income tax purposes. For each acquisition, the purchase price was allocated to major classes of assets acquired and liabilities assumed at estimated fair values as of the acquisition date.  These values are based, in part, upon preliminary appraisals for certain assets and subject to change when additional information concerning final asset and liability values is obtained. The final purchase price allocations may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. The allocation of the purchase price in each transaction is as follows (in thousands):

	Container Connection	Specialized Rail	Southern Counties	Fore
Current assets	$6,458	$4,054	$5,359	$6,077
Property and equipment	50	2,710	4,598	10,864
Goodwill	31,699	4,130	31,204	10,414
Intangible assets	31,510	5,342	35,690	12,108
Other assets	-	109	262	-
Current liabilities	(1,102)	(1,992)	(3,027)	(1,234)
Deferred tax liabilities, net	(7,086)	(1,676)	(8,690)	(3,123)
	$61,529	$12,677	$65,396	$35,106

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(4)	Acquisitions—continued

The following unaudited pro forma results of operations present consolidated information of the Company as if the 2018 and 2019 Acquisitions were acquired on January 1, 2018 (in thousands, except per share data):

	Pro Forma Twelve Month Ended
	December 31, 2019	December 31, 2018
Operating revenues	$1,624,219	$1,731,702
Income from operations	$65,013	$103,085
Net income	$36,036	$60,697
Earnings per common share:
Basic	$1.28	$2.14
Diluted	$1.28	$2.14

The unaudited pro forma consolidated results are presented for illustrative purposes and do not purport to represent what the results of operations would actually have been had we acquired the 2018 and 2019 acquisitions on January 1, 2018.  Further, the financial information does not purport to project the future operating results of the Company on a consolidated basis.

For the year ended December 31, 2019, actual revenue and operating income of the 2019 acquired companies was $32.1 million and $0.1 million, respectively. For the year ended December 31, 2018, actual revenue and operating income of the 2018 acquired companies was $70.9 million and $5.1 million, respectively.

(5)	Marketable Securities

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note 10.

The following table sets forth market value, cost, and unrealized gains (losses) on equity securities at December 31 (in thousands):

	2019	2018
Fair value	$9,369	$9,333
Cost	8,136	11,143
Unrealized gains (losses)	$1,233	$(1,810)

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities at December 31 (in thousands):

	2019	2018
Gross unrealized gains	$1,337	$89
Gross unrealized losses	(104)	(1,899)
Net unrealized gains (losses)	$1,233	$(1,810)

The following table shows the Company’s net realized gains on marketable equity securities (in thousands):

	2019	2018	2016
Realized gain
Sale proceeds	$1,596	$5,733	$1,261
Cost of securities sold	1,289	5,229	338
Realized gain	$307	$504	$923

Realized gain, net of taxes	$230	$379	$1,516

During the years ended December 31, 2019 and 2018, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $1,233,000 and $(1,810,000), respectively, which were reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(6)	Accounts Receivable

Accounts receivable amounts appearing in the consolidated financial statements include both billed and unbilled receivables.  We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $29.1 million and $28.8 million at December 31, 2019 and 2018, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2019	2018	2017
Balance at beginning of year	$1,772	$1,330	$1,613
Provision for doubtful accounts	3,133	924	1,533
Acquisition of businesses	350	253	-
Uncollectible accounts written off	(2,710)	(735)	(1,816)
Balance at end of year	$2,545	$1,772	$1,330

(7)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2019	2018
Transportation equipment	$333,899	$267,094
Land, buildings and related assets	129,819	128,805
Other operating assets	116,191	104,559
Information technology equipment	29,880	26,135
Construction in process	96	7,960
Total property and equipment	609,885	534,553
Less accumulated depreciation	(270,062)	(231,319)
Total property and equipment, net	$339,823	$303,234

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following items at December 31 (in thousands):

	2019	2018
Payroll related items	$14,390	$11,476
Driver escrow liabilities	5,249	3,923
Legal settlements	6,948	—
Commissions, taxes and other	8,238	9,727
Total	$34,825	$25,126

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(9)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at	December 31,
	December 31, 2019	2019	2018
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	3.26%	$142,500	$150,000
Revolver	3.26%	151,225	80,588
Equipment Financing (2)	3.09% to 5.13%	128,512	126,162
Real Estate Financing (3)	4.01%	37,492	45,864
Margin Facility (4)	2.86%	—	541
Unamortized debt issuance costs		(2,117)	(2,703)
		457,612	400,452
Less current portion of long-term debt		59,476	51,903
Total long-term debt, net of current portion		$398,136	$348,549

(1) The Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. At closing, proceeds from the Credit Agreement were used to pay off certain existing indebtedness and to pay fees and expenses associated with the Credit Agreement. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each based the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At December 31, 2019, we were in compliance with all covenants under the facility, and $48.8 million was available for borrowing on the revolver.

(2) The Equipment Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance transportation equipment. The equipment notes, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants and are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 3.09% to 5.13%. At December 31, 2019, we were in compliance with all covenants.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(9)	Debt—continued

(3) The Real Estate Financing consists of a series of promissory notes issued by a wholly-owned subsidiary in order to finance certain real property. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at LIBOR plus 2.25%. At December 31, 2019, we were in compliance with all covenants.

(4) The Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At December 31, 2019 and 2018, the maximum available borrowings under the line of credit were $4.8 million and $5.0 million, respectively.

The following table reflects the maturities of our principal repayment obligations as of December 31, 2019 (in thousands):

Years Ending December 31	Term	Revolver	Equipment Financing	Real Estate Financing	Margin Facility	Total
2020	11,250	$—	$43,301	$5,511	$—	$60,062
2021	11,250	—	32,824	5,511	—	49,585
2022	15,000	—	26,603	5,511	—	47,114
2023	105,000	151,225	18,158	5,511	—	279,894
2024	—	—	7,598	5,512	—	13,110
Thereafter	—	—	28	9,936	—	9,964
Total	$142,500	$151,225	$128,512	$37,492	$—	$459,729

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The swap agreements were executed to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $15.5 million at December 31, 2019. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25%, and pays a fixed rate. The March 2016 swap (swap A) became effective October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires July 2026, and an additional March 2016 swap (swap B) became  effective October 2016, has a rate of 3.83% (amortizing notional amount of $5.5 million) and expires May 2022.  At December 31, 2019 and 2018, the fair value of the two swap agreements was a liability of $0.1 million and an asset of $0.4 million, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 10, “Fair Value Measurement and Disclosures” for additional information pertaining to interest rate swaps.

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

December 31, 2019, 2018 and 2017

(10)	Fair Value Measurement and Disclosures—continued

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$18	$—	$—	$18
Marketable securities	9,369	—	—	9,369
Total Assets	$9,387	$—	$—	$9,387

Liabilities
Interest rate swaps	$—	$137	$—	$137
Total Liabilities	$—	$137	$—	$137

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Marketable securities	$9,333	$—	$—	$9,333
Interest rate swaps	—	392	—	392
Total Assets	$9,333	$392	$—	$9,725

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

For our equipment promissory notes with fixed rates, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying values and estimated fair values of these promissory notes at December 31, 2019 is summarized as follows:

	2019
	Carrying Value	Estimated Fair Value
Equipment promissory notes	$128,512	$130,929

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

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

Universal also purchases other services from CenTra and other affiliates under common control with CenTra. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the years ended December 31 (in thousands):

	2019	2018	2017
Administrative support services	$4,085	$3,094	$2,771
Truck fuel, tolls and maintenance	895	2,428	2,652
Real estate rent and related costs	11,794	14,295	17,046
Insurance and employee benefit plans	53,050	57,370	55,995
Contracted transportation services	65	1,240	35
Total	$69,889	$78,427	$78,499

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

A significant number of our operating locations are located in facilities leased from affiliates.  At 28 facilities, occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly.  Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility.  However, we are not limited to such arrangements. See Note 13, “Leases” for further information regarding the cost of leased properties.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders.  Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At December 31, 2019 and 2018, amounts due to affiliates were $14.8 million and $17.8 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At December 31, 2019 and 2018, there were $9.9 million and $10.5 million, respectively, included in each of these accounts for insured claims.

During 2018, we made purchases of used equipment from an affiliate totaling $8,300, and purchased wheels and tires from an affiliate for new trailering equipment totaling $466,000 during the same period.  There were no such purchases made during 2019.

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

	2019	2018	2017
Purchased transportation and equipment rent	$1,636	$900	$1,100
Total	$1,636	$900	$1,100

At December 31, 2019 and 2018, amounts due from affiliates were $1.7 million and $5.2 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(11)	Transactions with Affiliates—continued

During 2019, we also sold a vacant parcel of land to an affiliate for $2.5 million.  The sales price was established by an independent third party appraisal.  The Company’s basis in the land was $2.4 million, resulting in a gain of $0.1 million.

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

(12)	Income Taxes

A summary of income (loss) related to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Operations
U.S. Domestic	$50,102	$71,441	$28,360
Foreign	84	(2,052)	(11,219)
Total pre-tax income	$50,186	$69,389	$17,141

The provision (benefit) for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2019	2018	2017
Current:
U.S. Federal	$2,772	$7,266	$5,394
State	2,450	3,556	2,227
Foreign	294	427	688
Total current	5,516	11,249	8,309
Deferred:
U.S. Federal	6,392	5,873	(14,264)
State	(440)	(855)	(1,113)
Foreign	1,132	944	(3,944)
Total deferred	7,084	5,962	(19,321)
Total	$12,600	$17,211	$(11,012)

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(12)	Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2019	2018
Domestic deferred tax assets:
Allowance for doubtful accounts	$602	$425
Other assets	3,355	4,561
Accrued expenses	4,132	4,982
Total domestic deferred tax assets	$8,089	$9,968
Domestic deferred tax liabilities:
Prepaid expenses	$782	$696
Marketable securities	1,014	1,004
Intangible assets	20,578	25,907
Property and equipment	51,407	41,589
Total domestic deferred tax liabilities	$73,781	$69,196
Net domestic deferred tax liabilities	$65,692	$59,228
Foreign deferred tax assets
Net operating losses	$3,543	$3,499
Other assets	102	927
Valuation allowance - foreign	(2,185)	(1,877)
Total foreign deferred tax asset	$1,460	$2,549
Net deferred tax liability	$64,232	$56,679

In assessing whether deferred tax assets may be realized in the future, management considers whether it is more likely than not that some portion of such tax assets will not be realized. The deferred tax assets and liabilities were reviewed separately by jurisdictions when measuring the need for valuation allowances.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the domestic deferred tax assets are expected to reverse, and our ability to generate future capital gains, management believes it is more likely than not that we will realize the benefits of these deductible differences.  Thus, no valuation allowance has been established for the domestic deferred tax assets.  We had foreign net operating loss carryforward associated with our Mexican subsidiary with a tax effect of $1.4 million as of December 31, 2019. The net operating loss carryforward will expire in 2027. Although realization is not assured, the Company has concluded that it is more likely than not that the deferred tax asset will be fully realized and as such no valuation allowance has been provided.  At December 31, 2019, we also had foreign net operating loss carryforwards associated with our Canadian and German subsidiaries with a tax effect of $2.2 million. Based on the anticipated earnings projections, management has recorded a full valuation allowance for the deferred tax assets associated with these entities.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(12)	Income Taxes—continued

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2019	2018	2017
Federal statutory rate	21%	21%	35%
Change in tax law	0%	0%	-106%
Non-deductible expense	0%	0%	2%
State, net of federal benefit	3%	3%	4%
Foreign	2%	2%	1%
Other	-1%	-1%	0%
Effective tax rate	25%	25%	-64%

As of December 31, 2019, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.3 million.  These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate.  At December 31, 2019, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months.  As of December 31, 2019, the amount of accrued interest and penalties was $0.1 million and $0.1 million, respectively.

The changes in our gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2019	2018	2017
Unrecognized tax benefit – beginning of year	$331	$367	$416
Increases related to prior year tax positions	20	26	22
Increases related to current year tax positions	29	30	9
Decreases related to prior year tax positions	(101)	(92)	(80)
Unrecognized tax benefit – end of year	$279	$331	$367

(13)	Leases

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

We initially record these assets and liabilities based on the present value of lease payments over the lease term using our incremental borrowing rate applicable to the leased asset or the implicit rate in the lease if it is readily determinable. Most of our leases did not provide a readily determinable implicit rate, and therefore we estimated our incremental borrowing rate based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that we would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. We elected to utilize a portfolio approach and applied the rates to a portfolio of leases with similar underlying assets and terms. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019. ASU 2016-02 was adopted as of the effective date, and as such prior period amounts are reported under the accounting standards in effect for those periods (ASC 840).

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(13)	Leases - continued

As of December 31, 2019, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of December 31, 2019, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the year ended December 31, 2019 and related information (in thousands):

	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$10,611	$23,464	$34,075
Short-term lease cost	380	3,592	3,972
Variable lease cost	824	2,769	3,593
Sublease income	-	(2,760)	(2,760)
Total lease cost	$11,815	$27,065	$38,880

The following table summarizes other lease related information as of and for the year ended December 31, 2019 (in thousands):

	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$11,628	$21,530	$33,158
Right-of-use asset change due to acquisition of new business	$-	$3,661	$3,661
Right-of-use asset change due to lease termination	$(15,533)	$-	$(15,533)
Right-of-use assets obtained in exchange for new operating lease liabilities	$20,956	$18,847	$39,803
Weighted-average remaining lease term (in years)	6.9	4.1	5.1
Weighted-average discount rate	8.0%	4.7%	6.1%

Future minimum lease payments under these operating leases as of December 31, 2019, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
Year one	$9,368	$22,417	$31,785
Year two	6,919	13,784	20,703
Year three	4,703	8,267	12,970
Year four	3,712	5,760	9,472
Year five	3,573	3,932	7,505
Thereafter	16,616	7,933	24,549
Total required lease payments	$44,891	$62,093	$106,984
Less amounts representing interest			(17,826)
Present value of lease liabilities			$89,158

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(13)	Leases – continued

Under ASC 840, future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 were as follows:

Years Ending December 31	With Affiliates	With Third Parties	Total
2019	$9,501	$12,841	$22,342
2020	6,604	10,456	17,060
2021	5,408	3,928	9,336
2022	3,919	1,331	5,250
2023	3,592	833	4,425
Thereafter	8,331	—	8,331
Total required payments	$37,355	$29,389	$66,744

During 2019, the Company determined that the future minimum lease payment schedule included in the 2018 Annual Report on Form 10-K excluded certain lease commitments (see Note 2 “Recent Accounting Pronouncements”). The table understated our lease payments by $7.5 million in total ($0.4 million in 2019, $3.8 million in 2020, $1.2 million in 2021, $1.3 million in 2022, and $0.8 million in 2023). The table above has been revised to reflect the corrected amounts.

Rental expense for facilities, vehicles and other equipment leased from third parties under operating leases was $22.6 million and $17.9 million for the years ended December 31, 2018 and 2017, respectively.

(14)	Retirement Plans

We offer 401(k) defined contribution plans to our employees.  The plans are administered by a company controlled by our principal shareholders and include different matching provisions depending on which subsidiary or affiliate is involved.  In the plans available to certain employees not subject to collective bargaining agreements, we matched contributions up to $600 annually for each employee who is not considered highly compensated through December 31, 2008, after which some matching contributions were suspended as a response to market conditions at certain subsidiaries.  Three other 401(k) plans are provided to employees of specific operations and offer matching contributions that range from zero to $2,080 per participant annually.  The total expense for contributions for 401(k) plans, including plans related to collective bargaining agreements, was $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

In connection with a collective bargaining agreement that covered 11 Canadian employees at December 31, 2019, we are required to make defined contributions into the Canada Wide Industrial Pension Plan.  At December 31, 2019 and 2018, the required contributions totaled approximately $36,000 and $39,000, respectively.

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

On February 22, 2017 and February 24, 2016, the Company granted 10,000 and 10,000 shares, respectively, of restricted stock to our former Chief Executive Officer.  The restricted stock grants have fair values of $13.45 per share and $15.55 per share, respectively, based on the closing price of the Company’s stock on each grant date.  For each award, 25% of the shares vested immediately on the grant dates, and the remaining shares vest in three equal installments with the final vesting of the 2017 award to occur on March 5, 2020, in each case subject to continued employment with the Company.

On February 20, 2019, the Company granted 44,500 shares of restricted stock to certain of its employees, including 12,000 shares to our former Chief Executive Officer and 10,000 shares to our Chief Financial Officer. The restricted stock grants have a grant date fair value of $23.56 per share, based on the closing price of the Company’s stock, and will vest in four equal increments on each February 20 in 2020, 2021, 2022 and 2023, in each case subject to continued employment with the Company.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(15)	Stock Based Compensation - continued

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

A summary of the status of our non-vested shares as of December 31, 2019, and changes during the year ended December 31, 2019, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	7,500	$14.15
Granted	44,500	$23.56
Vested	(5,000)	$14.50
Forfeited	(5,000)	$23.56
Balance at December 31, 2019	42,000	$22.96

During the years ended December 31, 2019, 2018 and 2017, the total grant date fair value of vested shares recognized as compensation cost was $73,000, $413,000, and $414,000, respectively.  As of December 31, 2019, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of approximately $0.3 million in 2020, and $0.2 million in each year of 2021, 2022 and 2023.

(16)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

The Company was plaintiff in a lawsuit filed on June 11, 2015 against, among others, Dalton Logistics, Inc. (“Dalton”) in the United States District Court for the Southern District of Texas. The Company was seeking approximately $1.9 million in damages from a debtor relating to unpaid freight charges. In response to the filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: One in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million, but ignored the $1.9 million jury award in favor of Universal.  The Company filed an appeal with the United States Court of Appeals for the Fifth Circuit to overturn the verdict and the judgment.  On January 3, 2020, the appellate court upheld the verdict and the judgement against Universal.  In connection with the ruling, the Company recorded a pre-tax charge to net income of $2.9 million in the fourth quarter of 2019.  As of December 31, 2019, the $5.7 million judgement, plus $0.8 million of interest has been accrued.  The Company expects to fund the judgement and accrued interest in the first quarter of 2020.

As previously disclosed, a predecessor to a subsidiary of the Company was a party to a legal proceeding captioned Denton v. UACL, et al. (the “Denton Litigation”). The Company resolved the Denton Litigation on September 24, 2019 (the “Final Denton Settlement”). Under the terms of the Final Denton Settlement, the Company agreed to pay plaintiffs $36.0 million in cash, exclusive of amounts previously paid, based on an opinion issued by the Appellate Court of Illinois First Judicial District on September 24, 2019 affirming the trial court judgment. In connection with the Final Denton Settlement, the Company recorded a pre-tax charge to net income of $24.8 million in the third quarter of 2019.  On October 23, 2019, the Company funded the $36.0 million payment.

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

At December 31, 2019, approximately 29% of our employees in the United States, Canada and Colombia are subject to collective bargaining agreements that are renegotiated periodically, of which 21% are subject to contracts that expire in 2020.  Of our employees in Mexico, 92% are subject to such collective bargaining agreements, and our contract expiring in 2020 is currently being negotiated.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(17)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the years ended December 31, 2019, 2018 and 2017, there were 910, 6,912 and 2,922 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

For the year ended December 31, 2019 and 2017, 44,500 and 2,500 shares, respectively, were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. For the year ended December 31, 2018, no shares were excluded from the calculation of diluted earnings per share.

(18)	Quarterly Financial Data (unaudited)

	2019
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$377,406	$383,175	$375,486	$375,931
Operating income	26,513	30,716	(7,352)	15,503
Income before income taxes	23,097	26,714	(11,268)	11,643
Income tax expense	5,800	6,742	(2,848)	2,906
Net income	$17,297	$19,972	$(8,420)	$8,737
Earnings per common share:
Basic	$0.61	$0.70	$(0.30)	$0.32
Diluted	$0.61	$0.70	$(0.30)	$0.32
Weighted average number of common shares outstanding:
Basic	28,380	28,383	28,263	27,282
Diluted	28,381	28,385	28,264	27,283

	2018
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$335,113	$365,925	$374,292	$386,378
Operating income (loss)	17,104	26,252	22,530	17,908
Income (loss) before income taxes	14,156	23,634	19,973	11,626
Income tax (benefit) expense	3,722	5,965	4,918	2,606
Net income (loss)	$10,434	$17,669	$15,055	$9,020
Earnings per common share:
Basic	$0.37	$0.62	$0.53	$0.32
Diluted	$0.37	$0.62	$0.53	$0.32
Weighted average number of common shares outstanding:
Basic	28,386	28,395	28,382	28,370
Diluted	28,393	28,402	28,392	28,374

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(19)	Segment Reporting

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

The following tables summarize information about our reportable segments as of and for the fiscal years ended December 31, 2019, 2018 and 2017 (in thousands):

2019	Transportation	Logistics	Other	Total
Operating revenues	$1,013,548	$497,315	$1,135	$1,511,998
Eliminated inter-segment revenues	(1,921)	(835)	—	(2,756)
Depreciation and amortization	39,239	33,670	1,856	74,765
Income from operations	20,226	47,694	(2,540)	65,380
Capital expenditures	18,830	58,547	2,376	79,753
Total assets	618,931	348,972	20,094	987,997

2018	Transportation	Logistics	Other	Total
Operating revenues	$949,242	$510,918	$1,548	$1,461,708
Eliminated inter-segment revenues	(1,673)	(12,451)	—	(14,124)
Depreciation and amortization	27,128	26,125	1,172	54,425
Income from operations	51,634	31,136	1,024	83,794
Capital expenditures	32,267	33,312	1,006	66,585
Total assets	525,906	298,455	18,786	843,147

2017	Transportation	Logistics	Other	Total
Operating revenues	$750,302	$465,070	$1,293	$1,216,665
Eliminated inter-segment revenues	(1,064)	(8,095)	—	(9,159)
Depreciation and amortization	17,661	29,136	198	46,995
Income from operations	14,512	10,597	105	25,214
Capital expenditures	12,330	50,597	433	63,360
Total assets	291,736	293,773	25,083	610,592

We provide a portfolio of transportation and logistics services to a wide range of customers throughout the United States and in Mexico, Canada and Colombia.  Revenues attributed to geographic areas are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$1,480,637	$1,426,897	$1,179,115
Mexico	16,100	18,716	24,346
Canada	13,552	14,188	11,538
Colombia	1,709	1,907	1,666
Total	$1,511,998	$1,461,708	$1,216,665

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2019, 2018 and 2017

(19)	Segment Reporting—continued

Net long-lived property and equipment assets by geographic area are presented in the table below (in thousands):

	Year Ended December 31,
	2019	2018
United States	$319,348	$284,321
Mexico	19,587	18,612
Canada	242	295
Colombia	646	6
Total	$339,823	$303,234

(20)	Subsequent Events

On February 6, 2020, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on March 2, 2020 and is expected to be paid on April 6, 2020.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The scope of management’s assessment as of December 31, 2019 did not include an assessment of the internal controls over financial reporting during 2019 for Roadrunner Intermodal Services, LLC, Morgan Southern, Inc., Wando Trucking, LLC, or Central Cal Transportation, LLC (collectively, “Roadrunner Intermodal”) or Michael’s Cartage, Inc. (collectively the “Acquired Companies”), each of which was acquired during 2019.  Management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 the Acquired Companies’ internal control over financial reporting associated with total assets of $83.5 million, operating revenues of $32.1 million and net income of $0.1 million, all of which are included in the consolidated financial statements Universal Logistics Holdings, Inc. as of and for the year ended December 31, 2019.  For the fiscal year ending December 31, 2020, the scope of management’s assessment on internal control over financial reporting will include the Acquired Companies’ operations.

Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019. The Company’s independent registered public accounting firm, BDO USA LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Universal Logistics Holdings, Inc.

Warren, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Universal Logistics Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

As indicated in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Roadrunner Intermodal Services, LLC, Morgan Southern, Inc., Wando Trucking, LLC, or Central Cal Transportation, LLC (collectively, “Roadrunner Intermodal”) or Michael’s Cartage, Inc. (collectively the “Acquired Companies”), which were acquired in 2019 and which are included in the consolidated balance sheet of Universal Logistics Holdings, Inc. as of December 31, 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. The Acquired Companies had $83.5 million of total assets as of December 31, 2019, and $32.1 million and $0.1 million of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the Acquired Companies because of the timing of the acquisitions which were completed on various dates in 2019. Our audit of internal control over financial reporting of Universal Logistics Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of the Acquired Companies.

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

March 16, 2020

ITEM 9B:	OTHER INFORMATION

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 30, 2020. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 30, 2020.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 30, 2020.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 30, 2020.

The following table presents information about equity plans under which equity securities of the Company are authorized for issuance at December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	42,000	$—	(1)	162,380
Equity compensation plans not approved by security holders	—	$—		—
Total	42,000	$—	(1)	162,380

(1)

Reflects shares to be issued under restricted stock bonus awards, which do not have an exercise price.  As of December 31, 2019, the Company has no outstanding options, warrants or rights that require payment of an exercise price.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 30, 2020.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 30, 2020.

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

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

3.2	Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012)

3.3	Certificate of Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016)

3.4	Fifth Amended and Restated Bylaws, effective December 13, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2019)

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

4.2*	Description of Capital Stock of the Registrant

4.3

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

10.12+	Employment Agreement between the Registrant and Tim Phillips (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2020)

10.13+*	Separation Agreement between the Registrant and Jeff Rogers

21.1*	Subsidiaries of the Registrant

23.1*	Consent of BDO USA LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

+	Indicates a management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)
By:	/s/ Jude Beres
Jude Beres, Chief Financial Officer

Date: March 16, 2020

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Tim Phillips and Jude Beres, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Tim Phillips	Chief Executive Officer	March 16, 2020
Tim Phillips	(Principal Executive Officer)
/s/ Jude Beres	Chief Financial Officer and Treasurer	March 16, 2020
Jude Beres	(Principal Financial and Accounting Officer)
/s/ Matthew T. Moroun	Chairman of the Board	March 16, 2020
Matthew T. Moroun
/s/ Manuel J. Moroun	Director	March 16, 2020
Manuel J. Moroun
/s/ Grant Belanger	Director	March 16, 2020
Grant Belanger
/s/ Frederick P. Calderone	Director	March 16, 2020
Frederick P. Calderone
/s/ Daniel J. Deane	Director	March 16, 2020
Daniel J. Deane
/s/ Clarence W. Gooden	Director	March 16, 2020
Clarence W. Gooden
/s/ Michael A. Regan	Director	March 16, 2020
Michael A. Regan
/s/ Richard P. Urban	Director	March 16, 2020
Richard P. Urban
/s/ H.E. “Scott” Wolfe	Director	March 16, 2020
H. E. “Scott” Wolfe