Form 10-Q
period 2020-04-04
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2020-05-14
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 11, 2020, was 26,918,830.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	April 4, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,995	$7,726
Marketable securities	6,320	9,369
Accounts receivable – net of allowance for doubtful accounts of $3,044 and $2,545, respectively	219,229	210,534
Other receivables	18,395	19,065
Prepaid expenses and other	21,216	19,676
Due from affiliates	2,838	1,705
Prepaid income taxes	-	3,768
Total current assets	275,993	271,843
Property and equipment – net of accumulated depreciation of $277,743 and $270,062, respectively	355,381	339,823
Operating lease right-of-use asset	90,805	87,209
Goodwill	170,039	168,451
Intangible assets – net of accumulated amortization of $82,442 and $78,366, respectively	112,035	116,111
Deferred income taxes	1,412	1,460
Other assets	2,790	3,100
Total assets	$1,008,455	$987,997
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$88,801	$91,909
Current portion of long-term debt	57,904	59,476
Current portion of operating lease liabilities	25,638	27,484
Accrued expenses and other current liabilities	25,634	34,825
Insurance and claims	22,874	23,039
Due to affiliates	21,483	14,842
Income taxes payable	1,260	-
Total current liabilities	243,594	251,575
Long-term liabilities:
Long-term debt, net of current portion	420,877	398,136
Operating lease liabilities, net of current portion	63,860	61,674
Deferred income taxes	65,892	65,692
Other long-term liabilities	5,569	5,703
Total long-term liabilities	556,198	531,205
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,979,827 and 30,970,452 shares issued; 26,925,201 and 27,282,230 shares outstanding, respectively	30,981	30,972
Paid-in capital	4,484	4,298
Treasury stock, at cost; 4,054,626 and 3,688,222 shares, respectively	(82,166)	(77,247)
Retained earnings	260,502	251,204
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $(167) and $(32), respectively	(553)	(105)
Foreign currency translation adjustments	(4,585)	(3,905)
Total shareholders’ equity	208,663	205,217
Total liabilities and shareholders’ equity	$1,008,455	$987,997

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended
	April 4, 2020	March 30, 2019
Operating revenues:
Truckload services	$58,898	$65,671
Brokerage services	85,900	85,867
Intermodal services	110,322	91,168
Dedicated services	31,579	37,021
Value-added services	95,463	97,679
Total operating revenues	382,162	377,406
Operating expenses:
Purchased transportation and equipment rent	180,856	177,325
Direct personnel and related benefits	97,388	93,167
Operating supplies and expenses	30,695	30,770
Commission expense	7,170	7,836
Occupancy expense	8,831	9,284
General and administrative	8,924	9,241
Insurance and claims	4,872	6,352
Depreciation and amortization	19,518	16,918
Total operating expenses	358,254	350,893
Income from operations	23,908	26,513
Interest income	8	22
Interest expense	(4,217)	(4,391)
Other non-operating income (expense)	(3,605)	953
Income before income taxes	16,094	23,097
Income tax expense	3,931	5,800
Net income	$12,163	$17,297
Earnings per common share:
Basic	$0.45	$0.61
Diluted	$0.45	$0.61
Weighted average number of common shares outstanding:
Basic	27,223	28,380
Diluted	27,223	28,381
Dividends declared per common share	$0.105	$0.105

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended
	April 4, 2020	March 30, 2019
Net Income	$12,163	$17,297
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(135) and $(44), respectively	(448)	(143)
Foreign currency translation adjustments	(680)	229
Total other comprehensive income (loss)	(1,128)	86
Total comprehensive income	$11,035	$17,383

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	April 4, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$12,163	$17,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,518	16,918
Noncash lease expense	7,555	7,103
Loss (gain) on marketable equity securities	3,409	(875)
Gain on disposal of property and equipment	(506)	(24)
Amortization of debt issuance costs	146	147
Stock-based compensation	195	73
Provision for doubtful accounts	1,048	507
Deferred income taxes	(1,202)	(3,240)
Change in assets and liabilities:
Trade and other accounts receivable	(11,947)	(1,752)
Prepaid income taxes, prepaid expenses and other assets	2,404	1,810
Principal reduction in operating lease liabilities	(7,258)	(6,692)
Accounts payable, accrued expenses and other current liabilities, insurance and claims, and income taxes payable	(5,147)	21,926
Due to/from affiliates, net	5,507	(4,497)
Other long-term liabilities	(719)	(935)
Net cash provided by operating activities	25,166	47,766
Cash flows from investing activities:
Capital expenditures	(32,775)	(10,790)
Proceeds from the sale of property and equipment	2,282	913
Purchases of marketable securities	(360)	—
Acquisition of business	—	(427)
Net cash used in investing activities	(30,853)	(10,304)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	91,200	15,565
Repayments of debt - revolving debt	(84,084)	(41,249)
Proceeds from borrowing - term debt	29,760	7,979
Repayments of debt - term debt	(15,853)	(12,728)
Borrowings under margin account	256	—
Repayments under margin account	(256)	(541)
Dividends paid	(5,731)	(6,101)
Purchases of treasury stock	(4,919)	—
Net cash provided by (used in) financing activities	10,373	(37,075)
Effect of exchange rate changes on cash and cash equivalents	(4,417)	222
Net increase in cash	269	609
Cash and cash equivalents – beginning of period	7,726	5,727
Cash and cash equivalents – end of period	$7,995	$6,336

Supplemental cash flow information:
Cash paid for interest	$4,157	$4,091
Cash paid for income taxes	$55	$769
Acquisition of business:
Payment of acquisition obligations	—	427
Net cash paid for acquisition of business	$-	$427

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2018	$30,967	$4,230	$(52,462)	$231,525	$(4,961)	$209,299
Net income	—	—	—	17,297	—	17,297
Comprehensive income	—	—	—	—	86	86
Dividends paid ($0.215 per share)	—	—	—	(6,101)	—	(6,101)
Stock based compensation	5	68	—	—	—	73
Purchases of treasury stock	—	—	—	—	—	—
Balances – March 30, 2019	$30,972	$4,298	$(52,462)	$242,721	$(4,875)	$220,654

Balances – December 31, 2019	$30,972	$4,298	$(77,247)	$251,204	$(4,010)	$205,217
Net income	—	—	—	12,163	—	12,163
Comprehensive income	—	—	—	—	(1,128)	(1,128)
Dividends paid ($0.105 per share)	—	—	—	(2,865)	—	(2,865)
Stock based compensation	9	186	—	—	—	195
Purchases of treasury stock	—	—	(4,919)	—	—	(4,919)
Balances – April 4, 2020	$30,981	$4,484	$(82,166)	$260,502	$(5,138)	$208,663

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Universal” or the “Company”) have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2019 and 2018 and for each of the years in the three-year period ended December 31, 2019 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

(2)	Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  The ASU was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company has evaluated the provisions of this standard and determined that it is applicable to our primary term loan and revolving credit facility, real estate promissory notes and investment margin credit facility. The London Interbank Offered Rate (“LIBOR”) is the basis for interest charges on outstanding borrowings for both our line of credit and investment margin account. The scheduled discontinuation of LIBOR is not expected to materially alter any provisions of either of these debt instruments, except for the identification of a replacement reference rate. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

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

In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The new standard will become effective for us beginning with the first quarter 2023, and is not expected to have a material impact on our consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)	Revenue Recognition

The Company broadly groups its services into the following categories: truckload, brokerage, intermodal, dedicated and value-added. We disaggregate these categories and report our service lines separately on the Consolidated Statements of Income.

Truckload services include dry van, flatbed, heavy-haul and refrigerated operations. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries.

To complement our available capacity, we provide customers freight brokerage services by utilizing third-party transportation providers to move freight. Brokerage services also include full-service domestic and international freight forwarding and customs brokerage.

Intermodal services include rail-truck, steamship-truck and support services. Our intermodal support services are primarily short- to medium-distance delivery of rail and steamship containers between the railhead or port and the customer and drayage services.

Dedicated services are primarily provided in support of automotive and retail customers using van equipment.  Dedicated services also include our final mile and ground expedited services.  Our dedicated services are primarily short-run or round-trip moves within a defined geographic area.

Transportation services are short term in nature; agreements governing their provision generally have a term of less than one year. They do not contain significant financing components.  The Company recognizes revenue over the period transportation services are provided to the customer, including service performed as of the end of the reporting period for loads currently in-transit, in order to recognize the value that is transferred to a customer over the course of the transportation service.

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

Value-added services, which are typically dedicated to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management.  Value-added revenues are substantially driven by the level of demand for outsourced logistics services. Major factors that affect value-added service revenue include changes in manufacturing supply chain requirements and production levels in specific industries, particularly the North American automotive and Class 8 heavy-truck industries.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	April 4, 2020	December 31, 2019
Prepaid expenses and other - contract assets	$1,802	$1,156

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

The Company accounts for its marketable equity securities in accordance with ASC Topic 321 “Investments Equity Securities.” ASC Topic 321 requires companies to measure equity investments at fair value, with changes in fair value recognized in net income. The Company’s investments in marketable securities consist of equity securities with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income (expense).

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note 8.

The following table sets forth market value, cost, and unrealized gains on equity securities (in thousands):

	April 4, 2020	December 31, 2019
Fair value	$6,320	$9,369
Cost	9,729	8,136
Unrealized gain (loss)	$(3,409)	$1,233

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	April 4, 2020	December 31, 2019
Gross unrealized gains	$—	$1,337
Gross unrealized losses	(3,409)	(104)
Net unrealized gains (losses)	$(3,409)	$1,233

The Company did not sell marketable equity securities during either of the thirteen-week periods ended April 4, 2020 or March 30, 2019.

During the thirteen-week periods ended April 4, 2020 and March 30, 2019, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $(3,400,000) and $875,000, respectively, which was reported in other non-operating income (expense) for the period.

(5)	Goodwill

The changes in the carrying amount of goodwill during the thirteen weeks ended April 4, 2020 are as follows:

Balance as of January 1, 2020	$168,451
Purchase accounting adjustments	1,588
Balance as of April 4, 2020	$170,039

During the thirteen weeks ended April 4, 2020, the Company made purchase accounting adjustments to the preliminary purchase price allocation of the Company’s April 22, 2019 acquisition of Michael’s Cartage.  The adjustments resulted in an increase in goodwill of $1.6 million, with an offsetting increase in current liabilities of $0.1 million and a decrease in other assets of $1.5 million.

At April 4, 2020 and December 31, 2019, $113.7 million and $112.2 million of goodwill was recorded in our transportation segment, respectively.  At both April 4, 2020 and December 31, 2019, $56.3 million of goodwill was recorded in our logistics segment.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	April 4, 2020	December 31, 2019

Payroll related items	$11,352	$14,390
Driver escrow liabilities	5,368	5,249
Commissions, taxes and other	8,914	8,238
Legal settlements	-	6,948
Total	$25,634	$34,825

(7)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at April 4, 2020	April 4, 2020	December 31, 2019
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	2.74%	$139,688	$142,500
Revolver	2.74%	158,341	151,225
Equipment Financing (2)	2.78% to 5.13%	128,267	128,512
Real Estate Financing (3)	2.84% to 3.24%	54,456	37,492
Margin Facility (4)	2.09%	—	—
Unamortized debt issuance costs		(1,971)	(2,117)
		478,781	457,612
Less current portion of long-term debt		57,904	59,476
Total long-term debt, net of current portion		$420,877	$398,136

(1) Our Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each based the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At April 4, 2020, we were in compliance with all covenants under the facility, and $41.7 million was available for borrowing on the revolver.

(2) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.78% to 5.13%.

(3) Our Real Estate Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments. Each of the notes bears interest at a variable rate ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At April 4, 2020, we were in compliance with all covenants.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Debt – continued

(4) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At April 4, 2020, the maximum available borrowings under the line of credit were $3.9 million.

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The Company executed the swap agreements to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $14.9 million at April 4, 2020. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25% and pays a fixed rate. The first swap became effective in October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires in July 2026. The second swap became effective in October 2016, has a rate of 3.83% (amortizing notional amount of $4.9 million) and expires in May 2022. At April 4, 2020, the fair value of the swap agreements was a liability of $0.7 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 8 for additional information pertaining to interest rate swaps.

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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	April 4, 2020
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$30	$—	$—	$30
Marketable securities	6,320	—	—	6,320
Total assets	$6,350	$—	$—	$6,350

Liabilities
Interest rate swaps	$—	$720	$—	$720
Total liabilities	$—	$720	$—	$720

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

Our Credit Agreement and our Real Estate Financing consist of variable rate borrowings.  We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at April 4, 2020 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$128,267	$131,499

We have not elected the fair value option for any of our financial instruments.

(9)	Leases

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

As of April 4, 2020, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of April 4, 2020, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Leases – continued

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

The following table summarizes our lease costs for the thirteen week period ended April 4, 2020 and related information (in thousands):

	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,836	$5,960	$8,796
Short-term lease cost	241	1,198	1,439
Variable lease cost	226	793	1,019
Sublease income	-	(879)	(879)
Total lease cost	$3,303	$7,072	$10,375

	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$2,814	$5,622	$8,436
Right-of-use asset change due to lease termination		$(1,109)	$(1,109)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,739	$11,092	$12,831
Weighted-average remaining lease term (in years)	6.4	4.7	5.2
Weighted-average discount rate	7.6%	4.5%	5.7%

Future minimum lease payments under these operating leases as of April 4, 2020, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
Year one	$8,385	$21,287	$29,672
Year two	6,411	13,113	19,524
Year three	4,126	9,270	13,396
Year four	3,418	6,934	10,352
Year five	3,135	5,697	8,832
Thereafter	12,798	11,070	23,868
Total required lease payments	$38,273	$67,371	$105,644
Less amounts representing interest			(16,146)
Present value of lease liabilities			$89,498

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Transactions with Affiliates

CenTra, Inc. (“CenTra”), an affiliate of the Company that is owned by our controlling shareholders, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from affiliates controlled by CenTra. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks ended April 4, 2020 and March 30, 2019 (in thousands):

	Thirteen weeks ended
	April 4, 2020	March 30, 2019

Administrative support services	$188	$714
Truck fuel, tolls and maintenance	306	302
Real estate rent and related costs	3,307	3,244
Insurance and employee benefit plans	13,153	9,474
Purchased transportation and equipment rent	5	8
Total	$16,959	$13,742

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

We lease 27 facilities from related parties.  Our occupancy is based on either month-to-month or contractual, multi-year lease arrangements that are billed and paid monthly. Leasing properties from a related party affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 9, “Leases” for further information regarding the cost of leased properties.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders. Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At April 4, 2020 and December 31, 2019, amounts due to affiliates were $21.5 million and $14.8 million, respectively. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At both April 4, 2020 and December 31, 2019, there was $9.9 million included in each of these accounts for insured claims.

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks ended April 4, 2020 and March 30, 2019 (in thousands):

	Thirteen weeks ended
	April 4, 2020	March 30, 2019
Purchased transportation and equipment rent	$135	$249
Total	$135	$249

At April 4, 2020 and December 31, 2019, amounts due from affiliates were $2.8 million and $1.7 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Stock Based Compensation

On April 23, 2014, our Board of Directors adopted our 2014 Amended and Restated Stock Incentive Plan. The Plan was approved at the 2014 annual meeting of shareholders and became effective as of the date our Board adopted it. The 2014 Plan replaced our 2004 Stock Incentive Plan and carried forward the shares of common stock that remained available for issuance under the 2004 Plan. The grants under the Plan may be made in the form of options, restricted stock awards, restricted stock purchase rights, stock appreciation rights, phantom stock units, restricted stock units or shares of unrestricted common stock.

On February 5, 2020, the Company granted 5,000 shares of restricted stock to our Chief Financial Officer.  The restricted stock award has a fair value of $17.74 per share, based on the closing price of the Company’s stock on the grant date. The shares will vest on February 20, 2024, subject to his continued employment with the Company.

On January 10, 2020, the Company granted 60,000 shares of restricted stock to our Chief Executive Officer.  The restricted stock award has a fair value of $18.82 per share, based on the closing price of the Company’s stock on the grant date. The shares will vest in installments of 20,000 shares on January 10, 2024 and January 10, 2026, and installments of 10,000 shares on January 10, 2027 and January 10, 2028, subject to his continued employment with the Company.

On February 20, 2019, the Company granted 44,500 shares of restricted stock to certain of its employees, including 12,000 shares to our then Chief Executive Officer and 10,000 shares to our Chief Financial Officer. The restricted stock awards have a grant date fair value of $23.56 per share, based on the closing price of the Company’s stock, and any non-vested shares under the awards will vest in four equal increments on each February 20 in 2021, 2022 and 2023. The non-vested shares granted to our former Chief Executive Officer on February 20, 2019 were forfeited upon his separation from service with the Company on January 10, 2020.

 A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	42,000	$22.96
Granted	65,000	$18.74
Vested	(9,375)	$20.86
Forfeited	(17,000)	$23.56
Balance at April 4, 2020	80,625	$19.90

During the thirteen-week periods ended April 4, 2020 and March 30, 2019, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million and $0.1 million, respectively.  As of April 4, 2020, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.2 million in each year of 2021, 2022, and 2023, and $0.4 million in 2024, $0.3 million in 2026, and $0.2 million in each 2027 and 2028.

(12)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks ended April 4, 2020 and March 30, 2019, we included 0 and 882 weighted average non-vested shares of restricted stock, respectively, in the denominator for the calculation of diluted earnings per share.

For the thirteen weeks ended April 4, 2020 and March 30, 2019, we excluded 85,625 and 44,500 shares of non-vested restricted stock, respectively, from the calculation of diluted earnings per share because such shares were anti-dilutive.

(13)	Dividends

On February 6, 2020, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on April 6, 2020 to shareholders of record at the close of business on March 2, 2020.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments as of and for the thirteen week period ended April 4, 2020 and March 30, 2019 (in thousands):

	Thirteen weeks ended April 4, 2020
	Transportation	Logistics	Other	Total
Operating revenues	$254,673	$127,042	$447	$382,162
Eliminated inter-segment revenues	(633)	(235)	-	(868)
Income from operations	12,103	11,690	115	23,908
Total assets	638,009	355,531	14,915	1,008,455

	Thirteen weeks ended March 30, 2019
	Transportation	Logistics	Other	Total
Operating revenues	$246,704	$130,399	$303	$377,406
Eliminated inter-segment revenues	(511)	(499)	-	(1,010)
Income from operations	12,532	13,820	161	26,513
Total assets	523,626	357,912	38,187	919,725

(15)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

The Company was plaintiff in a lawsuit filed on June 11, 2015 against, among others, Dalton Logistics, Inc. (“Dalton”) in the United States District Court for the Southern District of Texas. The Company was seeking approximately $1.9 million in damages from a debtor relating to unpaid freight charges. In response to the filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: one in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million, but ignored the $1.9 million jury award in favor of Universal.  The Company filed an appeal with the United States Court of Appeals for the Fifth Circuit to overturn the verdict and the judgment. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million. On January 3, 2020, the United States Court of Appeals for the Fifth Circuit upheld the verdict and the judgment against the Company.  In connection with the ruling, the Company recorded a pre-tax charge to net income of $2.9 million in the fourth quarter of 2019.  On March 6, 2020, the Company funded the $5.7 million judgement, plus $0.8 million of accrued interest.

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

At April 4, 2020, approximately 29% of our employees in the United States, Canada and Colombia, and approximately 86% of our employees in Mexico were subject to collective bargaining agreements that are renegotiated periodically, 37% of which are subject to contracts that expire in 2020.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(16)	COVID-19 Pandemic

In March of 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a pandemic.  The rapid spread of COVID-19 resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home orders, increased border security and shutdowns. These measures and the public health concerns resulting from the outbreak have severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains has caused slowdowns and reduced demand for transportation and manufacturing support services for logistics companies such as ours. Because we have a significant concentration of customers within the automotive industry, our revenues have been significantly affected by the closure of North American automotive and heavy-truck production facilities beginning in late March. Although we expect most automotive and heavy-truck operations we support to resume in the coming weeks, the extent to which production will return remains uncertain. Any further delays in resumption of production and other consumer activity affecting our customers and any future wave of the virus or other similar outbreaks could further adversely affect our business.

A significant portion of our revenue is also provided by a network of agents and owner-operators located throughout the United States and in Ontario, Canada.  As the COVID-19 virus continues to spread in areas we service, a significant impact to our network due to illness or government restrictions could have a material adverse effect on our ability to service our customers and on our business and results of operations. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity, our ability to effectively meet our short- and long-term financial obligations, and our accounting estimates. We expect the largest impact of COVID-19 on our business will be in the second quarter 2020.  We have implemented cost reduction efforts to help mitigate the impact on our business including furloughing a large portion of our direct labor force, requiring salaried personnel to take unpaid time-off, restricting travel, reducing discretionary spending, and various other measures.

As of April 4, 2020, we observed negative macroeconomic indicators resulting from the COVID-19 pandemic, which could have a direct impact on our business. We determined this constituted a triggering event that required an assessment of our goodwill, indefinite lived intangible assets, and other long-lived assets subject to amortization to determine if an impairment loss may have occurred. We qualitatively assessed whether it was more likely than not that these assets were impaired as of April 4, 2020.  Where considered necessary, we reviewed our previous forecasts and assumptions based on our current projections, which are subject to various risks and uncertainties, including projected revenue, projected operating income, terminal growth rates, and the cost of capital. Based on our interim impairment assessment as of April 4, 2020, we have determined that our goodwill, indefinite life intangible assets, and our long-lived assets subject to amortization are not impaired. The Company's assumptions about future conditions important to its assessment of potential impairment, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  The CARES Act is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. We are analyzing the various aspects of the CARES Act to determine the impact specific provisions may have on us. The Company plans on taking advantage of the cash deferral programs available for payment of employer social security taxes and federal and state income taxes.

(17)	Subsequent Events

Given the current operating environment and uncertainty caused by the COVID-19 pandemic, on April 30, 2020, the Board of Directors temporarily suspended our regular quarterly dividend.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “expect,” “believe,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Part I, Item 1A in our Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Form 10-Q, as well as any other cautionary language in these filings, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 and the unaudited Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q.

COVID-19 Pandemic

In March of 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a pandemic.  The Company’s remains committed to doing its part to protect its employees, customers, vendors and the general public from the spread of COVID-19 while continuing to serve the vital role of supplying essential goods and services to the nation. We have distributed cleaning and protective supplies to our workforce, increased cleaning frequency and coverage, and provided employees direction on precautionary measures, such as sanitizing truck interiors, personal hygiene, and social distancing. We will continue to adapt our operations as required to ensure safety while continuing to provide a high level of service to our customers.

The Company experienced the initial COVID-19 impact on certain of its service lines early in the first quarter as the virus spread throughout China shutting down much of its manufacturing and exporting activities.  This resulted in slower than normal port activity in our intermodal drayage operations supporting the ports in Southern California.  As the first quarter came to a close, the anticipated seasonal increase in import volumes during post-Chinese New Year did not materialize. As the escalation of the COVID-19 pandemic extended into the second quarter, the Company has experienced the increasing effects of weakening economic conditions, most notably the late March COVID-19 related shutdown of automotive and heavy-truck production. The Company’s revenues, particularly in its dedicated transportation and value-added service operations, are highly dependent on these manufacturing sectors.  On a consolidated basis, activities supporting automotive and heavy-truck production represents approximately 30% of total revenue. While certain of our transportation service lines sought to replace lost revenues with freight from customers supporting the effort to supply essential goods to the nation, competition for this freight has increased as industry capacity has collectively focused on similar freight during this time.

While there can be no assurances on timing, based on the current outlook, we expect most North American automotive and heavy-truck operations we support to resume over the next several weeks. A significant portion of our revenue is also provided by a network of agents and owner-operators located throughout the United States and in Ontario, Canada. As the COVID-19 virus continues to spread in areas we service, a significant impact to our network due to illness or government restrictions could have a material adverse effect on our ability to service our customers and on our business and results of operations. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operating results, which could be material, will be determined by the length of time the pandemic continues, its continued severity, government regulations imposed in response to the pandemic, and to its general effect on the economy and transportation demand. We expect the largest impact of COVID-19 on our business will be in the second quarter 2020.  We have implemented cost reduction efforts to help mitigate the impact on our business including furloughing a large portion of our direct labor force, requiring salaried personnel to take unpaid time-off, restricting travel, reducing discretionary spending, and various other measures.

While operating cash flows may be negatively impacted by the pandemic, the Company believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and loans and extensions of credit under our credit facilities and on margin against our marketable securities. Should the impact of the COVID-19 pandemic last longer than anticipated, and/or our cash flow from operations decline more than expected, we may need to obtain additional financing. The Company’s ability to fund future operating expenses and capital expenditures, as well as its ability to meet future debt service obligations or refinance indebtedness will depend on future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

Operating Revenues

We broadly group our services into the following service categories: truckload, brokerage, intermodal, dedicated and value-added. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and Company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks ended April 4, 2020 and March 30, 2019, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended
	April 4, 2020	March 30, 2019
Operating revenues:
Truckload services	15.4%	17.4%
Brokerage services	22.5	22.8
Intermodal services	28.9	24.2
Dedicated services	8.3	9.8
Value-added services	25.0	25.9
Total operating revenues	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended April 4, 2020 and March 30, 2019, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	April 4, 2020	March 30, 2019
Operating revenues:	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	47.3	47.0
Direct personnel and related benefits	25.5	24.7
Operating supplies and expenses	8.0	8.2
Commission expense	1.9	2.1
Occupancy expense	2.3	2.5
General and administrative	2.3	2.4
Insurance and claims	1.3	1.7
Depreciation and amortization	5.1	4.5
Total operating expenses	93.7	93.0
Income from operations	6.3	7.0
Interest and other non-operating expense, net	(2.1)	(0.9)
Income before income taxes	4.2	6.1
Income tax expense	1.0	1.5
Net income	3.2%	4.6%

Thirteen Weeks Ended April 4, 2020 Compared to Thirteen Weeks Ended March 30, 2019

Operating revenues. Operating revenues for the thirteen weeks ended April 4, 2020 increased $4.8 million, or 1.3%, to $382.2 million from $377.4 million for the thirteen weeks ended March 30, 2019. The increase in operating revenues is primarily the result of incremental revenues from Universal’s recent intermodal acquisitions. The increase was partially offset by decreases in dedicated, truckload, and value-added service revenues. Included in operating revenues are separately-identified fuel surcharges of $20.1 million for the thirteen weeks ended April 4, 2020 compared to $22.1 million for the thirteen weeks ended March 30, 2019. Consolidated income from operations decreased $2.6 million, or 9.8%, to $23.9 million during the thirteen week period ended April 4, 2020 compared to $26.5 million during the same period last year. Revenues from our transportation segment increased $8.0 million, or 3.2%, while income from operations decreased $0.4 million, or 3.4%, compared to the same period last year. The transportation segment was negatively impacted by a significant decline in drayage activity in our Southern California intermodal operations during the first quarter of 2020. The spread of COVID-19 throughout China caused much of its manufacturing and exporting activities to slow, and the anticipated spike in post-Chinese New Year activity never materialized. In our logistics segment, revenues decreased $3.4 million, or 2.6%, over the same period last year and income from operations decreased $2.1 million, or 15.4%. In North America, the resulting pandemic from the COVID-19 crisis led to the shutdown of automotive and heavy-truck manufacturing in the last two weeks of the quarter which adversely impacted our logistics segment results.

Operating revenues from truckload services decreased $6.8 million to $58.9 million during the thirteen weeks ended April 4, 2020, compared to $65.7 million for the same period last year. Included in truckload revenues for the recently completed quarter were $3.0 million in separately identified fuel surcharges compared to $6.8 million during the same period last year.  The decrease in truckload services reflects a 7.2% decrease in the number of loads hauled, which was partially offset by a 1.8% increase in average operating revenue per load, excluding fuel surcharges. During the quarter ended April 4, 2020, Universal moved 56,687 loads compared to 61,092 during the same period last year.

Brokerage services revenue was flat in the first quarter of 2020 compared to the same period last year at $85.9 million. During the first quarter of 2020, the number of brokerage loads moved increased 13.9%, while the average operating revenue per load decreased 10.1% over the same period last year. During the first quarter of 2020, Universal moved 61,052 loads, compared to 53,609 loads during the same period last year.

Intermodal services revenues increased $19.2 million, or 21.0%, to $110.3 million during the thirteen weeks ended April 4, 2020, up from $91.2 million during the same period last year. Intermodal revenues included $28.0 million of acquisition revenues.  Intermodal revenues during the thirteen weeks ended April 4, 2020 also included $13.6 million in separately identified fuel surcharges, compared to $10.6 million during the same period last year. During the thirteen weeks ended April 4, 2020, Universal moved 197,783 intermodal loads compared to 165,177 loads during the same period last year, an increase of 19.7%, while the average operating revenue per load, excluding fuel surcharges, was relatively consistent on a year over year basis.

Operating revenues from dedicated services during the thirteen weeks ended April 4, 2020 decreased to $31.6 million compared to $37.0 million one year earlier. Dedicated services revenues included $3.5 million in separately identified fuel surcharges in the thirteen weeks ended April 4, 2020 compared to $4.6 million during the same period last year. The decrease in operating revenues was primarily attributable to the shutdown of North American automotive manufacturing in the last two weeks of the quarter.

Value-added services revenues decreased $2.2 million to $95.5 million in the thirteen weeks ended April 4, 2020 compared to $97.7 million in the same period last year. Value-added operations supporting heavy-truck production saw revenues decrease by $6.3 million in the first quarter of 2020, while operations supporting passenger vehicle programs increased compared to the previous year due to extended plant shut-downs in the first quarter 2019. Both platforms were adversely impacted by the shutdown of North American automotive and heavy-truck manufacturing in the last two weeks of the quarter.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended April 4, 2020 increased by $3.5 million, or 2.0%, to $180.9 million from $177.3 million for the thirteen weeks ended March 30, 2019. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and to a lesser extent, dedicated services. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 47.3% for the thirteen weeks ended April 4, 2020 from 47.0% during the same period last year. The increase was due to an increase in the mix of transportation-related service revenue. As a percentage of total revenues, transportation-related service revenue increased to 75.0% for the thirteen weeks ended April 4, 2020 compared to 74.1% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended April 4, 2020 increased by $4.2 million, or 4.5%, to $97.4 million compared to $93.2 million for the thirteen weeks ended March 30, 2019. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The increase was primarily attributable to incremental personnel and related benefit costs from acquired companies, which totaled $4.5 million in the first quarter 2020. Additional increases were attributable to increased labor costs due to new value-added and dedicated programs, increased business volumes at existing programs, and an increase in the use of company drivers in our dedicated operations. Additionally, during the first quarter of last year, there were extended plant shut-downs which led to lower costs. These increases were partially offset by a reduction in labor costs during the last two weeks of the first quarter 2020 where operations supporting automotive and heavy-truck production were shuttered due to the COVID-19 pandemic. As a percentage of operating revenues, personnel and related benefits expenses increased to 25.5% for the thirteen weeks ended April 4, 2020, compared to 24.7% during the same period last year. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses decreased by $0.1 million, or 0.2%, to $30.7 million for the thirteen weeks ended April 4, 2020 compared to $30.8 million for the thirteen weeks ended March 30, 2019. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements of the decrease included decreases of $0.8 million in operating supplies and material costs in operations supporting heavy-truck programs, $0.4 million in fuel expense on company tractors, and $0.4 million in license plate expense. These decreases were partially offset by increases of $1.0 million in professional fees and $0.5 million in bad debt expense.

Commission expense. Commission expense for the thirteen weeks ended April 4, 2020 decreased by $0.7 million, or 8.5%, to $7.2 million from $7.8 million for the thirteen weeks ended March 30, 2019. Commission expense decreased due to decreased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense decreased to 1.9% compared to 2.1% for the thirteen weeks ended March 30, 2019.

Occupancy expense. Occupancy expenses decreased by $0.5 million, or 4.9%, to $8.8 million for the thirteen weeks ended April 4, 2020 compared to $9.3 million for the thirteen weeks ended March 30, 2019. The decrease was primarily attributable to a decrease in building rents as we consolidated facilities for certain value-added programs.

General and administrative. General and administrative expense decreased by $0.3 million, or 3.4%, to $8.9 million from $9.2 million in the thirteen weeks ended March 30, 2019. The decrease was primarily attributable to a decrease in salaries, wages, and benefits. As a percentage of operating revenues, general and administrative expense decreased to 2.3% for the thirteen weeks ended April 4, 2020 compared to 2.4% during the same period last year, as a result of our efforts to keep overhead expenditures stable while growing the business.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended April 4, 2020 decreased by $1.5 million, or 23.3%, to $4.9 million from $6.4 million for the thirteen weeks ended March 30, 2019. The decrease was attributable to a decrease in our auto liability insurance premiums and claims expense due to fewer miles driven and a decrease in cargo claims.  As a percentage of operating revenues, insurance and claims decreased to 1.3% for the thirteen weeks ended April 4, 2020 compared to 1.7% for the thirteen weeks ended March 30, 2019.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended April 4, 2020 increased by $2.6 million, or 15.4%, to $19.5 million from $16.9 million for the thirteen weeks ended March 30, 2019. During the thirteen weeks ended April 4, 2020, depreciation expense increased $2.5 million and amortization expense increased $0.1 million.  The increase in depreciation expense is attributable to additional cost from the continued recapitalization of our fleet, while the increase in amortization expense is attributable to amortization of intangible assets acquired in connection with Universal’s recent acquisitions.

Interest expense, net. Net interest expense was $4.2 million for the thirteen weeks ended April 4, 2020 compared to $4.4 million for the thirteen weeks ended March 30, 2019. The decrease in net interest expense reflects a decrease in the interest rate on our outstanding borrowings. As of April 4, 2020, our outstanding borrowings were $480.8 million compared to $372.2 million at March 30, 2019.

Other non-operating income (expense). Other non-operating expense for the thirteen weeks ended April 4, 2020 was $3.6 million compared to other non-operating income of $1.0 million for the thirteen weeks ended March 30, 2019. Included in other non-operating income in the thirteen weeks ended April 4, 2020 were $3.4 million of holding losses on changes in the fair value of marketable securities compared to $0.9 million of gains in the same period last year.

Income tax expense. Income tax expense for the thirteen weeks ended April 4, 2020 was $3.9 million compared to $5.8 million for the thirteen weeks ended March 30, 2019, based on an effective tax rate of 24.4% and 25.1%, respectively. The decrease in income tax expense is attributable to a decrease in taxable earnings as well as a decrease in the effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations, loans and extensions of credit under our credit facilities, on margin against our marketable securities and from installment notes, and proceeds from the sales of marketable securities. We use secured, asset lending to fund a substantial portion of purchases of real estate, tractors, trailers and material handling equipment.

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

During the thirteen weeks ended April 4, 2020, our capital expenditures totaled $32.8 million. These expenditures primarily consisted of real estate, transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. To improve our liquidity during the COVID-19 pandemic, we have deferred a portion of our discretionary capital expenditures for the remainder of the year.  Through the remainder of 2020, exclusive of any acquisitions of businesses, we expect our capital expenditures to be in the range of 4% to 5% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After taking into account the regular quarterly dividends made during the year, our Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.

During the year ended December 31, 2019, we paid a total of $0.53 per common share, or $15.0 million.  Given the current operating environment and the uncertainty caused by the COVID-19 pandemic, on April 30, 2020, our Board of Directors temporarily suspended our regular quarterly dividend. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

While operating cash flows may be negatively impacted by the pandemic, the Company believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and loans and extensions of credit under our credit facilities and on margin against our marketable securities. Should the impact of the COVID-19 pandemic last longer than anticipated, and/or our cash flow from operations decline more than expected, we may need to obtain additional financing. The Company’s ability to fund future operating expenses and capital expenditures, as well as its ability to meet future debt service obligations or refinance indebtedness will depend on future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility (the “Credit Facility”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At April 4, 2020, we were in compliance with all covenants under the Credit Facility, and $41.7 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on specific titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.78% to 5.13%.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at variable rates ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At April 4, 2020, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of April 4, 2020, and the maximum available borrowings were $3.9 million.

Discussion of Cash Flows

At April 4, 2020, we had cash and cash equivalents of $8.0 million compared to $7.7 million at December 31, 2019.  Operating activities provided $25.2 million in net cash and financing activities provided an additional $10.4 million.  During the thirteen weeks ended April 4, 2020, we used $30.9 million in investing activities.

The $25.2 million in net cash provided by operations was primarily attributed to $12.2 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, losses on marketable equity securities, gains on equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $30.2 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $17.2 million.   The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, decreases in accruals for insurance and claims, trade accounts payable, accrued expenses and other current liabilities, and increases in trade and other accounts receivable and prepaid expenses.  These were partially offset by a decrease in prepaid income taxes and an increase in income taxes payable. Affiliate transactions increased net cash provided by operating activities by $5.5 million.  The decrease consisted of an increase in accounts payable to affiliates of $6.6 million and an increase in accounts receivable from affiliates of $1.1 million.

The $30.9 million in net cash used in investing activities consisted of $32.8 million in capital expenditures and $0.4 million in marketable securities purchases.  These uses were partially offset by $2.3 million in proceeds from the sale of equipment.

We used $10.4 million in financing activities during the thirteen weeks ended April 4, 2020.  During the period we paid cash dividends $5.7 million and made $4.9 million of common stock purchases.  We had outstanding borrowings totaling $480.8 million at April 4, 2020 compared to $459.7 million at December 31, 2019.  We had net borrowings on our revolving lines of credit and margin facility totaling $7.1 million and borrowed an additional $29.8 million for new equipment and real estate.  We also made term loan, and equipment and real estate note payments totaling $15.9 million during the period.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2019. There have been no changes in our accounting policies during the thirteen weeks ended April 4, 2020.

Seasonality

Generally, demand for our value-added services delivered to existing customers increases during the second calendar quarter of each year as a result of the automotive industry’s spring selling season and decreases during the third quarter of each year due to the impact of scheduled OEM customer plant shutdowns in July and August for vacations and changeovers in production lines for new model years. Our value-added services business is also impacted in the fourth quarter by plant shutdowns during the December holiday period.  However, due to the uncertainty caused by the COVID-19 pandemic and its impact on North American automotive manufacturing, we may not experience normal seasonal demand for our services supporting the automotive production and selling cycles during the current year. Prolonged adverse weather conditions, particularly in winter months, can also adversely impact margins due to productivity declines and related challenges meeting customer service requirements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended April 4, 2020. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 4, 2020, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended April 4, 2020 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company was plaintiff in a lawsuit filed on June 11, 2015 against, among others, Dalton Logistics, Inc. (“Dalton”) in the United States District Court for the Southern District of Texas. The Company was seeking approximately $1.9 million in damages from a debtor relating to unpaid freight charges. In response to the filing of the complaint, the shareholders of Dalton filed a counterclaim against the Company alleging that the Company, in connection with certain unrelated negotiations with the defendant, breached an alleged agreement to acquire Dalton.  The respective claims proceeded to trial and, on July 21, 2017, a jury returned two separate verdicts: one in favor of Universal for $1.9 million, and a second in favor of the defendant for approximately $5.7 million. On October 30, 2017, the court entered a judgment against Universal for the $5.7 million, but ignored the $1.9 million jury award in favor of Universal.  The Company filed an appeal with the United States Court of Appeals for the Fifth Circuit to overturn the verdict and the judgment. On January 3, 2020, the United States Court of Appeals for the Fifth Circuit upheld the verdict and the judgment against the Company.  In connection with the ruling, the Company recorded a pre-tax charge to net income of $2.9 million in the fourth quarter of 2019.  On March 6, 2020, the Company funded the $5.7 million judgement, plus $0.8 million of accrued interest.

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

ITEM 1A: RISK FACTORS

Except as noted below, there have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2019.

The coronavirus outbreak or other similar outbreaks could negatively impact our financial condition, liquidity, results of operations, and cash flows.

The recent outbreak of the novel coronavirus (COVID-19), and any other outbreaks of contagious diseases or other adverse public health developments, could have a materially adverse effect on our financial condition, liquidity, results of operations, and cash flows. The rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home orders, increased border security and closures. These measures and the public health concerns resulting from the outbreak have severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains has caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our revenues have been significantly affected by the closure of North American automotive and heavy-truck manufacturing facilities beginning in late March. Although we expect most automotive and heavy-truck operations we support to resume in the coming weeks, the extent to which production will return remains uncertain. Any further delays in resumption of production and other consumer activity affecting our customers and any future wave of the virus or other similar outbreaks could further adversely affect our business. A significant portion of our revenue is also provided by a network of agents and owner-operators located throughout the United States and in Ontario, Canada. As the COVID-19 virus continues to spread in areas we service, a significant impact to our network due to illness or government restrictions could have a material adverse effect on our ability to service our customers and on our business and results of operations. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a materially adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its common stock during the period from January 1, 2020 to April 4, 2020, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
Jan. 1, 2020 - Feb. 1, 2020	-	$-	-	751,153
Feb. 2, 2020 - Feb. 29, 2020	-	-	-	751,153
Mar. 1, 2020 - April 4, 2020	366,404	13.42	366,404	384,749
Total	366,404	$13.42	366,404	384,749

(1) The Company’s stock repurchase program does not have an expiration date.

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

10.1+	Employment Agreement between the Registrant and Tim Phillips (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2020)

10.2+	Separation Agreement between the Registrant and Jeff Rogers (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2020)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

+	Indicates a management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)

Date: May 14, 2020	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: May 14, 2020	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer