Form 10-Q
period 2020-07-04
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2020-08-13
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2020

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 10, 2020, was 26,918,830.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	July 4, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,977	$7,726
Marketable securities	7,195	9,369
Accounts receivable – net of allowance for doubtful accounts of $2,993 and $2,545, respectively	180,942	210,534
Other receivables	19,640	19,065
Prepaid expenses and other	25,204	19,676
Due from affiliates	934	1,705
Prepaid income taxes	-	3,768
Total current assets	241,892	271,843
Property and equipment – net of accumulated depreciation of $284,563 and $270,062, respectively	350,346	339,823
Operating lease right-of-use asset	87,678	87,209
Goodwill	170,039	168,451
Intangible assets – net of accumulated amortization of $86,487 and $78,366, respectively	107,991	116,111
Deferred income taxes	1,412	1,460
Other assets	4,067	3,100
Total assets	$963,425	$987,997
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$111,659	$91,909
Current portion of long-term debt	60,122	59,476
Insurance and claims	25,576	27,484
Accrued expenses and other current liabilities	28,023	34,825
Current portion of operating lease liabilities	24,612	23,039
Due to affiliates	15,763	14,842
Income taxes payable	3,829	-
Total current liabilities	269,584	251,575
Long-term liabilities:
Long-term debt, net of current portion	343,599	398,136
Operating lease liabilities, net of current portion	62,902	61,674
Deferred income taxes	64,966	65,692
Other long-term liabilities	5,824	5,703
Total long-term liabilities	477,291	531,205
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,979,827 and 30,970,452 shares issued; 26,918,830 and 27,282,230 shares outstanding, respectively	30,981	30,972
Paid-in capital	4,484	4,298
Treasury stock, at cost; 4,060,997 and 3,688,222 shares, respectively	(82,247)	(77,247)
Retained earnings	266,670	251,204
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $(177) and $(32), respectively	(577)	(105)
Foreign currency translation adjustments	(2,761)	(3,905)
Total shareholders’ equity	216,550	205,217
Total liabilities and shareholders’ equity	$963,425	$987,997

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Operating revenues:
Truckload services	$40,523	$64,846	$99,421	$130,517
Brokerage services	62,782	89,371	148,681	175,238
Intermodal services	82,881	93,853	193,203	185,021
Dedicated services	18,031	35,867	49,610	72,888
Value-added services	53,763	99,238	149,227	196,917
Total operating revenues	257,980	383,175	640,142	760,581
Operating expenses:
Purchased transportation and equipment rent	128,611	178,356	309,467	355,681
Direct personnel and related benefits	57,592	93,650	154,980	186,817
Operating supplies and expenses	16,962	30,737	47,657	61,507
Commission expense	5,024	7,858	12,194	15,694
Occupancy expense	8,984	9,859	17,815	19,143
General and administrative	6,580	9,633	15,504	18,874
Insurance and claims	4,858	4,951	9,730	11,303
Depreciation and amortization	18,530	17,415	38,048	34,333
Total operating expenses	247,141	352,459	605,395	703,352
Income from operations	10,839	30,716	34,747	57,229
Interest income	15	21	23	43
Interest expense	(3,453)	(4,119)	(7,670)	(8,510)
Other non-operating income (expense)	811	96	(2,794)	1,049
Income before income taxes	8,212	26,714	24,306	49,811
Income tax expense	2,044	6,742	5,975	12,542
Net income	$6,168	$19,972	$18,331	$37,269
Earnings per common share:
Basic	$0.23	$0.70	$0.68	$1.31
Diluted	$0.23	$0.70	$0.68	$1.31
Weighted average number of common shares outstanding:
Basic	26,919	28,383	27,074	28,382
Diluted	26,919	28,385	27,074	28,383
Dividends declared per common share	$-	$0.105	$0.105	$0.210

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net Income	$6,168	$19,972	$18,331	$37,269
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(11), $(75), $(146) and $(120), respectively	(24)	(236)	(472)	(378)
Foreign currency translation adjustments	1,824	(36)	1,144	192
Total other comprehensive income (loss)	1,800	(272)	672	(186)
Total comprehensive income	$7,968	$19,700	$19,003	$37,083

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	July 4, 2020	June 29, 2019
Cash flows from operating activities:
Net income	$18,331	$37,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,048	34,333
Noncash lease expense	14,724	14,788
Loss (gain) on marketable equity securities	2,534	(870)
Gain on disposal of property and equipment	(591)	(90)
Amortization of debt issuance costs	294	293
Stock-based compensation	195	73
Provision for doubtful accounts	1,348	927
Deferred income taxes	(2,208)	5,173
Change in assets and liabilities:
Trade and other accounts receivable	25,543	15,361
Prepaid income taxes, prepaid expenses and other assets	(2,693)	(2,025)
Principal reduction in operating lease liabilities	(14,310)	(13,938)
Accounts payable, accrued expenses and other current liabilities, insurance and claims, and income taxes payable	26,013	941
Due to/from affiliates, net	1,690	253
Other long-term liabilities	(498)	(651)
Net cash provided by operating activities	108,420	91,837
Cash flows from investing activities:
Capital expenditures	(42,369)	(25,128)
Proceeds from the sale of property and equipment	2,509	1,172
Purchases of marketable securities	(360)	—
Proceeds from sale of marketable securities	—	557
Acquisition of business	—	(22,457)
Net cash used in investing activities	(40,220)	(45,856)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	141,801	111,771
Repayments of debt - revolving debt	(203,053)	(139,337)
Proceeds from borrowing - term debt	35,295	18,528
Repayments of debt - term debt	(28,182)	(26,780)
Borrowings under margin account	256	—
Repayments under margin account	(256)	(541)
Dividends paid	(5,731)	(9,082)
Capitalized financing costs	(46)	—
Purchases of treasury stock	(5,000)	—
Net cash used in financing activities	(64,916)	(45,441)
Effect of exchange rate changes on cash and cash equivalents	(3,033)	192
Net increase in cash	251	732
Cash and cash equivalents – beginning of period	7,726	5,727
Cash and cash equivalents – end of period	$7,977	$6,459

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

(In thousands)

	Twenty-six Weeks Ended
	July 4, 2020	June 29, 2019

Supplemental cash flow information:
Cash paid for interest	$7,033	$8,090
Cash paid for income taxes	$457	$9,251
Acquisition of business:
Fair value of assets acquired	$—	$23,981
Liabilities assumed	—	(2,779)
Payment of acquisition obligations	—	1,255
Net cash paid for acquisition of business	$—	$22,457

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2018	$30,967	$4,230	$(52,462)	$231,525	$(4,961)	$209,299
Net income	—	—	—	17,297	—	17,297
Comprehensive income	—	—	—	—	86	86
Dividends paid ($0.215 per share)	—	—	—	(6,101)	—	(6,101)
Stock based compensation	5	68	—	—	—	73
Balances - March 30, 2019	30,972	4,298	(52,462)	242,721	(4,875)	220,654
Net income	—	—	—	19,972	—	19,972
Comprehensive (loss)	—	—	—	—	(272)	(272)
Dividends paid ($0.105 per share)	—	—	—	(2,981)	—	(2,981)
Balances – June 29, 2019	$30,972	$4,298	$(52,462)	$259,712	$(5,147)	$237,373

Balances – December 31, 2019	$30,972	$4,298	$(77,247)	$251,204	$(4,010)	$205,217
Net income	—	—	—	12,163	—	12,163
Comprehensive (loss)	—	—	—	—	(1,128)	(1,128)
Dividends paid ($0.105 per share)	—	—	—	(2,865)	—	(2,865)
Stock based compensation	9	186				195
Purchases of treasury stock	—	—	(4,919)	—	—	(4,919)
Balances - April 4, 2020	30,981	4,484	(82,166)	260,502	(5,138)	208,663
Net income	—	—	—	6,168	—	6,168
Comprehensive income	—	—	—	—	1,800	1,800
Purchases of treasury stock	—	—	(81)	—	—	(81)
Balances – July 4, 2020	$30,981	$4,484	$(82,247)	$266,670	$(3,338)	$216,550

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. and its wholly owned subsidiaries (collectively, “Universal” or the “Company”) have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2019 and 2018 and for each of the years in the three-year period ended December 31, 2019 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	July 4, 2020	December 31, 2019
Prepaid expenses and other - contract assets	$1,539	$1,156

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

The following table sets forth market value, cost, and unrealized gains on equity securities (in thousands):

	July 4, 2020	December 31, 2019
Fair value	$7,195	$9,369
Cost	9,729	8,136
Unrealized gain (loss)	$(2,534)	$1,233

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	July 4, 2020	December 31, 2019
Gross unrealized gains	$47	$1,337
Gross unrealized losses	(2,581)	(104)
Net unrealized gains (losses)	$(2,534)	$1,233

The following table shows the Company’s net realized gains (loss) on marketable equity securities (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Realized gain
Sale proceeds	$—	$557	$—	$557
Cost of securities sold	—	443	—	443
Realized gain	$—	$114	$—	$114

Realized gain, net of taxes	$—	$85	$—	$85

During the thirteen-week and twenty-six week periods ended July 4, 2020, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $875,000 and $(2,534,000), respectively, which was reported in other non-operating income (expense) for the period.

During the thirteen-week and twenty-six week periods ended June 29, 2019, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $(119,000) and $756,000, respectively, which was reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Goodwill

The changes in the carrying amount of goodwill during the twenty-six weeks ended July 4, 2020 are as follows:

Balance as of January 1, 2020	$168,451
Purchase accounting adjustments	1,588
Balance as of July 4, 2020	$170,039

During the twenty-six weeks ended July 4, 2020, the Company made purchase accounting adjustments to the preliminary purchase price allocation of the Company’s April 22, 2019 acquisition of Michael’s Cartage.  The adjustments resulted in an increase in goodwill of $1.6 million, with an offsetting increase in current liabilities of $0.1 million and a decrease in other assets of $1.5 million.

At July 4, 2020 and December 31, 2019, $113.7 million and $112.2 million of goodwill was recorded in our transportation segment, respectively.  At both July 4, 2020 and December 31, 2019, $56.3 million of goodwill was recorded in our logistics segment.
(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	July 4, 2020	December 31, 2019

Payroll related items	$14,453	$14,390
Driver escrow liabilities	4,926	5,249
Commissions, taxes and other	8,644	8,238
Legal settlements	-	6,948
Total	$28,023	$34,825

(7)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at July 4, 2020	July 4, 2020	December 31, 2019
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	2.16%	$136,875	$142,500
Revolver	2.16%	89,973	151,225
Equipment Financing (2)	2.78% to 5.13%	125,972	128,512
Real Estate Financing (3)	2.01% to 2.41%	52,770	37,492
Margin Facility (4)	1.26%	—	—
Unamortized debt issuance costs		(1,869)	(2,117)
		403,721	457,612
Less current portion of long-term debt		60,122	59,476
Total long-term debt, net of current portion		$343,599	$398,136

(1) Our Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate plus an applicable margin for each based the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At July 4, 2020, we were in compliance with all covenants under the facility, and $110.0 million was available for borrowing on the revolver.

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

(3) Our Real Estate Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at a variable rate ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At July 4, 2020, we were in compliance with all covenants.

(4) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At July 4, 2020, the maximum available borrowings under the line of credit were $4.9 million.

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The Company executed the swap agreements to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $14.3 million at July 4, 2020. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25% and pays a fixed rate. The first swap became effective in October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires in July 2026. The second swap became effective in October 2016, has a rate of 3.83% (amortizing notional amount of $4.3 million) and expires in May 2022. At July 4, 2020, the fair value of the swap agreements was a liability of $0.8 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 8 for additional information pertaining to interest rate swaps.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	July 4, 2020
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$16	$—	$—	$16
Marketable securities	7,195	—	—	7,195
Total	$7,211	$—	$—	$7,211

Liabilities
Interest rate swaps	$—	$754	$—	$754
Total	$—	$754	$—	$754

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$18	$—	$—	$18
Marketable securities	9,369	—	—	9,369
Total	$9,387	$—	$—	$9,387

Liabilities
Interest rate swaps	$—	$137	$—	$137
Total	$—	$137	$—	$137

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at July 4, 2020 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$125,972	$127,231

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

As of July 4, 2020, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of July 4, 2020, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the thirteen weeks and twenty-six weeks ended July 4, 2020 and related information (in thousands):

	Thirteen weeks ended July 4, 2020
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,434	$5,840	$8,274
Short-term lease cost	166	1,074	1,240
Variable lease cost	40	970	1,010
Sublease income	-	(724)	(724)
Total lease cost	$2,640	$7,160	$9,800

	Twenty-six weeks ended July 4, 2020
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$5,270	$11,799	$17,069
Short-term lease cost	407	2,271	2,678
Variable lease cost	267	1,763	2,030
Sublease income	-	(1,603)	(1,603)
Total lease cost	$5,944	$14,230	$20,174

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)Leases – continued

The following table summarizes other lease related information as of and for the twenty-six week period ended July 4, 2020 (in thousands):

	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$5,193	$11,341	$16,534
Right-of-use asset change due to lease termination	$-	$(1,409)	$(1,409)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,941	$15,147	$17,088
Weighted-average remaining lease term (in years)	6.6	4.7	5.3
Weighted-average discount rate	7.8%	4.5%	5.7%

Future minimum lease payments under these operating leases as of July 4, 2020, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
Year one	$8,077	$20,540	$28,617
Year two	5,878	12,621	18,499
Year three	3,940	9,555	13,495
Year four	3,575	7,275	10,850
Year five	3,104	6,537	9,641
Thereafter	12,747	9,624	22,371
Total required lease payments	$37,321	$66,152	$103,473
Less amounts representing interest			(15,959)
Present value of lease liabilities			$87,514

(10)	Transactions with Affiliates

CenTra, Inc. (“CenTra”), an affiliate of the Company that is owned by our controlling shareholders, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from affiliates controlled by CenTra. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and twenty-six weeks ended July 4, 2020 and June 29, 2019, respectively (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019

Administrative support services	$343	$786	$532	$1,500
Truck fuel, tolls and maintenance	104	212	410	514
Real estate rent and related costs	3,506	1,950	6,814	5,193
Insurance and employee benefit plans	7,353	15,938	20,507	25,412
Purchased transportation and equipment rent	6	9	11	17
Total	$11,312	$18,895	$28,274	$32,636

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Transactions with Affiliates - continued

We lease 26 facilities from related parties.  Our occupancy is based on either month-to-month or contractual, multi-year lease arrangements that are billed and paid monthly. Leasing properties from a related party affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 9, “Leases” for further information regarding the cost of leased properties.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders. Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At July 4, 2020 and December 31, 2019, amounts due to affiliates were $15.8 million and $14.8 million, respectively. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At July 4, 2020 and December 31, 2019, there were $11.8 million and $9.9 million, respectively, included in each of these accounts for insured claims.

We purchased wheels and tires from an affiliate during the twenty-six weeks ended July 4, 2020 totaling $618,000.  During the twenty-six weeks ended June 29, 2019, we made purchases of used equipment from an affiliate totaling $8,300, and purchased wheels and tires from an affiliate totaling $23,000 during the same period.

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks and twenty-six weeks ended July 4, 2020 and June 29, 2019 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Purchased transportation and equipment rent	$221	$483	$356	$732
Total	$221	$483	$356	$732

At July 4, 2020 and December 31, 2019, amounts due from affiliates were $0.9 million and $1.7 million, respectively

(11)	Stock Based Compensation

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

 A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Stock Based Compensation - continued

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	42,000	$22.96
Granted	65,000	$18.74
Vested	(9,375)	$20.86
Forfeited	(17,000)	$23.56
Balance at June July 4, 2020	80,625	$19.90

In the twenty-six week periods ended July 4, 2020 and June 29, 2019, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million and $0.1 million, respectively.  As of July 4, 2020, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.2 million in each year of 2021, 2022, and 2023, and $0.4 million in 2024, $0.3 million in 2026, and $0.2 million in each 2027 and 2028.

(12)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For each the thirteen weeks and twenty-six weeks ended July 4, 2020, no shares of non-vested restricted stock were included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and twenty-six weeks ended June 29, 2019, there were 926 and 904 weighted average non-vested shares of restricted stock, respectively, in the denominator for the calculation of diluted earnings per share

In each of the thirteen weeks and twenty-six weeks ended July 4, 2020, we excluded 85,625 shares of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive. In each of the thirteen weeks and twenty-six weeks ended June 29, 2019, we excluded 44,500 shares from the calculation of diluted earnings per share because such shares were anti-dilutive.

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

The following tables summarize information about our reportable segments as of and for the thirteen week and twenty-six week periods ended July 4, 2020 and June 29, 2019 (in thousands):

	Thirteen weeks ended July 4, 2020
	Transportation	Logistics	Other	Total
Operating revenues	$185,831	$71,794	$355	$257,980
Eliminated inter-segment revenues	(581)	(1,121)	-	(1,702)
Income from operations	10,035	750	54	10,839
Total assets	617,681	327,411	18,333	963,425

	Thirteen weeks ended June 29, 2019
	Transportation	Logistics	Other	Total
Operating revenues	$251,777	$131,160	$238	$383,175
Eliminated inter-segment revenues	(415)	(126)	-	(541)
Income from operations	13,294	17,339	83	30,716
Total assets	539,943	350,027	38,214	928,184

	Twenty-six weeks ended July 4, 2020
	Transportation	Logistics	Other	Total
Operating revenues	$440,504	$198,836	$802	$640,142
Eliminated inter-segment revenues	(1,215)	(1,356)	-	(2,571)
Income from operations	22,138	12,440	169	34,747
Total assets	617,681	327,411	18,333	963,425

	Twenty-six weeks ended June 29, 2019
	Transportation	Logistics	Other	Total
Operating revenues	$498,482	$261,559	$540	$760,581
Eliminated inter-segment revenues	(926)	(625)	-	(1,551)
Income from operations	25,826	31,159	244	57,229
Total assets	539,943	350,027	38,214	928,184

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(15)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

On June 8, 2020, the Company experienced a cyber-attack affecting certain of the Company’s network systems. During the attack, the Company experienced limited disruption and rapidly deployed back-up systems or implemented temporary procedures to maintain operations. The Company is currently investigating the attack, including the scope of transferred or extracted data. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability of $0.5 million.  While we cannot predict with any certainty the outcome of this matter, management does not believe the ultimate resolution will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

At July 4, 2020, approximately 31% of our employees in the United States, Canada and Colombia, and 86% of our employees in Mexico were subject to collective bargaining agreements that are renegotiated periodically, less than 10% of which are subject to contracts that expire in 2020.

(16)	COVID-19 Pandemic

In March of 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a pandemic.  The continued spread of COVID-19 has resulted in governmental authorities enforcing measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home orders, increased border security and shutdowns. These on-going measures severely disrupted economic and commercial activity, and caused slowdowns and reduced demand for transportation and manufacturing support services for logistics companies such as ours. Because we have a significant concentration of customers within the automotive industry, our revenues were significantly affected by the closure of North American automotive and heavy-truck production facilities during the last week of our first fiscal quarter and which persisted throughout the second quarter of 2020. Although most automotive and heavy-truck operations have resumed production, additional closures and other consumer activity affecting our customers and any future wave of the virus or other similar outbreaks could further adversely affect our business.

A significant portion of our revenue is also provided by a network of agents and owner-operators located throughout the United States and in Ontario, Canada.  As the COVID-19 virus spreads in areas we service, a significant impact to our network due to illness or government restrictions could have a material adverse effect on our ability to service our customers and on our business and results of operations. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity, our ability to effectively meet our short- and long-term financial obligations, and our accounting estimates. To mitigate the impact on our business, we implemented numerous cost reduction efforts including furloughing a large portion of our direct labor force, requiring salaried personnel to take unpaid time-off, restricting travel, reducing discretionary spending, and various other measures.  Although we estimate COVID-19 had the largest impact on our business during the second quarter 2020, we are unable to predict with any certainty the future impact COVID-19 may have on our operational and financial performance.

During the second quarter of 2020, we observed negative macroeconomic indicators resulting from the COVID-19 pandemic, which could have a direct impact on our business. As a result of these indicators, we qualitatively assessed our goodwill, indefinite lived intangible assets, and other long-lived assets subject to amortization to determine if an impairment loss may have occurred. We qualitatively assessed whether it was more likely than not that these assets were impaired as of July 4, 2020.  Where considered necessary, we reviewed our previous forecasts and assumptions based on our current projections, which are subject to various risks and uncertainties, including projected revenue, projected operating income, terminal growth rates, and the cost of capital. Based on our interim impairment assessment as of July 4, 2020, we have determined that our goodwill, indefinite life intangible assets, and our long-lived assets subject to amortization are not impaired. The Company's assumptions about future conditions important to its assessment of potential impairment, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(16)	COVID-19 Pandemic - continued

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was signed into law.  The CARES Act is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. We are analyzing the various aspects of the CARES Act to determine the impact specific provisions may have on us. The Company is currently taking advantage of the cash deferral programs available for payment of employer social security taxes and federal and state income taxes.

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

COVID-19 Pandemic

The Company remains committed to doing its part to protect its employees, customers, vendors and the general public from the spread of the coronavirus outbreak (COVID-19), which was declared a pandemic by the World Health Organization in March of 2020. We have distributed cleaning and protective supplies to our workforce, increased cleaning frequency and coverage, and provided employees direction on precautionary measures, such as sanitizing truck interiors, personal hygiene, and social distancing. We will continue to adapt our operations as required to ensure safety while continuing to provide a high level of service to our customers.

The continued spread of COVID-19 has resulted in governmental authorities enforcing measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home orders, increased border security and shutdowns. These on-going measures severely disrupted economic and commercial activity, and caused slowdowns and reduced demand for transportation and manufacturing support services for logistics companies such as ours. As the escalation of the COVID-19 pandemic extended into the second quarter, the Company experienced the increasing effects of weakening economic conditions, most notably related to the shutdown of automotive and heavy-truck production for several weeks during the quarter. The Company’s revenues, particularly in its dedicated transportation and value-added service operations, are highly dependent on these manufacturing sectors.  On a consolidated basis, activities supporting automotive and heavy-truck production represents approximately 30% of total revenue. Although most automotive and heavy-truck operations have resumed production, additional closures and other consumer activity affecting our customers and any future wave of the virus or other similar outbreaks could further adversely affect our business.

A significant portion of our revenue is also provided by a network of agents and owner-operators located throughout the United States and in Ontario, Canada. As the COVID-19 virus continues to spread in areas we service, a significant impact to our network due to illness or government restrictions could have a material adverse effect on our ability to service our customers and on our business and results of operations. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operating results, which could be material, will be determined by the length of time the pandemic continues, its continued severity, government regulations imposed in response to the pandemic, and to its general effect on the economy and transportation demand. To mitigate the impact on our business, we implemented numerous cost reduction efforts including furloughing a large portion of our direct labor force, requiring salaried personnel to take unpaid time-off, restricting travel, reducing discretionary spending, and various other measures.  Although we estimate COVID-19 had the largest impact on our business during the second quarter 2020, we are unable to predict with any certainty the future impact COVID-19 may have on our operational and financial performance.

While operating cash flows may continue to be negatively impacted by the pandemic, the Company believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and loans and extensions of credit under our credit facilities and on margin against our marketable securities. Should the impact of the COVID-19 pandemic last longer than anticipated, and/or our cash flow from operations decline more than expected, we may need to obtain additional financing. The Company’s ability to fund future operating expenses and capital expenditures, as well as its ability to meet future debt service obligations or refinance indebtedness will depend on future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

Operating Revenues

We broadly group our services into the following service categories: truckload, brokerage, intermodal, dedicated and value-added. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and Company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and twenty-six weeks ended July 4, 2020 and June 29, 2019, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Operating revenues:
Truckload services	15.7%	16.9%	15.5%	17.2%
Brokerage services	24.3	23.3	23.2	23.0
Intermodal services	32.1	24.5	30.2	24.3
Dedicated services	7.0	9.4	7.7	9.6
Value-added services	20.8	25.9	23.3	25.9
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and twenty-six weeks ended July 4, 2020 and June 29, 2019, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	49.9	46.5	48.3	46.8
Direct personnel and related benefits	22.3	24.4	24.2	24.6
Operating supplies and expenses	6.6	8.0	1.9	2.1
Commission expense	1.9	2.1	7.4	8.1
Occupancy expense	3.5	2.6	2.8	2.5
General and administrative	2.6	2.5	2.4	2.5
Insurance and claims	1.9	1.3	1.5	1.5
Depreciation and amortization	7.2	4.5	5.9	4.5
Total operating expenses	95.8	92.0	94.6	92.5
Income from operations	4.2	8.0	5.4	7.5
Interest and other non-operating income (expense), net	(1.0)	(1.0)	(1.6)	(1.0)
Income before income taxes	3.2	7.0	3.8	6.5
Income tax expense	0.8	1.8	0.9	1.6
Net income	2.4%	5.2%	2.9%	4.9%

Thirteen Weeks Ended July 4, 2020 Compared to Thirteen Weeks Ended June 29, 2019

Operating revenues. Operating revenues for the thirteen weeks ended July 4, 2020 decreased $125.2 million, or 32.7%, to $258.0 million from $383.2 million for the thirteen weeks ended June 29, 2019. Included in operating revenues are separately-identified fuel surcharges of $12.4 million for the thirteen weeks ended July 4, 2020 compared to $22.9 million for the thirteen weeks ended June 29, 2019. Consolidated income from operations decreased $19.9 million, or 64.7%, to $10.8 million during the thirteen week period ended July 4, 2020 compared to $30.7 million during the same period last year. Revenues from our transportation segment decreased $65.9 million, or 26.2%, while income from operations decreased $3.3 million, or 24.5%, compared to the same period last year. The transportation segment was negatively impacted by a significant decline in volumes during the second quarter of 2020 due to the economic slowdown resulting from the COVID-19 pandemic. In our logistics segment, revenues decreased $59.4 million, or 45.3%, over the same period last year and income from operations decreased $16.6 million, or 95.7%. In North America, the resulting effects of the COVID-19 pandemic led to the shutdown of automotive and heavy-truck manufacturing for much of the second quarter of 2020, which adversely impacted our logistics segment results.

Operating revenues from truckload services decreased $24.3 million to $40.5 million during the thirteen weeks ended July 4, 2020, compared to $64.8 million for the same period last year. Included in truckload revenues for the recently completed quarter were $2.9 million in separately identified fuel surcharges compared to $7.0 million during the same period last year.  The decrease in truckload services reflects a 40.7% decrease in the number of loads hauled which was partially offset by a 6.8% increase in average operating revenue per load, excluding fuel surcharges.  During the quarter ended July 4, 2020, Universal moved 36,445 loads compared to 61,423 during the same period last year.

Revenues during the thirteen weeks ended July 4, 2020 from brokerage services decreased $26.6 million, or 29.8%, to $62.8 million compared to $89.4 million one year earlier. The decrease is primarily due to a 17.2% decrease in the number of brokerage loads moved and a 16.7% decrease average operating revenue per load. During the second quarter of 2020, Universal brokered 47,797 loads, compared to 57,710 loads during the same period last year.

Intermodal services revenues decreased $11.0 million, or 11.7%, to $82.9 million during the thirteen weeks ended July 4, 2020, down from $93.9 million during the same period last year. Intermodal revenues during the thirteen weeks ended July 4, 2020 also included $8.2 million in separately identified fuel surcharges, compared to $11.6 million during the same period last year.  The decrease is due to decreases in the average operating revenue per load, excluding fuel surcharges, and in the number of loads hauled. During the thirteen weeks ended July 4, 2020, Universal moved 156,779 intermodal loads, compared to 164,761 loads during the same period last year, a decrease of 4.8%, while its average operating revenue per load, excluding fuel surcharges, decreased by 3.0%.

Operating revenues from dedicated services during the thirteen weeks ended July 4, 2020 decreased to $18.0 million compared to $35.9 million one year earlier. Dedicated services revenues included $1.3 million in separately identified fuel surcharges in the thirteen weeks ended July 4, 2020 compared to $4.3 million during the same period last year. The decrease in operating revenues was primarily attributable to the shutdown of North American automotive manufacturing for several weeks during the quarter.

Value-added services revenues decreased $45.5 million to $53.8 million in the thirteen weeks ended July 4, 2020. This compares to $99.2 million from value-added services one year earlier. Operations supporting passenger vehicle programs declined during the period due to plant shutdowns and reduced production during ramp up near the end of the second quarter. Value-added operations supporting heavy-truck production also decreased this quarter falling $20.6 million in the thirteen weeks ended July 4, 2020 compared to the same period last year. Both platforms were adversely impacted by the shutdown of North American automotive and heavy-truck manufacturing for several weeks during the quarter.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended July 4, 2020 decreased by $49.7 million, or 27.9%, to $128.6 million from $178.4 million for the thirteen weeks ended June 29, 2019. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services. As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 49.9% for the thirteen weeks ended July 4, 2020 from 46.5% during the same period last year. The increase was due to an increase in the mix of transportation-related service revenue. As a percentage of total revenues, transportation-related service revenue increased to 79.2% for the thirteen weeks ended April 4, 2020 compared to 74.1% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended July 4, 2020 decreased by $36.1 million, or 38.5%, to $57.6 million compared to $93.7 million for the thirteen weeks ended June 29, 2019. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The decrease was due to layoffs and temporary furloughs to right-size staffing as a cost cutting measure in response to the economic slowdown as a result of the COVID-19 pandemic. As a percentage of operating revenues, personnel and related benefits expenses decreased to 22.3% for the thirteen weeks ended July 4, 2020, compared to 24.4% during the same period last year. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses decreased by $13.8 million, or 44.8%, to $17.0 million for the thirteen weeks ended July 4, 2020 compared to $30.7 million for the thirteen weeks ended June 29, 2019. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The decrease was primarily due to operational cost cutting measures in response to the economic slowdown caused by the COVID-19 pandemic. The primary elements of the decrease included decreases of $6.0 million in operating supplies and material costs in operations supporting heavy-truck programs, $3.7 million in fuel expense on company tractors, $2.7 million in vehicle maintenance, and $1.1 million in travel and entertainment.

Commission expense. Commission expense for the thirteen weeks ended July 4, 2020 decreased by $2.8 million, or 36.1%, to $5.0 million from $7.9 million for the thirteen weeks ended June 29, 2019. Commission expense decreased due to decreased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense decreased to 1.9% compared to 2.1% for the thirteen weeks ended June 29, 2019.

Occupancy expense. Occupancy expenses decreased by $0.9 million, or 8.9%, to $9.0 million for the thirteen weeks ended July 4, 2020 compared to $9.9 million for the thirteen weeks ended June 29, 2019. The decrease was primarily attributable to a decrease in building rents as we consolidated facilities for certain value-added programs.

General and administrative. General and administrative expense decreased by $3.1 million, or 31.7%, to $6.6 million from $9.6 million in the thirteen weeks ended June 29, 2019. The decrease was primarily attributable to a decrease in salaries, wages, and benefit costs.  Also included in general and administrative expense for the thirteen weeks ended July 4, 2020 was $0.5 million in professional service fees associated with the June 2020 cyber-attack. As a percentage of operating revenues, general and administrative expense increased to 2.6% for the thirteen weeks ended July 4, 2020 compared to 2.5% in the prior year.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended July 4, 2020 decreased by $0.1 million, or 1.9%, to $4.9 million from $5.0 million for the thirteen weeks ended June 29, 2019. The decrease was attributable to a decrease in our auto liability premiums and contractor insurance. This was largely offset by an increase in cargo and service failure claims, including $0.5 million in service claims related to the June 2020 cyber-attack. As a percentage of operating revenues, insurance and claims increased to 1.9% for the thirteen weeks ended July 4, 2020 compared to 1.3% for the thirteen weeks ended June 29, 2019.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended July 4, 2020 increased by $1.1 million, or 6.4%, to $18.5 million from $17.4 million for the thirteen weeks ended June 29, 2019. During the thirteen weeks ended July 4, 2020, depreciation expense increased $1.2 million and amortization expense decreased $0.1 million.  The increase in depreciation expense is attributable to additional cost from the continued recapitalization of our fleet.

Interest expense, net. Net interest expense was $3.4 million for the thirteen weeks ended July 4, 2020 compared to $4.1 million for the thirteen weeks ended June 29, 2019. The decrease in net interest expense reflects a decrease in the average interest rate on our outstanding borrowings. As of July 4, 2020, our outstanding borrowings were $405.6 million compared to $372.2 million at June 29, 2019.

Other non-operating income (expense). Other non-operating income for the thirteen weeks ended July 4, 2020 was $0.8 million compared to $0.1 million for the thirteen weeks ended June 29, 2019. During the thirteen weeks ended July 4, 2020 there were $0.9 million of holding gains from changes in the fair market value of marketable securities compared to $0.1 million of realized gain on sales of marketable securities in the thirteen weeks ended June 29, 2019.

Income tax expense. Income tax expense for the thirteen weeks ended July 4, 2020 was $2.0 million compared to $6.7 million for the thirteen weeks ended June 29, 2019, based on an effective tax rate 24.9% and 25.2% respectively. The decrease in income tax expense is attributable to a decrease in taxable earnings and our effective tax rate.

Twenty-six Weeks Ended July 4, 2020 Compared to Twenty-six Weeks Ended June 29, 2019

Operating revenues. Operating revenues for the twenty-six weeks ended July 4, 2020 decreased $120.4 million, or 15.8%, to $640.1 million from $760.6 million for the twenty-six weeks ended June 29, 2019. Included in operating revenues are separately-identified fuel surcharges of $32.4 million for the twenty-six weeks ended July 4, 2020 compared to $45.1 million for the twenty-six weeks ended June 29, 2019. Consolidated income from operations decreased $22.5 million, or 39.3%, to $34.7 million during the twenty-six week period ended July 4, 2020 compared to $57.2 million during the same period last year. Revenues from our transportation segment decreased $58.0 million, or 11.6%, while income from operations decreased $3.7 million, or 14.3%, compared to the same period last year. The transportation segment was negatively impacted by a significant decline in volumes during the first half of 2020 due to the economic slowdown resulting from the COVID-19 pandemic. In our logistics segment, revenues decreased $62.7 million, or 24.0%, over the same period last year and income from operations decreased $18.7 million, or 60.1%. In North America, the resulting effects of the COVID-19 pandemic led to the shutdown of automotive and heavy-truck manufacturing in the first half of 2020 which adversely impacted our logistics segment results.

Operating revenues from truckload services decreased $31.1 million to $99.4 million during the twenty-six weeks ended July 4, 2020, compared to $130.5 million for the same period last year. Included in truckload revenues for the recently completed twenty-six week period were $5.8 million in separately identified fuel surcharges compared to $13.8 million during the same period last year.  The decrease in truckload services reflects a 24.0% decrease in the number of loads hauled. During the twenty-six weeks ended July 4, 2020, Universal moved 93,132 loads compared to 122,515 during the same period last year.

Revenues during the twenty-six weeks ended July 4, 2020 from brokerage services decreased $26.6 million, or 15.2%, to $148.7 million compared to $175.2 million one year earlier. The decrease is due to a 2.2% decrease in the number of brokerage loads moved as well as a 12.4% decrease in the average operating revenue per load. During the twenty-six weeks ended July 4, 2020, Universal moved 108,849 loads, compared to 111,319 loads during the same period last year.

Intermodal services revenues increased $8.2 million, or 4.4%, to $193.2 million during the twenty-six weeks ended July 4, 2020, up from $185.0 million during the same period last year. Intermodal revenues during the twenty-six weeks ended July 4, 2020 also included $21.8 million in separately identified fuel surcharges, compared to $22.2 million during the same period last year.  The increase is attributable to an increase in the number of intermodal loads hauled, which was partially offset by a decrease in the average operating revenue per load, excluding fuel surcharges.  During the twenty-six weeks ended July 4, 2020, Universal moved 354,562 intermodal loads, compared to 329,938 loads during the same period last year, an increase of 7.5%, while the average operating revenue per load, excluding fuel surcharges, declined 1.2%.

Operating revenues from dedicated services during the twenty-six weeks ended July 4, 2020 decreased to $49.6 million compared to $72.9 million one year earlier. Dedicated services revenues included $4.8 million in separately identified fuel surcharges in the twenty-six weeks ended July 4, 2020 compared to $8.9 million during the same period last year. The decrease in operating revenues was primarily attributable to the shutdown of North American automotive manufacturing for several weeks during the first half of 2020.

Value-added services revenues decreased $47.7 million to $149.2 million in the twenty-six weeks ended July 4, 2020. This compares to $196.9 million from value-added services one year earlier. Value-added operations supporting heavy-truck production saw revenues decrease by $26.9 million in the first half of 2020, while operations supporting passenger vehicle programs also saw decreased revenues compared to the same period last year. Both platforms were adversely impacted by the shutdown of North American automotive and heavy-truck manufacturing during the first half of 2020.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the twenty-six weeks ended July 4, 2020 decreased by $46.2 million, or 13.0%, to $309.5 million from $355.7 million for the twenty-six weeks ended June 29, 2019. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of a decrease in transportation-related service revenues.  For the twenty-six weeks ended July 4, 2020, transportation-related services revenues decreased 12.9% compared to the same period last year. As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 48.3% for the twenty-six weeks ended July 4, 2020 from 46.8% during the same period last year. The increase was due to an increase in the mix of transportation-related service revenue. As a percentage of total revenues, transportation-related service revenue increased to 76.7% for the twenty-six weeks ended July 4, 2020 compared to 74.1% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the twenty-six weeks ended July 4, 2020 decreased by $31.8 million, or 17.0%, to $155.0 million compared to $186.8 million for the twenty-six weeks ended June 29, 2019. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The decrease was due to layoffs and temporary furloughs to right-size staffing as a cost cutting measure in response to the economic slowdown as a result of the COVID-19 pandemic. As a percentage of operating revenues, personnel and related benefits expenses decreased to 24.2% for the twenty-six weeks ended July 4, 2020, compared to 24.6% during the same period last year. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses decreased by $13.9 million, or 22.5%, to $47.7 million for the twenty-six weeks ended July 4, 2020 compared to $61.5 million for the twenty-six weeks ended June 29, 2019. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The decrease was primarily due to operational cost cutting measures in response to the economic slowdown caused by the COVID-19 pandemic. The primary elements of the decrease included decreases of $6.8 million in operating supplies and material costs in operations supporting heavy-truck programs, $4.1 million in fuel expense on company tractors, $2.9 million in vehicle maintenance, and $1.3 million in travel and entertainment. These decreases were partially offset by an increases of $1.4 million in professional service fees.

Commission expense. Commission expense for the twenty-six weeks ended July 4, 2020 decreased by $3.5 million, or 22.3%, to $12.2 million from $15.7 million for the twenty-six weeks ended June 29, 2019. Commission expense decreased due to decreased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense decreased to 1.9% compared to 2.1% for the twenty-six weeks ended June 29, 2019.

Occupancy expense. Occupancy expenses decreased by $1.3 million, or 6.9%, to $17.8 million for the twenty-six weeks ended July 4, 2020 compared to $19.1 million for the twenty-six weeks ended June 29, 2019. The decrease was primarily attributable to a decrease in building rents as we consolidated facilities for certain value-added programs.

General and administrative. General and administrative expense decreased by $3.4 million, or 17.9%, to $15.5 million from $18.9 million in the twenty-six weeks ended June 29, 2019. The decrease was primarily attributable to a decrease in salaries, wages, and benefits. Also included in general and administrative expense for the twenty-six weeks ended July 4, 2020 was $0.5 million in professional service fees associated with the June 2020 cyber-attack. As a percentage of operating revenues, general and administrative expense decreased to 2.4% for the thirteen weeks ended July 4, 2020 compared to 2.5% for the thirteen weeks ended June 29, 2019.

Insurance and claims. Insurance and claims expense for the twenty-six weeks ended July 4, 2020 decreased by $1.6 million, or 13.9%, to $9.7 million from $11.3 million for the twenty-six weeks ended June 29, 2019. The decrease was primarily attributable to a decrease in our auto liability premiums and contractor insurance. This was partially offset by an increase in cargo and service failure claims, including $0.5 million in service claims related to the June 2020 cyber-attack. As a percentage of operating revenues, insurance and claims remained consistent at 1.5% for the twenty-six weeks ended July 4, 2020.

Depreciation and amortization. Depreciation and amortization expense for the twenty-six weeks ended July 4, 2020 increased by $3.7 million, or 10.8%, to $38.0 million from $34.3 million for the twenty-six weeks ended June 29, 2019. During the twenty-six weeks ended July 4, 2020, depreciation expense increased $3.8 million and amortization expense was unchanged.  The increase in depreciation expense is attributable to additional cost from the continued recapitalization of our fleet.

Interest expense, net. Net interest expense was $7.6 million for the twenty-six weeks ended July 4, 2020 compared to $8.5 million for the twenty-six weeks ended June 29, 2019. The decrease in net interest expense reflects a decrease in the average interest rate on our outstanding borrowings. As of July 4, 2020, our outstanding borrowings were $405.6 million compared to $372.2 million at June 29, 2019.

Other non-operating income (expense). Other non-operating expense for the twenty-six weeks ended July 4, 2020 was $2.8 million compared to other non-operating income of $1.0 million for the twenty-six weeks ended June 29, 2019. Included in other non-operating expense in the twenty-six weeks ended July 4, 2020 were $2.5 million of holding losses on changes in the fair value of marketable securities compared to $0.8 million in gains included in other non-operating income during the twenty-six weeks ended June 29, 2019.

Income tax expense. Income tax expense for the twenty-six weeks ended July 4, 2020 was $6.0 million compared to $12.5 million for the twenty-six weeks ended June 29, 2019, based on an effective tax rate of 24.6% and 25.2%, respectively. The decrease in income tax expense is attributable to a decrease in taxable earnings as well as a decrease in the effective tax rate.

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

During the twenty-six weeks ended July 4, 2020, our capital expenditures totaled $42.4 million. These expenditures primarily consisted of real estate, transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. To improve our liquidity during the COVID-19 pandemic, we deferred a portion of our capital expenditures to the second half of the year.  Through the remainder of 2020, exclusive of any acquisitions of businesses, we expect our capital expenditures to be in the range of 8% to 9% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and facilities.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility (the “Credit Facility”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At July 4, 2020, we were in compliance with all covenants under the Credit Facility, and $110.0 million was available for borrowing.

A wholly owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on specific titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.78% to 5.13%.

A wholly owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at variable rates ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At July 4, 2020, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of July 4, 2020, and the maximum available borrowings were $4.9 million.

Discussion of Cash Flows

At July 4, 2020, we had cash and cash equivalents of $7.7 million compared to $8.0 million at December 31, 2019.  Operating activities provided $108.4 million in net cash, and we used $40.2 million in investing activities and $64.9 million in financing activities.

The $108.4 million in net cash provided by operations was primarily attributed to $18.3 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gains on marketable equity securities and equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $54.3 million, net.  Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $35.7 million. The decrease in accounts receivable due to lower revenues and increases in accounts payable, accrued expenses and other current liabilities, and affiliated transactions were the primary drivers behind the decrease in working capital.  These decreases were partially offset by principal reductions in operating lease liabilities, decreases in prepaid expenses and other assets, and increases in other long-term liabilities. Affiliate transactions increased net cash provided by operating activities by $1.7 million.  The increase in net cash resulted from a decrease in accounts receivable from affiliates of $0.8 million and an increase in accounts payable to affiliates of $0.9 million.

The $40.2 million in net cash used in investing activities consisted of $42.4 million in capital expenditures and purchases of marketable securities totaling $0.4 million.  These uses were partially offset by $2.5 million in proceeds from the sale of equipment.

We used $64.9 million in financing activities during the twenty-six weeks ended July 4, 2020.  During the period, we paid cash dividends of $5.7 million and repurchased $5.0 million of treasury stock.  At July 4, 2020, we had outstanding borrowings totaling $405.6 million compared to $459.7 million at December 31, 2019.  We made net repayments on our revolving lines of credit and margin facility totaling $61.3 million and borrowed an additional $35.3 million for new equipment and real estate.  We also made term loan, and equipment and real estate note payments totaling $28.2 million during the period.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2019. There have been no changes in our accounting policies during the thirteen weeks ended July 4, 2020.

Seasonality

Generally, demand for our value-added services delivered to existing customers increases during the second calendar quarter of each year as a result of the automotive industry’s spring selling season and decreases during the third quarter of each year due to the impact of scheduled OEM customer plant shutdowns in July and August for vacations and changeovers in production lines for new model years. Our value-added services business is also impacted in the fourth quarter by plant shutdowns during the December holiday period.  However, due to the COVID-19 pandemic and its impact on North American automotive manufacturing, we may not experience normal seasonal demand for our services supporting the automotive production and selling cycles during the current year. Prolonged adverse weather conditions, particularly in winter months, can also adversely impact margins due to productivity declines and related challenges meeting customer service requirements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended July 4, 2020. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 4, 2020, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended July 4, 2020 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The outbreak of the novel coronavirus (COVID-19), and any other outbreaks of contagious diseases or other adverse public health developments, could have a materially adverse effect on our financial condition, liquidity, results of operations, and cash flows. The rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home orders, increased border security and closures. These measures and the public health concerns resulting from the outbreak have severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains has caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our revenues have been significantly affected by the closure of North American automotive and heavy-truck manufacturing facilities beginning in late March. Although most automotive and heavy-truck operations have resumed production, additional closures and other consumer activity affecting our customers and any future wave of the virus or other similar outbreaks could further adversely affect our business. A significant portion of our revenue is also provided by a network of agents and owner-operators located throughout the United States and in Ontario, Canada. As the COVID-19 virus continues to spread in areas we service, a significant impact to our network due to illness or government restrictions could have a material adverse effect on our ability to service our customers and on our business and results of operations. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a materially adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

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

We have been, and in the future may be, subject to cybersecurity and malware attacks and other intentional hacking. Any failure to identify and address or to prevent a cyber- or malware-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. In June 2020, we experienced a ransomware cyber-attack affecting certain of our network systems. We are currently investigating the attack, including the scope of transferred or extracted data, and continuing to assess the financial and other effects of this incident, which could have an adverse impact on our business, results of operations and reputation.

Although our information systems are protected through physical and software security as well as redundant backup systems, they remain susceptible to cyber security risks. Some of our software systems are utilized by third parties who provide outsourced processing services which may increase the risk of a cyber-security incident. We have invested and continue to invest in technology security initiatives, employee training, information technology risk management and disaster recovery plans. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions or data loss, which could adversely impact our competitiveness and results of operations.

Any future successful cyber-attack or catastrophic natural disaster could significantly affect our operating and financial systems and could temporarily disrupt our ability to provide required services to our customers, impact our ability to manage our operations and perform vital financial processes, any of which could have a materially adverse effect on our business.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its common stock during the period from April 5, 2020 to July 4, 2020, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
April 5, 2020 - May 2, 2020	6,371	$12.79	6,371	378,378
May 3, 2020 - May 30, 2020	-	-	-	378,378
May 31, 2020 - July 4, 2020	-	-	-	378,378
Total	6,371	$12.79	6,371	378,378

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

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)

Date: August 13, 2020	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: August 13, 2020	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer