Form 10-Q
period 2020-10-03
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2020-11-12
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2020

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of November 9, 2020, was 26,918,830.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	October 3, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$8,677	$7,726
Marketable securities	6,699	9,369
Accounts receivable – net of allowance for doubtful accounts of $3,442 and $2,545, respectively	248,965	210,534
Other receivables	21,898	19,065
Prepaid expenses and other	25,987	19,676
Due from affiliates	1,476	1,705
Prepaid income taxes	1,479	3,768
Total current assets	315,181	271,843
Property and equipment – net of accumulated depreciation of $296,552 and $270,062, respectively	363,449	339,823
Operating lease right-of-use asset	96,205	87,209
Goodwill	170,730	168,451
Intangible assets – net of accumulated amortization of $89,788 and $78,366, respectively	106,022	116,111
Deferred income taxes	1,413	1,460
Other assets	3,866	3,100
Total assets	$1,056,866	$987,997
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$110,758	$91,909
Current portion of long-term debt	61,244	59,476
Insurance and claims	26,058	27,484
Accrued expenses and other current liabilities	34,869	34,825
Current portion of operating lease liabilities	24,270	23,039
Due to affiliates	16,146	14,842
Total current liabilities	273,345	251,575
Long-term liabilities:
Long-term debt, net of current portion	405,351	398,136
Operating lease liabilities, net of current portion	72,504	61,674
Deferred income taxes	71,684	65,692
Other long-term liabilities	6,354	5,703
Total long-term liabilities	555,893	531,205
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,979,827 and 30,970,452 shares issued; 26,918,830 and 27,282,230 shares outstanding, respectively	30,981	30,972
Paid-in capital	4,484	4,298
Treasury stock, at cost; 4,060,997 and 3,688,222 shares, respectively	(82,247)	(77,247)
Retained earnings	280,248	251,204
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $(164) and $(32), respectively	(530)	(105)
Foreign currency translation adjustments	(5,308)	(3,905)
Total shareholders’ equity	227,628	205,217
Total liabilities and shareholders’ equity	$1,056,866	$987,997

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Operating revenues:
Truckload services	$52,212	$62,615	$151,633	$193,133
Brokerage services	90,568	94,442	239,249	269,680
Intermodal services	94,543	93,022	287,746	278,043
Dedicated services	39,376	32,730	88,986	105,618
Value-added services	88,289	92,676	237,516	289,593
Total operating revenues	364,988	375,485	1,005,130	1,136,067
Operating expenses:
Purchased transportation and equipment rent	177,207	183,902	486,674	539,584
Direct personnel and related benefits	88,881	91,946	243,862	278,763
Operating supplies and expenses	31,001	30,465	78,658	91,972
Commission expense	6,756	7,991	18,950	23,685
Occupancy expense	8,674	8,380	26,489	27,523
General and administrative	8,586	11,435	24,090	30,309
Insurance and claims	4,926	29,912	14,655	41,215
Depreciation and amortization	16,894	18,807	54,942	53,140
Total operating expenses	342,925	382,838	948,320	1,086,191
Income (loss) from operations	22,063	(7,353)	56,810	49,876
Interest income	13	14	37	57
Interest expense	(3,518)	(4,091)	(11,188)	(12,602)
Other non-operating income (expense)	(494)	163	(3,289)	1,212
Income (loss) before income taxes	18,064	(11,267)	42,370	38,543
Provision for income taxes	4,486	(2,847)	10,461	9,694
Net income (loss)	$13,578	$(8,420)	$31,909	$28,849
Earnings per common share:
Basic	$0.50	$(0.30)	$1.18	$1.02
Diluted	$0.50	$(0.30)	$1.18	$1.02
Weighted average number of common shares outstanding:
Basic	26,919	28,263	27,023	28,342
Diluted	26,922	28,264	27,023	28,343
Dividends declared per common share	$-	$0.105	$0.105	$0.315

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net Income (loss)	$13,578	$(8,420)	$31,909	$28,849
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $14, $(34), $(132) and $(155), respectively	46	(107)	(425)	(485)
Foreign currency translation adjustments	(2,546)	(185)	(1,403)	7
Total other comprehensive income (loss)	(2,500)	(292)	(1,828)	(478)
Total comprehensive income (loss)	$11,078	$(8,712)	$30,081	$28,371

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	October 3, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$31,909	$28,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,942	53,140
Noncash lease expense	21,972	22,361
Loss (gain) on marketable equity securities	3,031	(960)
Loss (gain) on disposal of property and equipment	(638)	6
Amortization of debt issuance costs	441	439
Stock-based compensation	195	73
Provision for doubtful accounts	2,351	2,157
Deferred income taxes	4,733	(1,877)
Change in assets and liabilities:
Trade and other accounts receivable	(45,695)	7,246
Prepaid income taxes, prepaid expenses and other assets	(4,739)	1,236
Principal reduction in operating lease liabilities	(21,360)	(21,103)
Accounts payable, accrued expenses and other current liabilities, insurance and claims, and income taxes payable	28,974	36,230
Due to/from affiliates, net	1,534	4,503
Other long-term liabilities	90	(324)
Net cash provided by operating activities	77,740	131,976
Cash flows from investing activities:
Capital expenditures	(72,836)	(60,752)
Proceeds from the sale of property and equipment	2,978	5,002
Purchases of marketable securities	(361)	(92)
Proceeds from sale of marketable securities	—	1,246
Acquisition of business	(1,295)	(22,457)
Net cash used in investing activities	(71,514)	(77,053)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	296,794	214,393
Repayments of debt - revolving debt	(298,191)	(229,392)
Proceeds from borrowing - term debt	54,602	45,433
Repayments of debt - term debt	(44,617)	(44,228)
Borrowings under margin account	256	—
Repayments under margin account	(256)	(541)
Capitalized financing costs	(46)	—
Dividends paid	(5,731)	(15,042)
Purchases of treasury stock	(5,000)	(24,786)
Net cash used in financing activities	(2,189)	(54,163)
Effect of exchange rate changes on cash and cash equivalents	(3,086)	(2)
Net increase in cash	951	758
Cash and cash equivalents – beginning of period	7,726	5,727
Cash and cash equivalents – end of period	$8,677	$6,485

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows - Continued

(In thousands)

	Thirty-nine Weeks Ended
	October 3, 2020	September 28, 2019
Supplemental cash flow information:
Cash paid for interest	$10,734	$11,282
Cash paid for income taxes	$3,108	$11,892
Acquisition of business:
Fair value of assets acquired	$—	$23,981
Liabilities assumed	—	(2,779)
Payment of acquisition obligations	1,295	1,255
Net cash paid for acquisition of business	$1,295	$22,457

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2018	$30,967	$4,230	$(52,462)	$231,525	$(4,961)	$209,299
Net income	—	—	—	17,297	—	17,297
Comprehensive income	—	—	—	—	86	86
Dividends paid ($0.215 per share)	—	—	—	(6,101)	—	(6,101)
Stock based compensation	5	68	—	—	—	73
Balances - March 30, 2019	30,972	4,298	(52,462)	242,721	(4,875)	220,654
Net income	—	—	—	19,972	—	19,972
Comprehensive (loss)	—	—	—	—	(272)	(272)
Dividends paid ($0.105 per share)	—	—	—	(2,981)	—	(2,981)
Balances – June 29, 2019	30,972	4,298	(52,462)	259,712	(5,147)	237,373
Net (loss)	—	—	—	(8,420)	—	(8,420)
Comprehensive income	—	—	—	—	(292)	(292)
Dividends paid ($0.105 per share)	—	—	—	(2,980)	—	(2,980)
Dividends payable ($0.105 per share)	—	—	—	(2,980)	—	(2,980)
Purchases of treasury stock	—	—	(24,786)	—	—	(24,786)
Balances – September 28, 2019	$30,972	$4,298	$(77,248)	$245,332	$(5,439)	$197,915

Balances – December 31, 2019	$30,972	$4,298	$(77,247)	$251,204	$(4,010)	$205,217
Net income	—	—	—	12,163	—	12,163
Comprehensive (loss)	—	—	—	—	(1,128)	(1,128)
Dividends paid ($0.105 per share)	—	—	—	(2,865)	—	(2,865)
Stock based compensation	9	186				195
Purchases of treasury stock	—	—	(4,919)	—	—	(4,919)
Balances - April 4, 2020	30,981	4,484	(82,166)	260,502	(5,138)	208,663
Net income	—	—	—	6,168	—	6,168
Comprehensive income	—	—	—	—	1,800	1,800
Purchases of treasury stock	—	—	(81)	—	—	(81)
Balances – July 4, 2020	$30,981	$4,484	$(82,247)	$266,670	$(3,338)	$216,550
Net income	—	—	—	13,578	—	13,578
Comprehensive (loss)	—	—	—	—	(2,500)	(2,500)
Balances – October 3, 2020	$30,981	$4,484	$(82,247)	$280,248	$(5,838)	$227,628

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	General

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

COVID-19

In March of 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a pandemic.  The Company remains committed to doing its part to protect its employees, customers, vendors and the general public from the spread of COVID-19. We will continue to adapt our operations as required to ensure safety while continuing to provide a high level of service to our customers.

To mitigate the impact to our business, we implemented numerous cost reduction efforts beginning in the second quarter including furloughing a portion of the direct labor force, requiring employees to take unpaid time-off, restricting travel, reducing discretionary spending, and various other measures.  Also during the second quarter we began taking advantage of the cash deferral programs available for payment of employer social security taxes and federal and state income taxes under the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act).

The company makes estimates and assumptions that affect reported amounts and disclosures included in its financial statements and accompanying notes and assesses certain accounting matters that require consideration of forecasted financial information. The Company's assumptions about future conditions important to these estimates and assumptions are subject to uncertainty, including the impacts of the COVID-19 pandemic.

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

Truckload services include dry van, flatbed, heavy-haul and refrigerated operations. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries. Truckload services also include our final mile and ground expedited services.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	October 3, 2020	December 31, 2019
Prepaid expenses and other - contract assets	$2,367	$1,156

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

The Company accounts for its marketable equity securities in accordance with ASC Topic 321 “Investments- Equity Securities.” ASC Topic 321 requires companies to measure equity investments at fair value, with changes in fair value recognized in net income. The Company’s investments in marketable securities consist of equity securities with readily determinable fair values. The cost basis of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income (expense).

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note 8.

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	October 3, 2020	December 31, 2019
Fair value	$6,699	$9,369
Cost basis	9,730	8,136
Unrealized gain (loss)	$(3,031)	$1,233

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	October 3, 2020	December 31, 2019
Gross unrealized gains	$90	$1,337
Gross unrealized losses	(3,121)	(104)
Net unrealized gains (losses)	$(3,031)	$1,233

The following table shows the Company’s net realized gains (loss) on marketable equity securities (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Realized gain
Sale proceeds	$—	$689	$—	$1,246
Cost basis of securities sold	—	576	—	1,021
Realized gain	$—	$113	$—	$225

Realized gain, net of taxes	$—	$84	$—	$168

During the thirteen-week and thirty-nine week periods ended October 3, 2020, our marketable equity securities portfolio experienced a net unrealized pre-tax (loss) in market value of approximately $(497,000) and $(3,031,000), respectively, which was reported in other non-operating income (expense) for the period.

During the thirteen-week and thirty-nine week periods ended September 28, 2019, our marketable equity securities portfolio experienced a net unrealized pre-tax gain in market value of approximately $21,000 and $735,000, respectively, which was reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Goodwill

The changes in the carrying amount of goodwill during the thirty-nine weeks ended October 3, 2020 are as follows:

Balance as of January 1, 2020	$168,451
Purchase accounting adjustments	2,279
Balance as of October 3, 2020	$170,730

During the thirty-nine weeks ended October 3, 2020, the Company made purchase accounting adjustments to the preliminary purchase price allocations of the Company’s April 22, 2019 acquisition of Michael’s Cartage and November 5, 2019 acquisition of Roadrunner Intermodal Services, Inc.  The adjustments resulted in increases of $2.3 million in goodwill and $1.3 million in intangible assets, as well as decreases of $3.3 million in property and equipment, $1.5 million in other assets, $2.3 million in current liabilities, and $0.2 million in deferred tax liabilities.

At October 3, 2020 and December 31, 2019, $114.4 million and $112.2 million of goodwill was recorded in our transportation segment, respectively.  At both October 3, 2020 and December 31, 2019, $56.3 million of goodwill was recorded in our logistics segment.

During the third quarter we performed our annual goodwill impairment test using a quantitative assessment and found there to be no impairment of goodwill.
(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	October 3, 2020	December 31, 2019
Payroll related items	$19,545	$14,390
Driver escrow liabilities	4,144	5,249
Commissions, taxes and other	11,180	8,238
Legal settlements	-	6,948
Total	$34,869	$34,825

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at October 3, 2020	October 3, 2020	December 31, 2019
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	2.15%	$134,062	$142,500
Revolver	2.15%	149,828	151,225
Equipment Financing (2)	2.78% to 5.13%	133,497	128,512
Real Estate Financing (3)	2.00% to 2.40%	50,930	37,492
Margin Facility (4)	1.25%	—	—
Unamortized debt issuance costs		(1,722)	(2,117)
		466,595	457,612
Less current portion of long-term debt		61,244	59,476
Total long-term debt, net of current portion		$405,351	$398,136

(1)

Our Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate plus an applicable margin for each based the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At October 3, 2020, we were in compliance with all covenants under the facility, and $50.2 million was available for borrowing on the revolver.

(2)

Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.78% to 5.13%.

(3)

Our Real Estate Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at a variable rate ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At October 3, 2020, we were in compliance with all covenants.

(4)

Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At October 3, 2020, the maximum available borrowings under the line of credit were $4.7 million.

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The Company executed the swap agreements to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $13.7 million at October 3, 2020. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25% and pays a fixed rate. The first swap became effective in October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires in July 2026. The second swap became effective in October 2016, has a rate of 3.83% (amortizing notional amount of $3.7 million) and expires in May 2022. At October 3, 2020, the fair value of the swap agreements was a liability of $0.7 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 8 for additional information pertaining to interest rate swaps.

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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	October 3, 2020
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$4	$—	$—	$4
Marketable securities	6,699	—	—	6,699
Total	$6,703	$—	$—	$6,703

Liabilities
Interest rate swaps	$—	$694	$—	$694
Total	$—	$694	$—	$694

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$18	$—	$—	$18
Marketable securities	9,369	—	—	9,369
Total	$9,387	$—	$—	$9,387

Liabilities
Interest rate swaps	$—	$137	$—	$137
Total	$—	$137	$—	$137

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

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at October 3, 2020 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$133,497	$134,219

We have not elected the fair value option for any of our financial instruments.
(9)	Leases

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

As of October 3, 2020, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of October 3, 2020, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the thirteen weeks and thirty-nine weeks ended October 3, 2020 and September 28, 2019, and related information (in thousands):

	Thirteen weeks ended October 3, 2020
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,696	$5,825	$8,521
Short-term lease cost	80	1,801	1,881
Variable lease cost	41	951	992
Sublease income	-	(1,723)	(1,723)
Total lease cost	$2,817	$6,854	$9,671

	Thirteen weeks ended September 28, 2019
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,495	$6,121	$8,616
Short-term lease cost	76	561	637
Variable lease cost	309	384	693
Sublease income	-	(701)	(701)
Total lease cost	$2,880	$6,365	$9,245

	Thirty-nine weeks ended October 3, 2020
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$7,966	$17,625	$25,591
Short-term lease cost	487	4,072	4,559
Variable lease cost	308	2,715	3,023
Sublease income	-	(3,326)	(3,326)
Total lease cost	$8,761	$21,086	$29,847

	Thirty-nine weeks ended September 28, 2019
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$8,196	$17,395	$25,591
Short-term lease cost	370	2,653	3,023
Variable lease cost	607	940	1,547
Sublease income	-	(2,074)	(2,074)
Total lease cost	$9,173	$18,914	$28,087

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Leases – continued

The following table summarizes other lease related information as of and for the thirty-nine week period ended October 3, 2020 and September 28, 2019 (in thousands):

	October 3, 2020
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$7,719	$17,169	$24,888
Right-of-use asset change due to lease termination	$-	$(1,584)	$(1,584)
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,985	$16,984	$32,969
Weighted-average remaining lease term (in years)	6.1	4.6	5.2
Weighted-average discount rate	6.7%	4.5%	5.5%

	September 28, 2019
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$8,572	$15,711	$24,283
Right-of-use asset change due to lease termination	$3,483	$5,500	$8,983
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-
Weighted-average remaining lease term (in years)	5.1	4.3	4.6
Weighted-average discount rate	5.0%	5.0%	5.0%

Future minimum lease payments under operating leases as of October 3, 2020, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
Year one	$9,926	$18,731	$28,657
Year two	8,364	12,526	20,890
Year three	7,415	9,233	16,648
Year four	7,318	6,946	14,264
Year five	6,116	6,426	12,542
Thereafter	12,383	8,179	20,562
Total required lease payments	$51,522	$62,041	$113,563
Less amounts representing interest			(16,789)
Present value of lease liabilities			$96,774

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Transactions with Affiliates

CenTra, Inc. (“CenTra”), an affiliate of the Company that is owned by our controlling shareholders, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, IT infrastructure and other requested services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from affiliates controlled by CenTra. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and thirty-nine weeks ended October 3, 2020 and September 28, 2019, respectively (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Administrative support services	$743	$1,852	$1,274	$3,352
Truck fuel, tolls and maintenance	234	212	644	726
Real estate rent and related costs	4,878	3,629	11,692	8,822
Insurance and employee benefit plans	15,411	8,685	35,918	34,097
Purchased transportation and equipment rent	5	11	17	29
Total	$21,271	$14,389	$49,545	$47,026

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

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At October 3, 2020 and December 31, 2019, amounts due to affiliates were $16.1 million and $14.8 million, respectively. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At October 3, 2020 and December 31, 2019, there were $12.5 million and $9.9 million, respectively, included in each of these accounts for insured claims.

We purchased wheels and tires from an affiliate during the thirty-nine weeks ended October 3, 2020 totaling $618,000. There were no such purchases made during the thirty-nine weeks ended September 28, 2019.

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks and thirty-nine weeks ended October 3, 2020 and September 28, 2019 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Purchased transportation and equipment rent	$194	$404	$550	$1,136
Total	$194	$404	$550	$1,136

At October 3, 2020 and December 31, 2019, amounts due from affiliates were $1.5 million and $1.7 million, respectively

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Stock Based Compensation

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

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	42,000	$22.96
Granted	65,000	$18.74
Vested	(9,375)	$20.86
Forfeited	(12,000)	$23.56
Balance at June October 3, 2020	85,625	$19.90

In the thirty-nine week periods ended October 3, 2020 and September 28, 2019, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million and $0.1 million, respectively.  As of October 3, 2020, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.2 million in each year of 2021, 2022, and 2023, and $0.4 million in 2024, $0.3 million in 2026, and $0.2 million in each 2027 and 2028.

(12)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks ended October 3, 2020, there were 2,957 weighted average non-vested shares of restricted stock in the denominator for the calculation of diluted earnings per share. For the thirty-nine weeks ended October 3, 2020, no shares of non-vested restricted stock were included in the denominator for the calculation of diluted earnings per share.  For the thirteen weeks and thirty-nine weeks ended September 28, 2019, there were 943 and 917 weighted average non-vested shares of restricted stock, respectively, in the denominator for the calculation of diluted earnings per share

In the thirteen weeks and thirty-nine weeks ended October 3, 2020, we excluded 20,625 and 85,625 shares of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive. In each of the thirteen weeks and thirty-nine weeks ended September 28, 2019, we excluded 44,500 shares from the calculation of diluted earnings per share because such shares were anti-dilutive.

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

The following tables summarize information about our reportable segments as of and for the thirteen week and thirty-nine week periods ended October 3, 2020 and September 28, 2019 (in thousands):

	Thirteen weeks ended October 3, 2020
	Transportation	Logistics	Other	Total
Operating revenues	$237,065	$127,666	$257	$364,988
Eliminated inter-segment revenues	(2,107)	(457)	-	(2,564)
Income from operations	10,405	11,572	86	22,063
Total assets	632,378	406,623	17,865	1,056,866

	Thirteen weeks ended September 28, 2019
	Transportation	Logistics	Other	Total
Operating revenues	$254,129	$120,981	$375	$375,485
Eliminated inter-segment revenues	(283)	(126)	-	(409)
Income from operations	(17,224)	9,796	75	(7,353)
Total assets	572,238	332,904	29,587	934,729

	Thirty-nine weeks ended October 3, 2020
	Transportation	Logistics	Other	Total
Operating revenues	$677,569	$326,502	$1,059	$1,005,130
Eliminated inter-segment revenues	(3,322)	(1,813)	-	(5,135)
Income from operations	32,544	24,012	254	56,810
Total assets	632,378	406,623	17,865	1,056,866

	Thirty-nine weeks ended September 28, 2019
	Transportation	Logistics	Other	Total
Operating revenues	$752,610	$382,541	$916	$1,136,067
Eliminated inter-segment revenues	(1,208)	(751)	-	(1,959)
Income from operations	8,601	40,955	320	49,876
Total assets	572,238	332,904	29,587	934,729

(14)	Commitments and Contingencies

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

At October 3, 2020, approximately 32% of our employees in the United States, Canada and Colombia, and 87% of our employees in Mexico were subject to collective bargaining agreements that are renegotiated periodically, none of which are subject to contracts that expire in 2020.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(15)	Subsequent Events

Our Board of Directors reinstated Universal’s cash dividend policy, and on October 29, 2020, declared a cash dividend of $0.105 per share of common stock. The dividend is payable to shareholders of record at the close of business on December 7, 2020 and is expected to be paid on January 4, 2021. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

COVID-19 Pandemic

The Company remains committed to doing its part to protect its employees, customers, vendors and the general public from the spread of the coronavirus outbreak (COVID-19). We have distributed cleaning and protective supplies to our workforce, increased cleaning frequency and coverage, and provided employees direction on precautionary measures, such as sanitizing truck interiors, personal hygiene, and social distancing. We will continue to adapt our operations as required to ensure safety while continuing to provide a high level of service to our customers.

The spread of COVID-19 resulted in governmental authorities enforcing measures to try to contain the virus, which severely disrupted economic and commercial activity during the latter part of the first and most of the second quarter of 2020. To mitigate the impact on our business, we implemented numerous cost reduction efforts including furloughing a large portion of our direct labor force, requiring personnel to take unpaid time-off, restricting travel, reducing discretionary spending, and various other measures. During the third quarter 2020, we experienced a rebound in demand for transportation and manufacturing support services and experienced a more normalized level of business activity.  Although we estimate COVID-19 had the largest impact on our business during the second quarter 2020, we are unable to predict with any certainty the future impact COVID-19 may have on our operational and financial performance. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operating results, which could be material, will be determined by the length of time the pandemic continues, its severity, government regulations imposed in response to the pandemic, and to its general effect on the economy and transportation demand.

While operating cash flows be negatively impacted by the pandemic, the Company believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and loans and extensions of credit under our credit facilities and on margin against our marketable securities. Should the impact of the COVID-19 pandemic last longer than anticipated, and/or our cash flow from operations decline more than expected, we may need to obtain additional financing. The Company’s ability to fund future operating expenses and capital expenditures, as well as its ability to meet future debt service obligations or refinance indebtedness will depend on future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

Operating Revenues

We broadly group our services into the following service categories: truckload, brokerage, intermodal, dedicated and value-added. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and Company-managed terminals are generally aggregated into our reportable transportation segment, while our dedicated and value-added services to specific customers on a contractual basis make up our logistics segment. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and thirty-nine weeks ended October 3, 2020 and September 28, 2019, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Operating revenues:
Truckload services	14.3%	16.7%	15.1%	17.0%
Brokerage services	24.8	25.2	23.8	23.7
Intermodal services	25.9	24.8	28.6	24.5
Dedicated services	10.8	8.7	8.9	9.3
Value-added services	24.2	24.7	23.6	25.5
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and thirty-nine weeks ended October 3, 2020 and September 28, 2019, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	48.6	49.0	48.4	47.5
Direct personnel and related benefits	24.4	24.5	24.3	24.5
Operating supplies and expenses	8.5	8.1	1.9	2.1
Commission expense	1.9	2.1	7.8	8.1
Occupancy expense	2.4	2.2	2.6	2.4
General and administrative	2.4	3.0	2.4	2.7
Insurance and claims	1.3	8.0	1.5	3.6
Depreciation and amortization	4.6	5.0	5.5	4.7
Total operating expenses	94.0	102.0	94.3	95.6
Income (loss) from operations	6.0	(2.0)	5.7	4.4
Interest and other non-operating income (expense), net	(1.1)	(1.0)	(1.5)	(1.0)
Income (loss) before income taxes	4.9	(3.0)	4.2	3.4
Provision for income taxes	1.2	(0.8)	1.0	0.9
Net income (loss)	3.7%	-2.2%	3.2%	2.5%

Thirteen Weeks Ended October 3, 2020 Compared to Thirteen Weeks Ended September 28, 2019

Operating revenues. Operating revenues for the thirteen weeks ended October 3, 2020 decreased $10.5 million, or 2.8%, to $365.0 million from $375.5 million for the thirteen weeks ended September 28, 2019. Included in operating revenues are separately-identified fuel surcharges of $16.4 million for the thirteen weeks ended October 3, 2020 compared to $21.5 million for the thirteen weeks ended September 28, 2019. Consolidated income from operations increased $29.4 million to $22.1 million during the thirteen week period ended October 3, 2020 compared to an operating loss of $7.4 million during the same period last year. Revenues from our transportation segment decreased $17.1 million, or 6.7%, due to decreased truckload and brokerage volumes, while income from operations increased $27.6 million compared to the same period last year. Included in the transportation segment’s third quarter 2019 operating loss were $27.0 million in non-recurring litigation charges for a previously disclosed legal matters. In our logistics segment, revenues increased $6.7 million, or 5.5%, over the same period last year and income from operations increased $1.8 million, or 18.1%. The increases in revenue and operating income were primarily attributable to strong third quarter 2020 automotive production compared to the third quarter of 2019 during which the United Auto Workers (UAW) was on strike against General Motors.

Operating revenues from truckload services decreased $10.4 million to $52.2 million during the thirteen weeks ended October 3, 2020, compared to $62.6 million for the same period last year. Included in truckload revenues for the recently completed quarter were $3.6 million in separately identified fuel surcharges compared to $6.4 million during the same period last year.  The decrease in truckload services reflects a 17.3% decrease in the number of loads hauled which was partially offset by a 6.2% increase in average operating revenue per load, excluding fuel surcharges.  During the quarter ended October 3, 2020, Universal moved 46,712 loads compared to 56,510 during the same period last year.

Revenues during the thirteen weeks ended October 3, 2020 from brokerage services decreased $3.9 million, or 4.1%, to $90.6 million compared to $94.4 million one year earlier. The decrease is primarily due to a 10.1% decrease in the number of brokerage loads moved, which was partially offset by a 6.4% increase in average operating revenue per load. During the third quarter of 2020, Universal brokered 54,919 loads, compared to 61,072 loads during the same period last year.

Intermodal services revenues increased $1.5 million, or 1.6%, to $94.5 million during the thirteen weeks ended October 3, 2020, up from $93.0 million during the same period last year. Intermodal revenues during the thirteen weeks ended October 3, 2020 also included $9.4 million in separately identified fuel surcharges, compared to $11.4 million during the same period last year. The increase in intermodal services reflects an increase in the number of loads hauled, which was partially offset by a decrease in the average operating revenue per load, excluding fuel surcharges. During the quarter ended October 3, 2020, Universal moved 182,803 intermodal loads, compared to 154,600 loads during the same period last year, while its average operating revenue per load, excluding fuel surcharges, fell by 11.0%.

Operating revenues from dedicated services during the thirteen weeks ended October 3, 2020 increased 20.3% to $39.4 million compared to $32.7 million one year earlier. Dedicated services revenues included $3.4 million in separately identified fuel surcharges in the thirteen weeks ended October 3, 2020 compared to $3.6 million during the same period last year. During the third quarter of 2020, Universal moved 160,694 dedicated loads, compared to 138,934 loads during the same period last year. The increase in the third quarter 2020 was attributable to strong volumes in North American automotive production compared to the third quarter of last year which included a UAW labor strike against General Motors.

Value-added services revenues decreased $4.4 million to $88.3 million in the thirteen weeks ended October 3, 2020. This compares to $92.7 million from value-added services one year earlier. Value-added operations supporting heavy-truck production fell $6.8 million in the thirteen weeks ended October 3, 2020 compared to the same period last year. The decrease was partially offset by operations supporting passenger vehicle programs which saw increases due to robust activity throughout the third quarter 2020. Additionally, the prior year was adversely impacted by the UAW labor strike halting vehicle production at several of our value-added operations.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirteen weeks ended October 3, 2020 decreased by $6.7 million, or 3.6%, to $177.2 million from $183.9 million for the thirteen weeks ended September 28, 2019. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of a decrease in transportation-related service revenues.  For the thirteen weeks ended October 3, 2020, transportation-related services revenues decreased 2.2% compared to the same period last year. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 48.6% for the thirteen weeks ended October 3, 2020 from 49.0% during the same period last year. The decrease was due to an increase in the mix of intermodal revenues, where the cost of transportation is typically lower than our other transportation businesses. As a percentage of total revenues, intermodal services revenue increased to 25.9% for the thirteen weeks ended April 4, 2020 compared to 24.8% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirteen weeks ended October 3, 2020 decreased by $3.1 million, or 3.3%, to $88.9 million compared to $91.9 million for the thirteen weeks ended September 28, 2019. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. As a percentage of operating revenues, personnel and related benefits expenses decreased slightly to 24.4% for the thirteen weeks ended October 3, 2020, compared to 24.5% during the same period last year. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $0.5 million, or 1.8%, to $31.0 million for the thirteen weeks ended October 3, 2020 compared to $30.5 million for the thirteen weeks ended September 28, 2019. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The primary elements of the increase included increases of $0.7 million in operating supplies and material costs in operations supporting heavy-truck programs, $0.6 million in communications expense, and $0.5 million in professional fees. These increases were partially offset by decreases of $0.7 million in fuel expense on company tractors, $0.3 million in travel and entertainment, and $0.2 million in bad debt expense.

Commission expense. Commission expense for the thirteen weeks ended October 3, 2020 decreased by $1.2 million, or 15.5%, to $6.8 million from $8.0 million for the thirteen weeks ended September 28, 2019. Commission expense decreased due to decreased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense decreased to 1.9% compared to 2.1% for the thirteen weeks ended September 28, 2019.

Occupancy expense. Occupancy expenses increased by $0.3 million, or 3.5%, to $8.7 million for the thirteen weeks ended October 3, 2020 compared to $8.4 million for the thirteen weeks ended September 28, 2019. The increase was primarily attributable to an increase in building rents.

General and administrative. General and administrative expense decreased by $2.8 million, or 24.9%, to $8.6 million from $11.4 million in the thirteen weeks ended September 28, 2019. The decrease was primarily attributable to $2.2 million in litigation charges included in the third quarter of 2019 as well as a decrease in salaries, wages, and benefit costs.  As a percentage of operating revenues, general and administrative expense decreased to 2.4% for the thirteen weeks ended October 3, 2020 compared to 3.0% in the prior year.

Insurance and claims. Insurance and claims expense for the thirteen weeks ended October 3, 2020 decreased by $25.0 million, or 83.5%, to $4.9 million from $29.9 million for the thirteen weeks ended September 28, 2019. The decrease was attributable to a $24.8 million charge for a legal settlement in the third quarter of 2019. As a percentage of operating revenues, insurance and claims decreased to 1.3% for the thirteen weeks ended October 3, 2020 compared to 8.0% for the thirteen weeks ended September 28, 2019.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended October 3, 2020 decreased by $1.9 million, or 10.2%, to $16.9 million from $18.8 million for the thirteen weeks ended September 28, 2019. During the thirteen weeks ended October 3, 2020, depreciation expense decreased $0.9 million and amortization expense decreased $1.0 million.

Interest expense, net. Net interest expense was $3.5 million for the thirteen weeks ended October 3, 2020 compared to $4.1 million for the thirteen weeks ended September 28, 2019. The decrease in net interest expense reflects a decrease in the average interest rate on our outstanding borrowings. As of October 3, 2020, our outstanding borrowings were $468.3 million compared to $388.8 million at September 28, 2019.

Other non-operating income (expense). Other non-operating expense for the thirteen weeks ended October 3, 2020 was $0.5 million compared to other non-operating income of $0.2 million for the thirteen weeks ended September 28, 2019. During the thirteen weeks ended October 3, 2020 there were $0.5 million of holding losses from changes in the fair market value of marketable securities compared to $0.1 million of realized gain on sales of marketable securities in the thirteen weeks ended September 28, 2019.

Income tax expense. Income tax expense for the thirteen weeks ended October 3, 2020 was $4.5 million compared to an income tax benefit of $2.8 million for the thirteen weeks ended September 28, 2019, based on an effective tax rate 24.8% and 25.3% respectively. The increase in income tax expense is attributable to an increase in taxable earnings.

Thirty-nine Weeks Ended October 3, 2020 Compared to Thirty-nine Weeks Ended September 28, 2019

Operating revenues. Operating revenues for the thirty-nine weeks ended October 3, 2020 decreased $130.9 million, or 11.5%, to $1,005.1 million from $1,136.1 million for the thirty-nine weeks ended September 28, 2019. Included in operating revenues are separately-identified fuel surcharges of $51.9 million for the thirty-nine weeks ended October 3, 2020 compared to $66.6 million for the thirty-nine weeks ended September 28, 2019. Consolidated income from operations increased $6.9 million, or 13.9%, to $56.8 million during the thirty-nine week period ended October 3, 2020 compared to $49.9 million during the same period last year. Revenues from our transportation segment decreased $75.0 million, or 10.0%, while income from operations increased $23.9 million compared to the same period last year. Revenues from the transportation segment decreased due to decreased volumes at our truckload services and decreased volumes and rates at our brokerage services. The increase in operating income was primarily attributable to $27.0 million in charges related to legal matters in the third quarter of 2019. In our logistics segment, revenues decreased $56.0 million, or 14.6%, over the same period last year and income from operations decreased $16.9 million, or 41.4%. In North America, the resulting effects of the COVID-19 pandemic led to the shutdown of automotive and heavy-truck manufacturing in the first half of 2020 which adversely impacted our logistics segment results. Our logistics segment results included the impact of the United Auto Workers (UAW) labor strike against General Motors in the third quarter of 2019.

Operating revenues from truckload services decreased $41.5 million to $151.6 million during the thirty-nine weeks ended October 3, 2020, compared to $193.1 million for the same period last year. Included in truckload revenues for the recently completed thirty-nine week period were $12.4 million in separately identified fuel surcharges compared to $20.3 million during the same period last year.  The decrease in truckload services reflects a 21.9% decrease in the number of loads hauled, which was partially offset by a 6.7% increase in average operating revenue per load. During the thirty-nine weeks ended October 3, 2020, Universal moved 139,844 loads compared to 179,025 during the same period last year.

Revenues during the thirty-nine weeks ended October 3, 2020 from brokerage services decreased $30.4 million, or 11.3%, to $239.2 million compared to $269.7 million one year earlier. The decrease is due to a 5.0% decrease in the number of brokerage loads moved as well as a 4.8% decrease in the average operating revenue per load. During the thirty-nine weeks ended October 3, 2020, Universal moved 163,768 loads, compared to 172,391 loads during the same period last year.

Intermodal services revenues increased $9.7 million, or 3.5%, to $287.7 million during the thirty-nine weeks ended October 3, 2020, up from $278.0 million during the same period last year. Intermodal revenues during the thirty-nine weeks ended October 3, 2020 also included $31.2 million in separately identified fuel surcharges, compared to $33.6 million during the same period last year.  The increase is attributable to an increase in the number of intermodal loads hauled, which was partially offset by a decrease in the average operating revenue per load, excluding fuel surcharges. During the thirty-nine weeks ended October 3, 2020, Universal moved 537,365 intermodal loads, compared to 484,539 loads during the same period last year, an increase of 10.9%, while the average operating revenue per load, excluding fuel surcharges, declined 5.2%.

Operating revenues from dedicated services during the thirty-nine weeks ended October 3, 2020 decreased to $89.0 million compared to $105.6 million one year earlier. Dedicated services revenues included $8.2 million in separately identified fuel surcharges in the thirty-nine weeks ended October 3, 2020 compared to $12.5 million during the same period last year. The decrease in operating revenues was primarily attributable to the shutdown of North American automotive manufacturing for several weeks during the first half of 2020 caused by the COVID-19 pandemic.

Value-added services revenues decreased $52.1 million to $237.5 million in the thirty-nine weeks ended October 3, 2020. This compares to $289.6 million from value-added services one year earlier. Value-added operations supporting heavy-truck production saw revenues decrease by $33.7 million in the thirty-nine weeks ended October 3, 2020, while operations supporting passenger vehicle programs also saw decreased revenues compared to the same period last year. Both platforms were adversely impacted by the shutdown of North American automotive and heavy-truck manufacturing during the first half of 2020.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirty-nine weeks ended October 3, 2020 decreased by $52.9 million, or 9.8%, to $486.7 million from $539.6 million for the thirty-nine weeks ended September 28, 2019. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of a decrease in transportation-related service revenues.  For the thirty-nine weeks ended October 3, 2020, transportation-related services revenues decreased 9.3% compared to the same period last year. As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 48.4% for the thirty-nine weeks ended October 3, 2020 from 47.5% during the same period last year. The increase was due to an increase in the mix of transportation-related service revenue. As a percentage of total revenues, transportation-related service revenue increased to 76.4% for the thirty-nine weeks ended October 3, 2020 compared to 74.5% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits expenses for the thirty-nine weeks ended October 3, 2020 decreased by $34.9 million, or 12.5%, to $243.9 million compared to $278.8 million for the thirty-nine weeks ended September 28, 2019. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The decrease was due to layoffs and temporary furloughs to right-size staffing as a cost cutting measure in response to the economic slowdown as a result of the COVID-19 pandemic. As a percentage of operating revenues, personnel and related benefits expenses decreased to 24.3% for the thirty-nine weeks ended October 3, 2020, compared to 24.5% during the same period last year. The percentage of direct personnel and related benefit expenses is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses decreased by $13.3 million, or 14.5%, to $78.7 million for the thirty-nine weeks ended October 3, 2020 compared to $92.0 million for the thirty-nine weeks ended September 28, 2019. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The decrease was primarily due to operational cost cutting measures in response to the economic slowdown caused by the COVID-19 pandemic. The primary elements of the decrease included decreases of $6.1 million in operating supplies and material costs in operations supporting heavy-truck programs, $4.7 million in fuel expense on company tractors, $2.8 million in vehicle maintenance, and $1.6 million in travel and entertainment. These decreases were partially offset by an increase of $1.9 million in professional service fees.

Commission expense. Commission expense for the thirty-nine weeks ended October 3, 2020 decreased by $4.7 million, or 20.0%, to $19.0 million from $23.7 million for the thirty-nine weeks ended September 28, 2019. Commission expense decreased due to decreased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense decreased to 1.9% compared to 2.1% for the thirty-nine weeks ended September 28, 2019.

Occupancy expense. Occupancy expenses decreased by $1.0 million, or 3.8%, to $26.5 million for the thirty-nine weeks ended October 3, 2020 compared to $27.5 million for the thirty-nine weeks ended September 28, 2019. The decrease was primarily attributable to a decrease in building rents as we consolidated facilities for certain value-added programs.

General and administrative. General and administrative expense decreased by $6.2 million, or 20.5%, to $24.1 million from $30.3 million in the thirty-nine weeks ended September 28, 2019. The decrease was primarily attributable to a decrease in salaries, wages, and benefits and a $2.2 million litigation charge included in the third quarter of 2019. As a percentage of operating revenues, general and administrative expense decreased to 2.4% for the thirty-nine weeks ended October 3, 2020 compared to 2.7% for the thirty-nine weeks ended September 28, 2019.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended October 3, 2020 decreased by $26.6 million, or 64.4%, to $14.7 million from $41.2 million for the thirty-nine weeks ended September 28, 2019. The decrease was primarily attributable to a $24.8 million charge for a legal settlement in the third quarter of 2019 as well as a decrease in our auto liability premiums and contractor insurance. This was partially offset by an increase in cargo and service failure claims, including $0.5 million in service claims related to the June 2020 cyber-attack. As a percentage of operating revenues, insurance and claims decreased to 1.5% for the thirty-nine weeks ended October 3, 2020 compared to 3.6% for the thirty-nine weeks ended September 28, 2019.

Depreciation and amortization. Depreciation and amortization expense for the thirty-nine weeks ended October 3, 2020 increased by $1.8 million, or 3.4%, to $54.9 million from $53.1 million for the thirty-nine weeks ended September 28, 2019. During the thirty-nine weeks ended October 3, 2020, depreciation expense increased $2.8 million and amortization expense decreased $1.0 million. The increase in depreciation expense is attributable to additional cost from the continued recapitalization of our fleet.

Interest expense, net. Net interest expense was $11.2 million for the thirty-nine weeks ended October 3, 2020 compared to $12.5 million for the thirty-nine weeks ended September 28, 2019. The decrease in net interest expense reflects a decrease in the average interest rate on our outstanding borrowings. As of October 3, 2020, our outstanding borrowings were $468.3 million compared to $388.8 million at September 28, 2019.

Other non-operating income (expense). Other non-operating expense for the thirty-nine weeks ended October 3, 2020 was $3.3 million compared to other non-operating income of $1.2 million for the thirty-nine weeks ended September 28, 2019. Included in other non-operating expense in the thirty-nine weeks ended October 3, 2020 were $3.0 million of holding losses on changes in the fair value of marketable securities compared to $1.0 million of realized gain on sales of marketable securities in the thirty-nine weeks ended June 29, 2019.

Income tax expense. Income tax expense for the thirty-nine weeks ended October 3, 2020 was $10.5 million compared to $9.7 million for the thirty-nine weeks ended September 28, 2019, based on an effective tax rate of 24.7% and 25.2%, respectively. The increase in income tax expense is attributable to an increase in taxable earnings.

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

During the thirty-nine weeks ended October 3, 2020, our capital expenditures totaled $72.8 million. These expenditures primarily consisted of real estate, transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. To improve our liquidity during the COVID-19 pandemic, a portion of our capital expenditures were deferred to the fourth quarter of the year.  Through the remainder of 2020, exclusive of any acquisitions of businesses, we expect our capital expenditures to be in the range of 5% to 7% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After taking into account the regular quarterly dividends made during the year, our Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  During the year ended December 31, 2019, we paid a total of $0.53 per common share, or $15.0 million. Due to the uncertainty caused by the Covid-19 pandemic, Universal’s cash dividend policy had been temporarily suspended during the first half of 2020.  The policy has since been reinstated and on October 29, 2020, our Board of Directors declared a cash dividend of $0.105 per share of common stock. The dividend is payable to shareholders of record at the close of business on December 7, 2020 and is expected to be paid on January 4, 2021. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

While operating cash flows may be negatively impacted by a prolonged pandemic, the Company believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and loans and extensions of credit under our credit facilities and on margin against our marketable securities. Should the impact of the COVID-19 pandemic last longer than anticipated, and/or our cash flow from operations decline more than expected, we may need to obtain additional financing. The Company’s ability to fund future operating expenses and capital expenditures, as well as its ability to meet future debt service obligations or refinance indebtedness will depend on future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility (the “Credit Facility”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At October 3, 2020, we were in compliance with all covenants under the Credit Facility, and $50.2 million was available for borrowing.

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

A wholly owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at variable rates ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At October 3, 2020, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of October 3, 2020, and the maximum available borrowings were $4.7 million.

Discussion of Cash Flows

At October 3, 2020, we had cash and cash equivalents of $8.7 million compared to $7.7 million at December 31, 2019.  Operating activities provided $77.7 million in net cash, and we used $71.5 million in investing activities and $2.2 million in financing activities.

The $77.7 million in net cash provided by operations was primarily attributed to $31.9 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gains on marketable equity securities and equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $87.0 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $41.2 million. The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, and increases in trade and other accounts receivable and in prepaid expenses and other assets. These were partially offset by increases in trade accounts payable, accruals for insurance and claims, accrued expenses and other current liabilities, and a decrease in prepaid income taxes. Affiliate transactions increased net cash provided by operating activities by $1.5 million.  The increase in net cash resulted from a decrease in accounts receivable from affiliates of $0.2 million and an increase in accounts payable to affiliates of $1.3 million.

The $71.5 million in net cash used in investing activities consisted of $72.8 million in capital expenditures, $1.3 million for a working capital adjustment from a 2019 acquisition, and $0.4 million for purchases of marketable securities.  These uses were partially offset by $3.0 million in proceeds from the sale of equipment.

We also used $2.2 million in financing activities during the thirty-nine weeks ended October 3, 2020.  During the period, we paid cash dividends of $5.7 million and repurchased $5.0 million of treasury stock.  At October 3, 2020, we had outstanding borrowings totaling $468.3 million compared to $459.7 million at December 31, 2019.  We made net repayments on our revolving lines of credit and margin facility totaling $1.4 million and borrowed an additional $54.6 million for new equipment and real estate.  We also made term loan, and equipment and real estate note payments totaling $44.6 million during the period.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2019. There have been no changes in our accounting policies during the thirteen weeks ended October 3, 2020.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended October 3, 2020. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2020, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended October 3, 2020 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The outbreak of the novel coronavirus (COVID-19), and any other outbreaks of contagious diseases or other adverse public health developments, could have a materially adverse effect on our financial condition, liquidity, results of operations, and cash flows. The rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home orders, increased border security and closures. These measures and the public health concerns resulting from the outbreak have severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains has caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our revenues have been significantly affected by the closure of North American automotive and heavy-truck manufacturing facilities beginning in late March and throughout the second quarter of 2020. Although most automotive and heavy-truck operations have resumed production, additional closures and other consumer activity affecting our customers and any future wave of the virus or other similar outbreaks could further adversely affect our business. A significant portion of our revenue is also provided by a network of agents and owner-operators located throughout the United States and in Ontario, Canada. As the COVID-19 virus continues to spread in areas we service, a significant impact to our network due to illness or government restrictions could have a material adverse effect on our ability to service our customers and on our business and results of operations. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a materially adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

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

We have been, and in the future may be, subject to cybersecurity and malware attacks and other intentional hacking. Any failure to identify and address or to prevent a cyber- or malware-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. In June 2020, we experienced a ransomware cyber-attack affecting certain of our network systems. The investigation into the attack is on-going, including the scope of transferred or extracted data, and continuing to assess the financial and other effects of this incident, which could have an adverse impact on our business, results of operations and reputation.

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: November 12, 2020	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: November 12, 2020	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer