Form 10-K
period 2020-12-31
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2021-03-16
CIK 1308208

☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of July 4, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 2, 2020, as reported by The Nasdaq Stock Market, was approximately $115.9 million (assuming, but not admitting for any purpose, that all (a) directors and executive officers of the registrant are affiliates, and (b) the number of shares held by such directors and executive officers does not include shares that such persons could have acquired within 60 days of July 4, 2020).

The number of shares of common stock, no par value, outstanding as of March 8, 2021, was 26,919,455.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

UNIVERSAL LOGISTICS HOLDINGS, INC.

2020 ANNUAL REPORT ON FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “targets,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not a guarantee of future performance, and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months, or periods refer to the Company’s fiscal years ended December 31 and the associated quarters, months, and periods of those fiscal years. Each of the terms “Universal,” the “Company,” “we,” “us” and “our” as used herein refers collectively to Universal Logistics Holdings, Inc., and its subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We provide a comprehensive suite of transportation and logistics solutions that allow our customers to reduce costs and manage their global supply chains more efficiently. We market and deliver our services in several ways:

•	Through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors;

•	Through a network of agents who solicit freight business directly from shippers; and

•	Through company-managed facilities and full-service freight forwarding and customs house brokerage offices.

At December 31, 2020, we had an agent network totaling approximately 295 agents, and we operated 52 company-managed terminal locations and serviced 59 value-added programs at locations throughout the United States and in Mexico, Canada and Colombia.

We were incorporated in Michigan on December 11, 2001. We have been a publicly held company since February 11, 2005, the date of our initial public offering.

Our principal executive offices are located at 12755 E. Nine Mile Road, Warren, Michigan 48089.

Operations

We broadly group our revenues into the following service categories: truckload, brokerage, intermodal, dedicated, and value-added services.

Truckload. Our truckload services include dry van, flatbed, heavy-haul and refrigerated operations. Truckload services represented approximately $201.4 million, or 14.5%, of our operating revenues in 2020. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries. Truckload services also include our final mile and ground expedited services.  Our transportation services are provided through a network of owner-operators and employee drivers.

Brokerage.  We provide customers freight brokerage services by utilizing third-party transportation providers to transport goods.  Brokerage services also include full service domestic and international freight forwarding, and customs brokerage.  In 2020, brokerage services represented approximately $336.4 million, or 24.2%, of our operating revenues.

Intermodal. Intermodal operations include steamship-truck, rail-truck, and support services. Intermodal support services represented $393.6 million, or 28.3%, of our operating revenues in 2020. Our intermodal support services are primarily short-to-medium distance delivery of both international and domestic containers between the port or railhead and the customer and drayage services.

Dedicated.  Our dedicated services are primarily provided in support of automotive customers using van equipment.  In 2020, dedicated services represented approximately $127.5 million, or 9.2%, of our operating revenues. Our dedicated services are primarily short run or round-trip moves within a defined geographic area provided through a network of union and non-union employee drivers, owner-operators, and contract drivers.

Value-Added. Our value-added services, which are typically dedicated to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management. Value-added services represented approximately $332.2 million, or 23.8%, of our operating revenues in 2020. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains.

Segments

We report our financial results in four distinct reportable segments: contract logistics, intermodal, trucking, and company-managed brokerage.

Operations aggregated in our contract logistics segment deliver value-added and/or dedicated transportation services to support in-bound logistics to original equipment manufacturers (OEMs) and major retailers on a contractual basis, generally pursuant to terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers (broker carriers).  Operations aggregated in our trucking segment are associated with individual freight shipments coordinated by our agents and company-managed terminals using a mix of owner-operators, company equipment and broker carriers. Our company-managed brokerage segment provides for the pick-up and delivery of individual freight shipments using broker carriers, coordinated by our company-managed operations.

For additional information on segments, see Item 8, Note 19 to the Consolidated Financial Statements.

COVID-19 Pandemic

The Company remains committed to doing its part to protect its employees, customers, vendors and the general public from the spread of the coronavirus outbreak (COVID-19). Our operational and financial performance were negatively impacted during the latter part of the first and most of the second quarter of 2020. To mitigate the impact on our business, we implemented numerous cost reduction efforts including furloughing a large portion of our direct labor force, requiring personnel to take unpaid time-off, restricting travel, reducing discretionary spending, and various other measures. During the third quarter 2020, we experienced a rebound in demand for transportation and manufacturing support services and experienced a more normalized level of business activity.  Although we estimate COVID-19 had the largest impact on our business during the second quarter 2020, we are unable to predict with any certainty the future impact COVID-19 may have on our operational and financial performance. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operating results, which could be material, will be determined by the length of time the pandemic continues, its severity, government regulations imposed in response to the pandemic, and to its general effect on the economy and transportation demand.

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

Target further penetration of key customers in the North American automotive industry. The automotive industry is one of the largest users of global outsourced logistics services, providing us growth opportunities with both existing and new customers. Of our customers generating revenues greater than $100,000 per year, this sector comprised approximately 29% of operating revenues in 2020. We intend to capitalize on anticipated continued growth in outsourcing of higher value logistics services in the automotive sector such as sub-assembly and sequencing, which link directly into production lines and require specialized capabilities, technological expertise and strict quality controls.

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

A significant percentage of our revenues is derived from the domestic auto industry. Of our customers generating revenues greater than $100,000 per year, aggregate sales in the automotive industry totaled 29%, 27% and 36% of revenues during the fiscal years ended December 31, 2020, 2019 and 2018, respectively. During 2020, 2019 and 2018, General Motors accounted for approximately 14%, 12% and 13% of our total operating revenues, respectively.  Sales to our top 10 customers, including General Motors, totaled 38% in 2020.  A significant percentage of our revenue also results from our providing capacity to other transportation companies that aggregate loads from a variety of shippers in these and other industries.

Human Capital Resources

Overview. As of December 31, 2020, we had 6,187 employees. During the year ended December 31, 2020, we also engaged, on average, the full-time equivalency of 1,233 individuals on a contract basis. As of December 31, 2020, approximately 33% of our employees in the United States, Canada, and Colombia and 87% of our employees in Mexico were members of unions and subject to collective bargaining agreements. We believe our union and employee relationships are good.

Diversity and Inclusion. We believe diversity, equity, and inclusion are critical to our ability to win in the marketplace and enable our workforce and communities to succeed. Specifically, having a diverse and inclusive workplace allows us to attract and retain the best employees to deliver results for our shareholders. A qualified, diverse, and inclusive workforce also helps us represent the broad cross-section of ideas, values, and beliefs of our employees, customers, and communities. Our commitment to diversity and inclusion means that we will continue to strive to establish and improve an inclusive workplace environment where employees from all backgrounds can succeed and be heard.

Employee Health and Safety. We are committed to being an industry leader in health and safety standards. The physical health, wellbeing, and mental health of our employees is crucial to our success. Most recently, our primary concern during the COVID-19 pandemic has been to do our part to protect our employees, customers, vendors, and the general public from the spread of the virus while continuing to serve the vital role of supplying essential goods to the nation. Where possible, our employees are working remotely from their homes. For essential functions, including our plant workers and driving professionals, we have distributed cleaning and protective supplies to various plants and terminals so that they are available to those that need them, increased cleaning frequency and coverage, and provided employees direction on precautionary measures, such as sanitizing truck interiors, personal hygiene, and social distancing. We will continue to adapt our operations as required to ensure safety while continuing to provide a high level of service to our customers.

Talent Acquisition, Retention and Development. We continually strive to hire, develop, and retain the top talent in our industry. Critical to attracting and retaining top talent is employee satisfaction, and we regularly implement programs to increase employee satisfaction. We reward our employees by providing competitive compensation, benefits, and incentives throughout all levels in our organization. Intense competition in the transportation and logistics services industry for qualified workers and drivers has resulted in additional expense to recruit and retain an adequate supply of employees and has had a negative impact on the industry. Our operations have also been impacted, we have periodically experienced under-utilization and increased expenses due to a shortage of qualified workers and drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified workers and drivers

Independent Contractor Network

We utilize a network of agents and owner-operators located throughout the United States and in Ontario, Canada. These agents and owner-operators are independent contractors.

A significant percentage of the interaction with our shippers is provided by our agents. Our agents solicited and controlled approximately 30% of the freight we hauled in 2020, with the balance of the freight being generated by company-managed terminals. Our top 100 agents in 2020 generated approximately 20% of our annual operating revenues. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is acutely aware of the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

Revenue Equipment

The following table represents our equipment used to provide transportation services as of December 31, 2020:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	1,524	2,718	4,242
Yard Tractors	227	-	227
Trailers	3,700	1,025	4,725
Chassis	2,420	1	2,421
Containers	334	-	334

Risk Management and Insurance

Our customers and federal regulations generally require that we provide insurance for auto liability and general liability claims up to $1.0 million per occurrence. Accordingly, in the United States, we purchase such insurance from a licensed casualty insurance carrier, which is a related party, providing a minimum $1.0 million of coverage for individual auto liability and general liability claims. We are generally self-insured for auto and general liability claims above $1.0 million unless riders are sought to satisfy individual customer or vendor contract requirements. In certain of our businesses, we have secured additional auto liability coverage where we are self-insured for claims above $7.0 million. In Mexico, our operations and investment in equipment are insured through an internationally recognized, third-party insurance underwriter.

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

In our contract logistics segment, we customize our proprietary Warehouse Management System (WMS) to meet the needs of individual customers. Our WMS allows us to send our customers an advance shipping notice through a simple, web-based interface that can be used by a variety of vendors. It also enables us to clearly identify and communicate to the customer any vendor-related problems that may cause delays in production. We also use cross-dock and container-return-management applications that automate the cycle of material receipt and empty container return.

Our proprietary and third-party transportation management system allows full operational control and visibility from dispatch to delivery, and from invoicing to receivables collections. For our employee drivers, the system provides automated dispatch to hand-held devices, satellite tracking for quality control and electronic status broadcasts to customers when requested. Our international and domestic air freight and ocean forwarding services use similar systems with added functionalities for managing air and ocean freight transportation requirements. All of these systems have customer-oriented web interfaces that allow for full shipment tracking and visibility, as well as for customer shipment input. We also provide systems that allow agents to list pending freight shipments and owner-operators with available capacity and track particular shipments at various points in the shipping route.

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

Transportation-related regulations are greatly affected by U.S. national security legislation and related regulations. We believe we comply with applicable material regulations and that the costs of regulatory compliance are an ordinary operating cost of our business that we may not be able to recoup from rates charged to customers.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with cleanup of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for fiscal year 2021. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

Risks Related to Our Industry

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

•

some of our competitors periodically reduce their rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase rates, maintain our operating margins, or maintain significant growth in our business;

•	many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers and, in some instances, we may not be selected;

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

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher rates to cover the cost of these investments;

•	competition from Internet-based and other brokerage companies may adversely affect our relationships with our customers and freight rates;

•	economies of scale that may be passed on to smaller providers by procurement aggregation providers may improve the ability of smaller providers to compete with us;
•	some areas of our service coverage require trucks with engines no older than 2011 in order to comply with environmental rules; and
•	an inability to continue to access capital markets to finance equipment acquisition could put us at a competitive disadvantage.

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

While new in California, versions of the ABC test have existed in a number of other states over the years and have been challenged in various courts as violating the federal government’s exclusive right to regulate motor carriers in interstate commerce. There can be no assurance that these interpretations and tax laws that consider these persons independent contractors will not change, that other federal or state legislation will not be enacted or that various authorities will not successfully assert a position that reclassifies independent contractors to be employees. If our owner-operators are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

We may incur additional operating expenses or liabilities as a result of potential future requirements to address climate change issues.

Federal, state, and local governments, as well as some of our customers, are beginning to respond to global warming issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks, could adversely affect our operations and financial results. More specifically, legislative, or regulatory actions related to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Business

The coronavirus outbreak or other similar outbreaks could negatively impact our financial condition, liquidity, results of operations, and cash flows.

The outbreak of the novel coronavirus (COVID-19), and any other outbreaks of contagious diseases or other adverse public health developments, could have a materially adverse effect on our financial condition, liquidity, results of operations, and cash flows. The rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home orders, increased border security and closures. These measures and the public health concerns resulting from the outbreak have severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains has caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our revenues have been significantly affected by the closure of North American automotive and heavy-truck manufacturing facilities beginning in late March and throughout the second quarter of 2020. Although most automotive and heavy-truck operations have resumed production, additional closures and other consumer activity affecting our customers and any future wave of the virus or other similar outbreaks could further adversely affect our business. A significant portion of our revenue is also provided by a network of agents and owner-operators located throughout the United States and in Ontario, Canada. As the COVID-19 virus continues to spread in areas we service, a significant impact to our network due to illness or government restrictions could have a material adverse effect on our ability to service our customers and on our business and results of operations. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors, and the general public may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a materially adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

Our revenue is largely dependent on North American automotive industry production volume and may be negatively affected by future downturns in North American automobile production.

A significant portion of our larger customers are concentrated in the North American automotive industry. For customers generating annual revenues over $100,000, 29% of our revenues were derived from customers in the North American automotive industry during 2020. Our business and growth largely depend on continued demand for its services from customers in this industry.  Any future downturns in North American automobile production, which also impacts our steel and metals customers, could similarly affect our revenues in future periods.

Our business derives a large portion of revenue from a few major customers, and the loss of any one or more of them as customers, or a reduction in their operations, could have a material adverse effect on our business.

A large portion of our revenue is generated from a limited number of major customers concentrated in the automotive, steel and metals, and energy industries. Our top 10 customers accounted for approximately 38% of our operating revenues during 2020. Our contracts with customers generally contain cancellation clauses, and there can be no assurance that these customers will continue to utilize our services or that they will continue at the same levels. Further, there can be no assurance that these customers will not be affected by a future downturn in demand, which would result in a reduction in their operations and corresponding need for our services. Moreover, our customers may individually lose market share, apart from general economic trends. If our major customers lose U.S. market share, they may have less need for services. A reduction in or termination of services by one or more of our major customers could have a material adverse effect on our business and results of operations.

If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

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

A significant labor dispute involving us or one or more of our customers, or that could otherwise affect our operations, could reduce our revenues, and harm our profitability.

A substantial number of our employees and of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Each of our unionized facilities has a separate agreement with the union that represents the workers at only that facility. During 2019, a labor strike by the United Auto Workers of its employees at the facilities of our largest customer, General Motors, caused an extended shutdown of General Motors’ manufacturing operations and, in turn, materially and adversely impacted our operating results during the third and fourth quarters of 2019. Any future labor disputes involving either us or our customers could similarly affect our operations. If the UAW and our automotive customers and their suppliers are unable to negotiate new contracts in the future and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability. As of December 31, 2020, approximately 33% of our employees in the United States, Canada, and Colombia, and 87% of our employees in Mexico were members of unions and subject to collective bargaining agreements.

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

We face litigation risks regarding a variety of issues, including without limitation, accidents involving our trucks and employees, alleged violations of federal and state labor and employment laws, securities laws, environmental liability, and other matters. These proceedings may be time-consuming, expensive, and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts. Recent jury awards in the trucking industry have reached into the tens and even hundreds of millions of dollars.  Trends in such awards, commonly referred to as nuclear verdicts, could adversely affect our ability to obtain suitable insurance coverage or could significantly increase our cost for obtaining such coverage, which would adversely affect our financial condition, results of operations, liquidity, and cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity, and cash flows.

We have a significant amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health.

Our significant debt levels could have important consequences such as the following:

•	impair our ability to obtain additional future financing for working capital, capital expenditures, acquisitions, or general corporate expenses;

•	limit our ability to use operating cash flow in other areas of our business due to the necessity of dedicating a substantial portion of these funds for payments on our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to general adverse economic and industry conditions; and
•	place us at a competitive disadvantage compared to our competitors.

Our ability to make scheduled payments on, or to refinance, our debt and other obligations will depend on our financial and operating performance, which, in turn, is subject to our ability to implement our strategic initiatives, prevailing economic conditions and certain financial, business, and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or delay expansion plans and capital expenditures, sell material assets or operations, obtain additional capital, or restructure our debt. We cannot provide any assurance that our operating performance, cash flow and capital resources will be sufficient to pay our debt obligations when they become due. We also cannot provide assurance that we would be able to dispose of material assets or operations or restructure our debt or other obligations if necessary or, even if we were able to take such actions, that we could do so on terms that are acceptable to us.

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

Our productivity may decrease during the winter season when severe winter weather impedes operations. Also, some shippers may reduce their shipments after the winter holiday season. At the same time, operating expenses may increase, and fuel efficiency may decline due to engine idling during periods of inclement weather. Harsh weather conditions generally also result in higher accident frequency, increased freight claims, and higher equipment repair expenditures.  Generally, demand for our value-added services delivered to existing customers increases during the second calendar quarter of each year as a result of the automotive industry’s spring selling season and decreases during the third quarter of each year due to the impact of scheduled OEM customer plant shutdowns in July for vacations and changeovers in production lines for new model years. Our value-added services business is also impacted in the fourth quarter by plant shutdowns during the December holiday period.

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

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. We also face additional risks associated with our Mexico business, including potential restrictive trade policies and imposition of any import or export tariffs, taxes, duties, or fees, as well as potential disruptions or delays at border crossings due to immigration-related issues or other factors. If we are unable to address business concerns related to our international operations in a timely and cost efficient manner, our financial position, results of operations or cash flows could be adversely affected. The agreement permitting cross border movements for both United States and Mexican based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

Our business may be harmed by public health crises, terrorist attacks, future war, or anti-terrorism measures.

The rapid spread of a contagious illness such as the coronavirus, or fear of such an event, could significantly disrupt global and domestic supply chains for our customers or result in various travel restrictions, any of which could have a material adverse effect on our business and results of operations. It is unknown how extensive supply chains may be affected by the currently developing situation with the coronavirus. In addition, in order to prevent terrorist attacks, federal, state, and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Our international operations in Canada and Mexico may be affected significantly if there are any disruptions or closures of border traffic due to security measures. Such measures may have costs associated with them, which, in connection with the transportation services we provide, we or our owner-operators could be forced to bear. Further, a public health crisis, terrorist attack, war, or risk of such an event also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenue or restrict our future growth. Instability in the financial markets as a result of a health pandemic, terrorism or war also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

We may be unable to successfully integrate businesses we acquire into our operations.

Integrating businesses we acquire may involve unanticipated delays, costs or other operational or financial problems. Successful integration of the businesses we acquire depends on a number of factors, including our ability to transition acquired companies to our management information systems. In integrating acquired businesses, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. We also face the risk that an unexpected problem at one of the companies we acquire will require substantial time and attention from senior management, diverting management’s attention from other aspects of our business. We cannot be certain that our management and operational controls will be able to support us as we grow.

Discontinuation, reform, or replacement of LIBOR may adversely affect our variable rate debt.

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

Risks Related to Our Common Stock

We are controlled by Matthew T. Moroun, the Chairman of our Board of Directors. The influence of our public shareholders over significant corporate actions is limited, and Mr. Moroun’s interests may conflict with our interests and the interests of other shareholders.

Matthew T. Moroun, certain trusts of which Mr. Moroun serves as trustee, and an entity controlled by Mr. Moroun collectively own approximately 60% of our outstanding common stock. Nora M. Moroun, the mother of Matthew T. Moroun, owns approximately 11% of our outstanding common stock. Since the Moroun family collectively owns nearly 71% of our common stock, the Moroun family controls any action requiring the general approval of our shareholders, including the election of our board of directors, the adoption of amendments to our articles of incorporation and bylaws, and the approval of any merger or sale of substantially all of our assets. So long as the Moroun family continues to own a significant amount of our equity, even if such amount is less than a majority of the outstanding shares of our common stock, the Moroun family will continue to be able to substantially influence the outcome of votes on all matters requiring approval by the shareholders, including our ability to enter into certain corporate transactions. This concentration of ownership could limit the price that some investors might be willing to pay for shares of our common stock.

The interests of the Moroun family could conflict with or differ from our interests or the interests of our other shareholders. For example, the concentration of ownership held by the Moroun family could delay, defer, or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be favorable for us. Accordingly, the Moroun family could cause us to enter into transactions or agreements of which our other shareholders would not approve or make decisions with which they may disagree. The Moroun family may continue to retain control of us for the foreseeable future and may decide not to enter into a transaction in which shareholders would receive consideration for our common stock that is much higher than the then-current market price of our common stock. In addition, the Moroun family could elect to sell a controlling interest in us to a third-party and our other shareholders may not be able to participate in such transaction or, if they are able to participate in such a transaction, such shareholders may receive less than the then current fair market value of their shares. Any decision regarding their ownership of us that the Moroun family may make at some future time will be in their absolute discretion, subject to applicable laws and fiduciary duties.

Because the Moroun family owns a controlling interest in us, we are not subject to certain corporate governance standards that apply to other publicly traded companies.

The Moroun family controls a majority of our outstanding common stock. As a result, we are a controlled company under the rules of the NASDAQ Stock Market. The NASDAQ rules state that a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors;
•	a nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to us as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

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

We have adopted a cash dividend policy which anticipates a total annual dividend of $0.42 per share of common stock. However, the payment of future dividends will be at the discretion of our Board of Directors and will depend, among other things, on our financial condition, results of operations, capital requirements, any covenants included in our credit facilities, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deem relevant. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. For example, due to the uncertainty caused by the COVID-19 pandemic, our Board of Directors temporarily suspended the Company’s cash dividend policy.  We suspended the policy during the first half of 2020, but it has since been reinstated.  Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

Our articles of incorporation and bylaws have, and under Michigan law are subject to, provisions that could deter or prevent a change of control.

Our articles of incorporation and bylaws contain provisions that might enable our management to resist a proposed takeover of our Company. These provisions could discourage, delay, or prevent a change of control of our Company or an acquisition of our Company at a price that our shareholders may find attractive. These provisions also may discourage proxy contests and make it more difficult for our shareholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•

a requirement that special meetings of our shareholders may be called only by our Board of Directors, the Chairman of our Board of Directors, our Chief Executive Officer, or the holders of a majority of our outstanding common stock;

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

Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely impact our stock price.

As discussed in Part II, Item 9A “Management’s Report on Internal Control Over Financial Reporting” later in this report, in the fourth quarter of 2020, we identified a material weakness in internal controls over the completeness of lease obligations, which resulted in an immaterial error in our previously issued 2019 financial statements. The immaterial error related to a facility lease in Mexico that was amended in 2019 to extend the lease, but the resulting increase in the right-of-use asset and corresponding lease liability were not recorded in the 2019 financial statements. For additional information, see Item 8, Notes 1 and 13 to the Consolidated Financial Statements. Internal controls related to the accounting for our facility lease obligations are important to accurately reflect our financial position and results of operations in our financial reports. We are in the process of remediating the material weakness, but our efforts may not be successful. To remediate the material weakness, we will modify policies and procedures for the review, approval, and application of generally accepted accounting principles to, and disclosure with respect to, facility lease obligations. If we are unable to remediate the material weakness in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal control over financial reporting could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

ITEM 1B:	UNRESOLVED SECURITIES & EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan.  We own our corporate administrative offices, as well as 23 terminal yards and other properties in the following locations: Dearborn, Michigan; Romulus, Michigan; Riverside, California; Jacksonville, Florida; Garden City, Georgia; Harvey, Illinois; Gary, Indiana; Louisville, Kentucky; Albany, Missouri; Rural Hall, North Carolina; South Kearny, New Jersey; Cleveland, Ohio; Columbus, Ohio; Reading, Ohio; Latty, Ohio; York County, Pennsylvania; Wall, Pennsylvania; Mount Pleasant, South Carolina; Memphis, Tennessee; Dallas, Texas; Houston, Texas; Millwood, West Virginia and Clearfield, Utah.

As of December 31, 2020, we also leased 89 operating, terminal and yard, and administrative facilities in various U.S. cities located in 23 states, in Milton, Ontario; Windsor, Ontario; and in San Luis Potosí, Mexico. Generally, our facilities are utilized by our operating segments for various administrative, transportation-related or value-added services.  We also deliver value-added services under our contract logistics segment inside or linked to 37 facilities provided by customers.  Certain of our leased facilities are leased from entities controlled by our majority shareholders.  These facilities are leased on either a month-to-month basis or extended terms. For more information on our lease arrangements, see Part II, Item 8: Notes 11, 13 and 16 to the Consolidated Financial Statements.

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

As of March 8, 2021, there were approximately 18 record holders of our common stock, based upon data available to us from our transfer agent.  We believe, however, that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock. In addition, under our current dividend policy, after considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  The Board of Directors did not declare a special dividend in the first quarter of 2021.

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

Purchases of Equity Securities by the Issuer

The following table provides information regarding the Company’s purchases of its common stock during the period from October 4, 2020 to December 31, 2020, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
Oct. 4, 2020 - Oct. 31, 2020	-		$-	-	378,378
Nov. 1, 2020 - Nov. 28, 2020	-		-	-	378,378
Nov. 29, 2020 - Dec. 31, 2020	6,250	(1)	22.05	-	378,378
Total	6,250		$22.05	-	378,378
(1)

Consists of 6,250 shares of common stock acquired on December 8, 2020 by the Company from a director for $137,800 upon exercising its right of first refusal pursuant to a restricted stock bonus award agreement.

On June 30, 2014, the Company announced that it had been authorized to purchase up to 800,000 shares of its common stock from time to time in the open market. As of December 31, 2020, the Company may purchase 378,378 shares of its common stock under this authorization. No specific expiration date has been assigned to the authorization.

Performance Graph

The graph below matches Universal Logistics Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Universal Logistics Holdings, Inc.	100.00	118.76	175.64	135.77	146.57	161.03
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Transportation	100.00	122.20	150.56	135.68	163.91	167.87

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and operating data as of and for the periods presented. The selected historical balance sheet data at December 31, 2020, 2019, 2018, 2017 and 2016 and the selected historical statement of income data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements. The selected historical financial and operating data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.  The following financial and operating data may not be indicative of our future performance.

	Years ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share information, operating data and percentages)
Statements of Income Data:
Operating revenues	$1,391,083	$1,511,998	$1,461,708	$1,216,665	$1,072,751
Operating expenses:
Purchased transportation and equipment rent	674,143	723,079	716,019	577,485	509,775
Direct personnel and related benefits	337,618	368,243	354,654	314,364	265,316
Operating supplies and expenses	111,056	120,767	122,736	115,420	103,013
Commission expense	26,661	31,204	37,381	33,213	32,350
Occupancy expense	34,586	36,645	30,701	30,575	31,923
General and administrative	33,267	44,497	31,523	31,518	29,368
Insurance and claims	19,252	47,418	30,475	41,881	17,724
Depreciation and amortization	74,141	74,765	54,425	46,995	36,702
Total operating expenses	1,310,724	1,446,618	1,377,914	1,191,451	1,026,171
Income from operations	80,359	65,380	83,794	25,214	46,580
Interest income	47	73	76	92	157
Interest expense	(14,626)	(17,085)	(14,669)	(9,538)	(8,266)
Other non-operating (expense) income	(1,870)	1,818	188	1,373	934
Income before for income taxes	63,910	50,186	69,389	17,141	39,405
Income tax expense (benefit)	15,778	12,600	17,211	(11,012)	15,161
Net income	$48,132	$37,586	$52,178	$28,153	$24,244
Earnings per common share:
Basic	$1.78	$1.34	$1.84	$0.99	$0.85
Diluted	$1.78	$1.34	$1.84	$0.99	$0.85
Weighted average number of common shares outstanding:
Basic	26,997	28,069	28,383	28,425	28,411
Diluted	27,000	28,070	28,390	28,425	28,411
Dividends declared per common share	$0.21	$0.42	$0.53	$0.28	$0.28
Balance Sheet Data (at end of period):
Cash and cash equivalents	$8,763	$7,726	$5,727	$1,672	$1,755
Total assets	$1,063,049	$995,435	$843,147	$610,592	$570,457
Total debt	$461,694	$459,729	$403,155	$249,239	$262,850

	Years ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share information, operating data and percentages)
Other Data:
EBITDA (1)	$152,630	$141,963	$138,407	$73,582	$84,216
Adjusted EBITDA (1)	$152,630	$171,955	$147,407	$90,937	$84,216
Operating margin (2)	5.8%	4.3%	5.7%	2.1%	4.3%
Adjusted operating margin (1) (2)	5.8%	6.3%	6.3%	3.5%	4.3%
EBITDA margin (1) (2)	11.0%	9.4%	9.5%	6.0%	7.9%
Adjusted EBITDA margin (2)	11.0%	11.4%	10.1%	7.5%	7.9%
Return on average assets (3)	4.7%	4.1%	7.2%	4.8%	4.5%
Average number of employees	6,364	6,438	7,283	7,253	5,573
Average number of full time equivalents	1,233	1,487	1,405	1,731	2,172
Average number of tractors	4,859	4,690	4,057	3,996	4,335
Number of value-added programs	59	55	50	50	47
Number of agents (4)	189	211	230	232	253
Fuel surcharge revenues (where separately identified)	$67,902	$89,646	$85,061	$59,511	$50,869

(1)	Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a discussion of our non-GAAP financial measures and a reconciliation of such measures to the most comparable GAAP measure.
(2)

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

	Years ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share information, operating data and percentages)
Adjusted income from operations
Income from operations	$80,359	$65,380	$83,794	$25,214	$46,580
Litigation charges (1)	—	29,992	9,000	17,355	—
Adjusted income from operations	$80,359	$95,372	$92,794	$42,569	$46,580
Adjusted EBITDA
Net income	$48,132	$37,586	$52,178	$28,153	$24,244
Income tax expense (benefit)	15,778	12,600	17,211	(11,012)	15,161
Interest expense, net	14,579	17,012	14,593	9,446	8,109
Depreciation and amortization	74,141	74,765	54,425	46,995	36,702
EBITDA	152,630	141,963	138,407	73,582	84,216
Litigation charges (1)	—	29,992	9,000	17,355	—
Adjusted EBITDA	$152,630	$171,955	$147,407	$90,937	$84,216

(1)	Represents charges recorded in 2019, 2018 and 2017 related to certain litigation.

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

Our network of agents and owner-operators is located throughout the United States and in Ontario, Canada, and we operate, manage or provide services at 111 logistics locations in the United States, Mexico, Canada and Colombia. Thirty-seven of our value-added service operations are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production processes. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. To support our asset-light business model, we generally coordinate the duration of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. Our owner-operators provided us with 2,718 tractors and 1,025 trailers.  We own 1,751 tractors, 3,700 trailers, 2,420 chassis and 334 containers.  Our agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue or gross profit they generate for us and who bring an entrepreneurial spirit to our business.  Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation companies.

As of December 31, 2020, we employed 6,187 people in the United States, Mexico, Canada, and Colombia, including 2,288 employees subject to collective bargaining agreements. We also engaged contract staffing vendors to supply an average of 1,233 additional personnel on a full-time-equivalent basis.

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

We report our financial results in four distinct reportable segments, contract logistics, intermodal, trucking, and company-managed brokerage. Operations aggregated in our contract logistics segment deliver value-added and/or dedicated transportation services to support in-bound logistics to original equipment manufacturers (OEMs) and major retailers on a contractual basis, generally pursuant to terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers (broker carriers).  Operations aggregated in our trucking segment are associated with individual freight shipments coordinated by our agents and company-managed terminals using a mix of owner-operators, company equipment and broker carriers. Our company-managed brokerage segment provides for the pick-up and delivery of individual freight shipments using broker carriers, coordinated by our company-managed operations.

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

Factors Affecting Our Revenues

Operating Revenues. We generate substantially all of our revenues through fees charged to customers for the transportation of freight and for the customized logistics services we provide. We also derive revenue from fuel surcharges, where separately identifiable, loading and unloading activities, equipment detention, container management and storage and other related services. Operations in our intermodal, trucking and company-managed brokerage segments are associated with individual freight shipments coordinated by our agents and company-managed terminals. In contrast, our contract logistics segment delivers value-added services and/or transportation services to specific customers on a dedicated basis, generally pursuant to contract terms of one year or longer.  Our segments are further distinguished by the amount of forward visibility we have into pricing and volumes, and also by the extent to which we dedicate resources and company-owned equipment.  Fees charged to customers by our full service international freight forwarding and customs house brokerage are based on the specific means of forwarding or delivering freight on a shipment-by-shipment basis.

Our truckload, intermodal and brokerage revenues are primarily influenced by fluctuations in freight volumes and shipping rates. The main factors that affect these are competition, available truck capacity, and economic market conditions. Our value-added and dedicated transportation business is substantially driven by the level of demand for outsourced logistics services. Major factors that affect our revenues include changes in manufacturing supply chain requirements, production levels in specific industries, pricing trends due to levels of competition and resource costs in logistics and transportation, and economic market conditions.

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

Direct personnel and related benefits. Direct personnel and related benefits include the salaries, wages and fringe benefits of our employees, as well as costs related to contract labor utilized in selling and operating activities.  These costs are a significant component of our cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. As of December 31, 2020, approximately 33% of our employees in the United States, Canada and Colombia, and 87% of our employees in Mexico were subject to collective bargaining agreements. Any changes in union agreements will affect our personnel and related benefits cost. The operations in the United States, Mexico and Canada that are subject to collective bargaining agreements have separate, individualized agreements with several different unions that represent employees in these operations. While there are some facilities with multiple unions, each collective bargaining agreement with each union covers a single facility for that union. Such agreements have expiration dates that are generally independent of other collective bargaining agreements and include economics and operating terms tailored to the specific operational requirements of a customer. Our operation in Mexico provides competitive compensation within the Mexican statutory framework for managerial and supervisory personnel.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these service categories for the years ended December 31, 2020, 2019 and 2018, presented as a percentage of total operating revenues:

	Years ended December 31,
	2020	2019	2018
Operating revenues:
Truckload services	14.5%	16.6%	21.5%
Brokerage services	24.2%	23.5%	25.1%
Intermodal services	28.3%	25.8%	17.2%
Dedicated services	9.2%	9.2%	9.9%
Value-added services	23.8%	24.9%	26.3%
Total operating revenues	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, presented as a percentage of operating revenues:

	Years ended December 31,
	2020	2019	2018
Operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	48.5	47.8	49.0
Direct personnel and related benefits	24.3	24.4	24.3
Operating supplies and expenses	8.0	8.0	8.4
Commission expense	1.9	2.1	2.6
Occupancy expense	2.5	2.4	2.1
General and administrative	2.4	2.9	2.2
Insurance and claims	1.4	3.1	2.1
Depreciation and amortization	5.3	4.9	3.7
Total operating expenses	94.2	95.7	94.3
Income from operations	5.8	4.3	5.7
Interest and other non-operating income (expense), net	(1.2)	(0.9)	(1.0)
Income before for income taxes	4.6	3.3	4.7
Income tax (benefit) expense	1.1	0.7	1.2
Net income	3.5%	2.5%	3.6%

2020 Compared to 2019

Operating revenues. Operating revenues for 2020 decreased $120.9 million, or 8.0%, to $1,391.1 million from $1,512.0 million in 2019. Included in operating revenues are separately-identified fuel surcharges of $67.9 million in 2020 compared to $89.6 million in 2019. Excluding intermodal, the Company experienced decreases in each of its service lines in 2020 compared to the prior year.  Consolidated income from operations increased $15.0 million, or 22.9%, to $80.4 million for 2020 compared to $65.4 million during the same period last year. Included in 2019 income from operations were $30.0 million in litigation related charges related to previously disclosed legal matters.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues decreased $55.5 million to $459.7 million in 2020 compared to $515.2 million in the previous year. Income from operations in the contract logistics segment decreased $12.4 million, or 25.7%, to $36.0 million for 2020 compared to $48.4 million in 2019. The decrease in operating revenues and income is primarily attributable to the shutdown of North American automotive and heavy-truck manufacturing in the first half of 2020 due to the COVID-19 pandemic.

In the intermodal segment, operating revenues increased $3.3 million to $393.6 million in 2020 compared to $390.3 million in the previous year. Intermodal revenues for 2020 included $40.1 million in separately identified fuel surcharges, compared to $47.1 million in the same period last year. Income from operations in the intermodal segment decreased $8.8 million to $30.4 million for 2020 compared to $39.2 million in 2019. As a percentage of revenue, operating margin decreased to 7.7% in 2020 compared to 10.0% in 2019. During 2020, Universal’s intermodal segment increased the number of loads hauled by 7.3%, however its average operating revenue per load, excluding fuel surcharges, more than offset this increase falling 11.0% compared to the same period last year.

In the trucking segment, which includes agent-based and company-managed trucking operations, operating revenues decreased $71.2 million to $318.4 million in 2020 compared to $389.6 million in the previous year. Income from operations in the trucking segment increased $37.9 million to $16.4 million for 2020 compared to an operating loss of $21.5 million in 2019, which included the settlement of a previously disclosed legal matter. In 2020, the trucking segment experienced a 5.6% increase in its average operating revenue per load, excluding fuel surcharges, however, the number of loads hauled fell 19.8% compared to the same period last year.

Operating revenues in the company-managed brokerage segment, increased $2.4 million to $218.1 million in 2020 compared to $215.8 million in the previous year. As a percentage of revenue, operating margin decreased to a negative 1.2% in 2020 compared to 0.8% in 2019. Although 2020 underperformed 2019, the fourth quarter of 2020 was an improvement sequentially as the Company continues to rationalize both lanes and customers. The company-managed brokerage segment’s average operating revenue per load increased 1.6% in 2020 while the loads moved decreased 0.7% compared to the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2020 decreased by $48.9 million, or 6.8%, to $674.1 million from $723.1 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party capacity providers and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of a decrease in transportation-related service revenues.  In 2020, transportation-related service revenues decreased 6.7% compared to 2019. As a percentage of operating revenues, purchased transportation and equipment rent expense increased to 48.5% compared to 47.8% during the same period last year. The increase was due to an increase in the mix of transportation-related service revenue. As a percentage of total revenues, transportation-related service revenue increased to 76.1% for 2020 compared to 75.1% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for 2020 decreased by $30.6 million, or 8.3%, to $337.6 million compared to $368.2 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The decrease was due to layoffs and temporary furloughs to right-size staffing as a cost cutting measure in response to the economic slowdown as a result of the COVID-19 pandemic. As a percentage of operating revenues, personnel and related benefits slightly decreased to 24.3% for 2020, compared to 24.4% for 2019.  The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles.  Individual operations may be impacted by additional production shifts or by overtime at selected operations.  While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses decreased by $9.7 million, or 8.0%, to $111.1 million for 2020 compared to $120.8 million for 2019. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements of the decrease included decreases of $7.3 million in fuel expense on company tractors, $2.9 million in operating supplies and material costs in operations supporting heavy-truck programs, $2.4 million in vehicle and other maintenance, and $1.9 million in travel and entertainment. These decreases were partially offset by increases of $3.3 million in professional fees and $2.0 million in bad debt expense.

Commission expense. Commission expense for 2020 decreased by $4.5 million, or 14.6%, to $26.7 million from $31.2 million for 2019. Commission expense decreased due to decreased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense decreased to 1.9% for 2020, compared to 2.1% one year earlier.

Occupancy expense. Occupancy expenses decreased by $2.1 million, or 5.6%, to $34.6 million for 2020. This compares to $36.6 million for 2019. The decrease was primarily attributable to a decrease in building rents and property taxes as we consolidated facilities for certain value-added programs.

General and administrative. General and administrative expense for 2020 decreased by $11.2 million to $33.3 million from $44.5 million in 2019.  The decrease was attributable to a $6.6 million decrease in salaries, wages, and benefits and a $6.0 million decrease in professional fees. Included in professional fees for 2019 was a $5.1 million charge for a previously disclosed legal matter. As a percentage of operating revenues, general and administrative expense was 2.4% for 2020 compared to 2.9% for 2019.

Insurance and claims. Insurance and claims expense for 2020 decreased by $28.2 million to $19.3 million from $47.4 million in 2019.  As a percentage of operating revenues, insurance and claims decreased to 1.4% for 2020 compared to 3.1% for 2019. The decrease was primarily attributable to a $24.8 million charge for a legal settlement in the third quarter of 2019 as well as a decrease in our auto liability premiums and contractor insurance. This was partially offset by an increase in cargo and service failure claims, including $0.5 million in service claims related to the June 2020 cyber-attack.

Depreciation and amortization. Depreciation and amortization expense for 2020 decreased by $0.6 million, or 0.8%, to $74.1 million from $74.8 million for 2019. Depreciation expense decreased $0.1 million in 2020 and amortization expense decreased $0.5 million.

Interest expense, net. Net interest expense was $14.6 million for 2020 compared to $17.0 million for 2019.  The decrease in net interest expense reflects a decrease in the average interest rate on our outstanding borrowings.  As of December 31, 2020, our outstanding borrowings totaled $461.7 million compared to $459.7 million at the same time last year.

Other non-operating (expense) income. Other non-operating expense was $1.9 million for 2020 compared to other non-operating income of $1.8 million in 2019. Included in other non-operating expense during 2020 was $1.6 million in losses on marketable securities compared to $1.5 million in gains in 2019.

Income tax expense. Income tax expense for 2020 was $15.8 million, compared to $12.6 million for 2019, based on an effective tax rate of 24.7% and 25.1% respectively. The increase in income taxes in 2020 is the result of an increase in taxable income for 2020 compared to 2019.

2019 Compared to 2018

Operating revenues. Operating revenues for 2019 increased $50.3 million, or 3.4%, to $1,512.0 million from $1,461.7 million in 2018. Excluding intermodal, the Company experienced decreases in each of its service lines in 2019 compared to the prior year.  Included in operating revenues are separately-identified fuel surcharges of $89.6 million in 2019 compared to $85.1 million in 2018. Consolidated income from operations decreased $18.4 million, or 22.0%, to $65.4 million for 2019 compared to $83.8 million during the same period last year. Included in 2019 income from operations were $30.0 million in litigation related charges related to previously disclosed legal matters, compared to $9.0 million of similar charges in the same period last year.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues decreased $14.1 million to $515.2 million in 2019 compared to $529.2 million in the previous year. Income from operations in the contract logistics segment increased $16.4 million, or 51.1%, to $48.4 million for 2019 compared to $32.0 million in 2018, which included $9.0 million in litigation charges related to a previously disclosed matter. The increase in operating income was primarily attributable to improved operating performance in our dedicated transportation businesses as well as our operations supporting Class 8 heavy-truck production.  Our 2019 results were negatively impacted by a then existing United Auto Workers (“UAW”) strikes in the third and fourth quarters.

In the intermodal segment, operating revenues increased $139.2 million to $390.3 million in 2019 compared to $251.1 million in the previous year. Intermodal revenues included $150.4 million of incremental acquisition related revenue in 2019. Intermodal revenues for 2019 also included $47.1 million in separately identified fuel surcharges, compared to $30.3 million in the same period last year. Income from operations in the intermodal segment increased $12.1 million to $39.2 million for 2019 compared to $27.1 million in 2018. As a percentage of revenue, operating margin decreased to 10.0% in 2019 compared to 10.8% in 2018. During 2019, Universal’s intermodal segment increased the number of loads hauled by 47.3%, and also increased its average operating revenue per load, excluding fuel surcharges, by 5.2%.

In the trucking segment, which includes agent-based and company-managed trucking operations, operating revenues decreased $64.7 million to $389.6 million in 2019 compared to $454.3 million in the previous year. Included in trucking revenues during 2019 were $26.3 million in separately-identified fuel surcharges compared to $34.3 million during the same period last year.  Income from operations in the trucking segment decreased $37.5 million to an operating loss of $21.5 million for 2019.  This compares to operating income of $16.0 million in 2018. The decrease in operating income was primarily attributable to $24.8 million in litigation charges related to a previously disclosed legal matter. During 2019, the trucking segment also experienced a 1.0% decrease in its average operating revenue per load, excluding fuel surcharges, and a 18.7% decrease in the number of loads hauled.

In the company-managed brokerage segment, operating revenues decreased $9.8 million to $215.8 million in 2019 compared to $225.6 million in the previous year. Operating income decreased $5.8 million to $1.8 million in 2019 compared to $7.7 million in the prior year. The decrease reflects a 12.9% decrease in average operating revenue per load, which was partially offset by a 12.7% increase in the number of company-managed brokerage loads moved.

Purchased transportation and equipment rent.  Purchased transportation and equipment rental costs for 2019 increased by $7.1 million, or 1.0%, to $723.1 million from $716.0 million during the same period last year.  Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party capacity providers and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and dedicated services.  The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues.  In 2019, transportation-related service revenues increased 5.4% compared to 2018.  As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 47.8% compared to 49.0% during the same period last year.  The decrease was primarily attributable to an increase in the mix of intermodal revenues, where the cost of transportation is typically lower than our other transportation businesses, and an increase in the use of company drivers in our dedicated transportation operations.  As a percentage of revenues, intermodal services increased to 25.8% in 2019 compared to 17.2% in 2018.

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

Operating supplies and expenses.  Operating supplies and expenses decreased by $2.0 million, or 1.6%, to $120.8 million for 2019 compared to $122.7 million for 2018.  These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand.  The main elements of the decrease included decreases of $4.6 million in operating supplies and material costs in operations supporting heavy-truck programs, $1.5 million in fuel expense on company tractors, $0.9 million in professional fees, $0.3 million in utilities, $0.3 million in plate expenses, and $0.1 million in office supplies. These decreases were partially offset by increases of $2.2 million in bad debt expense, $1.7 million in vehicle and other maintenance, $0.7 million in permit expenses, $0.6 million in travel and entertainment, and $0.6 million in communications expenses.

Commission expense.  Commission expense for 2019 decreased by $6.2 million, or 16.5%, to $31.2 million from $37.4 million for 2018.  Commission expense decreased due to decreased revenue in the agency based truckload business.  As a percentage of operating revenues, commission expense decreased to 2.1% for 2019, compared to 2.6% one year earlier.

Occupancy expense.  Occupancy expenses increased by $5.9 million, or 19.4%, to $36.6 million for 2019.  This compares to $30.7 million for 2018.  The increase was primarily attributable to an increase in building rents due to new locations added from the acquisitions made in 2018 and 2019. The increase was also due to a redundant facility in preparation of a relocation of one of our operations supporting heavy-truck production.

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

Insurance and claims.  Insurance and claims expense for 2019 increased by $16.9 million to $47.4 million from $30.5 million in 2018.  As a percentage of operating revenues, insurance and claims increased to 3.1% for 2019 compared to 2.1% for 2018. Included in 2019 were $24.8 million in pre-tax charges for the settlement of a legal matter.  Included in 2018 was a $9.0 million in pre-tax charges for the settlement of a legal matter.  Excluding these items, insurance and claims expense was $22.6 million in 2019 and $21.5 million in 2018.  The increase in insurance and claims expense, excluding the previously mentioned legal items, is primarily due to a $4.0 million increase in premiums and a $2.9 million decrease in cargo claims.

Depreciation and amortization.  Depreciation and amortization expense for 2019 increased by $20.3 million, or 37.4%, to $74.8 million from $54.4 million for 2018. Depreciation expense increased $10.3 million in 2019 and amortization expense increased $10.0 million.  The increase in depreciation is attributable to continued recapitalization of our fleet, while the increase in amortization expense is attributable to amortization of intangible assets acquired in connection with Universal’s 2018 and 2019 acquisitions.

Interest expense, net.  Net interest expense was $17.0 million for 2019 compared to $14.6 million for 2018.  The increase of net interest expense reflects an increase in outstanding borrowing.  As of December 31, 2019, our outstanding borrowings totaled $459.7 million compared to $403.2 million at the same time last year.

Other non-operating income.  Other non-operating income was $1.8 million for 2019 compared to $0.2 million for 2018. Included in other non-operating income during 2019 were $1.5 million of gains on marketable securities compared to $1.3 million of losses on marketable securities in 2018.  Additionally, included in 2018 were gains of $1.0 million from life insurance policies.

Income tax expense.  Income tax expense for 2019 was $12.6 million, compared to $17.2 million for 2018, based on an effective tax rate of 25.1% and 24.8% respectively.  The decrease in income taxes in 2019 is the result of decrease in taxable income for 2019 compared to 2018.

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

In 2020, our capital expenditures totaled $90.7 million. These expenditures primarily consisted of transportation equipment, property and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. In 2021, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of 4% to 5% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for the acquisition of real property and improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  The Board of Directors did not declare a special dividend in the first quarter of 2021.  Due to the uncertainty caused by the Covid-19 pandemic, our Board of Directors temporarily suspended the Company’s cash dividend policy during the first half of 2020.  The policy has since been reinstated, and on February 4, 2021, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock payable April 5, 2021 to shareholders of record at the close of business on March 1, 2021.  During the year ended December 31, 2020, we paid a total of $0.21 per common share, or $5.7 million.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility (the “Credit Facility”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At December 31, 2020, we were in compliance with all covenants under the Credit Facility, and $48.7 million was available for borrowing.

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

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest variable rate ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At December 31, 2020, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of December 31, 2020, and the maximum available borrowings were $4.2 million.

Discussion of Cash Flows

At December 31, 2020, we had cash and cash equivalents of $8.8 million compared to $7.7 million at December 31, 2019.  Operating activities provided $99.3 million in net cash, and we used $86.6 million in investing activities and $9.0 million in financing activities.

The $99.3 million in net cash provided by operations was primarily attributed to $48.1 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, losses on marketable equity securities, gains on equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $105.5 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $54.3 million. The primary drivers behind the increase in working capital were increases in trade and other accounts receivable and in prepaid expenses and other assets and principal reductions in operating lease liabilities during the period. These were partially offset by increases in trade accounts payable, accruals for insurance and claims, accrued income taxes, accrued expenses and other current liabilities, other long-term liabilities, and a decrease in prepaid income taxes. Increases in working capital included $10.2 million of payroll taxes deferred under the CARES Act, which we intend to pay in 2021. Affiliate transactions increased net cash provided by operating activities by $2.7 million.  The increase in net cash resulted from a decrease in accounts receivable from affiliates of $0.5 million and an increase in accounts payable to affiliates of $2.2 million.

The $86.6 million in net cash used in investing activities consisted of $90.7 million in capital expenditures, $1.3 million for a working capital adjustment from a 2019 acquisition, and $0.4 million for purchases of marketable securities.  These uses were partially offset by $4.2 million in proceeds from the sale of equipment and $1.6 million in proceeds from the sale of marketable securities.

We also used $9.0 million in financing activities during 2020.  We paid cash dividends of $5.7 million and repurchased $5.1 million of treasury stock.  At December 31, 2020, we had outstanding borrowings totaling $461.7 million compared to $459.7 million at December 31, 2019.  We had net borrowings on our revolving lines of credit and margin facility totaling $0.1 million and borrowed an additional $63.9 million for new equipment and real estate.  We also made term loan, and equipment and real estate note payments totaling $62.0 million during the period.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments due by period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt	461,694	60,193	351,099	37,934	12,468
Interest on debt (1)	28,160	10,670	15,298	1,608	584
Operating lease obligations (2)	121,073	27,284	40,397	29,851	23,541
Deferred payroll taxes (3)	10,288	10,288	—	—	—
Purchase obligations	11,452	11,452	—	—	—
Total	$632,667	$119,887	$406,794	$69,393	$36,593

(1)

Interest payments on debt include fixed rate interest and variable rate interest based on the debt balance and applicable rate at December 31, 2020. Total interest reported includes $9.1 million of fixed rate interest and $19.1 million of variable rate interest.

(2)	Certain operating lease obligations in a currency other than the U.S. dollar will be affected by the exchange rate in effect at the time each cash payment is made.
(3)	Represents employer social security taxes deferred under the CARES Act and expected to be paid in 2021.

At December 31, 2020, the total amount of gross unrecognized tax benefits was $0.2 million. This amount is not included in the above table as the Company cannot reasonably estimate the timing of cash settlements, if any, with taxing authorities.  At December 31, 2020, the Company has insurance and claims liabilities of $25.0 million, of which $13.3 million are covered by insurance. These amounts are not included in the above table as the Company cannot reasonably estimate the timing of cash settlements on these liabilities.

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

Allowance for Uncollectible Receivables

The allowance for potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. Management continuously monitors these factors to arrive at the estimate of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators. All other balances are reviewed on a pooled basis. This analysis requires us to make significant estimates. Changes in the facts and circumstances that these estimates are based upon and changes in the general economic environment could result in a material change to the allowance for uncollectible receivables. These changes include, but are not limited to, deterioration of customers' financial position, changes in our relationships with our customers, agents and owner-operators and unforeseen issues relating to individual receivables. Based on our 2020 allowance for uncollectible receivables, a 10% increase in the allowance would increase our bad debt expense by $0.5 million.

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

We establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims.  The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors  based  upon  industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. As of December 31, 2020, we did not have any reserves for workers' compensation or general liability claims.  If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows. Based on our 2020 reserve for claims incurred but not reported, a 10% increase in claims incurred but not reported, would increase our insurance and claims expense by approximately $0.5 million.

Valuation of Long-Lived Assets, including Goodwill and Intangible Assets

We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment during the third quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. During the third quarter of 2020, we completed our goodwill impairment testing by performing a quantitative assessment using the income approach for each of our reporting units with goodwill. The determination of the fair value of the reporting units requires us to make estimates and assumptions related to future revenue, operating income and discount rates. Based on the results of this test, no impairment loss was recognized. We estimate that a 10% decrease in the fair value of our reporting units would not have caused an impairment loss to be recognized.

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

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under our Credit Facility, Real Estate Financing and Margin Facility, all of which charge interest at floating rates. Borrowings under the credit agreements with each of the banks bear interest at LIBOR or a base rate, plus an applicable margin.  Our Margin Facility bears interest at a floating rate equal to LIBOR plus 1.10%.  As of December 31, 2020, we had total variable interest rate borrowings of $331.8 million.  Assuming variable rate debt levels remain at $331.8 million for a full year, a 100 basis point increase in interest rates on our variable rate debt would increase interest expense approximately $3.3 million annually.

In connection with the Real Estate Financing, we entered into interest rate swap agreements to fix a portion of the interest rates on our variable rate debt that has a combined notional amount of $13.1 million at December 31, 2020. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25% and pays a fixed rate. The first swap became effective in October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires in July 2026. The second swap became effective in October 2016, has a rate of 3.83% (amortizing notional amount of $3.1 million) and expires in May 2022. At December 31, 2020, the fair value of the swap agreements was a liability of $0.6 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax.

Included in cash and cash equivalents is approximately $9,000 in short-term investment grade instruments.  The interest rates on these instruments are adjusted to market rates at least monthly.  In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Exposure to market risk for fluctuations in fuel prices also relates to a small portion of our transportation service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position. Based upon our 2020 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expense on company owned tractors by approximately $1.3 million.

Equity Securities Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities decreased to $6.5 million at December 31, 2020 from $9.4 million at December 31, 2019. The decrease resulted from a decrease in the market value of the portfolio of approximately $1.6 million and sales of marketable equity securities totaling approximately $1.6 million, with realized losses on sales of $19,000.  These decreases were partially offset by purchases of marketable securities totaling approximately $0.4 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $0.7 million. For additional information with respect to the marketable equity securities, see Item 8, Note 5 to the Consolidated Financial Statements.

Foreign Exchange Risk

In the years ended December 31, 2020 and 2019, 2.2% and 2.1%, respectively, of our revenues were derived from services provided outside the United States, principally in Mexico, Canada and Colombia. Exposure to market risk for changes in foreign currency exchange rates relates primarily to selling services and incurring costs in currencies other than the local currency and to the carrying value of net investments in foreign subsidiaries. As a result, we are exposed to foreign currency exchange rate risk due primarily due to translation of the accounts of our Mexican, Canadian and Colombian operations from their local currencies into U.S. dollars and also to the extent we engage in cross-border transactions. The majority of our exposure to fluctuations in the Mexican peso, Canadian dollar, and Colombian peso is naturally hedged, since a substantial portion of our revenues and operating costs are denominated in each country’s local currency. Based on 2020 expenditures denominated in foreign currencies, a 10% decrease in the exchange rates would increase our annual operating expenses by approximately $2.4 million.  Historically, we have not entered into financial instruments for trading or speculative purposes. Short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized by ongoing settlement of intercompany trading obligations.

The net investments in our Mexican, Canadian and Colombian operations are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in our statement of shareholders’ equity. Adjustments from the translation of the net investment in these operations decreased equity by approximately $2.8 million for the year ended December 31, 2020.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Universal Logistics Holdings, Inc.

Warren, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Logistics Holdings, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2021 expressed an adverse opinion thereon.

Change in Accounting Principles

As discussed in Note 2, the Company changed its method of accounting for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $170.7 million at December 31, 2020. Goodwill is tested for impairment at least annually at the reporting unit level. The Company performed a quantitative impairment analysis using the income approach for each of its reporting units.  The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future revenue, operating income and discount rates taking into consideration recent business and market trends.

We identified goodwill impairment assessment of a certain reporting unit whose operations are cyclical in nature as a critical audit matter. The principal considerations for our determination include significant judgment required by management when developing the fair value measurement of the reporting unit using the income approach, including assumptions relating to revenue growth rates, operating income and discount rates. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design, implementation and operating effectiveness of controls relating to management’s goodwill impairment assessment, including controls over assessment of the reasonableness of assumptions used in the income approach.

•

Evaluating the reasonableness of management assumptions used in the forecasts of future revenue and operating margin through:  (i) comparing these assumptions to historical operating results for the reporting units and external market and industry data, and (ii) evaluating the reasonableness of these assumptions against evidence obtained in other areas of the audit.

•

Utilizing personnel with specialized knowledge and skill with valuation to assist in assessing the reasonableness of certain valuation assumptions, such as the discount rate, incorporated into the income approach.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

Troy, Michigan

March 16, 2021

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2020 and 2019

(In thousands, except share data)

Assets	2020	2019
Current assets:
Cash and cash equivalents	$8,763	$7,726
Marketable securities	6,534	9,369
Accounts receivable – net of allowance for doubtful accounts of $5,140 and $2,545, respectively	259,154	210,534
Other receivables	22,422	19,065
Prepaid expenses and other	23,427	19,676
Due from affiliates	1,224	1,705
Prepaid income taxes	—	3,768
Total current assets	321,524	271,843
Property and equipment, net	364,795	339,823
Operating lease right-of-use asset	97,820	94,647
Goodwill	170,730	168,451
Intangible assets – net of accumulated amortization of $93,574 and $78,366, respectively	102,236	116,111
Deferred income taxes	2,159	1,460
Other assets	3,785	3,100
Total assets	$1,063,049	$995,435
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$97,916	$91,909
Current portion of long-term debt	59,713	59,476
Current portion of operating lease liabilities	21,920	26,328
Accrued expenses and other current liabilities	39,588	34,825
Insurance and claims	25,022	23,039
Due to affiliates	17,093	14,842
Income taxes payable	11,555	—
Total current liabilities	272,807	250,419
Long-term liabilities:
Long-term debt, net of current portion	400,407	398,136
Operating lease liability, net of current portion	78,093	70,268
Deferred income taxes	64,426	65,692
Other long-term liabilities	7,743	5,703
Total long-term liabilities	550,669	539,799
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,979,827 and 30,970,452 shares issued; 26,912,580 and 27,282,230 shares outstanding, respectively	30,981	30,972
Paid-in capital	4,484	4,298
Treasury stock, at cost; 4,067,247 and 3,688,222 shares, respectively	(82,385)	(77,247)
Retained earnings	293,643	251,204
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $(142) and $(32), respectively	(476)	(105)
Foreign currency translation adjustments	(6,674)	(3,905)
Total shareholders’ equity	239,573	205,217
Total liabilities and shareholders’ equity	$1,063,049	$995,435

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Income

Years ended December 31, 2020, 2019 and 2018

(In thousands, except per share data)

	2020	2019	2018
Operating revenues:
Truckload services, including related party amounts of $947, $1,636 and $900, respectively	$201,419	$251,574	$313,811
Brokerage services	336,365	354,940	367,579
Intermodal services	393,633	390,299	251,074
Dedicated services	127,510	138,664	144,348
Value-added services	332,156	376,521	384,896
Total operating revenues	1,391,083	1,511,998	1,461,708
Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $22, $65 and $1,240, respectively	674,143	723,079	716,019
Direct personnel and related benefits, including related party amounts of $27,532, $31,932 and $38,811, respectively	337,618	368,243	354,654
Operating supplies and expenses, including related party amounts of $826, $895 and $2,428, respectively	111,056	120,767	122,736
Commission expense	26,661	31,204	37,381
Occupancy expense, including related party amounts of $12,925, $11,794 and $14,295, respectively	34,586	36,645	30,701
General and administrative, including related party amounts of $5,688, $7,633 and $7,407, respectively	33,267	44,497	31,523
Insurance and claims, including related party amounts of $16,542, $17,570 and $14,246, respectively	19,252	47,418	30,475
Depreciation and amortization	74,141	74,765	54,425
Total operating expenses	1,310,724	1,446,618	1,377,914
Income from operations	80,359	65,380	83,794
Interest income	47	73	76
Interest expense	(14,626)	(17,085)	(14,669)
Other non-operating (expense) income	(1,870)	1,818	188
Income before income taxes	63,910	50,186	69,389
Income tax expense	15,778	12,600	17,211
Net income	$48,132	$37,586	$52,178
Earnings per common share:
Basic	$1.78	$1.34	$1.84
Diluted	$1.78	$1.34	$1.84
Weighted average number of common shares outstanding:
Basic	26,997	28,069	28,383
Diluted	27,000	28,070	28,390
Dividends declared per common share	$0.21	$0.42	$0.53

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2020, 2019 and 2018

(In thousands, except per share data)

	2020	2019	2018
Net Income	$48,132	$37,586	$52,178
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(110), $(126) and $31, respectively	(371)	(403)	101
Foreign currency translation adjustments	(2,769)	1,354	(526)
Total other comprehensive income (loss)	(3,140)	951	(425)
Total comprehensive income	$44,992	$38,537	$51,753

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$48,132	$37,586	$52,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,141	74,765	54,425
Noncash lease expense	27,827	29,904	—
Amortization of debt issuance costs	589	586	1,329
Loss (gain) on marketable equity securities	1,574	(1,540)	1,306
Gain on disposal of property and equipment	(734)	(1,245)	(354)
Gain on life insurance policies	—	—	(1,025)
Write-off of debt issuance costs	—	—	366
Stock-based compensation	195	73	413
Provision for doubtful accounts	5,165	3,133	924
Deferred income taxes	(3,278)	7,161	6,583
Change in assets and liabilities:
Trade and other accounts receivable	(58,090)	21,798	(26,466)
Prepaid income taxes, prepaid expenses and other assets	(542)	(2,230)	2,509
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	26,729	(13,791)	(2,139)
Principal reduction in operating lease liabilities	(26,654)	(29,061)	—
Due to/from affiliates, net	2,728	623	3,238
Other long-term liabilities	1,554	274	1,614
Net cash provided by operating activities	99,336	128,036	94,901
Cash flows from investing activities:
Capital expenditures	(90,710)	(79,753)	(66,585)
Proceeds from the sale of property and equipment	4,189	11,152	3,897
Purchases of marketable securities	(361)	(92)	(1,228)
Proceeds from sale of marketable securities	1,622	1,596	5,733
Proceeds from life insurance policies	—	—	2,583
Acquisitions of businesses	(1,295)	(75,963)	(173,599)
Net cash used in investing activities	(86,555)	(143,060)	(229,199)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	395,717	379,458	488,571
Repayments of debt - revolving debt	(395,616)	(308,821)	(477,667)
Proceeds from borrowing - term debt	63,902	56,494	255,169
Repayments of debt - term debt	(62,038)	(70,016)	(112,157)
Borrowing under margin account	256	—	—
Repayments under margin account	(256)	(541)	—
Dividends paid	(5,731)	(15,042)	(10,930)
Payment of capital lease obligations	—	—	(92)
Purchases of treasury stock	(5,138)	(24,785)	(930)
Capitalized financing costs	(46)	—	(3,137)
Net cash (used in) provided by financing activities	(8,950)	16,747	138,827
Effect of exchange rate changes on cash and cash equivalents	(2,794)	276	(474)
Net increase in cash	1,037	1,999	4,055
Cash and cash equivalents – January 1	7,726	5,727	1,672
Cash and cash equivalents – December 31	$8,763	$7,726	$5,727

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows - Continued

Years ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Supplemental cash flow information:
Cash paid for interest	$14,039	$16,349	$13,323
Cash paid for income taxes	$3,784	$12,459	$4,792

Non-cash operating and financing activities:

During the years ended December 31, 2020 and 2019, the Company had non-cash activities resulting from $2.8 million and $2.9 million, respectively, of declared dividends that were unpaid as of the end of the year.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2020, 2019 and 2018

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2017	$30,943	$3,841	$(51,532)	$186,226	$(713)	$168,765
Net income	—	—	—	52,178	—	52,178
Other comprehensive loss	—	—	—	—	(425)	(425)
Dividends paid ($0.385 per share)	—	—	—	(10,930)	—	(10,930)
Cumulative effect adjustment - ASU 2014-09 revenue recognition	—	—	—	228	—	228
Cumulative effect adjustment - ASU 2016-01 financial instruments	—	—	—	3,823	(3,823)	—
Stock based compensation	24	389	—	—	—	413
Purchases of treasury stock	—	—	(930)	—	—	(930)
Balances – December 31, 2018	$30,967	$4,230	$(52,462)	$231,525	$(4,961)	$209,299
Net income	—	—	—	37,586	—	37,586
Other comprehensive income	—	—	—	—	951	951
Dividends paid ($0.530 per share)	—	—	—	(15,042)	—	(15,042)
Dividends payable ($0.105 per share)	—	—	—	(2,865)	—	(2,865)
Stock based compensation	5	68	—	—	—	73
Purchases of treasury stock	—	—	(24,785)	—	—	(24,785)
Balances – December 31, 2019	$30,972	$4,298	$(77,247)	$251,204	$(4,010)	$205,217
Net income	—	—	—	48,132	—	48,132
Other comprehensive loss	—	—	—	—	(3,140)	(3,140)
Dividends paid ($0.105 per share)	—	—	—	(2,866)	—	(2,866)
Dividends payable ($0.105 per share)	—	—	—	(2,827)	—	(2,827)
Stock based compensation	9	186	—	—	—	195
Purchases of treasury stock	—	—	(5,138)	—	—	(5,138)
Balances – December 31, 2020	$30,981	$4,484	$(82,385)	$293,643	$(7,150)	$239,573

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

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

Immaterial Revision to Prior Period Financial Statements

Subsequent to the issuance of the October 3, 2020 consolidated financial statements, an error was identified within the consolidated balance sheet related to a lease that had been entered into effective June 2019, but for which the Company had not recognized the respective right-of-use asset and corresponding lease liability as of December 31, 2019 of $7.4 million. The Company had also excluded the related $7.4 million of non-cash activity and the related future lease payments from its disclosures for the year ended December 31, 2019. The Company assessed the materiality of the error considering both the qualitative and quantitative factors and determined that as of and for the six-month period ended June 29, 2019, the nine-month period ended September 28, 2019, the year ended December 31, 2019, the three-month period ended April 4, 2020, the six-month period ended July 4, 2020, and the nine-month period ended October 3, 2020, the adjustments were not material. The Company has decided to correct the prior period presentation to provide comparability to the 2020 financial statements. Corresponding footnotes have been adjusted accordingly. The adjustments had no impact to the Consolidated Statements of Income and Shareholders’ Equity. See Note 13 “Leases” for further information.

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

Although we estimate COVID-19 had the largest impact on our business during the second quarter 2020, we are unable to predict with any certainty the future impact COVID-19 may have on our operational and financial performance.  The Company will continue to monitor these conditions in future periods as new information becomes available and will update its analyses accordingly.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

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

Marketable equity securities are measured at fair value, with changes in fair value recognized in net income. At December 31, 2020 and 2019, the Company’s marketable securities, all of which are available-for-sale, consist of common and preferred stocks with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends are included in non-operating income (expense). See Note 5 “Marketable Securities” for further information on our portfolio.
(f)	Accounts Receivable

Accounts receivable are recorded at the net invoiced amount, net of an allowance for doubtful accounts, and do not bear interest. They include amounts for services rendered in the respective period but not yet billed to the customer until a future date, which typically occurs within one month. In order to reflect customer receivables at their estimated net realizable value, we record charges against revenue based upon current information.  These charges generally arise from rate changes, errors, and revenue adjustments that may arise from contract disputes or differences in calculation methods employed by the customer.   The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of our outstanding accounts receivable. Balances are considered past due based on invoiced terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off‑balance‑sheet credit exposure related to our customers.  Accounts receivable from affiliates are shown separately and include trade receivables from the sale of services to affiliates.
(g)	Inventories

Included in prepaid expenses and other is inventory used in a portion of our value-added service operations.  Inventories are stated at the lower of cost or net realizable value.  Cost is determined using the first-in, first-out method.  Provisions for excess and obsolete inventories are based on our assessment of excess and obsolete inventory on a product-by-product basis.

At December 31, inventory consists of the following (in thousands):

	2020	2019
Finished goods	$6,893	$5,776
Raw materials and supplies	1,383	1,387
Total	$8,276	$7,163

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(1)	Summary of Significant Accounting Policies—continued
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

The amounts recorded for depreciation expense were $58.9 million, $59.0 million, and $48.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Our identifiable intangible assets as of December 31, 2020 and 2019 are as follows (in thousands):

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite Lived Intangibles:
Agent and customer relationships	$165,990	$69,124	$96,866	$164,657	$55,880	$108,777
Customer contracts	20,600	20,600	—	20,600	20,600	—
Tradenames	4,000	2,731	1,269	4,000	1,333	2,667
Non-compete agreements	2,720	1,119	1,601	2,720	553	2,167
Indefinite Lived Intangibles:
Trademarks	2,500	—	2,500	2,500	—	2,500
Total Identifiable Intangible Assets	$195,810	$93,574	$102,236	$194,477	$78,366	$116,111

Estimated amortization expense by year is as follows (in thousands):

2021	$13,866
2022	11,740
2023	11,340
2024	10,365
2025	9,714
Thereafter	42,711
Total	$99,736

The amounts recorded for amortization expense were $15.2 million, $15.7 million, and $5.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(1)	Summary of Significant Accounting Policies—continued
(j)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions.  Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, or ASC, Topic 350 “Intangibles – Goodwill and Other”, we are required to test goodwill for impairment annually (in our third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount.  We have the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test.  If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. During the third quarter of 2020, we completed our goodwill impairment testing by performing a quantitative assessment using the income approach for each of our reporting units with goodwill. The determination of the fair value of the reporting units requires us to make estimates and assumptions related to future revenue, operating income and discount rates. Based on the results of this test, no impairment loss was recognized.

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows (in thousands):

Balance as of January 1, 2019	$145,152
Business acquisitions	16,520
Purchase accounting adjustments	6,779
Balance as of December 31, 2019	168,451
Purchase accounting adjustments	2,279
Balance as of December 31, 2020	$170,730

During 2020, the Company made purchase accounting adjustments to the preliminary purchase price allocations of the Company’s April 22, 2019 acquisition of Michael’s Cartage, Inc. (“Michael’s”) and November 5, 2019 acquisition of Roadrunner Intermodal Services, LLC, Morgan Southern, Inc., Wando Trucking, LLC, and Central Cal Transportation, LLC (collectively, “Roadrunner Intermodal”).  The adjustments resulted in increases of $2.3 million in goodwill and $1.3 million in intangible assets, as well as decreases of $3.3 million in property and equipment, $1.5 million in other assets, $2.3 million in current liabilities, and $0.2 million in deferred tax liabilities. During 2020, the Company also paid an additional $1.3 million in cash for post-closing adjustments related to the Roadrunner acquisition.

During 2019, the Company made purchase accounting adjustments to the preliminary purchase price allocations of the Company’s (i) December 7, 2018 acquisition of Deco Logistics, Inc., d/b/a Container Connection, and Oaktree Logistics, Inc., (ii) October 12, 2018 acquisition of Specialized Rail Service, Inc., and (iii) August 10, 2018 acquisition of Southern Counties Express, Inc.  The adjustments resulted in an increase of $6.8 million in goodwill, $1.3 million in current liabilities, and $1.2 million in deferred tax liabilities, respectively, with offsetting decreases of $3.6 million in intangible assets, $3.4 million in property and equipment, $1.2 million in other assets, and $0.1 million in current assets.  The Company also paid an additional $1.0 million in cash.

At both December 31, 2020 and 2019, $56.3 million of goodwill was recorded in our contract logistics segment. At December 31, 2020 and 2019, $101.1 million and $98.9 million of goodwill was recorded in our intermodal segment, respectively.  At both December 31, 2020 and 2019, $9.8 million of goodwill was recorded in our trucking segment and $3.5 million in our company-managed brokerage segment.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

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

December 31, 2020, 2019 and 2018

(1)	Summary of Significant Accounting Policies—continued
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

We are the primary obligor when rendering services and assume the corresponding credit risk with customers.  We have discretion in setting sales prices and, as a result, our earnings may vary.  In addition, we have discretion to choose and negotiate terms with our multiple suppliers for the services ordered by our customers.  This includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis. Fuel surcharges, where separately identifiable, of $67.9 million, $89.6 million and $85.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, are included in operating revenues.

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

December 31, 2020, 2019 and 2018

(1)	Summary of Significant Accounting Policies—continued
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

We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2017.  In addition, we file income tax returns in various state, local and foreign jurisdictions.  Historically, we have been responsible for filing separate state, local and foreign income tax returns for our self and our subsidiaries.  We are no longer subject to state or foreign jurisdiction income tax examinations for years before 2016 and 2015, respectively.

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
(u)	Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our customers are generally concentrated in the automotive, retail and consumer goods, wind energy, building materials, machinery and metals industries. During the fiscal years ended December 31, 2020, 2019 and 2018, aggregate sales in the automotive industry totaled 29%, 27% and 36% of revenue, respectively.  In 2020, 2019 and 2018, General Motors accounted for approximately 14%, 12% and 13% of our total operating revenues, respectively.  In 2020, 2019 and 2018, sales to our top 10 customers, including General Motors, totaled 38%, 39% and 39%, respectively.

(2)	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, (“ASU 2016-13”), Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The new standard will become effective for us beginning with the first quarter 2023 and is not expected to have a material impact on our consolidated financial statements.

On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740). The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. The adoption of this standard did not have a material impact on our consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(3)	Revenue Recognition—continued

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	December 31, 2020	December 31, 2019
Prepaid expenses and other - contract assets	$2,520	$1,156

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

2019 Acquisitions

On November 5, 2019, the Company acquired Roadrunner Intermodal from Roadrunner Transportation Systems, Inc.  Roadrunner Intermodal is a nationwide drayage provider, servicing major port and rail locations throughout the United States.  The total cash purchase price was $54.7 million.  The Company used available cash and borrowings on its revolving credit facility to finance the acquisition. Approximately $0.3 million of transaction related costs were incurred in the acquisition.

On April 22, 2019, the Company acquired Michael’s.  Headquartered in Bridgeview, Illinois, Michael’s provides intermodal drayage services to customers primarily within a 300-mile radius of the Chicagoland area. The total cash purchase price was $21.6 million.  The Company used available cash and borrowings on its revolving credit facility to finance the acquisition.  Approximately $0.4 million of transaction related costs were incurred in the acquisition.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(4)	Acquisitions—continued

The Company accounted for the acquisitions in accordance with ASC 805, “Business Combinations.” Assets acquired and liabilities assumed were recorded at their estimated fair value at acquisition, with the remaining unallocated purchase price recorded as goodwill. The goodwill recorded is included in our intermodal segment and is non-deductible for income tax purposes. For each acquisition, the purchase price was allocated to major classes of assets acquired and liabilities assumed at estimated fair values as of the acquisition date.  The allocation of the purchase price in each transaction is as follows (in thousands):

	Michael's	Roadrunner Intermodal
Current assets	$4,474	$16,002
Property and equipment	2,831	23,064
Goodwill	6,383	12,417
Intangible assets	9,000	14,000
Other assets	-	3,599
Current liabilities	(1,068)	(8,936)
Long-term liabilities	-	(2,439)
Deferred tax liabilities, net	-	(3,039)
	$21,620	$54,668

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(4)	Acquisitions—continued

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

The following table sets forth market value, cost, and unrealized gains (losses) on equity securities at December 31 (in thousands):

	2020	2019
Fair value	$6,534	$9,369
Cost basis	6,579	7,598
Unrealized (losses) gains	$(45)	$1,771

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities at December 31 (in thousands):

	2020	2019
Gross unrealized gains	$1,627	$2,634
Gross unrealized losses	(1,672)	(863)
Net unrealized (losses) gains	$(45)	$1,771

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(5)	Marketable Securities—continued

The following table shows the Company’s net realized gains (losses) on marketable equity securities (in thousands):

	2020	2019	2018
Realized gain
Sale proceeds	$1,622	$1,596	$5,733
Cost basis of securities sold	1,641	1,289	5,229
Realized (loss) gain	$(19)	$307	$504

Realized (loss) gain, net of taxes	$(14)	$230	$379

During the years ended December 31, 2020 and 2019, our marketable equity securities portfolio experienced a net unrealized pre-tax (loss) gain in market value of approximately $(1,555,000) and $1,233,000, respectively, which were reported in other non-operating income (expense) for the period.
(6)	Accounts Receivable

Accounts receivable amounts appearing in the consolidated financial statements include both billed and unbilled receivables.  We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $49.6 million and $29.1 million at December 31, 2020 and 2019, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2020	2019	2018
Balance at beginning of year	$2,545	$1,772	$1,330
Provision for doubtful accounts	5,165	3,133	924
Acquisition of businesses	—	350	253
Uncollectible accounts written off	(2,570)	(2,710)	(735)
Balance at end of year	$5,140	$2,545	$1,772

(7)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2020	2019
Transportation equipment	$345,536	$333,899
Land, buildings and related assets	152,827	129,819
Other operating assets	109,872	116,191
Information technology equipment	30,686	29,880
Construction in process	24,663	96
Total property and equipment	663,584	609,885
Less accumulated depreciation	(298,789)	(270,062)
Total property and equipment, net	$364,795	$339,823

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following items at December 31 (in thousands):

	2020	2019
Accrued payroll	$11,536	$13,020
Accrued payroll taxes	11,601	1,370
Driver escrow liabilities	4,045	5,249
Legal settlements and claims	3,700	6,948
Commissions, other taxes and other	8,706	8,238
Total	$39,588	$34,825

(9)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at	December 31,
	December 31, 2020	2020	2019
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	1.85%	$131,250	$142,500
Revolver	1.85%	151,326	151,225
Equipment Financing (2)	2.78% to 5.13%	129,870	128,512
Real Estate Financing (3)	1.99% to 2.39%	49,248	37,492
Margin Facility (4)	1.24%	—	—
Unamortized debt issuance costs		(1,574)	(2,117)
		460,120	457,612
Less current portion of long-term debt		59,713	59,476
Total long-term debt, net of current portion		$400,407	$398,136

(1) Our Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate plus an applicable margin for each based the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At December 31, 2020, we were in compliance with all covenants under the facility, and $48.7 million was available for borrowing on the revolver.

(2) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.78% to 5.13%.

(3) Our Real Estate Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at a variable rate ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At December 31, 2020, we were in compliance with all covenants.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(9)	Debt—continued

(4) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At December 31, 2020, the maximum available borrowings under the line of credit were $4.2 million.

The following table reflects the maturities of our principal repayment obligations as of December 31, 2020 (in thousands):

Years Ending December 31	Term	Revolver	Equipment Financing	Real Estate Financing	Margin Facility	Total
2021	$11,250	$—	$41,582	$7,361	$—	$60,193
2022	15,000	—	36,296	7,361	—	58,657
2023	105,000	151,326	28,755	7,361	—	292,442
2024	—	—	17,585	7,361	—	24,946
2025	—	—	5,627	7,361	—	12,988
Thereafter	—	—	25	12,443	—	12,468
Total	$131,250	$151,326	$129,870	$49,248	$—	$461,694

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The Company executed the swap agreements to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $13.1 million at December 31, 2020. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25% and pays a fixed rate. The first swap became effective in October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires in July 2026. The second swap became effective in October 2016, has a rate of 3.83% (amortizing notional amount of $3.1 million) and expires in May 2022. At December 31, 2020 and 2019, the fair value of the swap agreements was a liability of $0.6 million and $0.1 million, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 10, “Fair Value Measurement and Disclosures” for additional information pertaining to interest rate swaps.

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

December 31, 2020, 2019 and 2018

(10)	Fair Value Measurement and Disclosures—continued

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$9	$—	$—	$9
Marketable securities	6,534	—	—	6,534
Total Assets	$6,543	$—	$—	$6,543

Liabilities
Interest rate swaps	$—	$619	$—	$619
Total Liabilities	$—	$619	$—	$619

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$18	$—	$—	$18
Marketable securities	9,369	—	—	9,369
Total Assets	$9,387	$—	$—	$9,387

Liabilities
Interest rate swaps	$—	$137	$—	$137
Total Liabilities	$—	$137	$—	$137

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

For our equipment promissory notes with fixed rates, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying values and estimated fair values of these promissory notes at December 31, 2020 is summarized as follows:

	2020
	Carrying Value	Estimated Fair Value
Equipment promissory notes	$129,870	$130,562

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(11)	Transactions with Affiliates

CenTra, Inc. (“CenTra”), an affiliate of the Company that is owned by our controlling shareholder, Matthew T. Moroun, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, tax, and IT infrastructure and related services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from CenTra and other affiliates under common control with CenTra. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the years ended December 31 (in thousands):

	2020	2019	2018
Administrative support services	$2,629	$4,085	$3,094
Truck fuel, tolls and maintenance	826	895	2,428
Real estate rent and related costs	12,925	11,794	14,295
Insurance and employee benefit plans	47,133	53,050	57,370
Contracted transportation services	22	65	1,240
Total	$63,535	$69,889	$78,427

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

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business.  At December 31, 2020 and 2019, amounts due to affiliates were $17.1 million and $14.8 million, respectively.  In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At December 31, 2020 and 2019, there were $13.3 million and $9.9 million, respectively, included in each of these accounts for insured claims.

During 2020, we contracted with an affiliate to provide real property improvements for us totaling $3.0 million and purchased wheels and tires from an affiliate totaling $618,000 during the same period.  During 2018, we made purchases of used equipment from an affiliate totaling $8,300, and we purchased wheels and tires from an affiliate for new trailering equipment totaling $466,000 during the same period. There were no such purchases made during 2019.

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

	2020	2019	2018
Purchased transportation and equipment rent	$947	$1,636	$900
Total	$947	$1,636	$900

At December 31, 2020 and 2019, amounts due from affiliates were $1.2 million and $1.7 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(11)	Transactions with Affiliates—continued

During 2020, we exercised our right of first refusal to acquire 6,250 shares of restricted stock from a director, H. E. “Scott” Wolfe, for $137,800 based on the closing market price on the effective date of the transaction.

We sold a vacant parcel of land to an affiliate for $2.5 million during 2019.  The sales price was established by an independent third party appraisal.  The Company’s basis in the land was $2.4 million, resulting in a gain of $0.1 million.

In August 2019, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock through a “Dutch auction” tender offer. Subject to certain limitations and legal requirements, we could repurchase up to an additional 2% of our outstanding shares in the tender offer. Following expiration of the tender offer, we accepted 1,101,597 shares tendered through this offer for purchase at a final purchase price of $22.50 per share, for a total purchase price of approximately $24.8 million. The tender offer expired on September 13, 2019. The total amount of shares purchased in the tender offer included 600,000 shares tendered by a former director of the Company and 10,000 shares tendered by the Company’s Chief Financial Officer, Mr. Jude Beres.  We used funds borrowed under our existing line of credit and from our available cash and cash equivalents to fund the purchase of the accepted shares.

(12)	Income Taxes

A summary of income (loss) related to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operations
U.S. Domestic	$63,416	$50,102	$71,441
Foreign	494	84	(2,052)
Total pre-tax income	$63,910	$50,186	$69,389

The provision (benefit) for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2020	2019	2018
Current:
U.S. Federal	$14,446	$2,772	$7,266
State	3,694	2,450	3,556
Foreign	864	294	427
Total current	19,004	5,516	11,249
Deferred:
U.S. Federal	(2,221)	6,392	5,873
State	(96)	(440)	(855)
Foreign	(909)	1,132	944
Total deferred	(3,226)	7,084	5,962
Total	$15,778	$12,600	$17,211

On March 27, 2020, the CARES Act was signed into law that was aimed at providing emergency assistance for individuals, families, and businesses affected by COVID-19. Among other things, the CARES Act includes provisions allowing for the deferral of the employer portion of social security payments. The Company took advantage of this provision and as of December 31, 2020, deferred the cash payment of $10.2 million in employer social security taxes, which is included in accrued payroll taxes.  See Note 8 “Accrued Expenses and Other Current Liabilities”. The Company anticipates paying the deferred employer portion in 2021.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(12)	Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2020	2019
Domestic deferred tax assets:
Allowance for doubtful accounts	$1,198	$602
Other assets	1,583	3,355
Accrued expenses	6,336	4,132
Total domestic deferred tax assets	$9,117	$8,089
Domestic deferred tax liabilities:
Prepaid expenses	$885	$782
Marketable securities	498	1,014
Intangible assets	19,363	20,578
Property and equipment	52,797	51,407
Total domestic deferred tax liabilities	$73,543	$73,781
Net domestic deferred tax liabilities	$64,426	$65,692
Foreign deferred tax assets
Net operating losses	$4,447	$3,543
Other assets	—	102
Valuation allowance - foreign	(2,288)	(2,185)
Total foreign deferred tax asset	$2,159	$1,460
Net deferred tax liability	$62,267	$64,232

In assessing whether deferred tax assets may be realized in the future, management considers whether it is more likely than not that some portion of such tax assets will not be realized. The deferred tax assets and liabilities were reviewed separately by jurisdictions when measuring the need for valuation allowances.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the domestic deferred tax assets are expected to reverse, and our ability to generate future capital gains, management believes it is more likely than not that we will realize the benefits of these deductible differences.  Thus, no valuation allowance has been established for the domestic deferred tax assets.  We had foreign net operating loss carryforward associated with our Mexican subsidiary with a tax effect of $2.2 million and $1.4 million as of December 31, 2020 and 2019, respectively. The net operating loss carryforward will expire in 2030. Although realization is not assured, the Company has concluded that it is more likely than not that the deferred tax asset will be fully realized and as such no valuation allowance has been provided.  At December 31, 2020 and 2019, we also had foreign net operating loss carryforwards associated with our Canadian and German subsidiaries with a tax effect of $2.3 million and $2.2 million, respectively. Based on the anticipated earnings projections, management has recorded a full valuation allowance for the deferred tax assets associated with these entities.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(12)	Income Taxes—continued

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2020	2019	2018
Federal statutory rate	21%	21%	21%
State, net of federal benefit	4%	3%	3%
Foreign	0%	2%	2%
Other	0%	-1%	-1%
Effective tax rate	25%	25%	25%

As of December 31, 2020, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.3 million.  These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate.  At December 31, 2020, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months.  As of December 31, 2020, the amount of accrued interest and penalties was $0.1 million and $0.1 million, respectively.

The changes in our gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2020	2019	2018
Unrecognized tax benefit – beginning of year	$279	$331	$367
Increases related to prior year tax positions	—	20	26
Increases related to current year tax positions	30	29	30
Decreases related to prior year tax positions	(37)	(101)	(92)
Unrecognized tax benefit – end of year	$272	$279	$331

(13)	Leases

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

As of December 31, 2020, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of December 31, 2020, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

We did not separate lease and nonlease components of contracts for purposes of determining the right-of use lease asset and corresponding liability. Variable lease components that do not depend on an index or a rate, and variable non-lease components were also not contemplated in the calculation of the right-of-use asset and corresponding liability. For facility leases, variable lease costs include the costs of common area maintenance, taxes, and insurance for which we pay the lessors an estimate that is adjusted to actual expense on a quarterly or annual basis depending on the underlying contract terms. For equipment leases, variable lease costs may include additional fees associated with using equipment in excess of estimated amounts. Leases with an initial term of 12 months or less, short-term leases, are not recorded on the balance sheet. Lease expense for short-term and long-term operating leases is recognized on a straight-line basis over the lease term.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(13)	Leases—continued

The following table summarizes our lease costs for the years ended December 31, 2020 and 2019, and related information (in thousands):

	December 31, 2020
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$10,964	$23,022	$33,986
Short-term lease cost	541	5,721	6,262
Variable lease cost	854	2,915	3,769
Sublease income	-	(4,572)	(4,572)
Total lease cost	$12,359	$27,086	$39,445

	December 31, 2019
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$10,611	$23,528	$34,139
Short-term lease cost	380	3,592	3,972
Variable lease cost	824	2,769	3,593
Sublease income	-	(2,760)	(2,760)
Total lease cost	$11,815	$27,129	$38,944

The following table summarizes other lease related information as of and for the years ended December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$10,528	$22,252	$32,780
Right-of-use asset change due to lease termination	$-	$(2,092)	$(2,092)
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,195	$17,247	$33,442
Weighted-average remaining lease term (in years)	6.1	5.0	5.4
Weighted-average discount rate	6.8%	6.2%	6.5%

	December 31, 2019
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$11,628	$21,535	$33,163
Right-of-use asset change due to acquisition of new business	$-	$3,661	$3,661
Right-of-use asset change due to lease termination	$(15,533)	$-	$(15,533)
Right-of-use assets obtained in exchange for new operating lease liabilities	$20,956	$26,285	$47,241
Weighted-average remaining lease term (in years)	6.9	4.9	5.6
Weighted-average discount rate	8.0%	6.5%	7.0%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(13)	Leases—continued

Future minimum lease payments under these operating leases as of December 31, 2020, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
Year one	$9,621	$17,663	$27,284
Year two	8,377	13,644	22,021
Year three	7,580	10,796	18,376
Year four	7,453	8,756	16,209
Year five	5,334	8,308	13,642
Thereafter	12,526	11,015	23,541
Total required lease payments	$50,891	$70,182	$121,073
Less amounts representing interest			(21,060)
Present value of lease liabilities			$100,013

Immaterial Revision to Prior Period Financial Statements

During 2020, the Company determined that the future minimum lease payment schedule included in the 2019 Annual Report on Form 10-K excluded certain lease commitments (see Note 1(b) “Basis of Presentation”). The table understated the present value of our lease liabilities by $7.4 million.  Lease payments were understated by $13.6 million ($1.0 million in year two, $2.0 million in each of the years three, four and five, and $6.6 million thereafter). Amounts representing interest was understated by $6.2 million. The table above has been revised to reflect the corrected amounts. The right-of-use assets obtained in exchange for new operating lease liabilities, weighted-average remaining lease term (in years), and weighted-average discount rate captioned under “Other information” above has also been revised to reflect the excluded lease commitment as of December 31, 2019. The right-of-use assets obtained in exchange for new operating lease liabilities with third parties increased from $18.8 million to $26.2 million, the weighted-average remaining lease term (in years) with third parties increased from 4.1 years to 4.9 years, and the weighted-average discount rate for leases with third parties increased from 4.7% to 6.5%.  In total, the right-of-use assets obtained in exchange for new operating lease liabilities increased from $39.8 million to $47.2 million, the weighted-average remaining lease term (in years) increased from 5.1 years to 5.6 years, and the weighted-average discount rate increased from 6.1% to 7.0%.

The effects of the adjustments on the line items within the Company’s Consolidated Balance Sheet at December 31, 2019, were as follows (in thousands):

	December 31, 2019 (As Previously Reported)	Adjustment	December 31, 2019 (As Revised)

Operating lease right-of-use asset	$87,209	$7,438	$94,647
Total assets	987,997	7,438	995,435
Current portion of operating lease liabilities	27,484	(1,156)	26,328
Total current liabilities	251,575	(1,156)	250,419
Operating lease liability, net of current portion	61,674	8,594	70,268
Total long-term liabilities	531,205	8,594	539,799
Total liabilities and shareholders’ equity	987,997	7,438	995,435

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(13)	Leases—continued

The effects of the adjustments on the line items within the Company’s unaudited Consolidated Balance Sheets as of June 29, 2019, September 28, 2019, April 4, 2020, July 4, 2020 and October 3, 2020, were as follows (in thousands):

	June 29, 2019 (As Previously Reported)	Adjustment	June 29, 2019 (As Revised)

Operating lease right-of-use asset	$86,223	$7,107	$93,330
Total assets	928,184	7,107	935,291
Current portion of operating lease liabilities	26,298	(1,062)	25,236
Total current liabilities	251,079	(1,062)	250,017
Operating lease liability, net of current portion	61,122	8,169	69,291
Total long-term liabilities	439,732	8,169	447,901
Total liabilities and shareholders’ equity	928,184	7,107	935,291

	September 28, 2019 (As Previously Reported)	Adjustment	September 28, 2019 (As Revised)

Operating lease right-of-use asset	$79,628	$7,349	$86,977
Total assets	934,729	7,349	942,078
Current portion of operating lease liabilities	24,860	(1,055)	23,805
Total current liabilities	292,251	(1,055)	291,196
Operating lease liability, net of current portion	56,440	8,404	64,844
Total long-term liabilities	444,563	8,404	452,967
Total liabilities and shareholders’ equity	934,729	7,349	942,078

	April 4, 2020 (As Previously Reported)	Adjustment	April 4, 2020 (As Revised)

Operating lease right-of-use asset	$90,805	$7,707	$98,512
Total assets	1,008,455	7,707	1,016,162
Current portion of operating lease liabilities	25,638	(1,140)	24,498
Total current liabilities	243,594	(1,140)	242,454
Operating lease liability, net of current portion	63,860	8,847	72,707
Total long-term liabilities	556,198	8,847	565,045
Total liabilities and shareholders’ equity	1,008,455	7,707	1,016,162

	July 4, 2020 (As Previously Reported)	Adjustment	July 4, 2020 (As Revised)

Operating lease right-of-use asset	$87,678	$7,974	$95,652
Total assets	963,425	7,974	971,399
Current portion of operating lease liabilities	24,612	(1,127)	23,485
Total current liabilities	269,584	(1,127)	268,457
Operating lease liability, net of current portion	62,902	9,101	72,003
Total long-term liabilities	477,291	9,101	486,392
Total liabilities and shareholders’ equity	963,425	7,974	971,399

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(13)	Leases—continued
	October 3, 2020 (As Previously Reported)	Adjustment	October 3, 2020 (As Revised)

Operating lease right-of-use asset	$96,205	$8,244	$104,449
Total assets	1,056,866	8,244	1,065,110
Current portion of operating lease liabilities	24,270	(628)	23,642
Total current liabilities	273,345	(628)	272,717
Operating lease liability, net of current portion	72,504	8,872	81,376
Total long-term liabilities	555,893	8,872	564,765
Total liabilities and shareholders’ equity	1,056,866	8,244	1,065,110

(14)	Retirement Plans

We offer 401(k) defined contribution plans to our employees.  The plans are administered by a company controlled by our principal shareholders and include different matching provisions depending on which subsidiary or affiliate is involved.  In the plans available to certain employees not subject to collective bargaining agreements, we matched contributions up to $600 annually for each employee who is not considered highly compensated through December 31, 2008, after which some matching contributions were suspended as a response to market conditions at certain subsidiaries.  Three other 401(k) plans are provided to employees of specific operations and offer matching contributions that range from zero to $2,080 per participant annually.  The total expense for contributions for 401(k) plans, including plans related to collective bargaining agreements, was $0.7 million in each of the years ended December 31, 2020 and 2019, $0.6 million for the years ended December 31, 2018.

In connection with a collective bargaining agreement that covered 13 Canadian employees at December 31, 2020, we are required to make defined contributions into the Canada Wide Industrial Pension Plan.  At December 31, 2020 and 2019, the required contributions totaled approximately $38,000 and $36,000, respectively.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(15)	Stock Based Compensation—continued

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

A summary of the status of our non-vested shares as of December 31, 2020, and changes during the year ended December 31, 2020, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	42,000	$22.96
Granted	65,000	$18.74
Vested	(9,375)	$20.86
Forfeited	(12,000)	$23.56
Balance at December 31, 2020	85,625	$19.90

During the years ended December 31, 2020, 2019 and 2018, the total grant date fair value of vested shares recognized as compensation cost was $0.2 million, $0.1 million and $0.4 million, respectively.  As of December 31, 2020, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.2 million in each year of 2021, 2022, and 2023, and $0.4 million in 2024, $0.3 million in 2026, and $0.2 million in each 2027 and 2028.
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

At December 31, 2020, approximately 33% of our employees in the United States, Canada and Colombia are subject to collective bargaining agreements that are renegotiated periodically, of which 38% are subject to contracts that expire in 2021. Of our employees in Mexico, 87% are subject to such collective bargaining agreements, and our contract expiring in 2021 is currently being negotiated.

During the years ended December 31, 2019 and 2018, the Company recorded $30.0 million and $9.0 million, respectively, for settlements of previously disclosed legal matters.
(17)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the years ended December 31, 2020, 2019 and 2018, there were 2,990, 910 and 6,912 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

For the years ended December 31, 2020 and 2019, 65,000 and 44,500 shares, respectively, were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. For the year ended December 31, 2018, no shares were excluded from the calculation of diluted earnings per share.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(18)	Quarterly Financial Data (unaudited)

	2020
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$382,162	$257,980	$364,988	$385,953
Operating income	23,908	10,839	22,063	23,549
Income before income taxes	16,094	8,212	18,064	21,540
Income tax expense	3,931	2,044	4,486	5,317
Net income	$12,163	$6,168	$13,578	$16,223
Earnings per common share:
Basic	$0.45	$0.23	$0.50	$0.60
Diluted	$0.45	$0.23	$0.50	$0.60
Weighted average number of common shares outstanding:
Basic	27,223	26,919	26,919	26,917
Diluted	27,223	26,919	26,922	26,926

	2019
	1st quarter	2nd quarter	3rd quarter	4th quarter
	(in thousands, except per share information)
Operating revenue	$377,406	$383,175	$375,486	$375,931
Operating income (loss)	26,513	30,716	(7,352)	15,503
Income (loss) before income taxes	23,097	26,714	(11,268)	11,643
Income tax (benefit) expense	5,800	6,742	(2,848)	2,906
Net income (loss)	$17,297	$19,972	$(8,420)	$8,737
Earnings per common share:
Basic	$0.61	$0.70	$(0.30)	$0.32
Diluted	$0.61	$0.70	$(0.30)	$0.32
Weighted average number of common shares outstanding:
Basic	28,380	28,383	28,263	27,282
Diluted	28,381	28,385	28,264	27,283

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(19)	Segment Reporting

In December 2020, we changed the way we aggregate our business units and adopted a new segment reporting structure.  As part of the new structure, we separated our previous transportation segment into three reportable segments: trucking, intermodal, and company-managed brokerage. In addition, we changed the name of our previous logistics segment to contract logistics.  As a result, we now report our financial results in four distinct reportable segments: contract logistics, intermodal, trucking, and company-managed brokerage, which are based primarily on the services each segment provides. This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria.

Operations aggregated in our contract logistics segment deliver value-added and/or dedicated transportation services to support in-bound logistics to original equipment manufacturers (OEMs) and major retailers on a contractual basis, generally pursuant to terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers (broker carriers).  Operations aggregated in our trucking segment are associated with individual freight shipments coordinated by our agents and company-managed terminals using a mix of owner-operators, company equipment and broker carriers. Our company-managed brokerage segment provides for the pick-up and delivery of individual freight shipments using broker carriers, coordinated by our company-managed operations. Other non-reportable segments are comprised of the Company’s subsidiaries that provide support services to other subsidiaries.

Separate balance sheets are not prepared by segment, and we do not provide asset information by segment to the chief operating decision maker.

The following tables summarize information about our reportable segments for the fiscal years ended December 31, 2020, 2019 and 2018 (in thousands):

	Operating Revenues
	December 31,
	2020	2019	2018
Contract logistics	$459,666	$515,185	$529,244
Intermodal	393,633	390,299	251,074
Trucking	318,385	389,629	454,289
Company-managed brokerage	218,123	215,750	225,553
Other	1,276	1,135	1,548
Total operating revenues	$1,391,083	$1,511,998	$1,461,708

	Eliminated Inter-segment Revenues
	December 31,
	2020	2019	2018
Contract logistics	$(1,962)	$(835)	$(12,457)
Intermodal	(3,952)	(1,028)	(604)
Trucking	(7,605)	(1,703)	(1,507)
Company-managed brokerage	(2,042)	(1,949)	(3,551)
Total depreciation and amortization	$(15,561)	$(5,515)	$(18,119)

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, 2019 and 2018

(19)	Segment Reporting—continued

	Income from Operations
	December 31,
	2020	2019	2018
Contract logistics	$35,967	$48,376	$32,012
Intermodal	30,353	39,196	27,115
Trucking	16,413	(21,485)	15,989
Company-managed brokerage	(2,681)	1,833	7,654
Other	307	(2,540)	1,024
Total income from operations	$80,359	$65,380	$83,794

	Depreciation and Amortization
	December 31,
	2020	2019	2018
Contract logistics	$32,386	$33,670	$26,125
Intermodal	30,457	32,025	14,653
Trucking	9,259	6,795	12,115
Company-managed brokerage	444	419	360
Other	1,595	1,856	1,172
Total depreciation and amortization	$74,141	$74,765	$54,425

We provide a portfolio of transportation and logistics services to a wide range of customers throughout the United States and in Mexico, Canada and Colombia.  Revenues attributed to geographic areas are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$1,360,935	$1,480,637	$1,426,897
Mexico	17,899	16,100	18,716
Canada	10,868	13,552	14,188
Colombia	1,381	1,709	1,907
Total	$1,391,083	$1,511,998	$1,461,708

Net long-lived assets by geographic area are presented in the table below (in thousands):

	Year Ended December 31,
	2020	2019
United States	$420,197	$386,237
Mexico	40,442	47,345
Canada	183	242
Colombia	1,793	646
Total	$462,615	$434,470

(20)	Subsequent Events

On February 4, 2021, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on March 1, 2021 and is expected to be paid on April 5, 2021.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Management necessarily applied its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below. In light of the material weakness, management performed additional procedures to validate the accuracy and completeness of the financial results impacted by the control deficiencies, including detailed testing and review of all lease obligations.

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

Report of Management on Internal Control Over Financial Reporting

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

Based on the assessment performed using the criteria established by COSO, management has concluded that as of December 31, 2020, we did not have sufficient controls in place over the completeness of lease obligations to timely identify modifications to existing leases. As a result, management has concluded that this control deficiency could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in a material weakness.

The Company’s independent registered public accounting firm, BDO USA LLP, has issued an adverse opinion on the Company’s internal control over financial reporting, which appears below.

Remediation and Plans for Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. Management is currently in the process of planning for and implementing remediation efforts to address the identified material weaknesses.

We plan to remediate our material weakness related to the completeness of lease obligations, including the timely identification of modifications to existing leases, by modifying our policies and procedures for the review and approval of leases to include a periodic review, at least quarterly, of all leases to ensure completeness and requiring dual signatures on all future real property lease agreements.

Management believes the steps outlined above will resolve the control deficiencies identified. We will continue to monitor and improve our internal controls over financial reporting. We may take additional steps or modify our plans for remediation to provide for reasonable assurance that we effectively maintain internal controls over financial reporting. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2020 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Universal Logistics Holdings, Inc.

Warren, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Universal Logistics Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as “the financial statements”) and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the completeness of lease obligations has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 financial statements, and this report does not affect our report dated March 16, 2021 on those financial statements.

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

March 16, 2021

ITEM 9B:	OTHER INFORMATION

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 29, 2021. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 29, 2021.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 29, 2021.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 29, 2021.

The following table presents information about equity plans under which equity securities of the Company are authorized for issuance at December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	85,625	$—	(1)	97,380
Equity compensation plans not approved by security holders	—	$—		—
Total	85,625	$—	(1)	97,380

(1)

Reflects shares to be issued under restricted stock bonus awards, which do not have an exercise price.  As of December 31, 2020, the Company has no outstanding options, warrants or rights that require payment of an exercise price.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 29, 2021.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 29, 2021.

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

10.1	Service Level Agreement between the Registrant and Data System Services, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2015)

10.2+	2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Schedule 14A filed on April 29, 2014)

10.3+

Form of Restricted Stock Bonus Award Agreement under the 2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Exhibit B of Appendix A to the Registrant’s Schedule 14A filed on April 29, 2014)

10.4

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

10.5

Loan and Financing Agreement dated as of February 1, 2018 between UTSI Finance and Flagstar (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 6, 2018)

Exhibit No.	Description

10.6	Promissory Note dated as of February 1, 2018 by UTSI Finance in favor of Flagstar (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 6, 2018)

10.7	Commercial Mortgage dated as of February 1, 2018 between UTSI Finance and Flagstar (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 6, 2018)

10.8

Amendment No. 2 to Master Security Agreement, dated as of April 24, 2018, with Key Equipment Finance, a division of KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2018)

10.9+	Employment Agreement between the Registrant and Tim Phillips (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2020)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of BDO USA LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

+	Indicates a management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)
By:	/s/ Jude Beres
Jude Beres, Chief Financial Officer

Date: March 16, 2021

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

Signatures	Title	Date

/s/ Tim Phillips	Chief Executive Officer	March 16, 2021
Tim Phillips	(Principal Executive Officer)
/s/ Jude Beres	Chief Financial Officer and Treasurer	March 16, 2021
Jude Beres	(Principal Financial and Accounting Officer)
/s/ Matthew T. Moroun	Chairman of the Board	March 16, 2021
Matthew T. Moroun
/s/ Matthew J. Moroun	Director	March 16, 2021
Matthew J. Moroun
/s/ Grant Belanger	Director	March 16, 2021
Grant Belanger
/s/ Frederick P. Calderone	Director	March 16, 2021
Frederick P. Calderone
/s/ Daniel J. Deane	Director	March 16, 2021
Daniel J. Deane
/s/ Clarence W. Gooden	Director	March 16, 2021
Clarence W. Gooden
/s/ Michael A. Regan	Director	March 16, 2021
Michael A. Regan
/s/ Richard P. Urban	Director	March 16, 2021
Richard P. Urban
/s/ H.E. “Scott” Wolfe	Director	March 16, 2021
H. E. “Scott” Wolfe