Form 10-Q
period 2021-04-03
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2021-05-13
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 10, 2021, was 26,919,455.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	April 3, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$10,799	$8,763
Marketable securities	7,530	6,534
Accounts receivable – net of allowance for doubtful accounts of $5,585 and $5,140, respectively	264,385	259,154
Other receivables	23,798	22,422
Prepaid expenses and other	22,109	23,427
Due from affiliates	1,262	1,224
Total current assets	329,883	321,524
Property and equipment – net of accumulated depreciation of $309,475 and $298,789, respectively	353,361	364,795
Operating lease right-of-use asset	94,853	97,820
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $97,054 and $93,574, respectively	98,756	102,236
Deferred income taxes	2,159	2,159
Other assets	4,930	3,785
Total assets	$1,054,672	$1,063,049
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$98,577	$97,916
Current portion of long-term debt	60,022	59,713
Current portion of operating lease liabilities	21,691	21,920
Accrued expenses and other current liabilities	43,316	39,588
Insurance and claims	28,735	25,022
Due to affiliates	17,316	17,093
Income taxes payable	9,261	11,555
Total current liabilities	278,918	272,807
Long-term liabilities:
Long-term debt, net of current portion	369,015	400,407
Operating lease liabilities, net of current portion	75,395	78,093
Deferred income taxes	64,427	64,426
Other long-term liabilities	7,151	7,743
Total long-term liabilities	515,988	550,669
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,986,702 and 30,979,827 shares issued; 26,919,455 and 26,912,580 shares outstanding, respectively	30,988	30,981
Paid-in capital	4,639	4,484
Treasury stock, at cost; 4,067,247 shares	(82,385)	(82,385)
Retained earnings	312,474	293,643
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $(109) and $(142), respectively	(343)	(476)
Foreign currency translation adjustments	(5,607)	(6,674)
Total shareholders’ equity	259,766	239,573
Total liabilities and shareholders’ equity	$1,054,672	$1,063,049

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended
	April 3, 2021	April 4, 2020
Operating revenues:
Truckload services	$59,702	$58,898
Brokerage services	96,919	85,900
Intermodal services	103,716	110,322
Dedicated services	47,961	31,579
Value-added services	106,933	95,463
Total operating revenues	415,231	382,162
Operating expenses:
Purchased transportation and equipment rent	189,331	180,856
Direct personnel and related benefits	107,552	97,388
Operating supplies and expenses	37,092	30,695
Commission expense	7,324	7,170
Occupancy expense	8,180	8,831
General and administrative	9,176	8,924
Insurance and claims	6,335	4,872
Depreciation and amortization	19,085	19,518
Total operating expenses	384,075	358,254
Income from operations	31,156	23,908
Interest income	18	8
Interest expense	(3,181)	(4,217)
Other non-operating income (expense)	1,006	(3,605)
Income before income taxes	28,999	16,094
Income tax expense	7,344	3,931
Net income	$21,655	$12,163
Earnings per common share:
Basic	$0.80	$0.45
Diluted	$0.80	$0.45
Weighted average number of common shares outstanding:
Basic	26,916	27,223
Diluted	26,930	27,223
Dividends declared per common share	$0.105	$0.105

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended
	April 3, 2021	April 4, 2020
Net Income	$21,655	$12,163
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $33 and $(135), respectively	133	(448)
Foreign currency translation adjustments	1,067	(680)
Total other comprehensive income (loss)	1,200	(1,128)
Total comprehensive income	$22,855	$11,035

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	April 3, 2021	April 4, 2020
Cash flows from operating activities:
Net income	$21,655	$12,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,085	19,518
Noncash lease expense	6,392	7,555
Loss (gain) on marketable equity securities	(999)	3,409
Gain on disposal of property and equipment	(219)	(506)
Amortization of debt issuance costs	120	146
Stock-based compensation	162	195
Provision for doubtful accounts	1,621	1,048
Deferred income taxes	(21)	(1,202)
Change in assets and liabilities:
Trade and other accounts receivable	(8,936)	(11,947)
Prepaid income taxes, prepaid expenses and other assets	293	2,404
Principal reduction in operating lease liabilities	(6,158)	(7,258)
Accounts payable, accrued expenses and other current liabilities, insurance and claims, and income taxes payable	10,382	(5,147)
Due to/from affiliates, net	185	5,507
Other long-term liabilities	(425)	(719)
Net cash provided by operating activities	43,137	25,166
Cash flows from investing activities:
Capital expenditures	(4,940)	(32,775)
Proceeds from the sale of property and equipment	760	2,282
Purchases of marketable securities	(114)	(360)
Proceeds from sale of marketable securities	117	—
Net cash used in investing activities	(4,177)	(30,853)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	83,784	91,200
Repayments of debt - revolving debt	(102,579)	(84,084)
Proceeds from borrowing - term debt	3,035	29,760
Repayments of debt - term debt	(15,443)	(15,853)
Borrowings under margin account	—	256
Repayments under margin account	—	(256)
Dividends paid	(5,692)	(5,731)
Purchases of treasury stock	—	(4,919)
Net cash provided by (used in) financing activities	(36,895)	10,373
Effect of exchange rate changes on cash and cash equivalents	(29)	(4,417)
Net increase in cash	2,036	269
Cash and cash equivalents – beginning of period	8,763	7,726
Cash and cash equivalents – end of period	$10,799	$7,995
Supplemental cash flow information:
Cash paid for interest	$3,086	$4,157
Cash paid for income taxes	$9,786	$55

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2019	$30,972	$4,298	$(77,247)	$251,204	$(4,010)	$205,217
Net income	—	—	—	12,163	—	12,163
Comprehensive income	—	—	—	—	(1,128)	(1,128)
Dividends paid ($0.105 per share)	—	—	—	(2,865)	—	(2,865)
Stock based compensation	9	186	—	—	—	195
Purchases of treasury stock	—	—	(4,919)	—	—	(4,919)
Balances – April 4, 2020	$30,981	$4,484	$(82,166)	$260,502	$(5,138)	$208,663

Balances – December 31, 2020	$30,981	$4,484	$(82,385)	$293,643	$(7,150)	$239,573
Net income	—	—	—	21,655	—	21,655
Comprehensive income	—	—	—	—	1,200	1,200
Dividends paid ($0.105 per share)	—	—	—	(2,824)	—	(2,824)
Stock based compensation	7	155	—	—	—	162
Balances – April 3, 2021	$30,988	$4,639	$(82,385)	$312,474	$(5,950)	$259,766

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Universal” or the “Company”) have been prepared by the Company’s management. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2020 and 2019 and for each of the years in the three-year period ended December 31, 2020 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

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

In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The new standard will become effective for us beginning with the first quarter 2023.  The Company is evaluating the new guidance, but does not expect it to have a material impact on our consolidated financial statements.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	April 3, 2021	December 31, 2020
Prepaid expenses and other - contract assets	$1,989	$2,520

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

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note 7.

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	April 3, 2021	December 31, 2020
Fair value	$7,530	$6,534
Cost basis	6,426	6,579
Unrealized gain (loss)	$1,104	$(45)

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	April 3, 2021	December 31, 2020
Gross unrealized gains	$2,171	$1,627
Gross unrealized losses	(1,067)	(1,672)
Net unrealized gains (losses)	$1,104	$(45)

The following table shows the Company’s net realized gains on marketable equity securities (in thousands):

	Thirteen weeks ended
	April 3, 2021	April 4, 2020
Realized gain:
Sale proceeds	$117	$—
Cost basis of securities sold	92	—
Realized gain	$25	$—

Realized gain, net of taxes	$19	$—

The Company did not sell marketable equity securities during the thirteen-week period April 4, 2020.

During the thirteen-week periods ended April 3, 2021 and April 4, 2020, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $974,000 and $(3,400,000), respectively, which was reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	April 3, 2021	December 31, 2020
Accrued payroll	$13,042	$11,536
Accrued payroll taxes	14,112	11,601
Driver escrow liabilities	3,937	4,045
Legal settlements and claims	3,700	3,700
Commissions, taxes and other	8,525	8,706
Total	$43,316	$39,588

(6)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at April 3, 2021	April 3, 2021	December 31, 2020
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	1.86%	$128,438	$131,250
Revolver	1.86%	132,531	151,326
Equipment Financing (2)	2.25% to 5.13%	122,272	129,870
Real Estate Financing (3)	1.96% to 2.36%	47,250	49,248
Margin Facility (4)	1.21%	—	—
Unamortized debt issuance costs		(1,454)	(1,574)
		429,037	460,120
Less current portion of long-term debt		60,022	59,713
Total long-term debt, net of current portion		$369,015	$400,407

(1) Our Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each based on the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At April 3, 2021, we were in compliance with all covenants under the facility, and $67.5 million was available for borrowing on the revolver.

(2) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 5.13%.

(3) Our Real Estate Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments. Each of the notes bears interest at a variable rate ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At April 3, 2021, we were in compliance with all covenants.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Debt – continued

(4) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At April 3, 2021, the maximum available borrowings under the line of credit were $4.2 million.

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The Company executed the swap agreements to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $12.6 million at April 3, 2021. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25% and pays a fixed rate. The first swap became effective in October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires in July 2026. The second swap became effective in October 2016, has a rate of 3.83% (amortizing notional amount of $2.6 million) and expires in May 2022. At April 3, 2021, the fair value of the swap agreements was a liability of $0.5 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 7 for additional information pertaining to interest rate swaps.
(7)	Fair Value Measurements and Disclosures

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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	April 3, 2021
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$5	$—	$—	$5
Marketable securities	7,530	—	—	7,530
Total assets	$7,535	$—	$—	$7,535

Liabilities
Interest rate swaps	$—	$452	$—	$452
Total liabilities	$—	$452	$—	$452

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Fair Value Measurements and Disclosures – continued

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

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at April 3, 2021 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$122,272	$124,744

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Leases

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

As of April 3, 2021, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of April 3, 2021, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the thirteen week periods ended April 3, 2021 and April 4, 2020 (in thousands):

	April 3, 2021
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,526	$5,803	$8,329
Short-term lease cost	-	1,157	1,157
Variable lease cost	210	589	799
Sublease income	-	(759)	(759)
Total lease cost	$2,736	$6,790	$9,526

	April 4, 2020
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,836	$5,984	$8,820
Short-term lease cost	241	1,198	1,439
Variable lease cost	226	793	1,019
Sublease income	-	(879)	(879)
Total lease cost	$3,303	$7,096	$10,399

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Leases – continued

The following table summarizes other lease related information as of and for the thirteen week periods ended April 3, 2021 and April 4, 2020 (in thousands):

	April 3, 2021
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$2,403	$5,685	$8,088
Future right-of-use asset change due to lease signed with a future commencement date	$2,733	$-	$2,733
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,604	$909	$3,513
Weighted-average remaining lease term (in years)	6.1	4.8	5.3
Weighted-average discount rate	7.1%	6.1%	6.5%

	April 4, 2020
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$2,814	$5,622	$8,436
Right-of-use asset change due to lease termination	$-	$(1,109)	$(1,109)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,739	$11,092	$12,831
Weighted-average remaining lease term (in years)	6.4	5.3	5.6
Weighted-average discount rate	7.6%	6.1%	6.6%

Future minimum lease payments under operating leases as of April 3, 2021, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
Year one	$6,751	$14,025	$20,776
Year two	7,638	15,142	22,780
Year three	6,695	12,266	18,961
Year four	6,794	10,167	16,961
Year five	5,350	8,701	14,051
Thereafter	12,301	11,024	23,325
Total required lease payments	$45,529	$71,325	$116,854
Less amounts representing interest			(19,768)
Present value of lease liabilities			$97,086

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Transactions with Affiliates

CenTra, Inc. (“CenTra”), an affiliate of the Company that is owned by our controlling shareholders, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, IT infrastructure and other requested services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from affiliates controlled by CenTra. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks ended April 3, 2021 and April 4, 2020 (in thousands):

	Thirteen weeks ended
	April 3, 2021	April 4, 2020
Administrative support services	$115	$188
Truck fuel, tolls and maintenance	178	306
Real estate rent and related costs	2,913	3,307
Insurance and employee benefit plans	11,496	13,153
Purchased transportation and equipment rent	9	5
Total	$14,711	$16,959

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

We lease 28 facilities from related parties.  Our occupancy is based on either month-to-month or contractual, multi-year lease arrangements that are billed and paid monthly. Leasing properties from a related party affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 8, “Leases” for further information regarding the cost of leased properties.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our majority shareholders. Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At April 3, 2021 and December 31, 2020, amounts due to affiliates were $17.3 million and $17.1 million, respectively. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables. At April 3, 2021 and December 31, 2020, there were $15.1 million and $13.3 million, respectively, included in each of these accounts for insured claims.

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks ended April 3, 2021 and April 4, 2020 (in thousands):

	Thirteen weeks ended
	April 3, 2021	April 4, 2020
Purchased transportation and equipment rent	$49	$135
Total	$49	$135

At April 3, 2021 and December 31, 2020, amounts due from affiliates were $1.3 million and $1.2 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Stock Based Compensation

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

On February 20, 2019, the Company granted 44,500 shares of restricted stock to certain of its employees, including 10,000 shares to our Chief Financial Officer. The restricted stock awards have a grant date fair value of $23.56 per share, based on the closing price of the Company’s stock, and any non-vested shares under the awards will vest in four equal increments on each February 20 in 2020, 2021, 2022 and 2023.

 A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	85,625	$19.90
Granted	—	$-
Vested	(6,875)	$23.56
Forfeited	—	$-
Balance at April 3, 2021	78,750	$19.58

In each of the thirteen-week periods ended April 3, 2021 and April 4, 2020, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million.  As of April 3, 2021, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.2 million in each year of 2022 and 2023, and $0.4 million in 2024, $0.3 million in 2026, and $0.2 million in each 2027 and 2028.
(11)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks ended April 3, 2021 and April 4, 2020, we included 14,613 and 0 weighted average non-vested shares of restricted stock, respectively, in the denominator for the calculation of diluted earnings per share.

For the thirteen weeks ended April 3, 2021 and April 4, 2020, we excluded 0 and 85,625 shares of non-vested restricted stock, respectively, from the calculation of diluted earnings per share because such shares were anti-dilutive.

(12)	Dividends

On February 4, 2021, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on April 5, 2021 to shareholders of record at the close of business on March 1, 2021.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments for the thirteen week period ended April 3, 2021 and April 4, 2020 (in thousands):

	Operating Revenues
	Thirteen weeks ended
	April 3, 2021	April 4, 2020
Contract logistics	$154,894	$127,042
Intermodal	103,716	110,322
Trucking	94,899	91,570
Company-managed brokerage	61,106	52,782
Other	616	446
Total operating revenues	$415,231	$382,162

	Eliminated Inter-segment Revenues
	Thirteen weeks ended
	April 3, 2021	April 4, 2020
Contract logistics	$287	$235
Intermodal	1,077	336
Trucking	5,457	681
Company-managed brokerage	537	592
Total eliminated inter-segment revenues	$7,358	$1,844

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)	Segment Reporting - continued
	Income from Operations
	Thirteen weeks ended
	April 3, 2021	April 4, 2020
Contract logistics	$16,820	$11,690
Intermodal	8,494	9,000
Trucking	5,191	4,500
Company-managed brokerage	440	(1,397)
Other	211	115
Total income from operations	$31,156	$23,908

(14)	Commitments and Contingencies

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

At April 3, 2021, approximately 35% of our employees in the United States, Canada and Colombia, and approximately 86% of our employees in Mexico were subject to collective bargaining agreements that are renegotiated periodically, 40% of which are subject to contracts that expire in 2021.

(15)	Subsequent Events

On April 29, 2021, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on June 7, 2021 and is expected to be paid on July 6, 2021.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “expect,” “believe,” “targets,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Part I, Item 1A in our Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of this Form 10-Q, as well as any other cautionary language in these filings, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 and the unaudited Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks ended April 3, 2021 and April 4, 2020, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended
	April 3, 2021	April 4, 2020
Operating revenues:
Truckload services	14.4%	15.4%
Brokerage services	23.3	22.5
Intermodal services	25.0	28.9
Dedicated services	11.6	8.3
Value-added services	25.7	24.9
Total operating revenues	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended April 3, 2021 and April 4, 2020, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	April 3, 2021	April 4, 2020
Operating revenues:	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	45.6	47.3
Direct personnel and related benefits	25.9	25.5
Operating supplies and expenses	8.9	8.0
Commission expense	1.8	1.9
Occupancy expense	2.0	2.3
General and administrative	2.2	2.3
Insurance and claims	1.5	1.3
Depreciation and amortization	4.6	5.1
Total operating expenses	92.5	93.7
Income from operations	7.5	6.3
Interest and other non-operating expense, net	(0.5)	(2.1)
Income before income taxes	7.0	4.2
Income tax expense	1.8	1.0
Net income	5.2%	3.2%

Thirteen Weeks Ended April 3, 2021 Compared to Thirteen Weeks Ended April 4, 2020

Operating revenues. Operating revenues for the thirteen weeks ended April 3, 2021 increased $33.1 million, or 8.7%, to $415.2 million from $382.2 million for the thirteen weeks ended April 4, 2020. Included in operating revenues are separately-identified fuel surcharges of $20.2 million for the thirteen weeks ended April 3, 2021 compared to $23.1 million for the thirteen weeks ended April 4, 2020. Consolidated income from operations increased $7.2 million, or 30.3%, to $31.2 million for the first quarter 2021 compared to $23.9 million during the same period last year.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $27.9 million, or 21.9%, to $154.9 million in the first quarter 2021 compared to $127.0 million in the previous year. Income from operations in the contract logistics segment increased $5.1 million, or 43.9%, to $16.8 million for the thirteen weeks ended April 3, 2021 compared to $11.7 million in the same period last year. The improved performance was due to the successful launch of new business wins and robust volumes at current operations. In the first quarter of 2021, Universal managed 60 value-added programs compared to 56 in the prior year period. During the recently completed quarter, dedicated transportation load count increased 12.1% to 156,375 from 139,515 in the first quarter 2020.

In the intermodal segment, operating revenues decreased $6.6 million to $103.7 million in the first quarter 2021 compared to $110.3 million in the previous year. Intermodal revenues for the thirteen weeks ended April 3, 2021 included $10.2 million in separately identified fuel surcharges, compared to $13.6 million in the same period last year. During the first quarter 2021, Universal moved 179,905 intermodal loads compared to 197,783 in the first quarter 2020, a decrease of 9.0%, while its average operating revenue per load, excluding fuel surcharges decreased 6.5% to $461 from $493. These decreases were partially offset by increases in accessorial and other non-line haul charges during the recently ended quarter. Income from operations in the intermodal segment decreased $0.5 million to $8.5 million for the thirteen weeks ended April 3, 2021 compared to $9.0 million in the first quarter 2020. As a percentage of revenue, operating margin in the intermodal segment was unchanged at 8.2% during both the first quarters of 2021 and 2020.

In the trucking segment, which includes agent-based and company-managed trucking operations, operating revenues increased $3.3 million to $94.9 million in the first quarter 2021 compared to $91.6 million in the prior year period. Included in trucking segment revenues for the first quarter 2021 were $5.1 million in separately identified fuel surcharges compared to $6.0 million during the first quarter 2020. Income from operations in the trucking segment increased $0.7 million to $5.2 million for the first quarter 2021 compared to $4.5 million in the same period last year. During the recently completed quarter, Universal’s average operating revenue per load, excluding fuel surcharges, increased 7.1% to $1,246 from $1,163 in the prior year period; however, this increase was partially offset by a 4.6% decrease in load volumes.  During the first quarter 2021, Universal moved 72,744 loads compared to 76,216 during the same period last year.

In the company-managed brokerage segment, operating revenues increased $8.3 million, or 15.8%, to $61.1 million in the thirteen weeks ending April 3, 2021 compared to $52.8 million in the thirteen weeks ending April 4, 2020. During the recently completed quarter, the average operating revenue per load, excluding fuel surcharges, increased 42.4% to $1,737 from $1,220 in the first quarter 2020; however, load volumes fell 20.8% to 32,885 from 41,523. As a percentage of revenue, operating margin for the company-managed brokerage segment was 0.7% for the first quarter 2021 compared to (2.6%) in the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the first quarter 2021 increased $8.5 million, or 4.7%, to $189.3 million from $180.9 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers.  The increases or decreases are generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and to a lesser extent, dedicated services, which uses a higher mix of company-drivers compared to owner-operators. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an overall increase in transportation-related services. First quarter 2021 transportation-related service revenues increased 7.5% compared to the first quarter of 2020. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 45.6% compared to 47.3% during the same period last year due to a decrease in the mix of transportation-related service revenue. As a percentage of total revenues, transportation-related service revenue decreased to 74.2% for 2021 compared to 75.0% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for the thirteen weeks ended April 3, 2021 increased by $10.2 million, or 10.4%, to $107.6 million compared to $97.4 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation. The increase was due to the launch of new business wins and robust volumes experienced during the current quarter. As a percentage of operating revenues, personnel and related benefits increased to 25.9% for the thirteen weeks ended April 3, 2021, compared to 25.5% for the thirteen weeks ended April 4, 2020. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $6.4 million, or 20.8%, to $37.1 million for the thirteen weeks ended April 3, 2021 compared to $30.7 million for the thirteen weeks ended April 4, 2020. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements driving the change included increases of $3.7 million in operating supplies and material costs in operations supporting heavy-truck programs, $1.3 million in professional fees, and $1.2 million in vehicle and other maintenance.

Commission expense. Commission expense for the first quarter 2021 increased by $0.2 million, or 2.1%, to $7.3 million from $7.2 million for the first quarter 2020. Commission expense increased due to increased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense decreased to 1.8% for the thirteen weeks ending April 3, 2021, compared to 1.9% one year earlier.

Occupancy expense. Occupancy expenses decreased by $0.7 million, or 7.4%, to $8.2 million for the thirteen weeks ended April 3, 2021. This compares to $8.8 million for the thirteen weeks ended April 4, 2020. The decrease was primarily attributable to a decrease in building rents as we consolidated facilities for certain value-added programs.

General and administrative. General and administrative expense for the thirteen weeks ended April 3, 2021 increased by $0.3 million to $9.2 million from $8.9 million in the thirteen weeks ended April 4, 2020. The increase was attributable to a $0.4 million increase in salaries, wages, and benefits and a $0.4 million increase in professional fees. These increases were partially offset by a $0.5 million decrease in other general and administrative expenses.  As a percentage of operating revenues, general and administrative expense was 2.2% for the first quarter 2021 compared to 2.3% for the first quarter 2020.

Insurance and claims. Insurance and claims expense for the first quarter 2021 increased by $1.5 million to $6.3 million from $4.9 million in the first quarter 2020. As a percentage of operating revenues, insurance and claims increased to 1.5% for the thirteen weeks ending April 3, 2021 compared to 1.3% for the first quarter 2020. The increase was attributable to a $1.5 million increase in cargo and service failure claims.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended April 3, 2021 decreased by $0.4 million, or 2.2%, to $19.1 million from $19.5 million for 2020. Depreciation expense increased $0.2 million and amortization expense decreased $0.6 million.

Interest expense, net. Net interest expense was $3.2 million for the thirteen weeks ended April 3, 2021 compared to $4.2 million for the thirteen weeks ended April 4, 2020. The decrease in net interest expense reflects a decrease in our outstanding borrowings as well as a decrease in interest rates on our outstanding borrowings. As of April 4, 2021, our outstanding borrowings totaled $430.5 million compared to $480.8 million at the same time last year.

Other non-operating income (expense). Other non-operating income was $1.0 million for the first quarter 2021 compared to $3.6 million of other non-operating expense for the first quarter 2020. Other non-operating income for the first quarter 2021 includes a $0.9 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income compared to a pre-tax holding loss of $3.4 million in the first quarter 2020.

Income tax expense. Income tax expense for the first quarter 2021 was $7.3 million, compared to $3.9 million for the first quarter 2020, based on an effective tax rate of 25.3% and 24.4% respectively. The increase in income taxes in 2021 is the result of an increase in taxable income and our effective tax rate for the thirteen weeks ended April 3, 2021 compared to the thirteen weeks ended April 4, 2020.

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

During the thirteen weeks ended April 3, 2021, our capital expenditures totaled $4.9 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2021, exclusive of any acquisitions of businesses and strategic real estate purchases, we expect our capital expenditures to be in the range of 5% to 6% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After taking into account the regular quarterly dividends made during the year, our Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  The Board of Directors did not declare a special dividend in the first quarter of 2021.  On April 29, 2021, our Board of Directors did declare the regular quarterly cash dividend of $0.105 per share of common stock payable July 6, 2021 to shareholders of record at the close of business June 7, 2021. During the first half of 2020, our Board of Directors temporarily suspended the Company’s cash dividend policy due to the uncertainty caused by the Covid-19 pandemic.  The policy has since been reinstated. During the year ended December 31, 2020, we paid a total of $0.21 per common share, or $5.7 million.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility (the “Credit Facility”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At April 3, 2021, we were in compliance with all covenants under the Credit Facility, and $67.5 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on specific titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 5.13%.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at variable rates ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At April 3, 2021, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of April 3, 2021, and the maximum available borrowings were $4.2 million.

Discussion of Cash Flows

At April 3, 2021, we had cash and cash equivalents of $10.8 million compared to $8.8 million at December 31, 2020.  Operating activities provided $43.1 million in net cash, and we used $36.9 million in financing activities and $4.2 million in investing activities.

The $43.1 million in net cash provided by operations was primarily attributed to $21.7 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gain on marketable equity securities, gains on equipment sales, amortization of debt issuance costs, stock-based compensation, and provisions for doubtful accounts totaling $26.1 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $4.7 million.   The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, an increase in trade and other accounts receivable, and decreases in income taxes payable and other long-term liabilities. These were partially offset by increases in accruals for insurance and claims, trade accounts payable, accrued expenses and other current liabilities, and a decrease in prepaid expenses and other assets. Affiliate transactions increased net cash provided by operating activities by $0.2 million due to an increase in accounts payable to affiliates.

The $4.2 million in net cash used in investing activities consisted of $4.9 million in capital expenditures and $0.1 million in marketable securities purchases.  These uses were partially offset by $0.8 million in proceeds from the sale of equipment and $0.1 million in proceeds from the sale of marketable securities.

We used $36.9 million in financing activities during the thirteen weeks ended April 3, 2021. During the period we paid cash dividends of $5.7 million.  We had outstanding borrowings totaling $430.5 million at April 3, 2021 compared to $461.7 million at December 31, 2020.  During the period we made net repayments on our revolving lines of credit totaling $18.8 million and term loan, and equipment and real estate note payments totaling $15.4 million.  We also borrowed $3.0 million for new equipment during the period.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2020. There have been no changes in our accounting policies during the thirteen weeks ended April 3, 2021.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended April 3, 2021. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 3, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we concluded there was a material weakness in our internal control over financial reporting resulting from the absence of formalized policies and controls designed to identify the status of and any modifications to our existing facility lease obligations. As discussed below, we are taking steps to remediate this material weakness in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate the material weakness.

Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts

Starting in 2021, we commenced measures to remediate the identified material weakness. Those remediation measures are ongoing and include the following:

•

Formally assessing our applicable policies and improving our procedures for the review of our existing facility leases, the approval of modifications to or extensions of such leases, and the authority for approval of entry into new facility leases;

•

modifying our applicable policies and improving our procedures to include not less than a quarterly review of all existing facility leases to confirm the status of their respective terms and their anticipated dates of expiration, extension, or renewal; and

•	modifying our policies and improving our procedures by requiring dual signatures on all new real property lease agreements or amendments to existing leases.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal controls over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1A: RISK FACTORS

Except as noted below, there have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2020.

A determination that independent contractors are employees could expose us to various liabilities and additional costs.

Federal and state legislation, as well as tax and other regulatory authorities, often seek to assert that independent contractors in the transportation service industry are employees rather than independent contractors. An example of such legislation, recently enacted in California, had been under a judicial stay with respect to trucking companies while a legal challenge to the law is pending; however, the judicial stay was reversed by a Ninth Circuit panel on April 28, 2021. While the panel’s decision may be subject to a petition for rehearing, there can be no assurance that the California law will not be enforceable against trucking companies in the near future or that interpretations supporting the independent contractor status will not change, that other federal or state legislation will not be enacted, or that various authorities will not successfully assert a position that re-classifies independent contractors to be employees. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

We are subject to certain risks arising from doing business in Mexico.

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including but not limited to the following:

•	Fluctuations in foreign currencies;
•	changes in the economic strength of Mexico;
•	difficulties in enforcing contractual obligations and intellectual property rights;
•	burdens of complying with a wide variety of international and U.S. export and import laws; and
•	social, political, and economic instability.

We also face additional risks associated with our business in Mexico, including but not limited to the following:

•	Changes in Mexican law that would prohibit the hiring of outsourced personnel except under specified circumstances;
•	any change in Mexican law that materially modifies the calculation of an employer’s profit-sharing payments to employees;
•	the adoption and enforcement of restrictive trade policies;
•	the imposition of any import or export tariffs, taxes, duties, or fees; and
•	potential disruptions or delays at border crossings due to immigration-related issues or other factors.

If we are unable to address business concerns related to our Mexican operations in a timely and cost-efficient manner, our financial position, results of operations, or cash flows could be adversely affected.

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: May 13, 2021	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: May 13, 2021	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer