Form 10-Q
period 2021-07-03
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2021-08-12
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 9, 2021, was 26,919,455.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	July 3, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$13,098	$8,763
Marketable securities	7,915	6,534
Accounts receivable – net of allowance for doubtful accounts of $5,676 and $5,140, respectively	285,432	259,154
Other receivables	26,075	22,422
Prepaid expenses and other	25,613	23,427
Due from affiliates	1,026	1,224
Total current assets	359,159	321,524
Property and equipment – net of accumulated depreciation of $314,451 and $298,789, respectively	350,340	364,795
Operating lease right-of-use asset	100,376	97,820
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $100,565 and $93,574, respectively	95,245	102,236
Deferred income taxes	2,159	2,159
Other assets	4,211	3,785
Total assets	$1,082,220	$1,063,049
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$104,258	$97,916
Current portion of long-term debt	60,008	59,713
Current portion of operating lease liabilities	23,264	21,920
Accrued expenses and other current liabilities	41,364	39,588
Insurance and claims	26,987	25,022
Due to affiliates	13,979	17,093
Income taxes payable	5,348	11,555
Total current liabilities	275,208	272,807
Long-term liabilities:
Long-term debt, net of current portion	372,149	400,407
Operating lease liabilities, net of current portion	80,988	78,093
Deferred income taxes	64,426	64,426
Other long-term liabilities	7,541	7,743
Total long-term liabilities	525,104	550,669
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,986,702 and 30,979,827 shares issued; 26,919,455 and 26,912,580 shares outstanding, respectively	30,988	30,981
Paid-in capital	4,639	4,484
Treasury stock, at cost; 4,067,247 shares	(82,385)	(82,385)
Retained earnings	335,252	293,643
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $(107) and $(142), respectively	(313)	(476)
Foreign currency translation adjustments	(6,273)	(6,674)
Total shareholders’ equity	281,908	239,573
Total liabilities and shareholders’ equity	$1,082,220	$1,063,049

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Operating revenues:
Truckload services	$58,880	$40,523	$118,582	$99,421
Brokerage services	102,532	62,782	199,451	148,681
Intermodal services	106,601	82,881	210,318	193,203
Dedicated services	50,396	18,031	98,357	49,610
Value-added services	104,374	53,763	211,307	149,227
Total operating revenues	422,783	257,980	838,015	640,142
Operating expenses:
Purchased transportation and equipment rent	198,031	128,611	387,363	309,467
Direct personnel and related benefits	111,000	57,592	218,552	154,980
Operating supplies and expenses	32,713	16,962	69,805	47,657
Commission expense	8,570	5,024	15,894	12,194
Occupancy expense	9,389	8,984	17,569	17,815
General and administrative	9,693	6,580	18,869	15,504
Insurance and claims	5,735	4,858	12,070	9,730
Depreciation and amortization	16,339	18,530	35,424	38,048
Total operating expenses	391,470	247,141	775,546	605,395
Income from operations	31,313	10,839	62,469	34,747
Interest income	14	15	32	23
Interest expense	(2,940)	(3,453)	(6,121)	(7,670)
Other non-operating income (expense)	6,079	811	7,085	(2,794)
Income before income taxes	34,466	8,212	63,465	24,306
Income tax expense	8,862	2,044	16,205	5,975
Net income	$25,604	$6,168	$47,260	$18,331
Earnings per common share:
Basic	$0.95	$0.23	$1.76	$0.68
Diluted	$0.95	$0.23	$1.75	$0.68
Weighted average number of common shares outstanding:
Basic	26,919	26,919	26,918	27,074
Diluted	26,936	26,919	26,933	27,074
Dividends declared per common share	$0.105	$-	$0.210	$0.105

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net Income	$25,604	$6,168	$47,260	$18,331
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $2, $(11), $35 and $(146), respectively	30	(24)	163	(472)
Foreign currency translation adjustments	(666)	1,824	401	1,144
Total other comprehensive income (loss)	(636)	1,800	564	672
Total comprehensive income	$24,968	$7,968	$47,824	$19,003

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	July 3, 2021	July 4, 2020
Cash flows from operating activities:
Net income	$47,260	$18,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,424	38,048
Noncash lease expense	12,873	14,724
(Gain) loss on marketable equity securities	(1,384)	2,534
Gain on disposal of property and equipment	(721)	(591)
Amortization of debt issuance costs	240	294
Stock-based compensation	162	195
Provision for doubtful accounts	2,597	1,348
Deferred income taxes	(21)	(2,208)
Change in assets and liabilities:
Trade and other accounts receivable	(32,999)	25,543
Prepaid expenses and other assets	(2,460)	(2,693)
Principal reduction in operating lease liabilities	(12,232)	(14,310)
Accounts payable, accrued expenses and other current liabilities, insurance and claims, and income taxes payable	7,637	26,013
Due to/from affiliates, net	(2,916)	1,690
Other long-term liabilities	(4)	(498)
Net cash provided by operating activities	53,456	108,420
Cash flows from investing activities:
Capital expenditures	(16,941)	(42,369)
Proceeds from the sale of property and equipment	3,878	2,509
Purchases of marketable securities	(114)	(360)
Proceeds from sale of marketable securities	117	—
Net cash used in investing activities	(13,060)	(40,220)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	191,947	141,801
Repayments of debt - revolving debt	(192,820)	(203,053)
Proceeds from borrowing - term debt	3,946	35,295
Repayments of debt - term debt	(31,276)	(28,182)
Borrowings under margin account	—	256
Repayments under margin account	—	(256)
Dividends paid	(8,480)	(5,731)
Capitalized financing costs	—	(46)
Purchases of treasury stock	—	(5,000)
Net cash used in financing activities	(36,683)	(64,916)
Effect of exchange rate changes on cash and cash equivalents	622	(3,033)
Net increase in cash	4,335	251
Cash and cash equivalents – beginning of period	8,763	7,726
Cash and cash equivalents – end of period	$13,098	$7,977
Supplemental cash flow information:
Cash paid for interest	$5,993	$7,033
Cash paid for income taxes	$22,909	$457

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2019	$30,972	$4,298	$(77,247)	$251,204	$(4,010)	$205,217
Net income	—	—	—	12,163	—	12,163
Comprehensive (loss)	—	—	—	—	(1,128)	(1,128)
Dividends ($0.105 per share)	—	—	—	(2,865)	—	(2,865)
Stock based compensation	9	186	—	—	—	195
Purchases of treasury stock	—	—	(4,919)	—	—	(4,919)
Balances - April 4, 2020	30,981	4,484	(82,166)	260,502	(5,138)	208,663
Net income	—	—	—	6,168	—	6,168
Comprehensive income	—	—	—	—	1,800	1,800
Purchases of treasury stock	—	—	(81)	—	—	(81)
Balances – July 4, 2020	$30,981	$4,484	$(82,247)	$266,670	$(3,338)	$216,550

Balances – December 31, 2020	$30,981	$4,484	$(82,385)	$293,643	$(7,150)	$239,573
Net income	—	—	—	21,656	—	21,656
Comprehensive income	—	—	—	—	1,200	1,200
Dividends ($0.105 per share)	—	—	—	(2,865)	—	(2,865)
Stock based compensation	7	155				162
Balances - April 3, 2021	30,988	4,639	(82,385)	312,434	(5,950)	259,726
Net income	—	—	—	25,604	—	25,604
Comprehensive income	—	—	—	—	(636)	(636)
Dividends ($0.105 per share)	—	—	—	(2,786)	—	(2,786)
Balances – July 3, 2021	$30,988	$4,639	$(82,385)	$335,252	$(6,586)	$281,908

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The new standard will become effective for us beginning with the first quarter 2023.  The Company is evaluating the new guidance but does not expect it to have a material impact on our consolidated financial statements.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	July 3, 2021	December 31, 2020
Prepaid expenses and other - contract assets	$1,873	$2,520

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

The following table sets forth market value, cost, and unrealized gains on equity securities (in thousands):

	July 3, 2021	December 31, 2020
Fair value	$7,915	$6,534
Cost	6,426	6,579
Unrealized gain (loss)	$1,489	$(45)

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	July 3, 2021	December 31, 2020
Gross unrealized gains	$2,434	$1,627
Gross unrealized losses	(945)	(1,672)
Net unrealized gains (losses)	$1,489	$(45)

The following table shows the Company’s net realized gains (loss) on marketable equity securities (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Realized gain
Sale proceeds	$—	$—	$117	$—
Cost basis of securities sold	—	—	92	—
Realized gain	$—	$—	$25	$—

Realized gain, net of taxes	$—	$—	$19	$—

During the thirteen-week and twenty-six week periods ended July 3, 2021, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $385,000 and $1,359,000, respectively, which was reported in other non-operating income (expense) for the period.

During the thirteen-week and twenty-six week periods ended July 4, 2020, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $875,000 and $(2,534,000), respectively, which was reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	July 3, 2021	December 31, 2020

Accrued payroll	$14,564	$11,536
Accrued payroll taxes	11,094	11,601
Driver escrow liabilities	4,020	4,045
Legal settlements and claims	5,635	3,700
Commissions, taxes and other	6,051	8,706
Total	$41,364	$39,588

(6)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at July 3, 2021	July 3, 2021	December 31, 2020
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	1.85%	$125,625	$131,250
Revolver	1.85%	150,453	151,326
Equipment Financing (2)	2.25% to 5.13%	112,158	129,870
Real Estate Financing (3)	1.95% to 2.35%	45,255	49,248
Margin Facility (4)	1.20%	—	—
Unamortized debt issuance costs		(1,334)	(1,574)
		432,157	460,120
Less current portion of long-term debt		60,008	59,713
Total long-term debt, net of current portion		$372,149	$400,407

(1) Our Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate plus an applicable margin for each based the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At July 3, 2021, we were in compliance with all covenants under the facility, and $49.5 million was available for borrowing on the revolver.

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

(3) Our Real Estate Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at a variable rate ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At July 3, 2021, we were in compliance with all covenants.

(4) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At July 3, 2021, the maximum available borrowings under the line of credit were $4.2 million.

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The Company executed the swap agreements to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $12.0 million at July 3, 2021. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25% and pays a fixed rate. The first swap became effective in October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires in July 2026. The second swap became effective in October 2016, has a rate of 3.83% (amortizing notional amount of $2.0 million) and expires in May 2022. At July 3, 2021, the fair value of the swap agreements was a liability of $0.4 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 7 for additional information pertaining to interest rate swaps.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	July 3, 2021
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$9	$—	$—	$9
Marketable securities	7,915	—	—	7,915
Total	$7,924	$—	$—	$7,924

Liabilities
Interest rate swaps	$—	$420	$—	$420
Total	$—	$420	$—	$420

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$9	$—	$—	$9
Marketable securities	6,534	—	—	6,534
Total	$6,543	$—	$—	$6,543

Liabilities
Interest rate swaps	$—	$619	$—	$619
Total	$—	$619	$—	$619

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at July 3, 2021 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$112,158	$114,406

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)Leases

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

As of July 3, 2021, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of July 3, 2021, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the thirteen weeks and twenty-six weeks ended July 3, 2021 and July 4, 2020 (in thousands):

	Thirteen weeks ended July 3, 2021
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,514	$5,840	$8,354
Short-term lease cost	26	2,840	2,866
Variable lease cost	210	799	1,009
Sublease income	-	(265)	(265)
Total lease cost	$2,750	$9,214	$11,964

	Thirteen weeks ended July 4, 2020
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,434	$5,840	$8,274
Short-term lease cost	166	1,074	1,240
Variable lease cost	40	970	1,010
Sublease income	-	(724)	(724)
Total lease cost	$2,640	$7,160	$9,800

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)Leases – continued

	Twenty-six weeks ended July 3, 2021
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$5,041	$11,642	$16,683
Short-term lease cost	27	3,996	4,023
Variable lease cost	420	1,388	1,808
Sublease income	-	(1,024)	(1,024)
Total lease cost	$5,488	$16,002	$21,490

	Twenty-six weeks ended July 4, 2020
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$5,270	$11,799	$17,069
Short-term lease cost	407	2,271	2,678
Variable lease cost	267	1,763	2,030
Sublease income	-	(1,603)	(1,603)
Total lease cost	$5,944	$14,230	$20,174

The following table summarizes other lease related information as of and for the twenty-six week periods ended July 3, 2021 and July 4, 2020 (in thousands):

	July 3, 2021
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$4,831	$11,310	$16,141
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,526	$12,880	$16,406
Weighted-average remaining lease term (in years)	5.8	4.7	5.1
Weighted-average discount rate	7.1%	5.6%	6.1%

	July 4, 2020
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$5,193	$11,341	$16,534
Right-of-use asset change due to lease termination	$-	$(1,409)	$(1,409)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,941	$15,147	$17,088
Weighted-average remaining lease term (in years)	6.6	4.7	5.3
Weighted-average discount rate	7.8%	4.5%	5.7%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)Leases – continued

Future minimum lease payments under these operating leases as of July 3, 2021, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
Year one	$8,522	$19,879	$28,401
Year two	7,090	16,077	23,167
Year three	6,731	13,491	20,222
Year four	6,345	12,386	18,731
Year five	3,601	10,376	13,977
Thereafter	9,724	6,992	16,716
Total required lease payments	$42,013	$79,201	$121,214
Less amounts representing interest			(16,962)
Present value of lease liabilities			$104,252

(9)	Transactions with Affiliates

CenTra, Inc. (“CenTra”), an affiliate of the Company that is owned by our controlling shareholder, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, IT infrastructure and other requested services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from affiliates owned by our controlling shareholder, including CenTra. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and twenty-six weeks ended July 3, 2021 and July 4, 2020, respectively (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020

Administrative support services	$1,882	$343	$1,997	$532
Truck fuel, tolls and maintenance	233	104	411	410
Real estate rent and related costs	3,357	3,506	6,271	6,814
Insurance and employee benefit plans	11,807	7,353	23,303	20,507
Purchased transportation and equipment rent	10	6	19	11
Total	$17,289	$11,312	$32,001	$28,274

We pay CenTra and related affiliates the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliate’s trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased. In connection with our transportation services, we also pay tolls and other fees for international bridge crossings to certain related entities which are under common control with CenTra.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Transactions with Affiliates - continued

We also lease 28 facilities from related parties.  Our occupancy is based on either month-to-month or contractual, multi-year lease arrangements that are billed and paid monthly. Leasing properties from a related party affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 8, “Leases” for further information regarding the cost of leased properties.

We purchase workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company owned by our controlling shareholder. Our employee health care benefits and 401(k) programs are also provided by this affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At July 3, 2021 and December 31, 2020, amounts due to affiliates were $14.0 million and $17.1 million, respectively. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At July 3, 2021 and December 31, 2020, there were $14.6 million and $13.3 million, respectively, included in each of these accounts for insured claims.

We purchased wheels and tires from an affiliate during the twenty-six weeks ended July 4, 2020 totaling $618,000.  There were no such purchases made during the twenty-six weeks ended July 3, 2021.

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks and twenty-six weeks ended July 3, 2021 and July 4, 2020 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Purchased transportation and equipment rent	$209	$221	$258	$356
Total	$209	$221	$258	$356

At July 3, 2021 and December 31, 2020, amounts due from affiliates were $1.0 million and $1.2 million, respectively.

(10)	Stock Based Compensation

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

On February 20, 2019, the Company granted 44,500 shares of restricted stock to certain of its employees, including 10,000 shares to our Chief Financial Officer. The restricted stock awards have a grant date fair value of $23.56 per share, based on the closing price of the Company’s stock, and any non-vested shares under the awards vest in four equal increments on each February 20 in 2020, 2021, 2022 and 2023.

 The vesting of restricted stock awards to a grantee may be accelerated under certain conditions, including retirement.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Stock Based Compensation - continued

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	85,625	$19.90
Granted	—	$-
Vested	(6,875)	$23.56
Forfeited	—	$-
Balance at July 3, 2021	78,750	$19.58

In each of the twenty-six week periods ended July 3, 2021 and July 4, 2020, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million.  As of July 3, 2021, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.2 million in each year of 2022 and 2023, and $0.4 million in 2024, $0.3 million in 2026, and $0.2 million in each 2027 and 2028.

(11)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks and twenty-six weeks ended July 3, 2021, there were 16,704 and 15,689 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and twenty-six weeks ended July 4, 2020, no shares of non-vested restricted stock were included in the denominator for the calculation of diluted earnings per share.

In each of the thirteen weeks and twenty-six weeks ended July 4, 2020, we excluded 85,625 shares of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive. No such shares were excluded from the calculation of diluted earnings per share during the thirteen weeks or twenty-six weeks ended July 3, 2021.

(12)	Dividends

On April 29, 2021, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on July 6, 2021 to shareholders of record at the close of business on June 7, 2021.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments for the thirteen week and twenty-six week periods ended July 3, 2021 and July 4, 2020 (in thousands):

	Operating Revenues
	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Contract logistics	$154,770	$71,794	$309,664	$198,837
Intermodal	106,601	82,881	210,318	193,203
Trucking	99,778	63,004	194,678	154,573
Company-managed brokerage	60,431	39,946	121,537	92,727
Other	1,203	355	1,818	802
Total operating revenues	$422,783	$257,980	$838,015	$640,142

	Eliminated Inter-segment Revenues
	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Contract logistics	$92	$1,121	$379	$1,356
Intermodal	1,308	306	2,385	643
Trucking	7,095	1,429	12,551	2,111
Company-managed brokerage	443	362	980	954
Total operating revenues	$8,938	$3,218	$16,295	$5,064

	Income from Operations
	Thirteen weeks ended		Twenty-six weeks ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Contract logistics	$15,946	$750	$32,766	$12,440
Intermodal	6,152	4,739	14,646	13,739
Trucking	6,482	3,594	11,672	8,094
Company-managed brokerage	2,445	1,702	2,886	305
Other	288	54	499	169
Total operating revenues	$31,313	$10,839	$62,469	$34,747

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

On March 17, 2021, the Company received a complaint from the National Labor Relations Board (the “NLRB”) based on charged alleged by the International Brotherhood of Teamsters against four of the Company’s operating subsidiaries. The charges stem from the Company’s decision to close underperforming operations in California in December 2019. The Teamsters allege, among other things, that the Company’s subsidiaries engaged in unfair labor practices and failure to negotiate in good faith and are seeking reinstatement of terminated individuals with back pay.  The gross amount of the claim for back pay is approximately $5.9 million.  The amount of the back pay does not, however, take into consideration any of the offsetting earnings made by terminated individuals since their separation from the Company. In April 2021, the Company answered the complaint by denying it engaged in any unfair labor practices and maintaining that the Company closed the underperforming California terminal due to financial reasons. In June 2021, the Company participated in the first phase of hearings with the NLRB.  The hearing will be continued in late July and is expected to be completed shortly thereafter. The Company currently estimates the possible range of financial exposure in the matter to be between $0.8 million and $5.9 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $1.9 million.  While the outcome of these claims cannot be predicted with any certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

On June 1, 2021, the Company entered into a settlement agreement with various parties, including a former agent of the Company. The agreement resolves all breach of contract, tortious interference, and other claims previously asserted by the Company against the defendants. Under the terms of the agreement, the Company agreed to accept $6.0 million in cash payable in three equal tranches of $2.0 million on June 21, 2021, September 30, 2021 and December 31, 2021. As a result of the settlement, during the second quarter 2021, the Company recorded a $5.7 million gain in other non-operating income. On June 9, 2021, the Company received the first payment of $2.0 million.

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

At July 3, 2021, approximately 40% of our employees in the United States, Canada and Colombia, and 86% of our employees in Mexico were subject to collective bargaining agreements that are renegotiated periodically, 21% of which are subject to contracts that expire in 2021.
(15)	Subsequent Events

On July 29, 2021, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on September 6, 2021 and is expected to be paid on October 4, 2021.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and twenty-six weeks ended July 3, 2021 and July 4, 2020, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Operating revenues:
Truckload services	13.9%	15.7%	14.2%	15.5%
Brokerage services	24.3	24.3	23.8	23.2
Intermodal services	25.2	32.1	25.1	30.2
Dedicated services	11.9	7.0	11.7	7.7
Value-added services	24.7	20.8	25.2	23.3
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and twenty-six weeks ended July 3, 2021 and July 4, 2020, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	46.8	49.9	46.2	48.3
Direct personnel and related benefits	26.3	22.3	26.1	24.2
Operating supplies and expenses	7.7	6.6	1.9	1.9
Commission expense	2.0	1.9	8.3	7.4
Occupancy expense	2.2	3.5	2.1	2.8
General and administrative	2.3	2.6	2.3	2.4
Insurance and claims	1.4	1.9	1.4	1.5
Depreciation and amortization	3.9	7.2	4.2	5.9
Total operating expenses	92.6	95.8	92.5	94.6
Income from operations	7.4	4.2	7.5	5.4
Interest and other non-operating income (expense), net	0.7	(1.0)	0.1	(1.6)
Income before income taxes	8.2	3.2	7.6	3.8
Income tax expense	2.1	0.8	1.9	0.9
Net income	6.1%	2.4%	5.6%	2.9%

Thirteen Weeks Ended July 3, 2021 Compared to Thirteen Weeks Ended July 4, 2020

Operating revenues. Operating revenues for the thirteen weeks ended July 3, 2021 increased $164.8 million, or 63.9%, to $422.8 million from $258.0 million for the thirteen weeks ended July 4, 2020. Included in operating revenues are separately-identified fuel surcharges of $23.0 million for the thirteen weeks ended July 3, 2021 compared to $12.4 million for the thirteen weeks ended July 4, 2020. Consolidated income from operations increased $20.5 million, or 188.9%, to $31.3 million for the second quarter 2021 compared to $10.8 million during the same period last year. Second quarter 2020 results were negatively impacted by the Covid-19 pandemic which resulted in a substantial portion of our customers being shuttered during the quarter. Second quarter 2021 results include a favorable legal settlement which resulted in a $5.7 million pre-tax gain.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $83.0 million, or 115.6%, to $154.8 million in the second quarter 2021 compared to $71.8 million in the previous year. Income from operations in the contract logistics segment increased $15.2 million to $15.9 million for the thirteen weeks ended July 3, 2021 compared to $0.8 million in the same period last year. The improved performance was due to recent program wins and a more stable operating environment. Second quarter 2020 results were negatively impacted by the shutdown of North American automotive and heavy-duty truck manufacturing due to the Covid-19 pandemic. In the second quarter of 2021, Universal managed 60 value-added programs compared to 55 in the prior year period. During the recently completed quarter, dedicated transportation load count increased 170.6% to 156,119 from 57,703 in the second quarter 2020. Second quarter 2021 results in the contract logistics segment include approximately $5.0 million of losses incurred in connection with a recent program launch. As a percentage of revenue, operating margin in the contract logistics segment for the second quarter 2021 was 10.3% compared to 1.0% during the same period last year.

In the intermodal segment, operating revenues increased $23.7 million, or 28.6%, to $106.6 million in the second quarter 2021 compared to $82.9 million in the previous year. Intermodal revenues for the thirteen weeks ended July 3, 2021 included $11.7 million in separately identified fuel surcharges, compared to $8.2 million in the same period last year. During the second quarter 2021, Universal moved 169,441 intermodal loads compared to 156,779 in the second quarter 2020, an increase of 8.1%, while its average operating revenue per load, excluding fuel surcharges, increased 5.8% to $490 from $463. Additionally, assessorial and other non-line haul charges increased $5.9 million during the second quarter 2021. Income from operations in the intermodal segment increased $1.4 million to $6.2 million for the thirteen weeks ended July 3, 2021 compared to $4.7 million in the second quarter 2020. As a percentage of revenue, operating margin in the intermodal segment increased to 5.8% compared to 5.7% in the second quarter of 2020.

In the trucking segment, which includes agent-based and company-managed trucking operations, operating revenues increased $36.8 million to $99.8 million in the second quarter 2021 compared to $63.0 million in the prior year period. Included in trucking segment revenues for the second quarter 2021 were $6.0 million in separately identified fuel surcharges compared to $2.9 million during the second quarter 2020. Income from operations in the trucking segment increased $2.9 million to $6.5 million for the second quarter 2021 compared to $3.6 million in the same period last year. During the recently completed quarter, load volumes increased 47.7% to 75,645 loads compared to 51,222 during the same period last year. Universal’s average operating revenue per load, excluding fuel surcharges, also increased 3.5% to $1,286 from $1,242 in the prior year period.  As a percentage of revenue, operating margin in the trucking segment for the second quarter 2021 was 6.5% compared to 5.7% for the second quarter 2020.

In the company-managed brokerage segment, operating revenues increased $20.5 million, or 51.3%, to $60.4 million in the thirteen weeks ending July 3, 2021 compared to $39.9 million in the thirteen weeks ending July 4, 2020. Income from operations in the company-managed brokerage segment increased $0.7 million to $2.4 million for the second quarter 2021 from $1.7 million for the second quarter 2020. Average operating revenue per load, excluding fuel surcharges, increased 71.4% to $1,879 in the second quarter 2021 from $1,096 in the second quarter 2020. Company-managed brokerage load volumes decreased 6.1% to 31,006 from 33,020. As a percentage of revenue, operating margin for the company-managed brokerage segment was 4.0% for the second quarter 2021 compared to 4.3% in the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the second quarter 2021 increased $69.4 million, or 54.0%, to $198.0 million from $128.6 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and to a lesser extent, dedicated services, which uses a higher mix of company-drivers compared to owner-operators. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues. Second quarter 2021 transportation-related service revenues increased 55.9% compared to the second quarter of 2020. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 46.8% compared to 49.9% during the same period last year. The decrease was due to a decrease in the mix of transportation-related service revenue. As a percentage of total revenues, transportation-related service revenue decreased to 75.3% for the thirteen weeks ended July 3, 2021 compared to 79.2% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for the thirteen weeks ended July 3, 2021 increased by $53.4 million, or 92.7%, to $111.0 million compared to $57.6 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The increase was due to the launch of new business wins and robust volumes in our contract logistics segment in 2021, as well as the impact of temporary layoffs and furloughs in 2020 in response to the Covid-19 pandemic. As a percentage of operating revenues, personnel and related benefits increased to 26.3% for the thirteen weeks ended July 3, 2021, compared to 22.3% for the thirteen weeks ended July 4, 2020. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $15.8 million, or 92.9%, to $32.7 million for the thirteen weeks ended July 3, 2021 compared to $17.0 million for the thirteen weeks ended July 4, 2020. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements of the increase included increases of $8.9 million in fuel expense, $3.3 million in vehicle and other maintenance, $2.3 million in operating supplies and material costs in operations supporting heavy-truck programs, and $1.7 million in travel and entertainment.

Commission expense. Commission expense for the second quarter 2021 increased by $3.5 million, or 70.6%, to $8.6 million from $5.0 million for the second quarter 2020. Commission expense increased due to increased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense increased to 2.0% for the thirteen weeks ending July 3, 2021, compared to 1.9% one year earlier.

Occupancy expense. Occupancy expenses increased by $0.4 million, or 4.5%, to $9.4 million for the thirteen weeks ended July 3, 2021. This compares to $9.0 million for the thirteen weeks ended July 4, 2020. The increase was attributable to an increase in building rents and property taxes.

General and administrative. General and administrative expense for the thirteen weeks ended July 3, 2021 increased by $3.1 million to $9.7 million from $6.6 million in the thirteen weeks ended July 4, 2020. The increase was attributable to a $2.8 million increase in salaries, wages, and benefits and a $0.2 million increase in professional fees. As a percentage of operating revenues, general and administrative expense was 2.3% for the second quarter 2021 compared to 2.6% for the second quarter 2020.

Insurance and claims. Insurance and claims expense for the second quarter 2021 increased by $0.9 million to $5.7 million from $4.9 million in the second quarter 2020. The increase was attributable to an increase in auto liability premiums and claims. As a percentage of operating revenues, insurance and claims decreased to 1.4% for the thirteen weeks ending July 3, 2021 compared to 1.9% for the second quarter 2020.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended July 3, 2021 decreased by $2.2 million, or 11.8%, to $16.3 million from $18.5 million for the second quarter 2020. Depreciation expense decreased $1.7 million and amortization expense decreased $0.5 million.

Interest expense, net. Net interest expense was $2.9 million for the thirteen weeks ended July 3, 2021 compared to $3.4 million for the thirteen weeks ended July 4, 2020. The decrease in net interest expense reflects a decrease in interest rates on our outstanding borrowings. As of July 4, 2021, our outstanding borrowings totaled $433.5 million compared to $405.6 million at the same time last year.

Other non-operating income (expense). Other non-operating income was $6.1 million for the second quarter 2021 compared to $0.8 million for the second quarter 2020. Other non-operating income for the second quarter 2021 includes a $5.7 million pre-tax gain from a favorable legal settlement. Also included in other non-operating income for the second quarter 2021 was a $0.4 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income compared to $0.9 million in the second quarter 2020.

Income tax expense. Income tax expense for the second quarter 2021 was $8.9 million, compared to $2.0 million for the second quarter 2020, based on an effective tax rate of 25.7% and 24.9% respectively. The increase in income taxes in 2021 is the result of an increase in taxable income and our effective tax rate for the thirteen weeks ended July 3, 2021 compared to the thirteen weeks ended July 4, 2020.

Twenty-six Weeks Ended July 3, 2021 Compared to Twenty-six Weeks Ended July 4, 2020

Operating revenues. Operating revenues for the twenty-six weeks ended July 3, 2021 increased $197.9 million, or 30.9%, to $838.0 million from $640.1 million for the twenty-six weeks ended July 4, 2020. Included in operating revenues are separately-identified fuel surcharges of $43.1 million for the twenty-six weeks ended July 3, 2021 compared to $35.4 million for the twenty-six weeks ended July 4, 2020. Consolidated income from operations increased $27.7 million, or 79.8%, to $62.5 million for the first half of 2021 compared to $34.7 million during the same period last year. Results for the twenty-six weeks ended July 4, 2020 were negatively impacted by the Covid-19 pandemic which resulted in a substantial portion of our customers being shuttered. Results for the twenty-six weeks ended July 3, 2021 include a favorable legal settlement which resulted in a $5.7 million pre-tax gain.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $110.8 million, or 55.7%, to $309.7 million in the first half of 2021 compared to $198.8 million in the previous year. Income from operations in the contract logistics segment increased $20.3 million, or 163.4%, to $32.8 million for the twenty-six weeks ended July 3, 2021 compared to $12.4 million in the same period last year. The improved performance was due to recent program wins and a more stable operating environment. First half 2020 results were negatively impacted by the shutdown of North American automotive and heavy-duty truck manufacturing due to the Covid-19 pandemic. In the first half of 2021, Universal managed 60 value-added programs compared to 55 in the prior year period. During the twenty-six weeks ended July 3, 2021, dedicated transportation load count increased 58.5% to 312,494 from 197,218 in the first half of 2020. Second quarter 2021 results in the contract logistics segment include approximately $6.8 million of losses incurred in connection with a recent program launch. As a percentage of revenue, operating margin for the contract logistics segment for the twenty-six weeks ended July 3, 2021 was 10.6% compared to 6.3% during the same period last year.

In the intermodal segment, operating revenues increased $17.1 million to $210.3 million in the first half of 2021 compared to $193.2 million in the previous year. Intermodal revenues for the twenty-six weeks ended July 3, 2021 included $21.9 million in separately identified fuel surcharges, compared to $21.8 million in the same period last year. During the first half of 2021, Universal moved 348,924 intermodal loads compared to 354,562 in the first half of 2020, a decrease of 1.6%, while its average operating revenue per load, excluding fuel surcharges increased 1.9% to $483 from $474. Additionally, assessorial and other non-line haul charges increased $12.3 million during the twenty-six weeks ended July 3, 2021. Income from operations in the intermodal segment increased $0.9 million to $14.6 million for the twenty-six weeks ended July 3, 2021 compared to $13.7 million in the first half of 2020. As a percentage of revenue, operating margin in the intermodal segment was 7.0% in the twenty-six weeks ended July 3, 2021 compared to 7.1% in the prior year period.

In the trucking segment, which includes agent-based and company-managed trucking operations, operating revenues increased $40.1 million to $194.7 million in the first half of 2021 compared to $154.6 million in the prior year period. Included in trucking segment revenues for the first half of 2021 were $11.1 million in separately identified fuel surcharges compared to $8.8 million during the first half of 2020. Income from operations in the trucking segment increased $3.6 million to $11.7 million for the twenty-six weeks ended July 3, 2021 compared to $8.1 million in the same period last year. During the twenty-six weeks ended July 3, 2021, load volumes increased 16.4% to 148,389 loads compared to 127,438 in the first half of 2020. Average operating revenue per load, excluding fuel surcharges, also increased 5.9% to $1,266 from $1,195 in the prior year period. As a percentage of revenue, operating margin in the trucking segment was 6.0% in the first half of 2021 compared to 5.2% in the same period last year.

In the company-managed brokerage segment, operating revenues increased $28.8 million, or 31.1%, to $121.5 million in the twenty-six weeks ending July 3, 2021 compared to $92.7 million in the twenty-six weeks ending July 4, 2020. Company-managed brokerage load volumes decreased 14.3% to 63,891 from 74,543. However, average operating revenue per load, excluding fuel surcharges, increased 55.0% to $1,806 in the first half of 2021 from $1,165 in the first half of 2020. As a percentage of revenue, operating margin for the company-managed brokerage segment was 2.4% for the first half of 2021 compared to 0.3% in the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the first half of 2021 increased $77.9 million, or 25.2%, to $387.4 million from $309.5 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and to a lesser extent, dedicated services, which uses a higher mix of company-drivers compared to owner-operators. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues. In the first half of 2021, transportation-related service revenues increased 27.7% compared to the first half of 2020. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 46.2% compared to 48.3% during the same period last year. The decrease was due to a decrease in the mix of transportation-related service revenue. As a percentage of total revenues, transportation-related service revenue decreased to 74.8% for the twenty-six weeks ended July 3, 2021 compared to 76.7% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for the twenty-six weeks ended July 3, 2021 increased by $63.6 million, or 41.0%, to $218.6 million compared to $155.0 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The increase was due to the launch of new business wins and robust volumes in our contract logistics segment in 2021, as well as the impact of temporary layoffs and furloughs in 2020 in response to the Covid-19 pandemic. As a percentage of operating revenues, personnel and related benefits increased to 26.1% for the twenty-six weeks ended July 3, 2021, compared to 24.2% for the twenty-six weeks ended July 4, 2020. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $22.1 million, or 46.5%, to $69.8 million for the twenty-six weeks ended July 3, 2021 compared to $47.7 million for the twenty-six weeks ended July 4, 2020. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements of the increase included increases of $11.3 million in fuel expense, $4.5 million in vehicle and other maintenance, $3.0 million in operating supplies and material costs in operations supporting heavy-truck programs, $2.0 million in travel and entertainment, and $1.8 million in professional fees.

Commission expense. Commission expense for the first half 2021 increased by $3.7 million, or 30.3%, to $15.9 million from $12.2 million for the first half of 2020. Commission expense increased due to increased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense was unchanged at 1.9% for the twenty-six weeks ending July 3, 2021.

Occupancy expense. Occupancy expenses decreased by $0.2 million, or 1.4%, to $17.6 million for the twenty-six weeks ended July 3, 2021. This compares to $17.8 million for the twenty-six weeks ended July 4, 2020. The decrease was primarily attributable to a decrease in building rents as we consolidated facilities for certain value-added programs.

General and administrative. General and administrative expense for the twenty-six weeks ended July 3, 2021 increased by $3.4 million to $18.9 million from $15.5 million in the twenty-six weeks ended July 4, 2020. The increase was attributable to a $3.2 million increase in salaries, wages, and benefits and a $0.6 million increase in professional fees. As a percentage of operating revenues, general and administrative expense was 2.3% for the first half of 2021 compared to 2.4% for the first half of 2020.

Insurance and claims. Insurance and claims expense for the first half of 2021 increased by $2.3 million to $12.1 million from $9.7 million in the first half of 2020. The increase was attributable to increases of $1.6 million in cargo and service failure claims, $0.6 million in auto liability premiums and $0.2 million in contractor insurance. As a percentage of operating revenues, insurance and claims decreased to 1.4% for the twenty-six weeks ending July 3, 2021 compared to 1.5% for the first half of 2020.

Depreciation and amortization. Depreciation and amortization expense for the twenty-six weeks ended July 3, 2021 decreased by $2.6 million, or 6.9%, to $35.4 million from $38.0 million for 2020. Depreciation expense decreased $1.5 million and amortization expense decreased $1.1 million.

Interest expense, net. Net interest expense was $6.1 million for the twenty-six weeks ended July 3, 2021 compared to $7.6 million for the twenty-six weeks ended July 4, 2020. The decrease in net interest expense reflects a decrease in interest rates on our outstanding borrowings. As of July 4, 2021, our outstanding borrowings totaled $433.5 million compared to $405.6 million at the same time last year.

Other non-operating income (expense). Other non-operating income was $7.1 million for the first half 2021 compared to $2.8 million of other non-operating expense for the first half 2020. Other non-operating income for the first half of 2021 includes a $5.7 million pre-tax gain from a favorable legal settlement. Other non-operating income for the twenty-six weeks ended July 3, 2021 includes a $1.4 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income compared to a pre-tax holding loss of $2.5 million in the twenty-six weeks ended July 4, 2020.

Income tax expense. Income tax expense for the first half of 2021 was $16.2 million, compared to $6.0 million for the first half of 2020, based on an effective tax rate of 25.5% and 24.6% respectively. The increase in income taxes in 2021 is the result of an increase in taxable income and our effective tax rate for the twenty-six weeks ended July 3, 2021 compared to the twenty-six weeks ended July 4, 2020.

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

During the twenty-six weeks ended July 3, 2021, our capital expenditures totaled $16.9 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2021, exclusive of any acquisitions of businesses and strategic real estate purchases, we expect our capital expenditures to be in the range of 3% to 4% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for improvements to our existing terminal yard and container facilities. Due to widespread shortages, production backlogs, and limited availability of transportation equipment in 2021, our expenditures have been, and are projected to be, somewhat lower than the customary range of 4% to 5% of our operating revenues. If equipment manufacturers identify and implement solutions enabling them to overcome these supply-side constraints, then we would expect to return to a normalized level of capital expenditures in future periods. In such an event, our capital expenditures in 2022 would likely be somewhat higher than those experienced in the current and previous periods.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After taking into account the regular quarterly dividends made during the year, our Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of directors did not declare a special dividend in the first quarter of 2021.  On July 29, 2021, our Board of Directors did declare the regular quarterly cash dividend of $0.105 per share of common stock payable October 4, 2021 to shareholders of record at the close of business September 6, 2021. During the first half of 2020, our Board of Directors temporarily suspended the Company’s cash dividend policy due to the uncertainty caused by the Covid-19 pandemic.  The policy has since been reinstated. During the year ended December 31, 2020, we paid a total of $0.21 per common share, or $5.7 million.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility (the “Credit Facility”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At July 3, 2021, we were in compliance with all covenants under the Credit Facility, and $49.5 million was available for borrowing.

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

A wholly owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at variable rates ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At July 3, 2021, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of July 3, 2021, and the maximum available borrowings were $4.2 million.

Discussion of Cash Flows

At July 3, 2021, we had cash and cash equivalents of $13.1 million compared to $8.8 million at December 31, 2020.  Operating activities provided $53.5 million in net cash, and we used $36.7 million in financing activities and $13.1 million in investing activities.

The $53.5 million in net cash provided by operations was primarily attributed to $47.3 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gain on marketable equity securities, gains on equipment sales, amortization of debt issuance costs, stock-based compensation, and provisions for doubtful accounts totaling $49.2 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $43.0 million.   The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, an increase in trade and other accounts receivable, an increase in prepaid expenses and other assets, and a decrease in income taxes payable. These were partially offset by increases in accruals for insurance and claims, trade accounts payable, and accrued expenses and other current liabilities. Affiliate transactions decreased net cash provided by operating activities by $2.9 million.  The decrease in net cash resulted from a decrease in accounts payable to affiliates of $3.1 million and a decrease in accounts receivable from affiliates of $0.2 million.

The $13.1 million in net cash used in investing activities consisted of $16.9 million in capital expenditures and $0.1 million in marketable securities purchases.  These uses were partially offset by $3.9 million in proceeds from the sale of equipment and $0.1 million in proceeds from the sale of marketable securities.

We used $36.7 million in financing activities during the twenty-six weeks ended July 3, 2021. During the period we paid cash dividends of $8.5 million.  We had outstanding borrowings totaling $433.5 million at July 3, 2021 compared to $461.7 million at December 31, 2020.  During the period we made net repayments on our revolving lines of credit totaling $0.9 million and term loan, and equipment and real estate note payments totaling $31.3 million.  We also borrowed $3.9 million for new equipment during the period.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2020. There have been no changes in our accounting policies during the thirteen weeks ended July 3, 2021.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended July 3, 2021. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 3, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On March 17, 2021, the Company received a complaint from the National Labor Relations Board (the “NLRB”) based on charged alleged by the International Brotherhood of Teamsters against four of the Company’s operating subsidiaries. The charges stem from the Company’s decision to close underperforming operations in California in December 2019. The Teamsters allege, among other things, that the Company’s subsidiaries engaged in unfair labor practices and failure to negotiate in good faith and is seeking reinstatement of terminated individuals with back pay.  The gross amount of the claim for back pay is approximately $5.9 million.  The amount of the back pay does not, however, take into consideration any of the offsetting earnings made by terminated individuals since their separation from the Company. In April 2021, the Company answered the complaint by denying it engaged in any unfair labor practices and maintaining that the Company closed the underperforming California terminal due to financial reasons. In June 2021, the Company participated in the first phase of hearings with the NLRB.  The hearing will be continued in late July and is expected to be completed shortly thereafter. The Company currently estimates the possible range of financial exposure in the matter to be between $0.8 million and $5.9 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $1.9 million.  While the outcome of these claims cannot be predicted with any certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Federal and state legislators and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the transportation services industry are employees rather than independent contractors. Federal and state legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation designed to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements.

In September 2019, California enacted a new law, A.B. 5 (“AB5”), that made it more difficult for workers to be classified as independent contractors. AB5 provides that the three-pronged “ABC Test” must be used to determine worker classifications in wage order claims. Under the ABC Test, a worker is presumed to be an employee and the burden to demonstrate their independent contractor status is on the hiring company through satisfying all three of the following criteria: (a) the worker is free from control and direction in the performance of services; (b) the worker is performing work outside the usual course of the business of the hiring company; and (c) the worker is customarily engaged in an independently established trade, occupation, or business. How AB5 will be enforced is still to be determined. Although it was set to enter into effect in January 2020, a federal judge in California issued a preliminary injunction staying enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) moved forward with its suit seeking to invalidate AB5. The U.S. Court of Appeals for the Ninth Circuit, however, reversed the judicial stay on April 28, 2021. Shortly thereafter, the CTA announced it would petition the U.S. Supreme Court to review the decision of the Ninth Circuit, and on June 28, 2021, the Ninth Circuit granted a motion to stay enforcement of AB5 pending the U.S. Supreme Court’s decision on CTA’s petition.

While the U.S. Supreme Court may decide to conduct a judicial review of the Ninth Circuit’s decision, there can be no assurance that AB5 will not be enforceable against trucking companies in the near future, that interpretations supporting the independent contractor status will not change, that other federal or state legislation will not be enacted, or that various authorities will not successfully assert a position that re-classifies independent contractors to be employees. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

We are subject to certain risks arising from doing business in Mexico.

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally. Those risks include but are not limited to the following:

•	Fluctuations in foreign currencies;
•	changes in the economic strength of Mexico;
•	difficulties in enforcing contractual obligations and intellectual property rights;
•	burdens of complying with a wide variety of international and U.S. export and import laws; and
•	social, political, and economic instability.

We also face additional risks associated with our business in Mexico, including but not limited to the following:

•	Changes in Mexican law prohibiting the hiring of outsourced personnel except under specified circumstances;
•	changes in Mexican law that materially modify the calculation of an employer’s profit-sharing payments to employees;
•	the adoption and enforcement of restrictive trade policies;
•	the imposition of any import or export tariffs, taxes, duties, or fees; and
•	potential disruptions or delays at border crossings due to immigration-related issues or other factors.

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

4.1

Second Amended and Restated Registration Rights Agreement dated July 28, 2021 among the Registrant and the Moroun Family Holders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2021)

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: August 12, 2021	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: August 12, 2021	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer