Form 10-Q
period 2021-10-02
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2021-11-12
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November 8, 2021, was 26,919,455.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	October 2, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$13,010	$8,763
Marketable securities	7,805	6,534
Accounts receivable – net of allowance for doubtful accounts of $6,925 and $5,140, respectively	326,303	259,154
Other receivables	24,172	22,422
Prepaid expenses and other	23,839	23,427
Due from affiliates	1,009	1,224
Total current assets	396,138	321,524
Property and equipment – net of accumulated depreciation of $323,264 and $298,789, respectively	345,519	364,795
Operating lease right-of-use asset	110,772	97,820
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $104,052 and $93,574, respectively	91,758	102,236
Deferred income taxes	2,159	2,159
Other assets	3,931	3,785
Total assets	$1,121,007	$1,063,049
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$112,856	$97,916
Current portion of long-term debt	60,613	59,713
Current portion of operating lease liabilities	24,210	21,920
Accrued expenses and other current liabilities	41,225	39,588
Insurance and claims	29,751	25,022
Due to affiliates	15,038	17,093
Income taxes payable	2,732	11,555
Total current liabilities	286,425	272,807
Long-term liabilities:
Long-term debt, net of current portion	382,976	400,407
Operating lease liabilities, net of current portion	90,949	78,093
Deferred income taxes	64,427	64,426
Other long-term liabilities	8,411	7,743
Total long-term liabilities	546,763	550,669
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,986,702 and 30,979,827 shares issued; 26,919,455 and 26,912,580 shares outstanding, respectively	30,988	30,981
Paid-in capital	4,639	4,484
Treasury stock, at cost; 4,067,247 shares	(82,385)	(82,385)
Retained earnings	342,699	293,643
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $(90) and $(142), respectively	(276)	(476)
Foreign currency translation adjustments	(7,846)	(6,674)
Total shareholders’ equity	287,819	239,573
Total liabilities and shareholders’ equity	$1,121,007	$1,063,049

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Operating revenues:
Truckload services	$65,458	$52,212	$184,040	$151,633
Brokerage services	102,229	90,568	301,680	239,249
Intermodal services	121,018	94,543	331,336	287,746
Dedicated services	51,742	39,376	150,099	88,986
Value-added services	105,147	88,289	316,453	237,516
Total operating revenues	445,594	364,988	1,283,608	1,005,130
Operating expenses:
Purchased transportation and equipment rent	212,910	177,207	600,273	486,674
Direct personnel and related benefits	118,371	88,881	336,923	243,862
Operating supplies and expenses	43,811	31,001	113,616	78,658
Commission expense	9,086	6,756	24,980	18,950
Occupancy expense	9,336	8,674	26,905	26,489
General and administrative	10,998	8,586	29,866	24,090
Insurance and claims	7,912	4,926	19,982	14,655
Depreciation and amortization	16,456	16,894	51,880	54,942
Total operating expenses	428,880	342,925	1,204,425	948,320
Income from operations	16,714	22,063	79,183	56,810
Interest income	8	13	41	37
Interest expense	(3,008)	(3,518)	(9,130)	(11,188)
Other non-operating income (expense)	(112)	(494)	6,973	(3,289)
Income before income taxes	13,602	18,064	77,067	42,370
Income tax expense	3,329	4,486	19,534	10,461
Net income	$10,273	$13,578	$57,533	$31,909
Earnings per common share:
Basic	$0.38	$0.50	$2.14	$1.18
Diluted	$0.38	$0.50	$2.14	$1.18
Weighted average number of common shares outstanding:
Basic	26,919	26,919	26,918	27,023
Diluted	26,928	26,922	26,932	27,023
Dividends declared per common share	$0.105	$-	$0.315	$0.105

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net Income	$10,273	$13,578	$57,533	$31,909
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $17, $14, $52 and $(132), respectively	37	46	200	(425)
Foreign currency translation adjustments	(1,573)	(2,546)	(1,172)	(1,403)
Total other comprehensive income (loss)	(1,536)	(2,500)	(972)	(1,828)
Total comprehensive income	$8,737	$11,078	$56,561	$30,081

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	October 2, 2021	October 3, 2020
Cash flows from operating activities:
Net income	$57,533	$31,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,880	54,942
Noncash lease expense	19,557	21,972
(Gain) loss on marketable equity securities	(1,274)	3,031
Gain on disposal of property and equipment	(1,006)	(638)
Amortization of debt issuance costs	360	441
Stock-based compensation	162	195
Provision for doubtful accounts	4,610	2,351
Deferred income taxes	(49)	4,733
Change in assets and liabilities:
Trade and other accounts receivable	(74,031)	(45,695)
Prepaid expenses and other assets	(723)	(4,739)
Principal reduction in operating lease liabilities	(18,480)	(21,360)
Accounts payable, accrued expenses and other current liabilities, insurance and claims, and income taxes payable	16,131	28,974
Due to/from affiliates, net	(1,840)	1,534
Other long-term liabilities	918	90
Net cash provided by operating activities	53,748	77,740
Cash flows from investing activities:
Capital expenditures	(26,235)	(72,836)
Proceeds from the sale of property and equipment	5,116	2,978
Purchases of marketable securities	(114)	(361)
Proceeds from sale of marketable securities	117	—
Payment of acquisition obligations	—	(1,295)
Net cash used in investing activities	(21,116)	(71,514)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	303,078	296,794
Repayments of debt - revolving debt	(282,220)	(298,191)
Proceeds from borrowing - term debt	8,302	54,602
Repayments of debt - term debt	(46,051)	(44,617)
Borrowings under margin account	—	256
Repayments under margin account	—	(256)
Dividends paid	(11,305)	(5,731)
Capitalized financing costs	—	(46)
Purchases of treasury stock	—	(5,000)
Net cash used in financing activities	(28,196)	(2,189)
Effect of exchange rate changes on cash and cash equivalents	(189)	(3,086)
Net increase in cash	4,247	951
Cash and cash equivalents – beginning of period	8,763	7,726
Cash and cash equivalents – end of period	$13,010	$8,677
Supplemental cash flow information:
Cash paid for interest	$8,810	$10,734
Cash paid for income taxes	$29,423	$3,108

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2019	$30,972	$4,298	$(77,247)	$251,204	$(4,010)	$205,217
Net income	—	—	—	12,163	—	12,163
Comprehensive income (loss)	—	—	—	—	(1,128)	(1,128)
Dividends ($0.105 per share)	—	—	—	(2,865)	—	(2,865)
Stock based compensation	9	186				195
Purchases of treasury stock	—	—	(4,919)	—	—	(4,919)
Balances - April 4, 2020	30,981	4,484	(82,166)	260,502	(5,138)	208,663
Net income	—	—	—	6,168	—	6,168
Comprehensive income (loss)	—	—	—	—	1,800	1,800
Purchases of treasury stock	—	—	(81)	—	—	(81)
Balances - July 4, 2020	30,981	4,484	(82,247)	266,670	(3,338)	216,550
Net income	—	—	—	13,578	—	13,578
Comprehensive income (loss)	—	—	—	—	(2,500)	(2,500)
Balances – October 3, 2020	$30,981	$4,484	$(82,247)	$280,248	$(5,838)	$227,628

Balances – December 31, 2020	$30,981	$4,484	$(82,385)	$293,643	$(7,150)	$239,573
Net income	—	—	—	21,656	—	21,656
Comprehensive income (loss)	—	—	—	—	1,200	1,200
Dividends ($0.105 per share)	—	—	—	(2,826)	—	(2,826)
Stock based compensation	7	155				162
Balances - April 3, 2021	30,988	4,639	(82,385)	312,473	(5,950)	259,765
Net income	—	—	—	25,604	—	25,604
Comprehensive income (loss)	—	—	—	—	(636)	(636)
Dividends ($0.105 per share)	—	—	—	(2,825)	—	(2,825)
Balances - July 3, 2021	30,988	4,639	(82,385)	335,252	(6,586)	281,908
Net income	—	—	—	10,273	—	10,273
Comprehensive income (loss)	—	—	—	—	(1,536)	(1,536)
Dividends ($0.105 per share)	—	—	—	(2,826)	—	(2,826)
Balances –October 2, 2021	$30,988	$4,639	$(82,385)	$342,699	$(8,122)	$287,819

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	October 2, 2021	December 31, 2020
Prepaid expenses and other - contract assets	$2,106	$2,520

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

The following table sets forth market value, cost, and unrealized gains (losses) on equity securities (in thousands):

	October 2, 2021	December 31, 2020
Fair value	$7,805	$6,534
Cost	6,426	6,579
Unrealized gain (loss)	$1,379	$(45)

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	October 2, 2021	December 31, 2020
Gross unrealized gains	$2,352	$1,627
Gross unrealized losses	(973)	(1,672)
Net unrealized gains (losses)	$1,379	$(45)

The following table shows the Company’s net realized gains (loss) on marketable equity securities (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Realized gain
Sale proceeds	$—	$—	$117	$—
Cost basis of securities sold	—	—	92	—
Realized gain	$—	$—	$25	$—

Realized gain, net of taxes	$—	$—	$19	$—

During the thirteen-week and thirty-nine week periods ended October 2, 2021, our marketable equity securities portfolio experienced a net unrealized pre-tax (loss) gain in market value of approximately $(110,000) and $1,249,000, respectively, which was reported in other non-operating income (expense) for the period.

During the thirteen-week and thirty-nine week periods ended October 3, 2020, our marketable equity securities portfolio experienced a net unrealized pre-tax (loss) in market value of approximately $(497,000) and $(3,031,000), respectively, which was reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	October 2, 2021	December 31, 2020

Accrued payroll	$15,867	$11,536
Accrued payroll taxes	7,358	11,601
Driver escrow liabilities	4,156	4,045
Legal settlements and claims	3,600	3,700
Commissions, taxes and other	10,244	8,706
Total	$41,225	$39,588

(6)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at October 2, 2021	October 2, 2021	December 31, 2020
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	1.58%	$122,812	$131,250
Revolver	1.58%	172,184	151,326
Equipment Financing (2)	2.25% to 5.13%	106,238	129,870
Real Estate Financing (3)	1.93% to 2.33%	43,569	49,248
Margin Facility (4)	1.18%	—	—
Unamortized debt issuance costs		(1,214)	(1,574)
		443,589	460,120
Less current portion of long-term debt		60,613	59,713
Total long-term debt, net of current portion		$382,976	$400,407

(1) Our Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate plus an applicable margin for each based the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At October 2, 2021, we were in compliance with all covenants under the facility, and $27.8 million was available for borrowing on the revolver.

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

(3) Our Real Estate Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at a variable rate ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At October 2, 2021, we were in compliance with all covenants.

(4) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At October 2, 2021, the maximum available borrowings under the line of credit were $4.2 million.

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The Company executed the swap agreements to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $11.4 million at October 2, 2021. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25% and pays a fixed rate. The first swap became effective in October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires in July 2026. The second swap became effective in October 2016, has a rate of 3.83% (amortizing notional amount of $1.4 million) and expires in May 2022. At October 2, 2021, the fair value of the swap agreements was a liability of $0.4 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 7 for additional information pertaining to interest rate swaps.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	October 2, 2021
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$5	$—	$—	$5
Marketable securities	7,805	—	—	7,805
Total	$7,810	$—	$—	$7,810

Liabilities
Interest rate swaps	$—	$366	$—	$366
Total	$—	$366	$—	$366

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$9	$—	$—	$9
Marketable securities	6,534	—	—	6,534
Total	$6,543	$—	$—	$6,543

Liabilities
Interest rate swaps	$—	$619	$—	$619
Total	$—	$619	$—	$619

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at October 2, 2021 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$106,238	$107,840

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Leases

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

As of October 2, 2021, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of October 2, 2021, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the thirteen weeks and thirty-nine weeks ended October 2, 2021 and October 3, 2020 (in thousands):

	Thirteen weeks ended October 2, 2021
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,431	$5,672	$8,103
Short-term lease cost	15	2,497	2,512
Variable lease cost	220	609	829
Sublease income	-	(224)	(224)
Total lease cost	$2,666	$8,554	$11,220

	Thirteen weeks ended October 3, 2020
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,696	$5,825	$8,521
Short-term lease cost	80	1,801	1,881
Variable lease cost	41	951	992
Sublease income	-	(1,723)	(1,723)
Total lease cost	$2,817	$6,854	$9,671

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Leases – continued
	Thirty-nine weeks ended October 2, 2021
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$7,472	$17,314	$24,786
Short-term lease cost	42	6,493	6,535
Variable lease cost	640	1,997	2,637
Sublease income	-	(1,248)	(1,248)
Total lease cost	$8,154	$24,556	$32,710

	Thirty-nine weeks ended October 3, 2020
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$7,966	$17,625	$25,591
Short-term lease cost	487	4,072	4,559
Variable lease cost	308	2,715	3,023
Sublease income	-	(3,326)	(3,326)
Total lease cost	$8,761	$21,086	$29,847

The following table summarizes other lease related information as of and for the thirty-nine week periods ended October 2, 2021 and October 3, 2020 (in thousands):

	October 2, 2021
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$7,173	$16,741	$23,914
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,235	$24,655	$34,890
Right-of-use asset change due to lease termination	$-	$(875)	$(875)
Future right-of-use asset change due to lease signed with a future commencement date	$-	$10,926	$10,926
Weighted-average remaining lease term (in years)	5.8	4.6	5.0
Weighted-average discount rate	6.5%	5.1%	5.6%

	October 3, 2020
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$7,719	$17,169	$24,888
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,985	$16,984	$32,969
Right-of-use asset change due to lease termination	$-	$(1,584)	$(1,584)
Weighted-average remaining lease term (in years)	6.1	4.6	5.2
Weighted-average discount rate	6.7%	4.5%	5.5%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Leases – continued

Future minimum lease payments under these operating leases as of October 2, 2021, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2021 (remaining)	$2,212	$5,495	$7,707
2022	8,592	20,359	28,951
2023	8,381	17,981	26,362
2024	8,403	15,556	23,959
2025	6,879	13,268	20,147
Thereafter	13,123	13,847	26,970
Total required lease payments	$47,590	$86,506	$134,096
Less amounts representing interest			(18,937)
Present value of lease liabilities			$115,159

(9)	Transactions with Affiliates

CenTra, Inc. (“CenTra”), an affiliate of the Company that is owned by our controlling shareholder, provides administrative support services to Universal in the ordinary course of business, including legal, human resources, IT infrastructure and other requested services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from affiliates owned by our controlling shareholder, including CenTra. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and thirty-nine weeks ended October 2, 2021 and October 3, 2020, respectively (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020

Administrative support services	$1,114	$743	$3,112	$1,274
Truck fuel, tolls and maintenance	270	234	681	644
Real estate rent and related costs	2,541	4,878	8,811	11,692
Insurance and employee benefit plans	9,674	15,411	32,977	35,918
Purchased transportation and equipment rent	11	5	30	17
Total	$13,610	$21,271	$45,611	$49,545

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

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At October 2, 2021 and December 31, 2020, amounts due to affiliates were $15.0 million and $17.1 million, respectively. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery from an affiliate insurance provider in insurance and claims, and other receivables.  At October 2, 2021 and December 31, 2020, there were $14.6 million and $13.3 million, respectively, included in each of these accounts for insured claims.

We contracted with an affiliate to provide real property improvements during the thirty-nine weeks ended October 2, 2021 totaling $956,000. During the thirty-nine weeks ended October 3, 2020, we purchased wheels and tires from an affiliate totaling $618,000.

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks and thirty-nine weeks ended October 2, 2021 and October 3, 2020 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Purchased transportation and equipment rent	$247	$194	$505	$550
Total	$247	$194	$505	$550

At October 2, 2021 and December 31, 2020, amounts due from affiliates were $1.0 million and $1.2 million, respectively.

(10)	Stock Based Compensation

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

On September 9, 2021, the Company granted 2,355 shares of restricted stock to an employee of the Company.  The restricted stock award has a fair value of $20.46 per share, based on the closing price of the Company’s stock on the grant date. The shares will vest in five equal increments on each August 9 in 2022, 2023, 2024, 2025 and 2026, subject to continued employment with the Company.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Stock Based Compensation - continued

The vesting of restricted stock awards to a grantee may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	85,625	$19.90
Granted	2,355	$20.46
Vested	(6,875)	$23.56
Forfeited	—	$-
Balance at October 2, 2021	81,105	$19.60

In each of the thirty-nine week periods ended October 2, 2021 and October 3, 2020, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million.  As of October 2, 2021, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.2 million in each year of 2022 and 2023, $0.4 million in 2024, $0.1 million in 2025, $0.3 million in 2026, and $0.2 million in each 2027 and 2028.

(11)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks and thirty-nine weeks ended October 2, 2021, there were 8,604 and 13,433 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and thirty-nine weeks ended October 3, 2020, no shares of non-vested restricted stock were included in the denominator for the calculation of diluted earnings per share.

In each of the thirteen weeks and thirty-nine weeks ended October 2, 2021, we excluded 13,750 shares of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive. In each of the thirteen weeks and thirty-nine weeks ended October 3, 2020, we excluded 85,625 shares of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive.

(12)	Dividends

On July 29, 2021, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on October 4, 2021 to shareholders of record at the close of business on September 6, 2021.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments for the thirteen week and thirty-nine week periods ended October 2, 2021 and October 3, 2020 (in thousands):

	Operating Revenues
	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Contract logistics	$156,889	$127,665	$466,552	$326,502
Intermodal	121,018	94,543	331,336	287,746
Trucking	107,161	82,949	301,838	237,522
Company-managed brokerage	59,221	59,573	180,758	152,301
Other	1,305	258	3,124	1,059
Total operating revenues	$445,594	$364,988	$1,283,608	$1,005,130

	Eliminated Inter-segment Revenues
	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Contract logistics	$75	$457	$454	$1,813
Intermodal	2,194	1,731	4,579	2,374
Trucking	2,650	1,485	8,849	3,596
Company-managed brokerage	508	528	1,488	1,482
Total operating revenues	$5,427	$4,201	$15,370	$9,265

	Income from Operations
	Thirteen weeks ended		Thirty-nine weeks ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Contract logistics	$5,976	$11,572	$38,742	$24,012
Intermodal	1,935	8,844	16,580	22,583
Trucking	6,830	4,774	18,503	12,868
Company-managed brokerage	1,770	(3,213)	4,656	(2,908)
Other	203	86	702	255
Total operating revenues	$16,714	$22,063	$79,183	$56,810

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

On March 17, 2021, the Company received a complaint from the National Labor Relations Board (the “NLRB”) based on charges alleged by the International Brotherhood of Teamsters against four of the Company’s operating subsidiaries. The charges stem from the Company’s decision to close underperforming operations in California in December 2019. In April 2021, the Company answered the complaint by denying it engaged in any unfair labor practices and maintaining that the Company closed the underperforming California terminal due to financial reasons. In October 2021, the Company received an adverse ruling requiring the Company to, among other things, reinstate the terminated drivers and compensate them for back pay. The Company intends to appeal the decision. The calculation of the amount owed to the drivers will take into consideration any offsetting earnings made by terminated individuals since their separation from the Company. The Company currently estimates the possible range of financial exposure in the matter to be between $4.3 million and $7.2 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $5.8 million.  While the outcome of these claims cannot be predicted with any certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

On June 1, 2021, the Company entered into a settlement agreement with various parties, including a former agent of the Company. The agreement resolves all breach of contract, tortious interference, and other claims previously asserted by the Company against the defendants. Under the terms of the agreement, the Company agreed to accept $6.0 million in cash payable in three equal tranches of $2.0 million on June 21, 2021, September 30, 2021 and December 31, 2021. As a result of the settlement, during the second quarter 2021, the Company recorded a $5.7 million gain in other non-operating income. The Company received the first two $2.0 million payments of each on June 9, 2021 and September 30, 2021.

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

At October 2, 2021, approximately 38% of our employees in the United States, Canada and Colombia, and 86% of our employees in Mexico were subject to collective bargaining agreements that are renegotiated periodically, none of which are subject to contracts that expire in 2021.
(15)	Subsequent Events

On October 28, 2021, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on December 6, 2021 and is expected to be paid on January 4, 2022.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and thirty-nine weeks ended October 2, 2021 and October 3, 2020, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Operating revenues:
Truckload services	14.7%	14.3%	14.3%	15.1%
Brokerage services	22.9	24.8	23.5	23.8
Intermodal services	27.2	25.9	25.8	28.6
Dedicated services	11.6	10.8	11.7	8.9
Value-added services	23.6	24.2	24.7	23.6
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and thirty-nine weeks ended October 2, 2021 and October 3, 2020, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	47.8	48.6	46.8	48.4
Direct personnel and related benefits	26.6	24.4	26.2	24.3
Operating supplies and expenses	9.8	8.5	8.9	7.8
Commission expense	2.0	1.9	1.9	1.9
Occupancy expense	2.1	2.4	2.1	2.6
General and administrative	2.5	2.4	2.3	2.4
Insurance and claims	1.8	1.3	1.6	1.5
Depreciation and amortization	3.7	4.6	4.0	5.5
Total operating expenses	96.2	94.0	93.8	94.3
Income from operations	3.8	6.0	6.2	5.7
Interest and other non-operating income (expense), net	(0.7)	(1.1)	(0.2)	(1.5)
Income before income taxes	3.1	4.9	6.0	4.2
Income tax expense	0.8	1.2	1.5	1.0
Net income	2.3%	3.7%	4.5%	3.2%

Thirteen Weeks Ended October 2, 2021 Compared to Thirteen Weeks Ended October 3, 2020

Operating revenues. Operating revenues for the thirteen weeks ended October 2, 2021 increased $80.6 million, or 22.1%, to $445.6 million from $365.0 million for the thirteen weeks ended October 3, 2020. Included in operating revenues are separately-identified fuel surcharges of $24.9 million for the thirteen weeks ended October 2, 2021 compared to $16.4 million for the thirteen weeks ended October 3, 2020. Consolidated income from operations decreased $5.3 million, or 24.2%, to $16.7 million for the third quarter 2021 compared to $22.1 million during the same period last year. Results for the thirteen weeks ended October 2, 2021 include $5.8 million in litigation related charges and $7.1 million of losses incurred in connection with a recent contract logistics program launch.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $29.2 million, or 22.9%, to $156.9 million in the third quarter 2021 compared to $127.7 million in the previous year. At the end of the third quarter 2021, Universal managed 61 value-added programs, compared to 57 programs at the end of the third quarter 2020. During the recently completed quarter, dedicated transportation load count decreased 14.7% to 137,127 from 160,694 in the third quarter 2020. Income from operations in the contract logistics segment decreased $5.6 million to $6.0 million for the thirteen weeks ended October 2, 2021 compared to $11.6 million in the same period last year. Third quarter 2021 results in the contract logistics segment include $7.1 million of losses incurred in connection with a previously announced program launch. As a percentage of revenue, operating margin in the contract logistics segment for the third quarter 2021 was 3.8% compared to 9.1% during the same period last year. Recent program awards were the primary drivers for increased revenue; however, lost production due to chip shortages, labor constraints, and an unfavorable operating environment led to compressed margins during the third quarter 2021.

In the intermodal segment, operating revenues increased $26.5 million, or 28.0%, to $121.0 million in the third quarter 2021 compared to $94.5 million in the previous year. Intermodal revenues for the thirteen weeks ended October 2, 2021 included $13.2 million in separately identified fuel surcharges, compared to $9.4 million in the same period last year. During the third quarter 2021, Universal moved 159,428 intermodal loads compared to 182,803 in the third quarter 2020, a decrease of 12.8%, while its average operating revenue per load, excluding fuel surcharges, increased 20.9% to $537 from $444. Additionally, other assessorial charges such as detention, demurrage and storage increased $13.4 million during the third quarter 2021. Income from operations in the intermodal segment decreased $6.9 million to $1.9 million for the thirteen weeks ended October 2, 2021 compared to $8.8 million in the third quarter 2020. Intermodal segment results included litigation related charges totaling $5.8 million in the third quarter 2021. As a percentage of revenue, operating margin in the intermodal segment decreased to 1.6% compared to 9.4% in the third quarter of 2020.

In the trucking segment, which includes agent-based and company-managed trucking operations, operating revenues increased $24.2 million to $107.2 million in the third quarter 2021 compared to $82.9 million in the prior year period. Included in trucking segment revenues for the third quarter 2021 were $6.5 million in separately identified fuel surcharges compared to $3.6 million during the third quarter 2020. Income from operations in the trucking segment increased $2.1 million to $6.8 million for the third quarter 2021 compared to $4.8 million in the same period last year. During the recently completed quarter, load volumes increased 12.4% to 72,549 loads compared to 64,552 during the same period last year. Universal’s average operating revenue per load, excluding fuel surcharges, also increased 13.6% to $1,417 from $1,247 in the prior year period.  As a percentage of revenue, operating margin in the trucking segment for the third quarter 2021 was 6.4% compared to 5.8% for the third quarter 2020.

In the company-managed brokerage segment, operating revenues decreased $0.4 million, or 0.6%, to $59.2 million in the thirteen weeks ending October 2, 2021 compared to $59.6 million in the thirteen weeks ending October 3, 2020. Income from operations in the company-managed brokerage segment increased $5.0 million to $1.8 million for the third quarter 2021 from an operating loss of $3.2 million for the third quarter 2020. Average operating revenue per load, excluding fuel surcharges, increased 18.9% to $1,808 in the third quarter 2021 from $1,521 in the third quarter 2020. Company-managed brokerage load volumes decreased 17.4% to 30,619 from 37,079. As a percentage of revenue, operating margin for the company-managed brokerage segment was 3.0% for the third quarter 2021 compared to (5.4%) in the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the third quarter 2021 increased $35.7 million, or 20.1%, to $212.9 million from $177.2 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and to a lesser extent, dedicated services, which uses a higher mix of company-drivers compared to owner-operators. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues. Third quarter 2021 transportation-related service revenues increased 23.0% compared to the third quarter of 2020. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 47.8% compared to 48.6% during the same period last year. The decrease was due to a decrease in the mix of brokerage services revenue, where the cost of transportation is typically higher than our other transportation businesses. As a percentage of total revenues, brokerage services revenue decreased to 22.9% for the thirteen weeks ended October 2, 2021 compared to 24.8% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for the thirteen weeks ended October 2, 2021 increased by $29.5 million, or 33.2%, to $118.4 million compared to $88.9 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The increase was due to the launch of new business wins as well as the impact of temporary layoffs and furloughs in 2020 in response to the Covid-19 pandemic. As a percentage of operating revenues, personnel and related benefits increased to 26.6% for the thirteen weeks ended October 2, 2021, compared to 24.4% for the thirteen weeks ended October 3, 2020. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $12.8 million, or 41.3%, to $43.8 million for the thirteen weeks ended October 2, 2021 compared to $31.0 million for the thirteen weeks ended October 3, 2020. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements of the increase included increases of $8.7 million in fuel expense, $4.9 million in legal charges and professional fees, $2.0 million in vehicle and other maintenance, and $1.8 million in travel and entertainment.

Commission expense. Commission expense for the third quarter 2021 increased by $2.3 million, or 34.5%, to $9.1 million from $6.8 million for the third quarter 2020. Commission expense increased due to increased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense increased to 2.0% for the thirteen weeks ending October 2, 2021, compared to 1.9% one year earlier.

Occupancy expense. Occupancy expenses increased by $0.7 million, or 7.6%, to $9.3 million for the thirteen weeks ended October 2, 2021. This compares to $8.7 million for the thirteen weeks ended October 3, 2020. The increase was attributable to an increase in building rents and property taxes.

General and administrative. General and administrative expense for the thirteen weeks ended October 2, 2021 increased by $2.4 million to $11.0 million from $8.6 million in the thirteen weeks ended October 3, 2020. The increase was attributable to a $0.9 million increase in salaries, wages, and benefits, a $0.8 million increase in professional fees, and a $0.6 million increase in other general and administrative expenses. As a percentage of operating revenues, general and administrative expense was 2.5% for the third quarter 2021 compared to 2.4% for the third quarter 2020.

Insurance and claims. Insurance and claims expense for the third quarter 2021 increased by $3.0 million to $7.9 million from $4.9 million in the third quarter 2020. The increase was attributable to an increase in auto liability premiums and cargo and service failure claims. As a percentage of operating revenues, insurance and claims increased to 1.8% for the thirteen weeks ending October 2, 2021 compared to 1.3% for the third quarter 2020.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended October 2, 2021 decreased by $0.4 million, or 2.6%, to $16.5 million from $16.9 million for the third quarter 2020. Depreciation expense decreased $0.6 million and amortization expense increased $0.2 million.

Interest expense, net. Net interest expense was $3.0 million for the thirteen weeks ended October 2, 2021 compared to $3.5 million for the thirteen weeks ended October 3, 2020. The decrease in net interest expense reflects a decrease in interest rates on our outstanding borrowings. As of October 2, 2021, our outstanding borrowings totaled $444.8 million compared to $468.3 million at the same time last year.

Other non-operating income (expense). Other non-operating expense was $0.1 million for the third quarter 2021 compared to other non-operating expense of $0.5 million for the third quarter 2020. Included in other non-operating income for the third quarter 2021 was a $0.1 million pre-tax holding loss on marketable securities due to changes in fair value recognized in income compared to a $0.5 million pre-tax holding loss on marketable securities in the third quarter 2020.

Income tax expense. Income tax expense for the third quarter 2021 was $3.3 million, compared to $4.5 million for the third quarter 2020, based on an effective tax rate of 24.5% and 24.8% respectively. The decrease in income taxes in 2021 is the result of a decrease in taxable income and our effective tax rate for the thirteen weeks ended October 2, 2021 compared to the thirteen weeks ended October 3, 2020.

Thirty-nine Weeks Ended October 2, 2021 Compared to Thirty-nine Weeks Ended October 3, 2020

Operating revenues. Operating revenues for the thirty-nine weeks ended October 2, 2021 increased $278.5 million, or 27.7%, to $1,283.6 million from $1,005.1 million for the thirty-nine weeks ended October 3, 2020. Included in operating revenues are separately-identified fuel surcharges of $68.0 million for the thirty-nine weeks ended October 2, 2021 compared to $51.9 million for the thirty-nine weeks ended October 3, 2020. Consolidated income from operations increased $22.4 million, or 39.4%, to $79.2 million for the first three quarters of 2021 compared to $56.8 million during the same period last year. Results for the thirty-nine weeks ended October 3, 2020 were negatively impacted by the Covid-19 pandemic which resulted in a substantial portion of our customers being shuttered. Results for the thirty-nine weeks ended October 2, 2021 include a favorable legal settlement which resulted in a $5.7 million pre-tax gain, $7.6 million in legal charges, and $13.9 million of losses incurred in connection with a recent contract logistics program launch.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $140.1 million, or 42.9%, to $466.6 million in the thirty-nine weeks ended October 2, 2021 compared to $326.5 million in the previous year. Income from operations in the contract logistics segment increased $14.7 million, or 61.3%, to $38.7 million for the thirty-nine weeks ended October 2, 2021 compared to $24.0 million in the same period last year. In the thirty-nine weeks ended October 2, 2021, Universal managed 61 value-added programs compared to 57 in the prior year period. During the thirty-nine weeks ended October 2, 2021, dedicated transportation load count increased 25.6% to 449,621 from 357,912 in the thirty-nine weeks ended October 3, 2020. Results for the thirty-nine weeks ended October 2, 2021 in the contract logistics segment include approximately $13.9 million of losses incurred in connection with a recent program launch. Results in the contract logistics segment for the thirty-nine weeks ended October 3, 2020 were negatively impacted by the Covid-19 pandemic which resulted in a substantial portion of our customers being shuttered As a percentage of revenue, operating margin for the contract logistics segment for the thirty-nine weeks ended October 2, 2021 was 8.3% compared to 7.4% during the same period last year.

In the intermodal segment, operating revenues increased $43.6 million to $331.3 million in the thirty-nine weeks ending October 2, 2021 compared to $287.7 million in the previous year. Intermodal revenues for the thirty-nine weeks ended October 2, 2021 included $35.2 million in separately identified fuel surcharges, compared to $31.2 million in the same period last year. During the thirty-nine weeks ending October 2, 2021, Universal moved 508,352 intermodal loads compared to 537,365 in the thirty-nine weeks ending October 3, 2020, a decrease of 5.4%, while its average operating revenue per load, excluding fuel surcharges increased 7.8% to $500 from $464. In the thirty-nine weeks ending October 2, 2021 other accessorial charges such as detention, demurrage and storage increased $29.3 million from the same period last year. Income from operations in the intermodal segment decreased $6.0 million to $16.6 million for the thirty-nine weeks ended October 2, 2021 compared to $22.6 million in the thirty-nine weeks ending October 3, 2020. Intermodal segment results included litigation related charges totaling $7.6 million in the third quarter 2021. As a percentage of revenue, operating margin in the intermodal segment was 5.0% in the thirty-nine weeks ended October 2, 2021 compared to 7.8% in the prior year period.

In the trucking segment, which includes agent-based and company-managed trucking operations, operating revenues increased $64.3 million to $301.8 million in the thirty-nine weeks ending October 2, 2021 compared to $237.5 million in the prior year period. Included in trucking segment revenues for the thirty-nine weeks ending October 2, 2021 were $17.6 million in separately identified fuel surcharges compared to $12.4 million during the thirty-nine weeks ending October 3, 2020. Income from operations in the trucking segment increased $5.6 million to $18.5 million for the thirty-nine weeks ended October 2, 2021 compared to $12.9 million in the same period last year. During the thirty-nine weeks ended October 2, 2021, load volumes increased 15.1% to 220,938 loads compared to 191,990 in the thirty-nine weeks ending October 3, 2020. Average operating revenue per load, excluding fuel surcharges, also increased 8.8% to $1,319 from $1,212 in the prior year period. As a percentage of revenue, operating margin in the trucking segment was 6.1% in the thirty-nine weeks ending October 2, 2021 compared to 5.4% in the same period last year.

In the company-managed brokerage segment, operating revenues increased $28.5 million, or 18.7%, to $180.8 million in the thirty-nine weeks ending October 2, 2021 compared to $152.3 million in the thirty-nine weeks ending October 3, 2020. Company-managed brokerage load volumes decreased 15.3% to 94,510 from 111,622. However, average operating revenue per load, excluding fuel surcharges, increased 40.7% to $1,807 in the thirty-nine weeks ending October 2, 2021 from $1,284 in the thirty-nine weeks ending October 3, 2020. As a percentage of revenue, operating margin for the company-managed brokerage segment was 2.6% for the thirty-nine weeks ending October 2, 2021 compared to (1.9%) in the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirty-nine weeks ending October 2, 2021 increased $113.6 million, or 23.3%, to $600.3 million from $486.7 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers, and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and to a lesser extent, dedicated services, which uses a higher mix of company-drivers compared to owner-operators. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues. In the thirty-nine weeks ended October 2, 2021, transportation-related service revenues increased 26.0% compared to the thirty-nine weeks ended October 3, 2020. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 46.8% compared to 48.4% during the same period last year. The decrease was due to a decrease in the mix of transportation-related service revenue. As a percentage of total revenues, transportation-related service revenue decreased to 75.3% for the thirty-nine weeks ended October 2, 2021 compared to 76.4% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for the thirty-nine weeks ended October 2, 2021 increased by $93.1 million, or 38.2%, to $336.9 million compared to $243.9 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The increase was due to the launch of new business wins and robust volumes in our contract logistics segment in 2021, as well as the impact of temporary layoffs and furloughs in 2020 in response to the Covid-19 pandemic. As a percentage of operating revenues, personnel and related benefits increased to 26.2% for the thirty-nine weeks ended October 2, 2021, compared to 24.3% for the thirty-nine weeks ended October 3, 2020. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $35.0 million, or 44.4%, to $113.6 million for the thirty-nine weeks ended October 2, 2021 compared to $78.7 million for the thirty-nine weeks ended October 3, 2020. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements of the increase included increases of $19.9 million in fuel expense, $6.6 million in legal charges and professional fees, $6.6 million in vehicle and other maintenance, $3.8 million in travel and entertainment, and $1.2 million in operating supplies and material costs in operations supporting heavy-truck programs.

Commission expense. Commission expense for the thirty-nine weeks ended October 2, 2021 increased by $6.0 million, or 31.8%, to $25.0 million from $19.0 million for the thirty-nine weeks ended October 3, 2020. Commission expense increased due to increased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense was unchanged at 1.9% for both the thirty-nine weeks ending October 2, 2021 and October 3, 2020.

Occupancy expense. Occupancy expenses increased by $0.4 million, or 1.6%, to $26.9 million for the thirty-nine weeks ended October 2, 2021. This compares to $26.5 million for the thirty-nine weeks ended October 3, 2020. The increase was primarily attributable to an increase in property taxes.

General and administrative. General and administrative expense for the thirty-nine weeks ended October 2, 2021 increased by $5.8 million to $29.9 million from $24.1 million in the thirty-nine weeks ended October 3, 2020. The increase was attributable to a $4.1 million increase in salaries, wages, and benefits and a $1.4 million increase in professional fees. As a percentage of operating revenues, general and administrative expense was 2.3% for the thirty-nine weeks ended October 2, 2021 compared to 2.4% for the thirty-nine weeks ended October 3, 2020.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ended October 2, 2021 increased by $5.3 million to $20.0 million from $14.7 million in the thirty-nine weeks ended October 3, 2020. The increase was attributable to increases of $4.0 million in cargo and service failure claims and $1.4 million in auto liability premiums and claims. As a percentage of operating revenues, insurance and claims increased to 1.6% for the thirty-nine weeks ending October 2, 2021 compared to 1.5% for the thirty-nine weeks ended October 3, 2020.

Depreciation and amortization. Depreciation and amortization expense for the thirty-nine weeks ended October 2, 2021 decreased by $3.1 million, or 5.6%, to $51.9 million from $54.9 million for 2020. Depreciation expense decreased $2.1 million and amortization expense decreased $0.9 million.

Interest expense, net. Net interest expense was $9.1 million for the thirty-nine weeks ended October 2, 2021 compared to $11.2 million for the thirty-nine weeks ended October 3, 2020. The decrease in net interest expense reflects a decrease in interest rates on our outstanding borrowings. As of October 2, 2021, our outstanding borrowings totaled $444.8 million compared to $468.3 million at the same time last year.

Other non-operating income (expense). Other non-operating income was $7.0 million for the thirty-nine weeks ended October 2, 2021 compared to $3.3 million of other non-operating expense for the thirty-nine weeks ended October 3, 2020. Other non-operating income for thirty-nine weeks ended October 2, 2021 includes a $5.7 million pre-tax gain from a favorable legal settlement. Other non-operating income for the thirty-nine weeks ended October 2, 2021 also includes a $1.2 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income compared to a pre-tax holding loss of $3.0 million in the thirty-nine weeks ended October 3, 2020.

Income tax expense. Income tax expense for the thirty-nine weeks ended October 2, 2021 was $19.5 million, compared to $10.5 million for the thirty-nine weeks ended October 3, 2020, based on an effective tax rate of 25.3% and 24.7% respectively. The increase in income taxes in 2021 is the result of an increase in taxable income and our effective tax rate for the thirty-nine weeks ended October 2, 2021 compared to the thirty-nine weeks ended October 3, 2020.

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

During the thirty-nine weeks ended October 2, 2021, our capital expenditures totaled $26.2 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2021, exclusive of any acquisitions of businesses and strategic real estate purchases, we expect our capital expenditures to be in the range of 1% to 2% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for improvements to our existing terminal yard and container facilities. Due to widespread shortages, production backlogs, and limited availability of transportation equipment in 2021, our expenditures have been, and are projected to be, somewhat lower than the customary range of 4% to 5% of our operating revenues. If equipment manufacturers identify and implement solutions enabling them to overcome these supply-side constraints, then we would expect to return to a normalized level of capital expenditures in future periods. In such an event, our capital expenditures in 2022 would likely be somewhat higher than those experienced in the current and previous periods.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After taking into account the regular quarterly dividends made during the year, our Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of directors did not declare a special dividend in the first quarter of 2021.  On October 28, 2021, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock payable December 6, 2021 to shareholders of record at the close of business January 4, 2022. During the first half of 2020, our Board of Directors temporarily suspended the Company’s cash dividend policy due to the uncertainty caused by the Covid-19 pandemic.  The policy has since been reinstated. During the year ended December 31, 2020, we paid a total of $0.21 per common share, or $5.7 million.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility (the “Credit Facility”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At October 2, 2021, we were in compliance with all covenants under the Credit Facility, and $27.8 million was available for borrowing.

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

A wholly owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at variable rates ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At October 2, 2021, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of October 2, 2021, and the maximum available borrowings were $4.2 million.

Discussion of Cash Flows

At October 2, 2021, we had cash and cash equivalents of $13.1 million compared to $8.8 million at December 31, 2020.  Operating activities provided $53.7 million in net cash, and we used $21.1 million in investing activities and $28.2 million in financing activities.

The $53.7 million in net cash provided by operations was primarily attributed to $57.5 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gain on marketable equity securities, gains on equipment sales, amortization of debt issuance costs, stock-based compensation, and provisions for doubtful accounts totaling $74.2 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $78.0 million.   The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, an increase in trade and other accounts receivable, an increase in prepaid expenses and other assets, and a decrease in income taxes payable. These were partially offset by increases in accruals for insurance and claims, trade accounts payable, and accrued expenses and other current liabilities. Affiliate transactions decreased net cash provided by operating activities by $1.8 million.  The decrease in net cash resulted from a decrease in accounts payable to affiliates of $2.1 million and a decrease in accounts receivable from affiliates of $0.2 million.

The $21.1 million in net cash used in investing activities consisted of $26.2 million in capital expenditures and $0.1 million in marketable securities purchases.  These uses were partially offset by $5.1 million in proceeds from the sale of equipment and $0.1 million in proceeds from the sale of marketable securities.

We used $28.2 million in financing activities during the thirty-nine weeks ended October 2, 2021. During the period we paid cash dividends of $11.3 million.  We had outstanding borrowings totaling $444.8 million at October 2, 2021 compared to $461.7 million at December 31, 2020.  During the period we had net borrowings on our revolving lines of credit totaling $20.9 million and borrowed an additional $8.3 million for new equipment. We also made term loan, and equipment and real estate note payments totaling $46.1 million during the period.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2020. There have been no changes in our accounting policies during the thirteen weeks ended October 2, 2021.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended October 2, 2021. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 2, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On March 17, 2021, the Company received a complaint from the National Labor Relations Board (the “NLRB”) based on charges alleged by the International Brotherhood of Teamsters against four of the Company’s operating subsidiaries. The charges stem from the Company’s decision to close underperforming operations in California in December 2019. In April 2021, the Company answered the complaint by denying it engaged in any unfair labor practices and maintaining that the Company closed the underperforming California terminal due to financial reasons. In October 2021, the Company received an adverse ruling requiring the Company to, among other things, reinstate the terminated drivers and compensate them for back pay. The Company intends to appeal the decision. The calculation of the amount owed to the drivers will take into consideration any offsetting earnings made by terminated individuals since their separation from the Company. The Company currently estimates the possible range of financial exposure in the matter to be between $4.3 million and $7.2 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $5.8 million.  While the outcome of these claims cannot be predicted with any certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: November 12, 2021	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: November 12, 2021	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer