Form 10-K
period 2021-12-31
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2022-03-16
CIK 1308208

☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of July 3, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 3, 2021, as reported by The Nasdaq Stock Market, was approximately $171.4 million (assuming, but not admitting for any purpose, that all (a) directors and executive officers of the registrant are affiliates, and (b) the number of shares held by such directors and executive officers does not include shares that such persons could have acquired within 60 days of July 3, 2021).

The number of shares of common stock, no par value, outstanding as of March 7, 2022, was 26,834,107.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

UNIVERSAL LOGISTICS HOLDINGS, INC.

2021 ANNUAL REPORT ON FORM 10-K

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

We provide a comprehensive suite of transportation and logistics solutions that allow our customers to reduce costs and manage their global supply chains more efficiently. We market and deliver our services in several ways:

•	Through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors;

•	Through company-managed facilities and full-service freight forwarding and customs house brokerage offices; and

•	Through a network of agents who solicit freight business directly from shippers.

At December 31, 2021, we operated 51 company-managed terminal locations and serviced 63 value-added programs at locations throughout the United States and in Mexico, Canada and Colombia, and we had an agent network totaling approximately 257 agents.

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

Truckload. Our truckload services include dry van, flatbed, heavy-haul and refrigerated operations. Truckload services represented approximately $248.9 million, or 14.2%, of our operating revenues in 2021. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries. Truckload services also include our final mile and ground expedited services. Our transportation services are provided through a network of owner-operators and employee drivers.

Brokerage.  We provide customers freight brokerage services by utilizing third-party transportation providers to transport goods.  Brokerage services also include full service domestic and international freight forwarding, and customs brokerage.  In 2021, brokerage services represented approximately $401.8 million, or 22.9%, of our operating revenues.

Intermodal. Intermodal operations include steamship-truck, rail-truck, and support services. Intermodal support services represented $473.1 million, or 27.0%, of our operating revenues in 2021. Our intermodal support services are primarily short-to-medium distance delivery of both international and domestic containers between the port or railhead and the customer and drayage services.

Dedicated.  Our dedicated services are primarily provided in support of automotive customers using van equipment.  In 2021, dedicated services represented approximately $204.1 million, or 11.7%, of our operating revenues. Our dedicated services are primarily short run or round-trip moves within a defined geographic area provided through a network of union and non-union employee drivers, owner-operators, and contract drivers.

Value-Added. Our value-added services, which are typically dedicated to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management. Value-added services represented approximately $423.1 million, or 24.2%, of our operating revenues in 2021. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains.

Segments

We report our financial results in four distinct reportable segments: contract logistics, intermodal, trucking, and company-managed brokerage.

Operations aggregated in our contract logistics segment deliver value-added and/or dedicated transportation services to support in-bound logistics to original equipment manufacturers (OEMs) and major retailers on a contractual basis, generally pursuant to terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves predominately coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers (broker carriers).  Operations aggregated in our trucking segment are associated with individual freight shipments coordinated by our agents and company-managed terminals using a mix of owner-operators, company equipment and broker carriers. Our company-managed brokerage segment provides for the pick-up and delivery of individual freight shipments using broker carriers, coordinated by our company-managed operations.

For additional information on segments, see Item 8, Note 18 to the Consolidated Financial Statements.

COVID-19 Pandemic

The Company remains committed to doing its part to protect its employees, customers, vendors and the general public from the spread of the coronavirus outbreak (COVID-19). Our operational and financial performance were negatively impacted by COVID-19 during the latter part of the first and most of the second quarter of 2020. To mitigate the impact on our business, we implemented numerous cost reduction measures including furloughing a large portion of our direct labor force, requiring personnel to take unpaid time-off, restricting travel, and reducing discretionary spending. During the third quarter 2020, we experienced a rebound in demand for transportation and manufacturing support services and experienced a more normalized level of business activity.  Although we estimate COVID-19 had the largest impact on our business during the second quarter 2020, we are unable to predict with any certainty the future impact COVID-19 may have on our operational and financial performance. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operating results, which could be material, will be determined by the length of time the pandemic continues, its severity, government regulations imposed in response to the pandemic, and to its general effect on the economy and transportation demand.

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

Target further penetration of key customers in the North American automotive industry. The automotive industry is one of the largest users of global outsourced logistics services, providing us growth opportunities with both existing and new customers. Of our customers generating revenues greater than $100,000 per year, this sector comprised approximately 31% of operating revenues in 2021. We intend to capitalize on anticipated continued growth in outsourcing of higher value logistics services in the automotive sector such as sub-assembly and sequencing, which link directly into production lines and require specialized capabilities, technological expertise and strict quality controls.

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

Customers

Revenue is generated from customers throughout the United States, and in Mexico, Canada and Colombia. Our customers are largely concentrated in the automotive, retail and consumer goods, steel, oil and gas, alternative energy and manufacturing industries.

A significant percentage of our revenues is derived from the domestic auto industry. Of our customers generating revenues greater than $100,000 per year, aggregate sales in the automotive industry totaled 31%, 29% and 27% of revenues during the fiscal years ended December 31, 2021, 2020 and 2019, respectively. During 2021, 2020 and 2019, General Motors accounted for approximately 13%, 14% and 12% of our total operating revenues, respectively.  Sales to our top 10 customers, including General Motors, totaled 38% in 2021.  A significant percentage of our revenue also results from our providing capacity to other transportation companies that aggregate loads from a variety of shippers in these and other industries.

Human Capital Resources

Overview. As of December 31, 2021, we had 8,004 employees. During the year ended December 31, 2021, we also engaged, on average, the full-time equivalency of 1,448 individuals on a contract basis. As of December 31, 2021, approximately 37% of our employees in the United States, Canada, and Colombia and 91% of our employees in Mexico were members of unions and subject to collective bargaining agreements. We believe our union and employee relationships are good.

Diversity and Inclusion. We believe diversity and inclusion are critical to our ability to win in the marketplace and enable our workforce and communities to succeed. Specifically, having a diverse and inclusive workplace allows us to attract and retain the best employees to deliver results for our shareholders. A qualified, diverse, and inclusive workforce also helps us represent the broad cross-section of ideas, values, and beliefs of our employees, customers, and communities. Our commitment to diversity and inclusion means that we will continue to strive to establish and improve an inclusive workplace environment where employees from all backgrounds can succeed and be heard.

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

Talent Acquisition, Retention and Development. We continually strive to hire, develop, and retain the top talent in our industry. Critical to attracting and retaining top talent is employee satisfaction, and we regularly implement programs to increase employee satisfaction. We reward our employees by providing competitive compensation, benefits, and incentives throughout all levels in our organization. Intense competition in the transportation and logistics services industry for qualified workers and drivers has resulted in additional expense to recruit and retain an adequate supply of employees and has had a negative impact on the industry. Our operations have also been impacted, we have periodically experienced under-utilization and increased expenses due to a shortage of qualified workers and drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified workers and drivers.

Independent Contractor Network

We utilize a network of agents and owner-operators located throughout the United States and in Ontario, Canada. These agents and owner-operators are independent contractors.

A significant percentage of the interaction with our shippers is provided by our agents. Our agents solicited and controlled approximately 30% of the freight we hauled in 2021, with the balance of the freight being generated by company-managed terminals. Our top 100 agents in 2021 generated approximately 20% of our annual operating revenues. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is acutely aware of the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

We also contract with owner-operators to provide greater flexibility in responding to fluctuations in customer demand.  Owner-operators provide their own trucks and are contractually responsible for all associated expenses, including but not limited to financing costs, fuel, maintenance, insurance, and taxes, among other things.  They are also responsible for maintaining compliance with Federal Motor Carrier Safety Administration regulations.

Revenue Equipment

The following table represents our equipment used to provide transportation services as of December 31, 2021:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	1,487	2,421	3,908
Yard Tractors	262	-	262
Trailers	3,838	977	4,815
Chassis	2,830	1	2,831
Containers	176	-	176

Risk Management and Insurance

Our customers and federal regulations generally require that we provide insurance for auto liability and general liability claims up to $1.0 million per occurrence. Accordingly, in the United States, we purchase such insurance from a licensed casualty insurance carrier, which is a related party, providing a minimum $1.0 million of coverage for individual auto liability and general liability claims. We are generally self-insured for auto and general liability claims above $1.0 million unless riders are sought to satisfy individual customer or vendor contract requirements. In certain of our businesses, we have secured additional auto liability coverage where we are self-insured for claims above $4.0 million. In Mexico, our operations and investment in equipment are insured through an internationally recognized, third-party insurance underwriter.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with cleanup of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for fiscal year 2022. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

A significant portion of our larger customers are concentrated in the North American automotive industry. For customers generating annual revenues over $100,000, 31% of our revenues were derived from customers in the North American automotive industry during 2021. Our business and growth largely depend on continued demand for its services from customers in this industry.  Any future downturns in North American automobile production, which also impacts our steel and metals customers, could similarly affect our revenues in future periods.

Our business derives a large portion of revenue from a few major customers, and the loss of any one or more of them as customers, or a reduction in their operations, could have a material adverse effect on our business.

A large portion of our revenue is generated from a limited number of major customers concentrated in the automotive, steel and metals, and energy industries. Our top 10 customers accounted for approximately 38% of our operating revenues during 2021. Our contracts with customers generally contain cancellation clauses, and there can be no assurance that these customers will continue to utilize our services or that they will continue at the same levels. Further, there can be no assurance that these customers will not be affected by a future downturn in demand, which would result in a reduction in their operations and corresponding need for our services. Moreover, our customers may individually lose market share, apart from general economic trends. If our major customers lose U.S. market share, they may have less need for services. A reduction in or termination of services by one or more of our major customers could have a material adverse effect on our business and results of operations.

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

A substantial number of our employees and of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Each of our unionized facilities has a separate agreement with the union that represents the workers at only that facility. During 2019, a labor strike by the United Auto Workers of its employees at the facilities of our largest customer, General Motors, caused an extended shutdown of General Motors’ manufacturing operations and, in turn, materially and adversely impacted our operating results during the third and fourth quarters of 2019. Any future labor disputes involving either us or our customers could similarly affect our operations. If the UAW and our automotive customers and their suppliers are unable to negotiate new contracts in the future and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability. As of December 31, 2021, approximately 37% of our employees in the United States, Canada, and Colombia, and 91% of our employees in Mexico were members of unions and subject to collective bargaining agreements.

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

A significant portion of our expenses are fixed costs that neither increase nor decrease proportionately with our sales. There can be no assurance that we would be able to reduce our fixed costs proportionately in response to a decline in our sales; therefore, our competitiveness could be significantly impacted. As a result, a decline in our sales would result in a higher percentage decline in our income from operations and net income.

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

The rapid or unrestricted spread of a contagious illness such as COVID-19, or the fear of such an event, could significantly disrupt global and domestic supply chains for our customers or result in various travel restrictions, any of which could have a material adverse effect on our business and results of operations. The duration of the current disruption in supply chains, and whether the magnitude of the disruption will change, are currently unknown. In addition, in order to prevent terrorist attacks, federal, state, and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Our international operations in Canada and Mexico may be affected significantly if there are any disruptions or closures of border traffic due to security measures. Such measures may have costs associated with them, which, in connection with the transportation services we provide, we or our owner-operators could be forced to bear. Further, a public health crisis, terrorist attack, war, or risk of such an event also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenue or restrict our future growth. Instability in the financial markets as a result of a health pandemic, terrorism or war also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

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

We have been, and in the future may be, subject to cybersecurity and malware attacks and other intentional hacking. Any failure to identify and address or to prevent a cyber- or malware-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation and increased service and maintenance costs. For example, in June 2020, we experienced a previously disclosed ransomware cyber-attack affecting certain of our network systems. During the attack, we experienced limited disruption and rapidly deployed back-up systems or implemented temporary procedures to maintain operations. Based on our assessment and on information currently known, we do not believe the attack had or will have a material adverse impact on our business or results of operations.

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

Borrowings under our credit facilities are at variable rates of interest, primarily based on London Interbank Offered Rate (“LIBOR”). LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve Board and other central banks, the supply of and demand for credit in the London interbank market, and general economic conditions. In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of 2021. However, for U.S. dollar-denominated (“USD”) LIBOR, only one-week and two-month USD LIBOR will cease to be published after 2021, and all remaining USD LIBOR tenors will continue being published until June 2023. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate; however, we can provide no assurance that market-accepted rates and transition methodologies will be available and finalized at the time of LIBOR cessation. If clear market standards and transition methodologies have not been developed by the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our credit facilities. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our earnings and cash flows.

Risks Related to Our Common Stock

We are controlled by Matthew T. Moroun, the Chairman of our Board of Directors. The influence of our public shareholders over significant corporate actions is limited, and Mr. Moroun’s interests may conflict with our interests and the interests of other shareholders.

Matthew T. Moroun owns directly and indirectly approximately 72% of our outstanding common stock. As a result, Mr. Moroun controls any action requiring the general approval of our shareholders, including the election of our board of directors, the adoption of amendments to our articles of incorporation and bylaws, and the approval of any merger or sale of substantially all of our assets. So long as Mr. Moroun continues to own a significant amount of our equity, even if such amount is less than a majority of the outstanding shares of our common stock, he will be capable substantially influencing the outcome of votes on all matters requiring approval by the shareholders, including our ability to enter into certain corporate transactions. This concentration of ownership could limit the price that some investors might be willing to pay for shares of our common stock.

The interests of Mr. Moroun could conflict with or differ from our interests or the interests of our other shareholders. For example, the concentration of ownership he holds could delay, defer, or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be favorable for us. Accordingly, Mr. Moroun could cause us to enter into transactions or agreements of which our other shareholders would not approve or make decisions with which they may disagree. Mr. Moroun may continue to retain control of us for the foreseeable future and may decide not to enter into a transaction in which shareholders would receive consideration for our common stock that is much higher than the then-current market price of our common stock. In addition, he could elect to sell a controlling interest in us to a third-party and our other shareholders may not be able to participate in such transaction or, if they are able to participate in such a transaction, such shareholders may receive less than the then current fair market value of their shares. Any decision regarding their ownership of us that Mr. Moroun may make at some future time will be in his absolute discretion, subject to applicable laws and fiduciary duties.

Because Matthew T. Moroun owns a controlling interest in us, we are not subject to certain corporate governance standards that apply to other publicly traded companies.

Mr. Moroun controls a majority of our outstanding common stock. As a result, we are a controlled company under the rules of the NASDAQ Stock Market. The NASDAQ rules state that a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

As of December 31, 2021, we also leased 91 operating, terminal and yard, and administrative facilities in various U.S. cities located in 24 states, in Windsor, Ontario; and in San Luis Potosí, Mexico. Generally, our facilities are utilized by our operating segments for various administrative, transportation-related or value-added services.  We also deliver value-added services under our contract logistics segment inside or linked to 37 facilities provided by customers.  Certain of our leased facilities are leased from entities controlled by our majority shareholders.  These facilities are leased on either a month-to-month basis or extended terms. For more information on our lease arrangements, see Part II, Item 8: Notes 11, 13 and 16 to the Consolidated Financial Statements.

ITEM 3:	LEGAL PROCEEDINGS

On March 17, 2021, the Company received a complaint from the National Labor Relations Board (the “NLRB”) based on charges alleged by the International Brotherhood of Teamsters against four of the Company’s operating subsidiaries. The charges stem from the Company’s decision to close underperforming operations in California in December 2019. In April 2021, the Company answered the complaint by denying it engaged in any unfair labor practices and maintaining that the Company closed the underperforming California terminal due to financial reasons. In October 2021, the Company received an adverse ruling requiring the Company to, among other things, reinstate the terminated drivers and compensate them for back pay. The Company is appealing the decision. The calculation of the amount owed to the drivers will take into consideration any offsetting earnings made by terminated individuals since their separation from the Company. The Company currently estimates the possible range of financial exposure in the matter to be between $4.3 million and $7.2 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $5.8 million.  While the outcome of these claims cannot be predicted with any certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

As of March 7, 2022, there were approximately 30 record holders of our common stock, based upon data available to us from our transfer agent.  We believe, however, that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock. In addition, under our current dividend policy, after considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  The Board of Directors did not declare a special dividend in the first quarter of 2022.

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

Purchases of Equity Securities by the Issuer

On July 29, 2021, the Company announced that it had been authorized to purchase up to 1,000,000 shares of its common stock from time to time in the open market. As of December 31, 2021, 1,000,000 shares remain available under this authorization. No specific expiration date has been assigned to the authorization.

There were no purchases of our equity securities by or on behalf of us or any affiliated purchaser within the fourth quarter of 2021.

Performance Graph

The graph below matches Universal Logistics Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Universal Logistics Holdings, Inc.	100.00	147.90	114.32	123.42	135.60	126.61
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Transportation	100.00	123.35	110.84	133.75	137.58	165.72

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6:	RESERVED
ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading asset-light provider of customized transportation and logistics solutions throughout the United States, and in Mexico, Canada and Colombia.  We provide a comprehensive suite of transportation and logistics solutions that allow our customers to reduce costs and manage their global supply chains more efficiently.  We market our services through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors, through company-managed facilities and full-service freight forwarding and customs house brokerage offices, and through a contract network of agents who solicit freight business directly from shippers.

We operate, manage or provide services at 114 logistics locations in the United States, Mexico, Canada and Colombia and through our network of agents and owner-operators located throughout the United States and in Ontario, Canada. Thirty-seven of our value-added service operations are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production processes. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. To support our asset-light business model, we generally coordinate the duration of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. Our owner-operators provided us with 2,421 tractors and 977 trailers.  We own 1,749 tractors, 3,838 trailers, 2,830 chassis and 176 containers.  Our agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue or gross profit they generate for us and who bring an entrepreneurial spirit to our business.  Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation companies.

As of December 31, 2021, we employed 8,004 people in the United States, Mexico, Canada, and Colombia, including 3,142 employees subject to collective bargaining agreements. We also engaged contract staffing vendors to supply an average of 1,448 additional personnel on a full-time-equivalent basis.

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

We report our financial results in four distinct reportable segments, contract logistics, intermodal, trucking, and company-managed brokerage. Operations aggregated in our contract logistics segment deliver value-added and/or dedicated transportation services to support in-bound logistics to original equipment manufacturers (OEMs) and major retailers on a contractual basis, generally pursuant to terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves predominately coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers (broker carriers).  Operations aggregated in our trucking segment are associated with individual freight shipments coordinated by our agents and company-managed terminals using a mix of owner-operators, company equipment and broker carriers. Our company-managed brokerage segment provides for the pick-up and delivery of individual freight shipments using broker carriers, coordinated by our company-managed operations.

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

The spread of COVID-19 resulted in governmental authorities enforcing measures to try to contain the virus, which severely disrupted economic and commercial activity during the latter part of the first and most of the second quarter of 2020. To mitigate the impact on our business, we implemented numerous cost reduction measures including furloughing a large portion of our direct labor force, requiring personnel to take unpaid time-off, restricting travel, and reducing discretionary spending. During the third quarter 2020, we experienced a rebound in demand for transportation and manufacturing support services and experienced a more normalized level of business activity.  Although we estimate COVID-19 had the largest impact on our business during the second quarter 2020, we are unable to predict with any certainty the future impact COVID-19 may have on our operational and financial performance. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operating results, which could be material, will be determined by the length of time the pandemic continues, its severity, government regulations imposed in response to the pandemic, and to its general effect on the economy and transportation demand.

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

We recognize revenue as control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for its services. For our transportation services businesses, which include truckload, brokerage, intermodal and dedicated services, revenue is recognized over time as the performance obligations on the in-transit services are completed.  For the Company’s value-added service businesses, we have elected to use the “right to invoice” practical expedient, reflecting that a customer obtains the benefit associated with value-added services as they are provided.  For additional information on revenue recognition, see Item 8, Note 3 to the Consolidated Financial Statements.

Factors Affecting Our Expenses

Purchased transportation and equipment rent. Purchased transportation and equipment rent represents the amounts we pay to our owner-operators or other third party equipment providers to haul freight and, to the extent required to deliver certain logistics services, the cost of equipment leased under short-term contracts from third parties.  The amount of the purchased transportation we pay to our owner-operators is primarily based on a contractually agreed-upon rates for each load hauled, net of any rental income we receive by leasing our trailers to owner-operators. The expense also includes the amount of fuel surcharges, where separately identifiable, that we receive from our customers and pass through to our owner-operators. Our strategy is to maintain a highly flexible business model that employs a cost structure that is mostly variable in nature. As a result, purchased transportation and equipment rent is the largest component of our costs and increases or decreases proportionately with changes in the amount of revenue generated by our owner-operators and other third party providers and with the production volumes of our customers.  We recognize purchased transportation and equipment rent as the services are provided.

Direct personnel and related benefits. Direct personnel and related benefits include the salaries, wages and fringe benefits of our employees, as well as costs related to contract labor utilized in selling and operating activities.  These costs are a significant component of our cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. As of December 31, 2021, approximately 37% of our employees in the United States, Canada and Colombia, and 91% of our employees in Mexico were subject to collective bargaining agreements. Any changes in union agreements will affect our personnel and related benefits cost. The operations in the United States, Mexico and Canada that are subject to collective bargaining agreements have separate, individualized agreements with several different unions that represent employees in these operations. While there are some facilities with multiple unions, each collective bargaining agreement with each union covers a single facility for that union. Such agreements have expiration dates that are generally independent of other collective bargaining agreements and include economics and operating terms tailored to the specific operational requirements of a customer. Our operation in Mexico provides competitive compensation within the Mexican statutory framework for managerial and supervisory personnel.

Operating supplies and expenses. These expenses include items such as fuel, tires and parts repair items primarily related to the maintenance of company owned and leased tractors, trailers and lift equipment, as well as licenses, dock supplies, communication, utilities, operating taxes and other general operating expenses.  Because we maintain a flexible business model, our operating expenses generally relate to equipment utilization, fluctuations in customer demand and the related impact on our operating capacity. Our transportation services provided by company owned equipment depend on the availability and pricing of diesel fuel. Although we often include fuel surcharges in our billing to customers to offset increases in fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. We recognize these expenses as they are incurred and the related income as it is earned.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these service categories for the years ended December 31, 2021, 2020 and 2019, presented as a percentage of total operating revenues:

	Years ended December 31,
	2021	2020	2019
Operating revenues:
Truckload services	14.2%	14.5%	16.6%
Brokerage services	22.9	24.2	23.5
Intermodal services	27.0	28.3	25.8
Dedicated services	11.7	9.2	9.2
Value-added services	24.2	23.8	24.9
Total operating revenues	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, presented as a percentage of operating revenues:

	Years ended December 31,
	2021	2020	2019
Operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	47.1	48.5	47.8
Direct personnel and related benefits	26.1	24.3	24.4
Operating supplies and expenses	8.5	8.0	8.0
Commission expense	1.9	1.9	2.1
Occupancy expense	2.1	2.5	2.4
General and administrative	2.3	2.4	2.9
Insurance and claims	2.2	1.4	3.1
Depreciation and amortization	3.9	5.3	4.9
Total operating expenses	94.1	94.2	95.7
Income from operations	5.9	5.8	4.3
Interest and other non-operating income (expense), net	(0.3)	(1.2)	(0.9)
Income before for income taxes	5.6	4.6	3.3
Income tax (benefit) expense	1.4	1.1	0.7
Net income	4.2%	3.5%	2.5%

2021 Compared to 2020

Operating revenues. Operating revenues for 2021 increased $359.9 million, or 25.9%, to $1,751.0 million from $1,391.1 million in 2020. Included in operating revenues are separately-identified fuel surcharges of $96.9 million for 2021 compared to $67.9 million in 2020. Consolidated income from operations increased $22.6 million, or 28.1%, to $103.0 million for 2021 compared to $80.4 million during the same period last year. Overall results for 2020 were negatively impacted by the COVID-19 pandemic which resulted in a substantial portion of our customers being shuttered. Results for 2021 include a favorable legal settlement which resulted in a $5.7 million pre-tax gain recorded in other non-operating income, as well as $6.0 million in charges for auto liability claims expected to settle in excess of policy limits, $5.8 million in charges for on-going legal matters, and $18.9 million of losses incurred in connection with a recent contract logistics program launch.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $167.6 million, or 36.5%, to $627.2 million in 2021 compared to $459.7 million in the previous year. Income from operations in the contract logistics segment increased $8.8 million, or 24.6%, to $44.8 million for 2021 compared to $36.0 million in the same period last year. In 2021, Universal managed 63 value-added programs compared to 58 in the prior year period. During 2021, dedicated transportation load count increased 20.5% to 594,748 from 493,733 in 2020. Results for 2021 in the contract logistics segment include approximately $18.9 million of losses incurred in connection with a recent program launch. Results in the contract logistics segment for 2020 were negatively impacted by the COVID-19 pandemic, which caused a substantial portion of our customers to temporarily suspend operations. As a percentage of revenue, operating margin for the contract logistics segment for 2021 was 7.1% compared to 7.8% during the same period last year. The launch losses recorded in 2021 adversely impacted this segment’s operating margin by 310 basis points.

In the intermodal segment, operating revenues increased $79.4 million, or 20.2%, to $473.1 million in 2021 compared to $393.6 million in the previous year. Intermodal revenues for 2021 included $51.2 million in separately identified fuel surcharges, compared to $40.1 million in the same period last year. During 2021, Universal moved 665,088 intermodal loads compared to 719,947 in 2020, a decrease of 7.6%, while its average operating revenue per load, excluding fuel surcharges increased 13.2% to $522 from $461. In 2021, other accessorial charges such as detention, demurrage and storage increased $45.0 million to $84.9 million compared to $39.9 million one year earlier. Income from operations in the intermodal segment was unchanged at $30.4 million in both 2021 and 2020. Included in intermodal segment results were litigation related charges totaling $5.8 million in 2021. As a percentage of revenue, operating margin in the intermodal segment was 6.4% in 2021 compared to 7.7% in the prior year period. The litigation related charges recorded in 2021 adversely impacted this segment’s operating margin by 120 basis points.

In the trucking segment, which includes agent-based and company-managed trucking operations, operating revenues increased $84.9 million to $403.3 million in 2021 compared to $318.4 million in the prior year. Included in trucking segment revenues for 2021 were $24.4 million in separately identified fuel surcharges compared to $16.1 million during 2020. Income from operations in the trucking segment increased $3.2 million to $19.6 million for 2021 compared to $16.4 million in the same period last year. During 2021, load volumes increased 12.0% to 288,378 loads compared to 257,562 in 2020. Average operating revenue per load, excluding fuel surcharges, also increased 11.3% to $1,356 from $1,218 in the prior year period. 2021 trucking segment results also included a $6.0 million charge for auto liability claims expected to settle in excess of policy limits. As a percentage of revenue, operating margin in the trucking segment was 4.9% in 2021 compared to 5.2% in the same period last year. The claim charges recorded in 2021 adversely impacted the trucking segment’s operating margin by 140 basis points.

In the company-managed brokerage segment, operating revenues increased $24.7 million, or 11.3%, to $242.8 million in 2021 compared to $218.1 million in 2020. Company-managed brokerage load volumes decreased 16.3% to 121,944 in 2021 from 145,655 during the same period last year. However, average operating revenue per load, excluding fuel surcharges, increased 31.5% to $1,845 in 2021 from $1,403 in 2020. As a percentage of revenue, operating margin for the company-managed brokerage segment was 2.9% for 2021 compared to a negative 1.2% in the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2021 increased $150.6 million, or 22.3%, to $824.8 million from $674.1 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers and is generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and to a lesser extent, dedicated services, which uses a higher mix of company-drivers compared to owner-operators. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an increase in transportation-related service revenues. In 2021, transportation-related service revenues increased 25.4% over the same period last year. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 47.1% compared to 48.5% during the same period last year. The decrease was due to a decrease in the mix of brokerage services revenue, where the cost of transportation is typically higher than our other transportation businesses. As a percentage of total revenues, brokerage services revenue decreased to 22.9% for 2021 compared to 24.2% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for 2021 increased by $119.0 million, or 35.3%, to $456.6 million compared to $337.6 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our value-added services and staffing needs of our operations. The increase was due to the launch of new business wins and robust volumes in our contract logistics segment in 2021, as well as the impact of temporary layoffs and furloughs in 2020 in response to the COVID-19 pandemic. As a percentage of operating revenues, personnel and related benefits increased to 26.1% for 2021, compared to 24.3% in 2020. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $38.3 million, or 34.5%, to $149.4 million for 2021 compared to $111.1 million for 2020. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements of the increase included increases of $16.5 million in fuel expense, $5.3 million in legal charges and professional fees, $8.2 million in vehicle and other maintenance, $4.0 million in travel and entertainment, and $3.3 million in other operating expenses.

Commission expense. Commission expense for 2021 increased by $7.2 million, or 27.1%, to $33.9 million from $26.7 million in 2020. Commission expense increased due to increased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense was unchanged at 1.9% for both 2021 and 2020.

Occupancy expense. Occupancy expenses increased by $2.7 million, or 7.8%, to $37.3 million for 2021. This compares to $34.6 million in 2020. The increase was primarily attributable to an increase in building rents and property taxes.

General and administrative. General and administrative expense for 2021 increased by $6.4 million to $39.6 million from $33.3 million in 2020. The increase was attributable to a $4.1 million increase in salaries, wages, and benefits and a $2.5 million increase in professional fees. As a percentage of operating revenues, general and administrative expense was 2.3% in 2021 compared to 2.4% for 2020.

Insurance and claims. Insurance and claims expense for 2021 increased by $19.6 million to $38.8 million from $19.3 million in 2020. The increase was attributable to increases of $11.1 million in cargo and service failure claims and $8.5 million in auto liability premiums and claims. Included in insurance and claims expense were $6.0 million in charges for auto liability claims expected to settle in excess of policy limits. As a percentage of operating revenues, insurance and claims increased to 2.2% for 2021 compared to 1.4% in 2020.

Depreciation and amortization. Depreciation and amortization expense for 2021 decreased by $6.6 million, or 8.9%, to $67.5 million from $74.1 million for 2020. Depreciation expense decreased $5.3 million and amortization expense decreased $1.3 million.  The decrease in depreciation expense is attributable to the limited availability of transportation equipment for purchase in 2021.  If equipment manufacturers implement solutions to overcome production issues, depreciation expense is expected to increase as capital expenditures return to normalized levels.

Interest expense, net. Net interest expense was $11.6 million for 2021 compared to $14.6 million for 2020. The decrease in net interest expense reflects a decrease in outstanding borrowings and a decrease in interest rates on our debt. As of December 31, 2021, our outstanding borrowings totaled $428.4 million compared to $461.7 million at the same time last year.

Other non-operating income (expense). Other non-operating income was $7.2 million for 2021 compared to $1.9 million of other non-operating expense for 2020. Other non-operating income for 2021 includes a $5.7 million pre-tax gain from a favorable legal settlement. Other non-operating income in 2021 also includes a $1.5 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income compared to a pre-tax holding loss of $1.6 million in 2020.

Income tax expense. Income tax expense for 2021 was $24.8 million, compared to $15.8 million for 2020, based on an effective tax rate of 25.2% and 24.7% respectively. The increase in income taxes in 2021 is the result of an increase in taxable income and our effective tax rate for 2021 compared to 2020.

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

Interest expense, net. Net interest expense was $14.6 million for 2020 compared to $17.0 million for 2019.  The decrease in net interest expense reflects a decrease in the average interest rate on our outstanding borrowings.  As of December 31, 2021, our outstanding borrowings totaled $461.7 million compared to $459.7 million at the same time last year.

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

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations, loans and extensions of credit under our credit facilities, on margin against our marketable securities, funds from installment notes, and proceeds from the sales of marketable securities. We use secured, asset lending to fund a substantial portion of purchases of tractors, trailers and material handling equipment.

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

In 2021, our capital expenditures totaled $38.8 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Due to widespread shortages, production backlogs, and limited availability of transportation equipment in 2021, our expenditures were somewhat lower than our customary capital expenditures. Our asset-light business model depends largely on the customized solutions we implement for specific customers. As a result, our capital expenditures will also depend on specific new contracts and the overall age and condition of our owned transportation equipment. In 2022, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of 4% to 5% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for improvements to our existing terminal yard and container facilities. If equipment manufacturers identify and implement solutions enabling them to overcome these supply-side constraints, then we would expect to return to a normalized level of capital expenditures in future periods.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  The Board of Directors did not declare a special dividend in the first quarter of 2022.  During the year ended December 31, 2021, we paid a total of $0.42 per common share, or $11.3 million.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The credit facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our credit facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At December 31, 2021, we were in compliance with all covenants under the credit facility, and $36.7 million was available for borrowing.

A wholly-owned subsidiary issued a series of promissory notes in order to finance transportation equipment. The notes issued in connection with this equipment financing, which are secured by liens on selected titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 5.13%.

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at a variable rate ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At December 31, 2021, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the margin facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of December 31, 2021, and the maximum available borrowings were $4.3 million.

Discussion of Cash Flows

At December 31, 2021, we had cash and cash equivalents of $13.9 million compared to $8.8 million at December 31, 2020.  Operating activities provided $83.3 million in net cash, and we used $33.2 million in investing activities and $44.6 million in financing activities.

The $83.3 million in net cash provided by operations was primarily attributed to $73.7 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, amortization of debt issuance costs, gains on marketable equity securities and equipment sales, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $94.7 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $85.1 million. The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, an increase in trade and other accounts receivable, an increase in prepaid expenses and other assets, and a decrease in income taxes payable. These were partially offset by increases in accruals for insurance and claims, trade accounts payable, and accrued expenses and other current liabilities. Affiliate transactions increased net cash provided by operating activities by $1.2 million.  The decrease in net cash resulted from an increase in accounts payable to affiliates of $0.8 million and a decrease in accounts receivable from affiliates of $0.4 million.

The $33.2 million in net cash used in investing activities consisted of $38.8 million in capital expenditures and $0.1 million in marketable securities purchases.  These uses were partially offset by $5.6 million in proceeds from the sale of equipment and $0.1 million in proceeds from the sale of marketable securities.

We used $44.6 million in financing activities. During the period we paid cash dividends of $11.3 million. We had outstanding borrowings totaling $428.4 million at December 31, 2021 compared to $461.7 million at December 31, 2020.  During the period we had net borrowings on our revolving lines of credit totaling $11.9 million and borrowed an additional $16.0 million for new equipment. We also made term loan, and equipment and real estate note payments totaling $61.2 million during the period.

Contractual Obligations

As of December 31, 2021, we had contractual obligations related to our long-term debt of $366.1 million and $8.8 million for principal borrowings and interest, respectively, which become due through 2030. See Item 8, Note 9 to the Consolidated Financial Statements for additional information regarding our debt obligations. We also have contractual obligations for operating leases commitments and purchase commitments related to agreements to purchase equipment. See Item 8, Note 13 and Note 16, respectively, to the Consolidated Financial Statements for additional information regarding lease obligations and purchase commitments.

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

We establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims.  The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors  based  upon  industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. As of December 31, 2021 and 2020, we had accruals of $23.0 million and $9.2 million, respectively, for estimated claims net of insurance receivables.  If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows. Based on our 2021 reserve for claims incurred but not reported, a 10% increase in claims incurred but not reported, would increase our insurance and claims expense by approximately $0.5 million.

Valuation of Long-Lived Assets, including Goodwill and Intangible Assets

At both December 31, 2021 and 2020, our goodwill balance was $170.7 million. We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment during the third quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill.

During each of the third quarters of 2021 and 2020, we completed our goodwill impairment testing by performing a quantitative assessment using the income approach for each of our reporting units with goodwill. The determination of the fair value of the reporting units requires us to make estimates and assumptions related to future revenue, operating income and discount rates. Based on the results of this test, no impairment loss was recognized. There were no triggering events identified from the date of our assessment through December 31, 2021 that would require an update to our annual impairment test.

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

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under our credit facility, real estate financing and margin facility, all of which charge interest at floating rates. Borrowings under the credit agreements with each of the banks bear interest at LIBOR or a base rate, plus an applicable margin.  Our margin facility bears interest at a floating rate equal to LIBOR plus 1.10%.  As of December 31, 2021, we had total variable interest rate borrowings of $325.1 million.  Assuming variable rate debt levels remain at $325.1 million for a full year, a 100 basis point increase in interest rates on our variable rate debt would increase interest expense approximately $3.3 million annually.

In connection with the real estate financing, we entered into interest rate swap agreements to fix a portion of the interest rates on our variable rate debt that has a combined notional amount of $10.8 million at December 31, 2021. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25% and pays a fixed rate. The first swap became effective in October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires in July 2026. The second swap became effective in October 2016, has a rate of 3.83% (amortizing notional amount of $0.8 million) and expires in May 2022. At December 31, 2021, the fair value of the swap agreements was a liability of $0.2 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax.

Included in cash and cash equivalents is approximately $10,000 in short-term investment grade instruments.  The interest rates on these instruments are adjusted to market rates at least monthly.  In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Exposure to market risk for fluctuations in fuel prices also relates to a small portion of our transportation service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position. Based upon our 2021 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expense on company owned tractors by approximately $3.0 million.

Equity Securities Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $8.0 million at December 31, 2021 from $6.5 million at December 31, 2020. The increase resulted from an increase in the market value of the portfolio of approximately $1.5 million and purchases of marketable securities totaling approximately $0.1 million. These increases were partially offset by sales of marketable equity securities totaling approximately $0.1 million, with realized gains on sales of $25,000. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $0.8 million. For additional information with respect to the marketable equity securities, see Item 8, Note 5 to the Consolidated Financial Statements.

Foreign Exchange Risk

In the years ended December 31, 2021 and 2020, 1.7% and 2.2%, respectively, of our revenues were derived from services provided outside the United States, principally in Mexico, Canada and Colombia. Exposure to market risk for changes in foreign currency exchange rates relates primarily to selling services and incurring costs in currencies other than the local currency and to the carrying value of net investments in foreign subsidiaries. As a result, we are exposed to foreign currency exchange rate risk due primarily due to translation of the accounts of our Mexican, Canadian and Colombian operations from their local currencies into U.S. dollars and also to the extent we engage in cross-border transactions. The majority of our exposure to fluctuations in the Mexican peso, Canadian dollar, and Colombian peso is naturally hedged since a substantial portion of our revenues and operating costs are denominated in each country’s local currency. Based on 2021 expenditures denominated in foreign currencies, a 10% decrease in the exchange rates would increase our annual operating expenses by approximately $2.5 million.  Historically, we have not entered into financial instruments for trading or speculative purposes. Short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized by ongoing settlement of intercompany trading obligations.

The net investments in our Mexican, Canadian and Colombian operations are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in our statement of shareholders’ equity. Adjustments from the translation of the net investment in these operations decreased equity by approximately $0.3 million for the year ended December 31, 2021.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Universal Logistics Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Universal Logistics Holdings, Inc. (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2022 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Analysis – Contract Logistics and Intermodal Reporting Units

As described further in Note 1 to the financial statements, goodwill is tested for impairment at least annually or more frequently, whenever events occur, or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. The Company completed its goodwill impairment test by performing a quantitative assessment using the income approach for each of its reporting units with goodwill. The determination of the fair value of the reporting units requires management to make estimates and assumptions related to forecasts of future revenue, operating income and discount rates in the discounted cash flow analyses. We identified the goodwill impairment analysis of the Contract Logistics and Intermodal reporting units as a critical audit matter.

The principal consideration for our determination that the goodwill impairment analysis of the Contract Logistics and Intermodal reporting units is a critical audit matter is the high degree of auditor judgment necessary in evaluating the reasonableness of certain assumptions made by management in the discounted cash flow analyses used to determine fair value of the reporting units, including forecasted revenue, operating income and discount rate.

Our audit procedures related to the goodwill impairment analyses of the Contract Logistics and Intermodal reporting units included the following, among others.

•

We tested the design, implementation and operating effectiveness of controls relating to management’s goodwill impairment assessment, including the control over the reasonableness of assumptions used in the discounted cash flow analyses.

•

We evaluated the reasonableness of management’s forecasts of future revenue and operating income by comparing these assumptions to historical operating results for the reporting units and relevant external market and industry data.

•	We utilized our valuation specialists with specialized skills and knowledge, to assess the reasonableness of the discount rates used in the discounted cash flow analyses.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Southfield, Michigan

March 16, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Universal Logistics Holdings, Inc.

Warren, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Logistics Holdings, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We served as the Company’s auditor from 2013 to 2020.

Troy, Michigan

March 16, 2021

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2021 and 2020

(In thousands, except share data)

Assets	2021	2020
Current assets:
Cash and cash equivalents	$13,932	$8,763
Marketable securities	8,031	6,534
Accounts receivable – net of allowance for doubtful accounts of $7,841 and $5,140, respectively	341,398	259,154
Other receivables	26,318	22,422
Prepaid expenses and other	30,209	23,427
Due from affiliates	807	1,224
Total current assets	420,695	321,524
Property and equipment, net	345,583	364,795
Operating lease right-of-use asset	105,859	97,820
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $107,461 and $93,574, respectively	88,349	102,236
Deferred income taxes	2,060	2,159
Other assets	4,215	3,785
Total assets	$1,137,491	$1,063,049
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$117,837	$97,916
Current portion of long-term debt	61,160	59,713
Current portion of operating lease liabilities	24,566	21,920
Accrued expenses and other current liabilities	43,627	39,588
Insurance and claims	43,357	25,022
Due to affiliates	17,839	17,093
Income taxes payable	4,323	11,555
Total current liabilities	312,709	272,807
Long-term liabilities:
Long-term debt, net of current portion	366,188	400,407
Operating lease liability, net of current portion	85,984	78,093
Deferred income taxes	61,250	64,426
Other long-term liabilities	9,150	7,743
Total long-term liabilities	522,572	550,669
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,986,702 and 30,979,827 shares issued; 26,919,455 and 26,912,580 shares outstanding, respectively	30,988	30,981
Paid-in capital	4,639	4,484
Treasury stock, at cost; 4,067,247 shares	(82,385)	(82,385)
Retained earnings	356,071	293,643
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $(60) and $(142), respectively	(178)	(476)
Foreign currency translation adjustments	(6,925)	(6,674)
Total shareholders’ equity	302,210	239,573
Total liabilities and shareholders’ equity	$1,137,491	$1,063,049

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Income

Years ended December 31, 2021, 2020 and 2019

(In thousands, except per share data)

	2021	2020	2019
Operating revenues:
Truckload services, including related party amounts of $660, $947 and $1,636, respectively	$248,878	$201,419	$251,574
Brokerage services	401,823	336,365	354,940
Intermodal services	473,059	393,633	390,299
Dedicated services	204,102	127,510	138,664
Value-added services	423,118	332,156	376,521
Total operating revenues	1,750,980	1,391,083	1,511,998
Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $1,695, $22 and $65, respectively	824,789	674,143	723,079
Direct personnel and related benefits, including related party amounts of $42,371, $27,532 and $31,932, respectively	456,643	337,618	368,243
Operating supplies and expenses, including related party amounts of $3,887, $826 and $895, respectively	149,394	111,056	120,767
Commission expense	33,894	26,661	31,204
Occupancy expense, including related party amounts of $12,384, $12,925 and $11,794, respectively	37,286	34,586	36,645
General and administrative, including related party amounts of $8,923, $5,688 and $7,633, respectively	39,648	33,267	44,497
Insurance and claims, including related party amounts of $17,997, $16,542 and $17,570, respectively	38,829	19,252	47,418
Depreciation and amortization	67,537	74,141	74,765
Total operating expenses	1,648,020	1,310,724	1,446,618
Income from operations	102,960	80,359	65,380
Interest income	43	47	73
Interest expense	(11,642)	(14,626)	(17,085)
Other non-operating (expense) income	7,220	(1,870)	1,818
Income before income taxes	98,581	63,910	50,186
Income tax expense	24,848	15,778	12,600
Net income	$73,733	$48,132	$37,586
Earnings per common share:
Basic	$2.74	$1.78	$1.34
Diluted	$2.74	$1.78	$1.34
Weighted average number of common shares outstanding:
Basic	26,919	26,997	28,069
Diluted	26,929	27,000	28,070
Dividends declared per common share	$0.42	$0.21	$0.42

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2021, 2020 and 2019

(In thousands, except per share data)

	2021	2020	2019
Net Income	$73,733	$48,132	$37,586
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $82, $(110) and $(126), respectively	298	(371)	(403)
Foreign currency translation adjustments	(251)	(2,769)	1,354
Total other comprehensive income (loss)	47	(3,140)	951
Total comprehensive income	$73,780	$44,992	$38,537

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$73,733	$48,132	$37,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,537	74,141	74,765
Noncash lease expense	26,058	27,827	29,904
Amortization of debt issuance costs	480	589	586
Loss (gain) on marketable equity securities	(1,500)	1,574	(1,540)
Gain on disposal of property and equipment	(1,202)	(734)	(1,245)
Stock-based compensation	162	195	73
Provision for doubtful accounts	6,315	5,165	3,133
Deferred income taxes	(3,197)	(3,278)	7,161
Change in assets and liabilities:
Trade and other accounts receivable	(92,968)	(58,090)	21,798
Prepaid income taxes, prepaid expenses and other assets	(7,074)	(542)	(2,230)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	36,635	26,729	(13,791)
Principal reduction in operating lease liabilities	(24,650)	(26,654)	(29,061)
Due to/from affiliates, net	1,163	2,728	623
Other long-term liabilities	1,788	1,554	274
Net cash provided by operating activities	83,280	99,336	128,036
Cash flows from investing activities:
Capital expenditures	(38,841)	(90,710)	(79,753)
Proceeds from the sale of property and equipment	5,605	4,189	11,152
Purchases of marketable securities	(114)	(361)	(92)
Proceeds from sale of marketable securities	117	1,622	1,596
Acquisitions of businesses	—	(1,295)	(75,963)
Net cash used in investing activities	(33,233)	(86,555)	(143,060)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	408,478	395,717	379,458
Repayments of debt - revolving debt	(396,547)	(395,616)	(308,821)
Proceeds from borrowing - term debt	15,967	63,902	56,494
Repayments of debt - term debt	(61,151)	(62,038)	(70,016)
Borrowing under margin account	—	256	—
Repayments under margin account	—	(256)	(541)
Dividends paid	(11,305)	(5,731)	(15,042)
Purchases of treasury stock	—	(5,138)	(24,785)
Capitalized financing costs	—	(46)	—
Net cash (used in) provided by financing activities	(44,558)	(8,950)	16,747
Effect of exchange rate changes on cash and cash equivalents	(320)	(2,794)	276
Net increase in cash	5,169	1,037	1,999
Cash and cash equivalents – January 1	8,763	7,726	5,727
Cash and cash equivalents – December 31	$13,932	$8,763	$7,726

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows - Continued

Years ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Supplemental cash flow information:
Cash paid for interest	$11,223	$14,039	$16,349
Cash paid for income taxes	$36,173	$3,784	$12,459

Non-cash operating and financing activities:
During each of the years ended December 31, 2021 and 2020, the Company had non-cash activities resulting from $2.8 million of declared dividends that were unpaid as of the end of each year.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2021, 2020 and 2019

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2018	$30,967	$4,230	$(52,462)	$231,525	$(4,961)	$209,299
Net income	—	—	—	37,586	—	37,586
Other comprehensive income	—	—	—	—	951	951
Dividends paid ($0.530 per share)	—	—	—	(15,042)	—	(15,042)
Dividends payable ($0.105 per share)	—	—	—	(2,865)	—	(2,865)
Stock based compensation	5	68	—	—	—	73
Purchases of treasury stock	—	—	(24,785)	—	—	(24,785)
Balances – December 31, 2019	$30,972	$4,298	$(77,247)	$251,204	$(4,010)	$205,217
Net income	—	—	—	48,132	—	48,132
Other comprehensive loss	—	—	—	—	(3,140)	(3,140)
Dividends paid ($0.105 per share)	—	—	—	(2,866)	—	(2,866)
Dividends payable ($0.105 per share)	—	—	—	(2,827)	—	(2,827)
Stock based compensation	9	186	—	—	—	195
Purchases of treasury stock	—	—	(5,138)	—	—	(5,138)
Balances – December 31, 2020	$30,981	$4,484	$(82,385)	$293,643	$(7,150)	$239,573
Net income	—	—	—	73,733	—	73,733
Other comprehensive income	—	—	—	—	47	47
Dividends paid ($0.315 per share)	—	—	—	(8,479)	—	(8,479)
Dividends payable ($0.105 per share)	—	—	—	(2,826)	—	(2,826)
Stock based compensation	7	155	—	—	—	162
Balances – December 31, 2021	$30,988	$4,639	$(82,385)	$356,071	$(7,103)	$302,210

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

To mitigate the impact to our business, we implemented numerous cost reduction efforts beginning in the second quarter 2020 including furloughing a portion of the direct labor force, requiring employees to take unpaid time-off, restricting travel, reducing discretionary spending, and various other measures.  Also during the second quarter 2020 we began taking advantage of the cash deferral programs available for payment of employer social security taxes and federal and state income taxes under the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act).

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

December 31, 2021, 2020 and 2019

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

We consider all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents. Accounts at banks with an aggregate excess of the amount of checks issued over cash balances are included as accounts payable in current liabilities in the consolidated balance sheets, and changes in such accounts are reported as cash flows from operating activities in the consolidated statements of cash flows. At times cash held at banks may exceed FDIC insured limits.
(e)	Marketable Securities

Marketable equity securities are measured at fair value, with changes in fair value recognized in net income. At December 31, 2021 and 2020, the Company’s marketable securities, all of which are available-for-sale, consist of common and preferred stocks with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends are included in other non-operating income (expense). See Note 5 “Marketable Securities” for further information on our portfolio.
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

At December 31, inventory consists of the following (in thousands):

	2021	2020
Finished goods	$10,625	$6,893
Raw materials and supplies	3,479	1,383
Total	$14,104	$8,276

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

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

The amounts recorded for depreciation expense were $53.6 million, $58.9 million, and $59.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Our identifiable intangible assets as of December 31, 2021 and 2020 are as follows (in thousands):

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite Lived Intangibles:
Agent and customer relationships	$165,990	$81,198	$84,792	$165,990	$69,124	$96,866
Customer contracts	20,600	20,600	—	20,600	20,600	—
Tradenames	4,000	4,000	—	4,000	2,731	1,269
Non-compete agreements	2,720	1,663	1,057	2,720	1,119	1,601
Indefinite Lived Intangibles:
Trademarks	2,500	—	2,500	2,500	—	2,500
Total Identifiable Intangible Assets	$195,810	$107,461	$88,349	$195,810	$93,574	$102,236

Estimated amortization expense by year is as follows (in thousands):

2022	$11,740
2023	11,339
2024	10,366
2025	9,714
2026	8,903
Thereafter	33,787
Total	$85,849

The amounts recorded for amortization expense were $13.9 million, $15.2 million, and $15.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(1)	Summary of Significant Accounting Policies—continued
(j)	Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions.  Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, or ASC, Topic 350 “Intangibles – Goodwill and Other”, we are required to test goodwill for impairment annually (in our third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount.  We have the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test.  If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. During the third quarter of 2021, we completed our goodwill impairment testing by performing a quantitative assessment using the income approach for each of our reporting units with goodwill. The determination of the fair value of the reporting units requires us to make estimates and assumptions related to future revenue, operating income and discount rates. Based on the results of this test, no impairment loss was recognized.

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows (in thousands):

Balance as of January 1, 2020	$168,451
Purchase accounting adjustments	2,279
Balance as of December 31, 2020	170,730
Purchase accounting adjustments	—
Balance as of December 31, 2021	$170,730

During 2020, the Company made purchase accounting adjustments to the preliminary purchase price allocations of the Company’s April 22, 2019 acquisition of Michael’s Cartage, Inc. (“Michael’s”) and November 5, 2019 acquisition of Roadrunner Intermodal Services, LLC, Morgan Southern, Inc., Wando Trucking, LLC, and Central Cal Transportation, LLC (collectively, “Roadrunner Intermodal”).  The adjustments resulted in increases of $2.3 million in goodwill and $1.3 million in intangible assets, as well as decreases of $3.3 million in property and equipment, $1.5 million in other assets, $2.3 million in current liabilities, and $0.2 million in deferred tax liabilities. During 2020, the Company also paid an additional $1.3 million in cash for post-closing adjustments related to the Roadrunner acquisition.  There were no such adjustments made during 2021.

At both December 31, 2021 and 2020, $56.3 million of goodwill was recorded in our contract logistics segment, $101.1 million in our intermodal segment, $9.8 million in our trucking segment and $3.5 million in our company-managed brokerage segment.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

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

December 31, 2021, 2020 and 2019

(1)	Summary of Significant Accounting Policies—continued
(p)	Revenue Recognition

Revenue is recognized as control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for its services.

For our transportation services businesses, which include truckload, brokerage, intermodal and dedicated services, revenue is recognized over time as the performance obligations on the in-transit services are completed.  A performance obligation is created when a customer submits a bill of lading for the transportation of goods from origin to destination. Performance obligations are satisfied as the shipments move from origin to destination, and transportation revenue is recognized based on the percentage of the service that has been completed at the end of the reporting period.

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

We are the primary obligor when rendering services and assume the corresponding credit risk with customers.  We have discretion in setting sales prices and, as a result, our earnings may vary.  In addition, we have discretion to choose and negotiate terms with our multiple suppliers for the services ordered by our customers.  This includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis. Fuel surcharges, where separately identifiable, of $96.9 million, $67.9 million and $89.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, are included in operating revenues.

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

December 31, 2021, 2020 and 2019

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

We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018.  In addition, we file income tax returns in various state, local and foreign jurisdictions.  Historically, we have been responsible for filing separate state, local and foreign income tax returns for our self and our subsidiaries.  We are no longer subject to state or foreign jurisdiction income tax examinations for years before 2017 and 2016, respectively.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our customers are generally concentrated in the automotive, retail and consumer goods, wind energy, building materials, machinery and metals industries. During the fiscal years ended December 31, 2021, 2020 and 2019, aggregate sales in the automotive industry totaled 31%, 29% and 27% of revenue, respectively.  In 2021, 2020 and 2019, General Motors accounted for approximately 13%, 14% and 12% of our total operating revenues, respectively.  In 2021, 2020 and 2019, sales to our top 10 customers, including General Motors, totaled 38%, 38% and 39%, respectively.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(3)	Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The Company broadly groups its services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. We disaggregate these categories and report our service lines separately on the Consolidated Statements of Income.

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

We determine revenue in-transit using the input method, under which revenue is recognized based on the duration of time that has lapsed from the departure date (start of transportation services) to the arrival date (completion of transportation services). Measurement of revenue in-transit requires the application of judgment. We calculate the estimated percentage of an order’s transit time that is complete at period end, and we apply that percentage of completion to the order’s estimated revenue.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	December 31, 2021	December 31, 2020
Prepaid expenses and other - contract assets	$2,023	$2,520

We generally receive payment for performance obligations within 45 days of completion of transportation services and 65 days for completion of value-added services. Contract assets in the table above generally relate to revenue in-transit at the end of the reporting period.

See also Note 18 for additional information on revenue reported by segment and by geographic region.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(4)	Acquisitions

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

The following unaudited pro forma results of operations present consolidated information of the Company as if the 2019 Acquisitions were acquired on January 1, 2019 (in thousands, except per share data):

Pro Forma Twelve Month Ended
December 31, 2019
Operating revenues	$1,624,219
Income from operations	$65,013
Net income	$36,036
Earnings per common share:
Basic	$1.28
Diluted	$1.28

The unaudited pro forma consolidated results are presented for illustrative purposes and do not purport to represent what the results of operations would actually have been had we acquired the 2019 Acquisitions on January 1, 2019.  Further, the financial information does not purport to project the future operating results of the Company on a consolidated basis.

For the year ended December 31, 2019, actual revenue and operating income of the 2019 acquired companies was $32.1 million and $0.1 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(5)	Marketable Securities

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note 10.

The following table sets forth market value, cost, and unrealized gains (losses) on equity securities at December 31 (in thousands):

	2021	2020
Fair value	$8,031	$6,534
Cost basis	6,426	6,579
Unrealized gains (losses)	$1,605	$(45)

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities at December 31 (in thousands):

	2021	2020
Gross unrealized gains	$2,574	$1,627
Gross unrealized losses	(969)	(1,672)
Net unrealized gains (losses)	$1,605	$(45)

The following table shows the Company’s net realized gains (losses) on marketable equity securities (in thousands):

	2021	2020	2019
Realized gain (loss)
Sale proceeds	$117	$1,622	$1,596
Cost basis of securities sold	92	1,641	1,289
Realized gain (loss)	$25	$(19)	$307

Realized gain (loss), net of taxes	$19	$(14)	$230

During the years ended December 31, 2021 and 2020, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $1,475,000 and $(1,555,000), respectively, which were reported in other non-operating income (expense) for the period.
(6)	Accounts Receivable

Accounts receivable amounts appearing in the consolidated financial statements include both billed and unbilled receivables.  We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $65.0 million and $49.6 million at December 31, 2021 and 2020, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2021	2020	2019
Balance at beginning of year	$5,140	$2,545	$1,772
Provision for doubtful accounts	6,315	5,165	3,133
Acquisition of businesses	—	—	350
Uncollectible accounts written off	(3,614)	(2,570)	(2,710)
Balance at end of year	$7,841	$5,140	$2,545

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(7)	Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2021	2020
Transportation equipment	$340,079	$345,536
Land, buildings and related assets	179,870	152,827
Other operating assets	122,755	109,872
Information technology equipment	34,860	30,686
Construction in process	1,852	24,663
Total property and equipment	679,416	663,584
Less accumulated depreciation	(333,833)	(298,789)
Total property and equipment, net	$345,583	$364,795

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following items at December 31 (in thousands):

	2021	2020
Accrued payroll	$13,645	$11,536
Accrued payroll taxes	7,132	11,601
Driver escrow liabilities	3,754	4,045
Legal settlements and claims	9,350	3,700
Commissions, other taxes and other	9,746	8,706
Total	$43,627	$39,588

(9)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at	December 31,
	December 31, 2021	2021	2020
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	1.60%	$120,000	$131,250
Revolver	1.60%	163,257	151,326
Equipment Financing (2)	2.25% to 5.13%	103,298	129,870
Real Estate Financing (3)	1.95% to 2.35%	41,887	49,248
Margin Facility (4)	1.20%	—	—
Unamortized debt issuance costs		(1,094)	(1,574)
		427,348	460,120
Less current portion of long-term debt		61,160	59,713
Total long-term debt, net of current portion		$366,188	$400,407

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(9)	Debt—continued

(1) Our Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate plus an applicable margin for each based the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At December 31, 2021, we were in compliance with all covenants under the facility, and $36.7 million was available for borrowing on the revolver.

(2) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 5.13%.

(3) Our Real Estate Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at a variable rate ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At December 31, 2021, we were in compliance with all covenants.

(4) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At December 31, 2021, the maximum available borrowings under the line of credit were $4.3 million.

The following table reflects the maturities of our principal repayment obligations as of December 31, 2021 (in thousands):

Years Ending December 31	Term	Revolver	Equipment Financing	Real Estate Financing	Margin Facility	Total
2022	$15,000	$—	$39,278	$7,361	$—	$61,639
2023	105,000	163,257	31,868	7,361	—	307,486
2024	—	—	20,784	7,361	—	28,145
2025	—	—	8,949	7,361	—	16,310
2026	—	—	2,390	5,439	—	7,829
Thereafter	—	—	29	7,004	—	7,033
Total	$120,000	$163,257	$103,298	$41,887	$—	$428,442

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The Company executed the swap agreements to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $10.8 million at December 31, 2021. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25% and pays a fixed rate. The first swap became effective in October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires in July 2026. The second swap became effective in October 2016, has a rate of 3.83% (amortizing notional amount of $0.8  million) and expires in May 2022. At December 31, 2021 and 2020, the fair value of the swap agreements was a liability of $0.2 million and $0.6 million, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 10, “Fair Value Measurement and Disclosures” for additional information pertaining to interest rate swaps.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$10	$—	$—	$10
Marketable securities	8,031	—	—	8,031
Total Assets	$8,041	$—	$—	$8,041

Liabilities
Interest rate swaps	$—	$238	$—	$238
Total Liabilities	$—	$238	$—	$238

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$9	$—	$—	$9
Marketable securities	6,534	—	—	6,534
Total Assets	$6,543	$—	$—	$6,543

Liabilities
Interest rate swaps	$—	$619	$—	$619
Total Liabilities	$—	$619	$—	$619

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(10)	Fair Value Measurement and Disclosures—continued

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

For our equipment promissory notes with fixed rates, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying values and estimated fair values of these promissory notes at December 31, 2021 is summarized as follows:

	2021
	Carrying Value	Estimated Fair Value
Equipment promissory notes	$103,298	$104,078

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(11)	Transactions with Affiliates

In the ordinary course of business, affiliated companies that are owned by our controlling shareholder, Matthew T. Moroun, provide certain supplementary administrative support services to Universal, including legal, human resources, tax, IT infrastructure and other requested services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from companies owned or controlled by our controlling shareholder. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the years ended December 31 (in thousands):

	2021	2020	2019
Administrative support services	$4,215	$2,629	$4,085
Truck fuel, maintenance and other operating costs	3,887	826	895
Real estate rent and related costs	12,384	12,925	11,794
Insurance	65,076	47,133	53,050
Contracted transportation services	1,695	22	65
Total	$87,257	$63,535	$69,889

We pay the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliate’s trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.

We also lease 30 facilities from related parties.  Our occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly.  Leasing properties provided by an affiliate that owns a substantial commercial property portfolio affords us significant operating flexibility.  However, we are not limited to such arrangements. See Note 13, “Leases” for further information regarding the cost of leased properties.

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company owned by our controlling shareholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At December 31, 2021 and 2020, there were $20.4 million and $13.3 million, respectively, included in each of these accounts for insured claims with an affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At December 31, 2021 and 2020, amounts due to affiliates were $17.8 million and $17.1 million, respectively.

During 2021, we contracted with an affiliate to provide real property improvements for us totaling $956,000. During 2020, we contracted with an affiliate to provide real property improvements for us totaling $3.0 million and purchased wheels and tires from an affiliate totaling $618,000 during the same period.  There were no such purchases made during 2019.

Services provided by Universal to Affiliates

We periodically assist companies that are owned by our controlling shareholder by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to affiliated companies that are owned by our controlling shareholder for the years ended December 31 (in thousands):

	2021	2020	2019
Purchased transportation and equipment rent	$660	$947	$1,636
Total	$660	$947	$1,636

At December 31, 2021 and 2020, amounts due from affiliates were $0.8 million and $1.2 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

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

(12)	Income Taxes

A summary of income (loss) related to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operations
U.S. Domestic	$96,636	$63,416	$50,102
Foreign	1,945	494	84
Total pre-tax income	$98,581	$63,910	$50,186

The provision (benefit) for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2021	2020	2019
Current:
U.S. Federal	$24,394	$14,446	$2,772
State	3,604	3,694	2,450
Foreign	—	864	294
Total current	27,998	19,004	5,516
Deferred:
U.S. Federal	(4,231)	(2,221)	6,392
State	984	(96)	(440)
Foreign	97	(909)	1,132
Total deferred	(3,150)	(3,226)	7,084
Total	$24,848	$15,778	$12,600

On March 27, 2020, the CARES Act was signed into law that was aimed at providing emergency assistance for individuals, families, and businesses affected by COVID-19. Among other things, the CARES Act includes provisions allowing for the deferral of the employer portion of social security payments. The Company took advantage of this provision and deferred the cash payment of social security taxes.  As of December 31, 2021 and 2020, the amount of deferred social security taxes was $5.1 million and $10.2 million, respectively, which is included in accrued payroll taxes. See Note 8 “Accrued Expenses and Other Current Liabilities”. The Company anticipates paying the December 31, 2021 balance of the deferred employer portion in 2022.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(12)	Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2021	2020
Domestic deferred tax assets:
Allowance for doubtful accounts	$1,720	$1,198
Other assets	1,851	1,583
Accrued expenses	11,818	6,336
Total domestic deferred tax assets	$15,389	$9,117
Domestic deferred tax liabilities:
Prepaid expenses	$3,067	$885
Marketable securities	199	498
Intangible assets	24,159	19,363
Property and equipment	49,214	52,797
Total domestic deferred tax liabilities	$76,639	$73,543
Net domestic deferred tax liabilities	$61,250	$64,426
Foreign deferred tax assets
Net operating losses	$4,196	$4,447
Valuation allowance - foreign	(2,136)	(2,288)
Total foreign deferred tax asset	$2,060	$2,159
Net deferred tax liability	$59,190	$62,267

In assessing whether deferred tax assets may be realized in the future, management considers whether it is more likely than not that some portion of such tax assets will not be realized. The deferred tax assets and liabilities were reviewed separately by jurisdictions when measuring the need for valuation allowances.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.  Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the domestic deferred tax assets are expected to reverse, and our ability to generate future capital gains, management believes it is more likely than not that we will realize the benefits of these deductible differences.  Thus, no valuation allowance has been established for the domestic deferred tax assets.  We had foreign net operating loss carryforward associated with our Mexican subsidiary with a tax effect of $2.0 million and $2.2 million as of December 31, 2021 and 2020, respectively. The net operating loss carryforward will expire in 2030. Although realization is not assured, the Company has concluded that it is more likely than not that the deferred tax asset will be fully realized and as such no valuation allowance has been provided.  At December 31, 2021 and 2020, we also had foreign net operating loss carryforwards associated with our Canadian and German subsidiaries with a tax effect of $2.2 million and $2.3 million, respectively. Based on the anticipated earnings projections, management has recorded a full valuation allowance for the deferred tax assets associated with these entities.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(12)	Income Taxes—continued

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2021	2020	2019
Federal statutory rate	21%	21%	21%
State, net of federal benefit	4%	4%	3%
Foreign	0%	0%	2%
Other	0%	0%	-1%
Effective tax rate	25%	25%	25%

As of December 31, 2021, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.2 million.  These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate.  At December 31, 2021, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months.  As of December 31, 2021, the amount for both accrued interest and penalties was zero.

The changes in our gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2021	2020	2019
Unrecognized tax benefit – beginning of year	$272	$279	$331
Increases related to prior year tax positions	—	—	20
Increases related to current year tax positions	35	30	29
Decreases related to prior year tax positions	(81)	(37)	(101)
Unrecognized tax benefit – end of year	$226	$272	$279

(13)	Leases

ASU 2016-02, Leases, requires us to recognize a right-of-use asset and a corresponding lease liability on our balance sheet for most leases classified as operating leases under previous guidance. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement.

As of December 31, 2021, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of December 31, 2021, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(13)	Leases—continued

The following table summarizes our lease costs for the years ended December 31, 2021 and 2020, and related information (in thousands):

	December 31, 2021
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$9,806	$22,953	$32,759
Short-term lease cost	56	9,970	10,026
Variable lease cost	827	2,779	3,606
Sublease income	-	(1,470)	(1,470)
Total lease cost	$10,689	$34,232	$44,921

	December 31, 2020
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$10,964	$23,022	$33,986
Short-term lease cost	541	5,721	6,262
Variable lease cost	854	2,915	3,769
Sublease income	-	(4,572)	(4,572)
Total lease cost	$12,359	$27,086	$39,445

The following table summarizes other lease related information as of and for the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$9,423	$22,249	$31,672
Right-of-use asset change due to lease termination	$-	$(1,045)	$(1,045)
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,631	$26,086	$36,717
Future right-of-use asset change due to a lease signed with a future commencement date	$-	$10,926	$10,926
Weighted-average remaining lease term (in years)	5.5	4.4	4.8
Weighted-average discount rate	6.5%	5.1%	5.6%

	December 31, 2020
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$10,528	$22,252	$32,780
Right-of-use asset change due to lease termination	$-	$(2,092)	$(2,092)
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,195	$17,247	$33,442
Weighted-average remaining lease term (in years)	6.1	5.0	5.4
Weighted-average discount rate	6.8%	6.2%	6.5%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(13)	Leases—continued

Future minimum lease payments under these operating leases as of December 31, 2021, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2022	$8,508	$21,146	$29,654
2023	8,275	18,754	27,029
2024	8,293	15,556	23,849
2025	6,730	13,268	19,998
2026	4,258	10,874	15,132
Thereafter	8,714	2,973	11,687
Total required lease payments	$44,778	$82,571	$127,349
Less amounts representing interest			(16,799)
Present value of lease liabilities			$110,550

(14)	Retirement Plans

We offer 401(k) defined contribution plans to our employees.  The plans are administered by a company controlled by our principal shareholders and include different matching provisions ranging from zero to $2,080 per participant annually depending on which subsidiary or affiliate is involved. The total expense for contributions for 401(k) plans, including plans related to collective bargaining agreements, was $0.7 million in each of the years ended December 31, 2021, 2020 and 2019.

In connection with a collective bargaining agreement that covered 12 Canadian employees at December 31, 2021, we are required to make defined contributions into the Canada Wide Industrial Pension Plan.  At December 31, 2021 and 2020, the required contributions totaled approximately $32,000 and $38,000, respectively.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(15)	Stock Based Compensation—continued

The vesting of restricted stock awards to a grantee may be accelerated under certain conditions, including retirement.

A summary of the status of our non-vested shares as of December 31, 2021, and changes during the year ended December 31, 2021, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	85,625	$19.90
Granted	2,355	$20.46
Vested	(6,875)	$23.56
Forfeited	—	$—
Balance at December 31, 2021	81,105	$19.60

The total grant date fair value of vested shares recognized as compensation cost was $0.2 million during each of the years ended December 31, 2021 and 2020, and $0.1 million for the year ended December 31, 2019. As of December 31, 2021, there was $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize stock-based compensation expense of $0.2 million in each year of 2022 and 2023, $0.4 million in 2024 and 2026, and $0.2 million in each 2027 and 2028.

(16)	Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

On March 17, 2021, the Company received a complaint from the National Labor Relations Board (the “NLRB”) based on charges alleged by the International Brotherhood of Teamsters against four of the Company’s operating subsidiaries. The charges stem from the Company’s decision to close underperforming operations in California in December 2019. In April 2021, the Company answered the complaint by denying it engaged in any unfair labor practices and maintaining that the Company closed the underperforming California terminal due to financial reasons. In October 2021, the Company received an adverse ruling requiring the Company to, among other things, reinstate the terminated drivers and compensate them for back pay. The Company is appealing the decision. The calculation of the amount owed to the drivers will take into consideration any offsetting earnings made by terminated individuals since their separation from the Company. The Company currently estimates the possible range of financial exposure in the matter to be between $4.3 million and $7.2 million. Based on the Company’s best estimate of the liability at this time, the Company has recorded an accrued liability for this matter of $5.8 million.  While the outcome of these claims cannot be predicted with any certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

At December 31, 2021, approximately 37% of our employees in the United States, Canada and Colombia are subject to collective bargaining agreements that are renegotiated periodically, of which 10% are subject to contracts that expire in 2022. Of our employees in Mexico, 91% are subject to such collective bargaining agreements, and our contract expiring in 2022 is currently being negotiated.

At December 31, 2021, our firm commitments to purchase equipment totaled $26.3 million.

During the years ended December 31, 2019, the Company recorded $30.0 million for settlements of previously disclosed legal matters.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(17)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the years ended December 31, 2021, 2020 and 2019, there were 10,845, 2,990 and 910 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

For the years ended December 31, 2021, 2020 and 2019, 65,000, 65,000 and 44,500 shares, respectively, were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

(18)	Segment Reporting

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

Operations aggregated in our contract logistics segment deliver value-added and/or dedicated transportation services to support in-bound logistics to original equipment manufacturers (OEMs) and major retailers on a contractual basis, generally pursuant to terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves predominately coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers (broker carriers). Operations aggregated in our trucking segment are associated with individual freight shipments coordinated by our agents and company-managed terminals using a mix of owner-operators, company equipment and broker carriers. Our company-managed brokerage segment provides for the pick-up and delivery of individual freight shipments using broker carriers, coordinated by our company-managed operations. Other non-reportable segments are comprised of the Company’s subsidiaries that provide support services to other subsidiaries.

Separate balance sheets are not prepared by segment, and we do not provide asset information by segment to the chief operating decision maker.

The following tables summarize information about our reportable segments for the fiscal years ended December 31, 2021, 2020 and 2019 (in thousands):

	Operating Revenues
	December 31,
	2021	2020	2019
Contract logistics	$627,220	$459,666	$515,185
Intermodal	473,059	393,633	390,299
Trucking	403,312	318,385	389,629
Company-managed brokerage	242,794	218,123	215,750
Other	4,595	1,276	1,135
Total operating revenues	$1,750,980	$1,391,083	$1,511,998

	Eliminated Inter-segment Revenues
	December 31,
	2021	2020	2019
Contract logistics	$(530)	$(1,962)	$(835)
Intermodal	(6,949)	(3,952)	(1,028)
Trucking	(12,311)	(7,605)	(1,703)
Company-managed brokerage	(2,364)	(2,042)	(1,949)
Total eliminated inter-segment revenues	$(22,154)	$(15,561)	$(5,515)

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(18)	Segment Reporting—continued

	Income from Operations
	December 31,
	2021	2020	2019
Contract logistics	$44,809	$35,967	$48,376
Intermodal	30,379	30,353	39,196
Trucking	19,607	16,413	(21,485)
Company-managed brokerage	7,122	(2,681)	1,833
Other	1,043	307	(2,540)
Total income from operations	$102,960	$80,359	$65,380

	Depreciation and Amortization
	December 31,
	2021	2020	2019
Contract logistics	$33,504	$32,386	$33,670
Intermodal	26,074	30,457	32,025
Trucking	5,979	9,259	6,795
Company-managed brokerage	379	444	419
Other	1,601	1,595	1,856
Total depreciation and amortization	$67,537	$74,141	$74,765

We provide a portfolio of transportation and logistics services to a wide range of customers throughout the United States and in Mexico, Canada and Colombia.  Revenues attributed to geographic areas are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$1,720,619	$1,360,935	$1,480,637
Mexico	15,236	17,899	16,100
Canada	13,208	10,868	13,552
Colombia	1,917	1,381	1,709
Total	$1,750,980	$1,391,083	$1,511,998

Net long-lived assets by geographic area are presented in the table below (in thousands):

	Year Ended December 31,
	2021	2020
United States	$416,868	$420,197
Mexico	32,700	40,442
Canada	114	183
Colombia	1,760	1,793
Total	$451,442	$462,615

(19)	Subsequent Events

On February 10, 2022, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on March 7, 2022 and is expected to be paid on April 4, 2022.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2021, 2020 and 2019

(19)	Subsequent Event —continued

On January 28, 2022, the Company was served with charges from the NLRB based on allegations of the International Brotherhood of Teamsters against the Company and four of its subsidiaries. The charges allege, among other things, that certain of the Company’s independent contractors in California should be classified as employees, rather than independent contractors. The Company anticipates answering the charges denying all charges and plans to defend the use of independent contractors in conducting its business. While the outcome of these claims cannot be predicted with any certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we identified a material weakness in our internal controls related to the completeness of our lease obligations, including controls designed to assure the timely identification of changes to our existing leases. We developed measures designed to ensure that control deficiencies contributing to this material weakness are remediated as soon as possible. The remedial measures focused on improving our policies and procedures associated with the Company’s lease obligations. We now conduct a periodic review, at least quarterly, of all leases to ensure their completeness, and we require dual signatures on all real property lease agreements.

During 2021, management implemented the remediation plan described above. We completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2021.

Changes in Internal Controls

Except as otherwise discussed above, there have been no changes in the Company’s internal controls over financial reporting during the fourth quarter 2021, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021. The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Universal Logistics Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Universal Logistics Holdings, Inc. (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 16, 2022 expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 16, 2022

ITEM 9B:	OTHER INFORMATION

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on May 4, 2022. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on May 4, 2022.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on May 4, 2022.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on May 4, 2022.

The following table presents information about equity plans under which equity securities of the Company are authorized for issuance at December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	81,105	$—	(1)	95,025
Equity compensation plans not approved by security holders	—	$—		—
Total	81,105	$—	(1)	95,025

(1)

Reflects shares to be issued under restricted stock bonus awards, which do not have an exercise price.  As of December 31, 2021, the Company has no outstanding options, warrants or rights that require payment of an exercise price.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on May 4, 2022.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on May 4, 2022.

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

Exhibit No.	Description
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

10.9+	Employment Agreement between the Registrant and Tim Phillips (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2020)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, LLP, independent registered public accounting firm

23.2*	Consent of BDO USA LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

+	Indicates a management contract, compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)
By:	/s/ Jude Beres
Jude Beres, Chief Financial Officer

Date: March 16, 2022

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

Signatures	Title	Date

/s/ Tim Phillips	Chief Executive Officer	March 16, 2022
Tim Phillips	(Principal Executive Officer)
/s/ Jude Beres	Chief Financial Officer and Treasurer	March 16, 2022
Jude Beres	(Principal Financial and Accounting Officer)
/s/ Matthew T. Moroun	Chairman of the Board	March 16, 2022
Matthew T. Moroun
/s/ Matthew J. Moroun	Director	March 16, 2022
Matthew J. Moroun
/s/ Grant Belanger	Director	March 16, 2022
Grant Belanger
/s/ Frederick P. Calderone	Director	March 16, 2022
Frederick P. Calderone
/s/ Daniel J. Deane	Director	March 16, 2022
Daniel J. Deane
/s/ Clarence W. Gooden	Director	March 16, 2022
Clarence W. Gooden
/s/ Michael A. Regan	Director	March 16, 2022
Michael A. Regan
/s/ Richard P. Urban	Director	March 16, 2022
Richard P. Urban
/s/ H.E. “Scott” Wolfe	Director	March 16, 2022
H. E. “Scott” Wolfe