Form 10-Q
period 2022-04-02
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2022-05-12
CIK 1308208

fa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 9, 2022, was 26,441,738.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	April 2, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$14,922	$13,932
Marketable securities	8,980	8,031
Accounts receivable – net of allowance for doubtful accounts of $9,117 and $7,841, respectively	392,951	341,398
Other receivables	28,531	26,318
Prepaid expenses and other	30,775	30,209
Due from affiliates	1,593	807
Total current assets	477,752	420,695
Property and equipment – net of accumulated depreciation of $341,980 and $333,833, respectively	337,025	345,583
Operating lease right-of-use asset	112,400	105,859
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $111,026 and $107,461, respectively	84,784	88,349
Deferred income taxes	2,060	2,060
Other assets	4,411	4,215
Total assets	$1,189,162	$1,137,491
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$130,516	$117,837
Current portion of long-term debt	60,470	61,160
Current portion of operating lease liabilities	26,909	24,566
Accrued expenses and other current liabilities	55,085	43,627
Insurance and claims	48,656	43,357
Due to affiliates	16,101	17,839
Income taxes payable	18,096	4,323
Total current liabilities	355,833	312,709
Long-term liabilities:
Long-term debt, net of current portion	341,229	366,188
Operating lease liabilities, net of current portion	90,495	85,984
Deferred income taxes	61,250	61,250
Other long-term liabilities	6,641	9,150
Total long-term liabilities	499,615	522,572
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,993,577 and 30,986,702 shares issued; 26,669,069 and 26,919,455 shares outstanding, respectively	30,995	30,988
Paid-in capital	4,794	4,639
Treasury stock, at cost; 4,324,508 and 4,067,247 shares, respectively	(87,639)	(82,385)
Retained earnings	395,260	356,071
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $22 and $(60), respectively	63	(178)
Foreign currency translation adjustments	(9,759)	(6,925)
Total shareholders’ equity	333,714	302,210
Total liabilities and shareholders’ equity	$1,189,162	$1,137,491

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
Operating revenues:
Truckload services	$57,483	$59,702
Brokerage services	107,172	96,919
Intermodal services	157,613	103,716
Dedicated services	75,487	47,961
Value-added services	126,106	106,933
Total operating revenues	523,861	415,231
Operating expenses:
Purchased transportation and equipment rent	232,131	189,331
Direct personnel and related benefits	136,667	107,552
Operating supplies and expenses	42,124	37,092
Commission expense	10,024	7,324
Occupancy expense	10,195	8,180
General and administrative	10,063	9,176
Insurance and claims	8,581	6,335
Depreciation and amortization	16,228	19,085
Total operating expenses	466,013	384,075
Income from operations	57,848	31,156
Interest income	-	18
Interest expense	(2,433)	(3,181)
Other non-operating income	953	1,006
Income before income taxes	56,368	28,999
Income tax expense	14,360	7,344
Net income	$42,008	$21,655
Earnings per common share:
Basic	$1.56	$0.80
Diluted	$1.56	$0.80
Weighted average number of common shares outstanding:
Basic	26,864	26,916
Diluted	26,865	26,930
Dividends declared per common share	$0.105	$0.105

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
Net Income	$42,008	$21,655
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $82 and $33, respectively	241	133
Foreign currency translation adjustments	(2,834)	1,067
Total other comprehensive income (loss)	(2,593)	1,200
Total comprehensive income	$39,415	$22,855

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net income	$42,008	$21,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,228	19,085
Noncash lease expense	7,194	6,392
Gain on marketable equity securities	(949)	(999)
Gain on disposal of property and equipment	(1,079)	(219)
Amortization of debt issuance costs	120	120
Stock-based compensation	162	162
Provision for doubtful accounts	1,848	1,621
Deferred income taxes	(81)	(21)
Change in assets and liabilities:
Trade and other accounts receivable	(55,994)	(8,936)
Prepaid expenses and other assets	(1,050)	293
Principal reduction in operating lease liabilities	(6,501)	(6,158)
Accounts payable, accrued expenses and other current liabilities, insurance and claims, and income taxes payable	43,925	10,382
Due to/from affiliates, net	(2,524)	185
Other long-term liabilities	(2,187)	(425)
Net cash provided by operating activities	41,120	43,137
Cash flows from investing activities:
Capital expenditures	(6,047)	(4,940)
Proceeds from the sale of property and equipment	2,607	760
Purchases of marketable securities	—	(114)
Proceeds from sale of marketable securities	—	117
Net cash used in investing activities	(3,440)	(4,177)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	107,961	83,784
Repayments of debt - revolving debt	(122,200)	(102,579)
Proceeds from borrowing - term debt	4,344	3,035
Repayments of debt - term debt	(15,873)	(15,443)
Dividends paid	(5,646)	(5,692)
Purchases of treasury stock	(5,254)	—
Net cash used in financing activities	(36,668)	(36,895)
Effect of exchange rate changes on cash and cash equivalents	(22)	(29)
Net increase in cash	990	2,036
Cash and cash equivalents – beginning of period	13,932	8,763
Cash and cash equivalents – end of period	$14,922	$10,799
Supplemental cash flow information:
Cash paid for interest	$2,336	$3,086
Cash paid for income taxes	$602	$9,786

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2020	$30,981	$4,484	$(82,385)	$293,643	$(7,150)	$239,573
Net income	—	—	—	21,655	—	21,655
Comprehensive income	—	—	—	—	1,200	1,200
Dividends paid ($0.105 per share)	—	—	—	(2,824)	—	(2,824)
Stock based compensation	7	155	—	—	—	162
Balances – April 3, 2021	$30,988	$4,639	$(82,385)	$312,474	$(5,950)	$259,766

Balances – December 31, 2021	$30,988	$4,639	$(82,385)	$356,071	$(7,103)	$302,210
Net income	—	—	—	42,008	—	42,008
Comprehensive (loss)	—	—	—	—	(2,593)	(2,593)
Dividends paid ($0.105 per share)	—	—	—	(2,819)	—	(2,819)
Purchases of treasury stock	—	—	(5,254)	—	—	(5,254)
Stock based compensation	7	155	—	—	—	162
Balances – April 2, 2022	$30,995	$4,794	$(87,639)	$395,260	$(9,696)	$333,714

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. and its wholly-owned subsidiaries (“Universal”) have been prepared by the Company’s management. In these notes, the terms “us,” “we,” “our,” or the “Company” refer to Universal and its consolidated subsidiaries. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2021 and 2020 and for each of the years in the three-year period ended December 31, 2021 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

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

Universal is a holding company that owns subsidiaries engaged in providing customized transportation and logistics services. For financial reporting, we broadly group the services provided by Universal’s consolidated subsidiaries into the following categories: truckload, brokerage, intermodal, dedicated and value-added. We disaggregate these categories and report our service lines separately on the Consolidated Statements of Income.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	April 2, 2022	December 31, 2021
Prepaid expenses and other - contract assets	$2,737	$2,023

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

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	April 2, 2022	December 31, 2021
Fair value	$8,980	$8,031
Cost basis	6,426	6,426
Unrealized gain	$2,554	$1,605

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	April 2, 2022	December 31, 2021
Gross unrealized gains	$3,268	$2,574
Gross unrealized losses	(714)	(969)
Net unrealized gains	$2,554	$1,605

The following table shows the Company’s net realized gains on marketable equity securities (in thousands):

	Thirteen weeks ended
	April 2, 2022	April 3, 2021
Realized gain:
Sale proceeds	$—	$117
Cost basis of securities sold	—	92
Realized gain	$—	$25

Realized gain, net of taxes	$—	$19

The Company did not sell marketable equity securities during the thirteen-week period April 2, 2022.

During the thirteen-week periods ended April 2, 2022 and April 3, 2021, our marketable equity securities portfolio experienced a net unrealized pre-tax gain in market value of approximately $949,000 and $974,000, respectively, which was reported in other non-operating income for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	April 2, 2022	December 31, 2021
Accrued payroll	$16,169	$13,645
Accrued payroll taxes	10,117	7,132
Driver escrow liabilities	3,691	3,754
Legal settlements and claims	14,160	9,350
Commissions, other taxes and other	10,948	9,746
Total	$55,085	$43,627

(6)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at April 2, 2022	April 2, 2022	December 31, 2021
Outstanding Debt:
Credit and Security Agreement (1)
Term Loan	1.95%	$116,250	$120,000
Revolver	1.95%	149,018	163,257
Equipment Financing (2)	2.25% to 5.13%	97,516	103,298
Real Estate Financing (3)	2.30% to 2.70%	39,888	41,887
Margin Facility (4)	1.55%	—	—
Unamortized debt issuance costs		(973)	(1,094)
		401,699	427,348
Less current portion of long-term debt		60,470	61,160
Total long-term debt, net of current portion		$341,229	$366,188

(1) Our Credit and Security Agreement (the “Credit Agreement”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver.  Term loan proceeds were advanced on November 27, 2018 and mature on November 26, 2023.  The term loan will be repaid in consecutive quarterly installments, as defined in the Credit Agreement, commencing March 31, 2019, with the remaining balance due at maturity.  Borrowings under the revolving credit facility may be made until and mature on November 26, 2023. Borrowings under the Credit Agreement bear interest at LIBOR or a base rate, plus an applicable margin for each based on the Company’s leverage ratio.  The Credit Agreement is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At April 2, 2022, we were in compliance with all covenants under the facility, and $51.0 million was available for borrowing on the revolver.

(2) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, include certain affirmative and negative covenants, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 5.13%.

(3) Our Real Estate Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments. Each of the notes bears interest at a variable rate ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At April 2, 2022, we were in compliance with all covenants.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Debt – continued

(4) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At April 2, 2022, the maximum available borrowings under the line of credit were $4.4 million.

The Company is also party to two interest rate swap agreements that qualify for hedge accounting. The Company executed the swap agreements to fix a portion of the interest rates on its variable rate debt that have a combined notional amount of $10.2 million at April 2, 2022. Under the swap agreements, the Company receives interest at the one-month LIBOR rate plus 2.25% and pays a fixed rate. The first swap became effective in October 2016, has a rate of 4.16% (amortizing notional amount of $10.0 million) and expires in July 2026. The second swap became effective in October 2016, has a rate of 3.83% (amortizing notional amount of $0.2 million) and expires in May 2022. At April 2, 2022, the fair value of the swap agreements was an asset of $0.1 million. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 7 for additional information pertaining to interest rate swaps.
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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	April 2, 2022
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$6	$—	$—	$6
Marketable securities	8,980	—	—	8,980
Interest rate swaps	—	84	—	84
Total assets	$8,986	$84	$—	$9,070

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

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at April 2, 2022 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$97,516	$97,794

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Leases

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

As of April 2, 2022, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of April 2, 2022, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the thirteen week periods ended April 2, 2022 and April 3, 2021 (in thousands):

	April 2, 2022
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,352	$6,278	$8,630
Short-term lease cost	647	4,241	4,888
Variable lease cost	194	907	1,101
Sublease income	-	(85)	(85)
Total lease cost	$3,193	$11,341	$14,534

	April 3, 2021
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,526	$5,803	$8,329
Short-term lease cost	-	1,157	1,157
Variable lease cost	210	589	799
Sublease income	-	(759)	(759)
Total lease cost	$2,736	$6,790	$9,526

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)	Leases – continued

The following table summarizes other lease related information as of and for the thirteen week periods ended April 2, 2022 and April 3, 2021 (in thousands):

	April 2, 2022
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$2,265	$5,640	$7,905
Right-of-use asset change due to lease termination	$-	$(1,370)	$(1,370)
Right-of-use assets obtained in exchange for new operating lease liabilities	$344	$14,384	$14,728
Weighted-average remaining lease term (in years)	5.4	4.3	4.6
Weighted-average discount rate	6.6%	4.7%	5.4%

	April 3, 2021
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$2,403	$5,685	$8,088
Future right-of-use asset change due to lease signed with a future commencement date	$2,733	$-	$2,733
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,604	$909	$3,513
Weighted-average remaining lease term (in years)	6.1	4.8	5.3
Weighted-average discount rate	7.1%	6.1%	6.5%

Future minimum lease payments under operating leases as of April 2, 2022, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2022 (remaining)	$6,630	$17,512	$24,142
2023	8,473	21,976	30,449
2024	8,412	18,265	26,677
2025	6,853	15,326	22,179
2026	4,386	12,960	17,346
Thereafter	9,111	4,210	13,321
Total required lease payments	$43,865	$90,249	$134,114
Less amounts representing interest			(16,710)
Present value of lease liabilities			$117,404

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Transactions with Affiliates

In the ordinary course of business, affiliated companies that are owned or controlled by our controlling shareholder, Matthew T. Moroun, provide certain supplementary administrative support services to Universal, including legal, human resources, tax, IT infrastructure and other requested services.  The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from companies owned or controlled by our controlling shareholder. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks ended April 2, 2022 and April 3, 2021 (in thousands):

	Thirteen weeks ended
	April 2, 2022	April 3, 2021
Insurance	$17,496	$11,496
Real estate rent and related costs	3,099	2,913
Administrative support services	1,181	115
Truck fuel, maintenance and other operating costs	1,070	178
Contracted transportation services	320	9
Total	$23,166	$14,711

We pay the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliate’s trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.

We lease 33 facilities from related parties.  Our occupancy is based on either month-to-month or contractual, multi-year lease arrangements that are billed and paid monthly. Leasing properties from a related party affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 8, “Leases” for further information regarding the cost of leased properties.

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling shareholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At April 2, 2022 and December 31, 2021, there were $21.4 million and $20.4 million, respectively, included in each of these accounts for insured claims.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At April 2, 2022 and December 31, 2021, amounts due to affiliates were $16.1 million and $17.8 million, respectively.

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics support services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks ended April 2, 2022 and April 3, 2021 (in thousands):

	Thirteen weeks ended
	April 2, 2022	April 3, 2021
Contracted transportation services	$155	$49
Facilities and related support	60	-
Total	$215	$49

At April 2, 2022 and December 31, 2021, amounts due from affiliates were $1.6 million and $0.8 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)	Stock Based Compensation

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

 A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	81,105	$19.60
Granted	—	$-
Vested	(6,875)	$23.56
Forfeited	—	$-
Balance at April 2, 2022	74,230	$19.24

In each of the thirteen-week periods ended April 2, 2022 and April 3, 2021, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million. As of April 2, 2022, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.2 million in 2023, $0.4 million in each 2024 and 2026, and $0.2 million in each 2027 and 2028.
(11)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks ended April 2, 2022 and April 3, 2021, we included 629 and 14,613 weighted average non-vested shares of restricted stock, respectively, in the denominator for the calculation of diluted earnings per share.

For the thirteen weeks ended April 2, 2022 and April 3, 2021, we excluded 9,230 and 0 shares of non-vested restricted stock, respectively, from the calculation of diluted earnings per share because such shares were anti-dilutive.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(12)	Dividends

On February 10, 2022, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on April 4, 2022 to shareholders of record at the close of business on March 7, 2022.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.
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

Operations aggregated in our contract logistics segment deliver value-added and/or dedicated transportation services to support in-bound logistics to original equipment manufacturers (OEMs) and major retailers on a contractual basis, generally pursuant to terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers (broker carriers). Operations aggregated in our trucking segment are associated with individual freight shipments coordinated by primarily by our agents and company-managed terminals using a mix of owner-operators, company equipment and broker carriers. Our company-managed brokerage segment provides for the pick-up and delivery of individual freight shipments using broker carriers, coordinated by our company-managed operations. Other non-reportable segments are comprised of the Company’s subsidiaries that provide support services to other subsidiaries.

Separate balance sheets are not prepared by segment, and we do not provide asset information by segment to the chief operating decision maker.

The following tables summarize information about our reportable segments for the thirteen week period ended April 2, 2022 and April 3, 2021 (in thousands):

	Operating Revenues
	Thirteen weeks ended
	April 2, 2022	April 3, 2021
Contract logistics	$201,593	$154,894
Intermodal	157,613	103,716
Trucking	97,485	94,899
Company-managed brokerage	65,206	61,106
Other	1,964	616
Total operating revenues	$523,861	$415,231

	Eliminated Inter-segment Revenues
	Thirteen weeks ended
	April 2, 2022	April 3, 2021
Contract logistics	$1,719	$287
Intermodal	3,460	1,077
Trucking	64	5,457
Company-managed brokerage	879	537
Total eliminated inter-segment revenues	$6,122	$7,358

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)	Segment Reporting - continued
	Income from Operations
	Thirteen weeks ended
	April 2, 2022	April 3, 2021
Contract logistics	$23,475	$16,820
Intermodal	23,010	8,494
Trucking	7,419	5,191
Company-managed brokerage	3,863	440
Other	81	211
Total income from operations	$57,848	$31,156

(14)	Commitments and Contingencies

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

On January 28, 2022, the Company was served with charges from the NLRB based on allegations of the International Brotherhood of Teamsters against the Company and four of its subsidiaries. The charges allege, among other things, that certain of the Company’s independent contractors in California should be classified as employees, rather than independent contractors. The Company has denied all charges and plans to defend the use of independent contractors in conducting its business. A hearing on the matter is schedule for June 2022. While the outcome of these claims cannot be predicted with any certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

At April 2, 2022, approximately 34% of our employees in the United States, Canada and Colombia, and approximately 80% of our employees in Mexico were subject to collective bargaining agreements that are renegotiated periodically, 21% of which are subject to contracts that expire in 2022.

(15)	Subsequent Events

On May 5, 2022, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on June 6, 2022 and is expected to be paid on July 5, 2022.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(15)	Subsequent Events - continued

On April 29, 2022, the Company executed a credit agreement and related security and mortgage agreement with a syndicate of lenders, and Fifth Third Bank, N.A., as administrative agent. The credit agreement provided for a $165.4 million term loan facility, the full amount of which was advanced on April 29, 2022. The facility matures on April 29, 2032. Under the terms of the credit agreement, the Company used the facility’s proceeds (a) to repay approximately $116.4 million of aggregate principal amount outstanding under the credit and security agreement among Universal’s applicable borrowing subsidiaries and KeyBank, N.A., including accrued and unpaid interest and related fees, (b) to repay in full approximately $39.5 million of aggregate principal amount outstanding under Universal’s term loan and security agreement with Flagstar Bank, FSB, including accrued and unpaid interest and related fees, and (c) to pay transaction-related fees and expenses. The obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest is payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at SOFR, plus an applicable margin equal to 2.12%.

On April 29, 2022, the Company also entered into an interest rate swap with Fifth Third Bank, N.A. to fix a portion of the variable rate debt with an amortizing notional amount of $100 million.  Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%.  The swap has an effective date of April 29, 2022 and a maturity date of April 30, 2027.

On May 4, 2022, the Company’s shareholders approved an amendment to the 2014 Amended and Restated Stock Incentive Plan. Under the amendment, the number of shares of the Company’s common stock authorized for issuance under the Plan increased to 700,000 shares.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “expect,” “believe,” “targets,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Part I, Item 1A in our Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of this Form 10-Q, as well as any other cautionary language in these filings, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Overview

Universal Logistics Holdings, Inc. is a holding company that owns subsidiaries engaged in providing a variety of customized transportation and logistics solutions throughout the United States, and in Mexico, Canada and Colombia. Our operating subsidiaries provide customers a broad array of services across their entire supply chain, including truckload, brokerage, intermodal, dedicated and value-added services.

Our operating subsidiaries provide a comprehensive suite of transportation and logistics solutions that allow our customers and clients to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors, through a network of agents who solicit freight business directly from shippers, and through company-managed facilities and full-service freight forwarding and customs house brokerage offices. We believe our asset-light business model is highly scalable and will continue to support our growth with comparatively modest capital expenditure requirements. Our asset-light model, combined with a disciplined approach to contract structuring and pricing, creates a highly flexible cost structure that allows us to expand and contract quickly in response to changes in demand from our customers.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q.

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

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks ended April 2, 2022 and April 3, 2021, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
Operating revenues:
Truckload services	11.0%	14.4%
Brokerage services	20.5	23.3
Intermodal services	30.1	25.0
Dedicated services	14.4	11.6
Value-added services	24.0	25.7
Total operating revenues	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended April 2, 2022 and April 3, 2021, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
Operating revenues:	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	44.3	45.6
Direct personnel and related benefits	26.1	25.9
Operating supplies and expenses	8.0	8.9
Commission expense	1.9	1.8
Occupancy expense	1.9	2.0
General and administrative	1.9	2.2
Insurance and claims	1.6	1.5
Depreciation and amortization	3.1	4.6
Total operating expenses	89.0	92.5
Income from operations	11.0	7.5
Interest and other non-operating expense, net	(0.3)	(0.5)
Income before income taxes	10.7	7.0
Income tax expense	2.7	1.8
Net income	8.0%	5.2%

Thirteen Weeks Ended April 2, 2022 Compared to Thirteen Weeks Ended April 3, 2021

Operating revenues. Operating revenues for the thirteen weeks ended April 2, 2022 increased $108.6 million, or 26.2%, to $523.9 million from $415.2 million for the thirteen weeks ended April 3, 2021. Included in operating revenues are separately-identified fuel surcharges of $34.6 million for the thirteen weeks ended April 2, 2022 compared to $20.2 million for the thirteen weeks ended April 3, 2021. Consolidated income from operations increased $26.7 million, or 85.7%, to $57.8 million for the first quarter 2022 compared to $31.2 million during the same period last year.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $46.7 million, or 30.1%, to $201.6 million in the first quarter 2022 compared to $154.9 million in the previous year. Income from operations in the contract logistics segment increased $6.7 million, or 39.6%, to $23.5 million for the thirteen weeks ended April 2, 2022 compared to $16.8 million in the same period last year. In the first quarter of 2022, Universal managed 63 value-added programs compared to 60 in the prior year period. During the recently completed quarter, dedicated transportation load count increased 1.2% to 158,219 from 156,375 in the first quarter 2021. Dedicated transportation also grew as the result of new business wins, including a major shuttle operation, as well as repricing existing customer contracts. Also included in dedicated transportation revenue for the first quarter 2022 were $8.8 million in separately identified fuel surcharges, compared to $4.9 million in the same period last year. As a percentage of revenue, operating margin in the contract logistics segment for the first quarter 2022 was 11.6% compared to 10.9% during the same period last year.

In the intermodal segment, operating revenues increased $53.9 million to $157.6 million in the first quarter 2022 compared to $103.7 million in the previous year. Intermodal revenues for the thirteen weeks ended April 2, 2022 included $18.2 million in separately identified fuel surcharges, compared to $10.2 million in the same period last year. During the first quarter 2022, Universal moved 154,207 intermodal loads compared to 179,905 in the first quarter 2021, a decrease of 14.3%, while its average operating revenue per load, excluding fuel surcharges increased 51.2% to $697 from $461. Intermodal segment revenues also include accessorial charges such as detention, demurrage and storage which totaled $36.2 million during the first quarter 2022, compared to $11.0 million one year earlier. Income from operations in the intermodal segment increased $14.5 million to $23.0 million for the thirteen weeks ended April 2, 2022 compared to $8.5 million in the first quarter 2021. As a percentage of revenue, operating margin in the intermodal segment for the first quarter 2022 was 14.6%, compared to 8.2% during the same period last year.

In the trucking segment, operating revenues increased $2.6 million to $97.5 million in the first quarter 2022 compared to $94.9 million in the prior year period. Included in trucking segment revenues for the first quarter 2022 were $7.5 million in separately identified fuel surcharges compared to $5.1 million during the first quarter 2021. Income from operations in the trucking segment increased $2.2 million to $7.4 million for the first quarter 2022 compared to $5.2 million in the same period last year. During the recently completed quarter, Universal’s average operating revenue per load, excluding fuel surcharges, increased 41.4% to $1,762 from $1,246 in the prior year period; however, this increase was partially offset by a 30.1% decrease in load volumes. During the first quarter 2022, Universal moved 50,860 loads compared to 72,744 during the same period last year. As a percentage of revenue, operating margin in the trucking segment for the first quarter 2022 was 7.6%, compared to 5.5% during the same period last year.

In the company-managed brokerage segment, operating revenues increased $4.1 million, or 6.7%, to $65.2 million in the thirteen weeks ending April 2, 2022 compared to $61.1 million in the thirteen weeks ending April 3, 2021. During the recently completed quarter, the average operating revenue per load increased 25.3% to $2,176 from $1,737 in the first quarter 2021; however, load volumes fell 25.2% to 24,610 from 32,885. As a percentage of revenue, operating margin for the company-managed brokerage segment was 5.9% for the first quarter 2022 compared to 0.7% in the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the first quarter 2022 increased $42.8 million, or 22.6%, to $232.1 million from $189.3 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers.  The increases or decreases are generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and to a lesser extent, dedicated services, which uses a higher mix of company-drivers compared to owner-operators. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an overall increase in transportation-related services. First quarter 2022 transportation-related service revenues increased 29.0% compared to the first quarter of 2021. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 44.3% compared to 45.6% during the same period last year was due to a decrease in the mix of brokerage services revenue, where the cost of transportation is typically higher than our other transportation businesses. As a percentage of total revenues, brokerage services revenue decreased to 20.5% for 2021 compared to 23.3% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for the thirteen weeks ended April 2, 2022 increased by $29.1 million, or 27.1%, to $136.7 million compared to $107.6 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation. The increase was due to the launch of new business wins and robust volumes experienced at our contract logistics operations during the current quarter. As a percentage of operating revenues, personnel and related benefits increased to 26.1% for the thirteen weeks ended April 2, 2022, compared to 25.9% for the thirteen weeks ended April 3, 2021. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $5.0 million, or 13.6%, to $42.1 million for the thirteen weeks ended April 2, 2022 compared to $37.1 million for the thirteen weeks ended April 3, 2021. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements driving the change were increases of $7.8 million in fuel expense on Company tractors and $2.6 million in professional fees. These increases were partially offset by decreases of $2.7 million in operating supplies and material costs in operations supporting heavy truck programs and $3.3 million in other operating expenses.

Commission expense. Commission expense for the first quarter 2022 increased by $2.7 million, or 36.9%, to $10.0 million from $7.3 million for the first quarter 2021. Commission expense increased due to increased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense increased to 1.9% for the thirteen weeks ending April 2, 2022, compared to 1.8% one year earlier.

Occupancy expense. Occupancy expenses increased by $2.0 million, or 24.6%, to $10.2 million for the thirteen weeks ended April 2, 2022. This compares to $8.2 million for the thirteen weeks ended April 3, 2021. The increase was primarily attributable to an increase in building rents.

General and administrative. General and administrative expense for the thirteen weeks ended April 2, 2022 increased by $0.9 million to $10.1 million from $9.2 million in the thirteen weeks ended April 3, 2021. The increase was attributable to a $0.7 million increase in salaries and a $0.1 million increase in other general and administrative expenses. As a percentage of operating revenues, general and administrative expense was 1.9% for the first quarter 2022 compared to 2.2% for the first quarter 2021.

Insurance and claims. Insurance and claims expense for the first quarter 2022 increased by $2.2 million to $8.6 million from $6.3 million in the first quarter 2021. As a percentage of operating revenues, insurance and claims increased to 1.6% for the thirteen weeks ending April 2, 2022 compared to 1.5% for the first quarter 2021. The increase was attributable to a $2.8 million increase in cargo and service failure claims. This was partially offset by a $0.5 million decrease in auto liability premiums and contractor insurance.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended April 2, 2022 decreased by $2.9 million, or 15.0%, to $16.2 million from $19.1 million for 2021. Depreciation expense decreased $3.0 million and amortization expense increased $0.1 million.

Interest expense, net. Net interest expense was $2.4 million for the thirteen weeks ended April 2, 2022 compared to $3.2 million for the thirteen weeks ended April 3, 2021. The decrease in net interest expense reflects a decrease in our outstanding borrowings as well as a decrease in interest rates on our outstanding borrowings. As of April 3, 2022, our outstanding borrowings totaled $402.7 million compared to $430.5 million at the same time last year.

Other non-operating income (expense). Other non-operating income was $1.0 million for the first quarter 2022, unchanged from the prior year. Other non-operating income for the first quarter 2022 includes a $0.9 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income compared $1.0 million in the first quarter 2021.

Income tax expense. Income tax expense for the first quarter 2022 was $14.4 million, compared to $7.3 million for the first quarter 2021, based on an effective tax rate of 25.5% and 25.3% respectively. The increase in income taxes in 2022 is the result of an increase in taxable income and our effective tax rate for the thirteen weeks ended April 2, 2022 compared to the thirteen weeks ended April 3, 2021.

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

During the thirteen weeks ended April 2, 2022, our capital expenditures totaled $6.0 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Due to widespread shortages, production backlogs, and limited availability of transportation equipment, our expenditures were somewhat lower than our customary capital expenditures. Our asset-light business model depends largely on the customized solutions we implement for specific customers. As a result, our capital expenditures will also depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2022, exclusive of any acquisitions of businesses and strategic real estate purchases, we expect our capital expenditures to be in the range of 5% to 6% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for improvements to our existing terminal yard and container facilities. If equipment manufacturers identify and implement solutions enabling them to overcome these supply-side constraints, then we would expect to return to a normalized level of capital expenditures in future periods.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year.  The Board of Directors did not declare a special dividend in the first quarter of 2022.  On May 5, 2022, our Board of Directors declared a quarterly cash dividend of $0.105 per share of common stock, which is payable to shareholders of record at the close of business on June 6, 2022 and is expected to be paid on July 5, 2022. During the year ended December 31, 2021, we paid a total of $0.42 per common share, or $11.3 million. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our secured credit facility (the “Credit Facility”) provides for maximum borrowings of $350 million in the form of a $150 million term loan and a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At April 2, 2022, we were in compliance with all covenants under the Credit Facility, and $51.0 million was available for borrowing.

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

A wholly-owned subsidiary issued a series of promissory notes in order to finance certain purchases of real property (the “Real Estate Financing”). The promissory notes, which are secured by first mortgages and assignment of leases on specific parcels of real estate and improvements, include certain affirmative and negative covenants and are generally payable in 120 monthly installments.  Each of the notes bears interest at variable rates ranging from LIBOR plus 1.85% to LIBOR plus 2.25%. At April 2, 2022, we were in compliance with all covenants.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of April 2, 2022, and the maximum available borrowings were $4.4 million.

On April 29, 2022, the Company executed a credit agreement and related security and mortgage agreement with a syndicate of lenders, and Fifth Third Bank, N.A., as administrative agent. The credit agreement provided for a $165.4 million term loan facility, the full amount of which was advanced on April 29, 2022. The facility matures on April 29, 2032. Under the terms of the credit agreement, the Company used proceeds (a) to repay approximately $116.4 million of aggregate principal amount outstanding under the term loan portion of the Credit Facility, (b) to repay in full approximately $39.5 million of aggregate principal amount outstanding under the Real Estate Financing, and (c) to pay transaction-related fees and expenses. The obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest is payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at SOFR, plus an applicable margin equal to 2.12%.

Discussion of Cash Flows

At April 2, 2022, we had cash and cash equivalents of $14.9 million compared to $13.9 million at December 31, 2021.  Operating activities provided $41.1 million in net cash, and we used $36.7 million in financing activities and $3.4 million in investing activities.

The $41.1 million in net cash provided by operations was primarily attributed to $42.0 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, amortization of debt issuance costs, gains on marketable equity securities and equipment sales, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $23.4 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $24.3 million.   The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, increases in trade and other accounts receivable and in prepaid expenses and other assets, and a decrease in other long-term liabilities. These were partially offset by increases in accruals for insurance and claims, trade accounts payable, accrued expenses and other current liabilities, and income taxes payable. Affiliate transactions decreased net cash provided by operating activities by $2.5 million due to an increase in accounts receivable from affiliates of $0.8 million and a decrease accounts payable to affiliates of $1.7 million.

The $3.4 million in net cash used in investing activities consisted of $6.0 million in capital expenditures, partially offset by $2.6 million in proceeds from the sale of equipment.

We used $36.7 million in financing activities during the thirteen weeks ended April 2, 2022. During the period we paid cash dividends of $5.6 million and purchased $5.3 million of our common stock.  We had outstanding borrowings totaling $402.7 million at April 2, 2022 compared to $428.4 million at December 31, 2021. During the period, we made net repayments on our revolving lines of credit totaling $14.2 million and term loan, and equipment and real estate note payments totaling $15.9 million.  We also borrowed $4.3 million for new equipment during the period.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2021. There have been no changes in our accounting policies during the thirteen weeks ended April 2, 2022.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended April 2, 2022. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2022, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended April 2, 2022 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 28, 2022, the Company was served with charges from the NLRB based on allegations of the International Brotherhood of Teamsters against the Company and four of its subsidiaries. The charges allege, among other things, that certain of the Company’s independent contractors in California should be classified as employees, rather than independent contractors. The Company has denied all charges and plans to defend the use of independent contractors in conducting its business. A hearing on the matter is schedule for June 2022. While the outcome of these claims cannot be predicted with any certainty, management does not believe the outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchases of its common stock during the period from January 1, 2022 to April 2, 2022, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
Jan. 1, 2022 - Jan. 29, 2022	-	$-	-	1,000,000
Jan. 30, 2022 - Feb. 26, 2022	44,855	18.72	44,855	955,145
Feb. 27, 2022 - April 2, 2022	212,406	20.78	212,406	742,739
Total	257,261	$20.42	257,261	742,739

(1) On July 29, 2021, the Company announced that it had been authorized to purchase up to 1,000,000 shares of its common stock from time to time in the open market. As of April 2, 2022, 742,739 shares remain available under this authorization. No specific expiration date has been assigned to the authorization.

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

4.2*	Amendment to 2014 Amended and Restated Stock Incentive Plan

10.1

Credit Agreement dated as of April 29, 2022 among UTSI Finance, Inc., UTS Realty, LLC, the lenders party thereto, and Fifth Third Bank, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2022)

10.2

Confirmation of Transaction, dated April 29, 2022, between Fifth Third Bank, N.A. and UTSI Finance, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2022)

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: May 12, 2022	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: May 12, 2022	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer