Form 10-Q
period 2022-07-02
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2022-08-11
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 8, 2022, was 26,277,549.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	July 2, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$14,683	$13,932
Marketable securities	8,237	8,031
Accounts receivable – net of allowance for doubtful accounts of $11,667 and $7,841, respectively	400,017	341,398
Other receivables	24,636	26,318
Prepaid expenses and other	33,613	30,209
Due from affiliates	1,443	807
Total current assets	482,629	420,695
Property and equipment – net of accumulated depreciation of $356,211 and $333,833, respectively	343,729	345,583
Operating lease right-of-use asset	106,149	105,859
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $114,586 and $107,461, respectively	81,224	88,349
Deferred income taxes	2,060	2,060
Other assets	4,945	4,215
Total assets	$1,191,466	$1,137,491
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$118,650	$117,837
Current portion of long-term debt	52,448	61,160
Current portion of operating lease liabilities	28,259	24,566
Accrued expenses and other current liabilities	43,953	43,627
Insurance and claims	39,770	43,357
Due to affiliates	14,232	17,839
Income taxes payable	10,539	4,323
Total current liabilities	307,851	312,709
Long-term liabilities:
Long-term debt, net of current portion	362,868	366,188
Operating lease liabilities, net of current portion	83,584	85,984
Deferred income taxes	61,250	61,250
Other long-term liabilities	8,946	9,150
Total long-term liabilities	516,648	522,572
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,995,734 and 30,986,702 shares issued; 26,277,549 and 26,919,455 shares outstanding, respectively	30,995	30,988
Paid-in capital	4,794	4,639
Treasury stock, at cost; 4,718,185 and 4,067,247 shares, respectively	(96,690)	(82,385)
Retained earnings	437,182	356,071
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $(193) and $(60), respectively	(567)	(178)
Foreign currency translation adjustments	(8,747)	(6,925)
Total shareholders’ equity	366,967	302,210
Total liabilities and shareholders’ equity	$1,191,466	$1,137,491

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating revenues:
Truckload services	$61,061	$58,880	$118,544	$118,582
Brokerage services	101,929	102,532	209,101	199,451
Intermodal services	156,865	106,601	314,478	210,318
Dedicated services	79,452	50,396	154,938	98,357
Value-added services	127,875	104,374	253,982	211,307
Total operating revenues	527,182	422,783	1,051,043	838,015
Operating expenses:
Purchased transportation and equipment rent	227,215	198,031	459,346	387,363
Direct personnel and related benefits	127,334	111,000	264,002	218,552
Operating supplies and expenses	46,027	32,713	88,151	69,805
Commission expense	10,757	8,570	20,780	15,894
Occupancy expense	10,001	9,389	20,196	17,569
General and administrative	11,541	9,693	21,603	18,869
Insurance and claims	2,598	5,735	11,180	12,070
Depreciation and amortization	27,058	16,339	43,286	35,424
Total operating expenses	462,531	391,470	928,544	775,546
Income from operations	64,651	31,313	122,499	62,469
Interest income	6	14	6	32
Interest expense	(3,925)	(2,940)	(6,358)	(6,121)
Other non-operating income (expense)	(823)	6,079	130	7,085
Income before income taxes	59,909	34,466	116,277	63,465
Income tax expense	15,210	8,862	29,570	16,205
Net income	$44,699	$25,604	$86,707	$47,260
Earnings per common share:
Basic	$1.69	$0.95	$3.25	$1.76
Diluted	$1.69	$0.95	$3.25	$1.75
Weighted average number of common shares outstanding:
Basic	26,453	26,919	26,660	26,918
Diluted	26,468	26,936	26,668	26,933
Dividends declared per common share	$0.105	$0.105	$0.210	$0.210

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Income	$44,699	$25,604	$86,707	$47,260
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(215), $2, $(133) and $35, respectively	(630)	30	(389)	163
Foreign currency translation adjustments	1,012	(666)	(1,822)	401
Total other comprehensive income (loss)	382	(636)	(2,211)	564
Total comprehensive income	$45,081	$24,968	$84,496	$47,824

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net income	$86,707	$47,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,286	35,424
Noncash lease expense	14,337	12,873
Gain on marketable equity securities	(92)	(1,384)
Gain on disposal of property and equipment	(2,743)	(721)
Amortization of debt issuance costs	207	240
Write-off of debt issuance costs	583	—
Stock-based compensation	162	162
Provision for doubtful accounts	5,501	2,597
Deferred income taxes	133	(21)
Change in assets and liabilities:
Trade and other accounts receivable	(64,438)	(32,999)
Prepaid expenses and other assets	(4,424)	(2,460)
Principal reduction in operating lease liabilities	(13,085)	(12,232)
Accounts payable, accrued expenses and other current liabilities, insurance and claims, and income taxes payable	8,154	7,637
Due to/from affiliates, net	(4,243)	(2,916)
Other long-term liabilities	(727)	(4)
Net cash provided by operating activities	69,318	53,456
Cash flows from investing activities:
Capital expenditures	(37,544)	(16,941)
Proceeds from the sale of property and equipment	5,567	3,878
Purchases of marketable securities	(114)	(114)
Proceeds from sale of marketable securities	—	117
Net cash used in investing activities	(32,091)	(13,060)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	262,065	191,947
Repayments of debt - revolving debt	(274,828)	(192,820)
Proceeds from borrowing - term debt	193,926	3,946
Repayments of debt - term debt	(192,262)	(31,276)
Dividends paid	(8,422)	(8,480)
Capitalized financing costs	(1,723)	—
Purchases of treasury stock	(14,305)	—
Net cash used in financing activities	(35,549)	(36,683)
Effect of exchange rate changes on cash and cash equivalents	(927)	622
Net increase in cash	751	4,335
Cash and cash equivalents – beginning of period	13,932	8,763
Cash and cash equivalents – end of period	$14,683	$13,098
Supplemental cash flow information:
Cash paid for interest	$5,638	$5,993
Cash paid for income taxes	$23,368	$22,909

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2020	$30,981	$4,484	$(82,385)	$293,643	$(7,150)	$239,573
Net income	—	—	—	21,656	—	21,656
Comprehensive income	—	—	—	—	1,200	1,200
Dividends ($0.105 per share)	—	—	—	(2,865)	—	(2,865)
Stock based compensation	7	155		—	—	162
Balances - April 3, 2021	30,988	4,639	(82,385)	312,434	(5,950)	259,726
Net income	—	—	—	25,604	—	25,604
Comprehensive income	—	—	—	—	(636)	(636)
Dividends ($0.105 per share)	—	—	—	(2,786)	—	(2,786)
Balances – July 3, 2021	$30,988	$4,639	$(82,385)	$335,252	$(6,586)	$281,908

Balances – December 31, 2021	$30,988	$4,639	$(82,385)	$356,071	$(7,103)	$302,210
Net income	—	—	—	42,008	—	42,008
Comprehensive income	—	—	—	—	(2,593)	(2,593)
Purchases of treasury stock	—	—	(5,254)	—	—	(5,254)
Dividends ($0.105 per share)	—	—	—	(2,819)	—	(2,819)
Stock based compensation	7	155	—	—	—	162
Balances - April 2, 2022	30,995	4,794	(87,639)	395,260	(9,696)	333,714
Net income	—	—	—	44,699	—	44,699
Comprehensive income	—	—	—	—	382	382
Purchases of treasury stock	—	—	(9,051)	—	—	(9,051)
Dividends ($0.105 per share)	—	—	—	(2,777)	—	(2,777)
Balances – July 2, 2022	$30,995	$4,794	$(96,690)	$437,182	$(9,314)	$366,967

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In June 2022, the Company made a change in an accounting estimate to revise the estimated useful life and salvage values of certain equipment. The change resulted in additional depreciation expense of $9.7 million recorded during the thirteen weeks and twenty-six weeks ended July 2, 2022 ($7.2 million net of tax, or $0.27 per basic and diluted share).

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	July 2, 2022	December 31, 2021
Prepaid expenses and other - contract assets	$1,930	$2,023

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

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	July 2, 2022	December 31, 2021
Fair value	$8,237	$8,031
Cost basis	6,540	6,426
Unrealized gain	$1,697	$1,605

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	July 2, 2022	December 31, 2021
Gross unrealized gains	$2,624	$2,574
Gross unrealized losses	(927)	(969)
Net unrealized gains	$1,697	$1,605

The following table shows the Company’s net realized gains (losses) on marketable equity securities (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Realized gain
Sale proceeds	$—	$—	$—	$117
Cost basis of securities sold	—	—	—	92
Realized gain	$—	$—	$—	$25

Realized gain, net of taxes	$—	$—	$—	$19

The Company did not sell marketable equity securities during the thirteen-week or twenty-six week periods ended July 2, 2022, or in the thirteen-week period ended July 3, 2021.

During the thirteen-week and twenty-six week periods ended July 2, 2022, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $(857,000) and $92,000, respectively, which was reported in other non-operating income (expense) for the period.

During the thirteen-week and twenty-six week periods ended July 3, 2021, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $385,000 and $1,359,000, respectively, which was reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	July 2, 2022	December 31, 2021

Accrued payroll	$15,953	$13,645
Accrued payroll taxes	7,316	7,132
Driver escrow liabilities	3,776	3,754
Legal settlements and claims	9,350	9,350
Commissions, other taxes and other	7,558	9,746
Total	$43,953	$43,627

(6)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at July 2, 2022	July 2, 2022	December 31, 2021
Outstanding Debt:
Revolving Credit Facility (1)	3.29%	$150,494	$163,257
Equipment Financing (2)	2.25% to 5.13%	104,254	103,298
Real Estate Facility (3)	3.65%	162,594	—
Margin Facility (4)	2.89%	—	—
Debt paid upon refinancing:
Term Loan (1) (3)	NA	—	120,000
Real Estate Notes (3)	NA	—	41,887
Unamortized debt issuance costs		(2,026)	(1,094)
		415,316	427,348
Less current portion of long-term debt		52,448	61,160
Total long-term debt, net of current portion		$362,868	$366,188

(1) Our Revolving Credit Facility provides for maximum borrowings of $350 million in the form of a $200 million revolver, and it previously included a $150 million term loan. Borrowings under the Revolving Credit Facility may be made until and mature on November 26, 2023, and they bear interest at LIBOR or a base rate plus an applicable margin for each based the Company’s leverage ratio.  The term loan proceeds were advanced on November 27, 2018, and on April 29, 2022, the Company repaid in full its then outstanding balance on the term loan. The Revolving Credit Facility is secured by a first priority pledge of the capital stock of applicable subsidiaries, as well as first priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At July 2, 2022, we were in compliance with all covenants under the facility, and $49.5 million was available for borrowing on the revolver.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Debt – continued

(2) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 5.13%.

(3) Our Real Estate Facility provides for a $165.4 million term loan, the full amount of which was advanced on April 29, 2022. The Company used the facility’s proceeds to repay the outstanding balances under the term loan portion of the Revolving Credit Facility and certain other Real Estate Financing obligations. The facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At July 2, 2022, we were in compliance with all covenants under the facility.

(4) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at LIBOR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At July 2, 2022, the maximum available borrowings under the line of credit were $4.6 million.

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt.  Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $98.3 million.  At July 2, 2022, the fair value of the swap agreement was a liability of $0.8 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 7 for additional information pertaining to interest rate swaps.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	July 2, 2022
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$14	$—	$—	$14
Marketable securities	8,237	—	—	8,237
Total	$8,251	$—	$—	$8,251

Liabilities
Interest rate swaps	$—	$760	$—	$760
Total	$—	$760	$—	$760

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$10	$—	$—	$10
Marketable securities	8,031	—	—	8,031
Total	$8,041	$—	$—	$8,041

Liabilities
Interest rate swaps	$—	$238	$—	$238
Total	$—	$238	$—	$238

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

Our Revolving Credit Facility and our Real Estate Facility consist of variable rate borrowings.  We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at July 2, 2022 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$104,254	$102,330

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

As of July 2, 2022, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of July 2, 2022, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the thirteen weeks and twenty-six weeks ended July 2, 2022 and July 3, 2021 (in thousands):

	Thirteen weeks ended July 2, 2022
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,371	$6,214	$8,585
Short-term lease cost	630	2,195	2,825
Variable lease cost	221	784	1,005
Sublease income	-	(28)	(28)
Total lease cost	$3,222	$9,165	$12,387

	Thirteen weeks ended July 3, 2021
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,514	$5,840	$8,354
Short-term lease cost	26	2,840	2,866
Variable lease cost	210	799	1,009
Sublease income	-	(265)	(265)
Total lease cost	$2,750	$9,214	$11,964

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)Leases – continued

	Twenty-six weeks ended July 2, 2022
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$4,723	$12,492	$17,215
Short-term lease cost	1,277	6,435	7,712
Variable lease cost	415	1,691	2,106
Sublease income	-	(113)	(113)
Total lease cost	$6,415	$20,505	$26,920

	Twenty-six weeks ended July 3, 2021
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$5,041	$11,642	$16,683
Short-term lease cost	27	3,996	4,023
Variable lease cost	420	1,388	1,808
Sublease income	-	(1,024)	(1,024)
Total lease cost	$5,488	$16,002	$21,490

The following table summarizes other lease related information as of and for the twenty-six week periods ended July 2, 2022 and July 3, 2021 (in thousands):

	July 2, 2022
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$4,559	$11,265	$15,824
Right-of-use assets obtained in exchange for new operating lease liabilities	$545	$15,493	$16,038
Right-of-use assets change due to lease termination	$-	$(1,370)	$(1,370)
Weighted-average remaining lease term (in years)	5.3	4.0	4.4
Weighted-average discount rate	6.6%	4.7%	5.4%

	July 3, 2021
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$4,831	$11,310	$16,141
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,526	$12,880	$16,406
Weighted-average remaining lease term (in years)	5.8	4.7	5.1
Weighted-average discount rate	7.1%	5.6%	6.1%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)Leases – continued

Future minimum lease payments under these operating leases as of July 2, 2022, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2022 (remaining)	$4,533	$12,526	$17,059
2023	8,550	22,435	30,985
2024	8,413	18,275	26,688
2025	6,854	15,326	22,180
2026	4,387	12,960	17,347
Thereafter	9,116	4,210	13,326
Total required lease payments	$41,853	$85,732	$127,585
Less amounts representing interest			(15,742)
Present value of lease liabilities			$111,843

(9)	Transactions with Affiliates

In the ordinary course of business, affiliated companies that are owned or controlled by our controlling shareholder, Matthew T. Moroun, provide certain supplementary administrative support services to Universal, including legal, human resources, tax, IT infrastructure and other requested services. Universal’s audit committee reviews and approves related party transactions with affiliates that involve Universal or its consolidated subsidiaries. The cost of such services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from companies owned or controlled by our controlling shareholder. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and twenty-six weeks ended July 2, 2022 and July 3, 2021, respectively (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Insurance	$17,334	$11,807	$34,831	$23,303
Real estate rent and related costs	2,981	3,357	6,079	6,271
Administrative support services	1,112	1,882	2,294	1,997
Truck fuel, maintenance and other operating costs	2,010	233	3,080	411
Contracted transportation services	369	10	689	19
Total	$23,806	$17,289	$46,973	$32,001

We pay the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliate’s trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.

We lease 32 facilities from related parties. Our occupancy is based on either month-to-month or contractual, multi-year lease arrangements that are billed and paid monthly. Leasing properties from a related party affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 8, “Leases” for further information regarding the cost of leased properties.

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling shareholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At July 2, 2022 and December 31, 2021, there were $19.2 million and $20.4 million, respectively, included in each of these accounts for insured claims.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Transactions with Affiliates - continued

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At July 2, 2022 and December 31, 2021, amounts due to affiliates were $14.2 million and $17.8 million, respectively.

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks and twenty-six weeks ended July 2, 2022 and July 3, 2021 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Contracted transportation services	$447	$209	$602	$258
Facilities and related support	60	-	120	-
Total	$507	$209	$722	$258

At July 2, 2022 and December 31, 2021, amounts due from affiliates were $1.4 million and $0.8 million, respectively.

In June 2022, we executed a real estate contract with an affiliate to acquire a multi-building, office complex located in Warren, Michigan for $8.3 million. The purchase price was established by an independent third party appraisal. The Company made an initial deposit of $200,000, and the balance of the purchase price is due at closing, which is expected to occur in the third quarter of 2022.

In May 2022, we sold an inactive Mexican subsidiary to an affiliate for approximately $0.1 million. The purchase price was based on the book value of the net assets sold in the transaction, and as such, no gain or loss was recorded.

On May 13, 2022, the Company commenced a “Dutch auction” tender offer to repurchase up to 100,000 shares of the Company’s outstanding common stock at a price of not greater than $28.00 nor less than $25.00 per share. Following the expiration of the tender offer on June 15, 2022, we accepted 164,189 shares, including 64,189 oversubscribed shares tendered, of our common stock for purchase at $28.00 per share, for a total purchase price of approximately $4.6 million, excluding fees and expenses related to the offer. The total number of shares purchased in the tender offer includes 5,000 shares tendered by a director of the Company, Mr. H.E. “Scott” Wolfe.  We paid for the accepted shares with available cash and funds borrowed under our existing line of credit.
(10)	Stock Based Compensation

On April 23, 2014, our Board of Directors adopted our 2014 Amended and Restated Stock Incentive Plan. The Plan was approved at the 2014 annual meeting of shareholders and became effective as of the date our Board adopted it. The 2014 Plan replaced our 2004 Stock Incentive Plan and carried forward the shares of common stock that remained available for issuance under the 2004 Plan. In May 2022, the Company’s shareholders approved an amendment to the Plan to increase the number of shares of common stock authorized for issuance by 200,000 shares. Grants under the Plan may be made in the form of options, restricted stock awards, restricted stock purchase rights, stock appreciation rights, phantom stock units, restricted stock units or shares of unrestricted common stock.

On September 9, 2021, the Company granted 2,355 shares of restricted stock to an employee of the Company.  The restricted stock award has a fair value of $20.46 per share, based on the closing price of the Company’s stock on the grant date. The shares will vest in five equal increments on each August 9 in 2022, 2023, 2024, 2025 and 2026, subject to continued employment with the Company

On February 5, 2020, the Company granted 5,000 shares of restricted stock to our Chief Financial Officer.  The restricted stock award has a fair value of $17.74 per share, based on the closing price of the Company’s stock on the grant date. The shares will vest on February 20, 2024, subject to his continued employment with the Company.

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

 A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	81,105	$19.60
Granted	—	$-
Vested	(6,875)	$23.56
Forfeited	—	$-
Balance at July 2, 2022	74,230	$19.24

In each of the twenty-six week periods ended July 2, 2022 and July 3, 2021, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million.  As of July 2, 2022, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.2 million in 2023, $0.4 million in each 2024 and 2026, and $0.2 million in each 2027 and 2028.

(11)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks and twenty-six weeks ended July 2, 2022, there were 14,554 and 8,247 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and twenty-six weeks ended July 3, 2021, 16,704 and 15,689 weighted average non-vested shares of restricted stock, respectively, were included in the denominator for the calculation of diluted earnings per share.

In the thirteen weeks and twenty-six weeks ended July 2, 2022, we excluded 0 and 6,875 shares, respectively, of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive. No such shares were excluded from the calculation of diluted earnings per share during the thirteen weeks or twenty-six weeks ended July 3, 2021.

(12)	Dividends

On May 5, 2022, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on July 5, 2022 to shareholders of record at the close of business on June 6, 2022.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Operations aggregated in our contract logistics segment deliver value-added and/or dedicated transportation services to support in-bound logistics to original equipment manufacturers (OEMs) and major retailers on a contractual basis, generally pursuant to terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers (broker carriers). Operations aggregated in our trucking segment are associated with individual freight shipments coordinated primarily by our agents using a mix of owner-operators, company equipment and broker carriers. Our company-managed brokerage segment provides for the pick-up and delivery of individual freight shipments using broker carriers, coordinated by our company-managed operations. Other non-reportable segments are comprised of the Company’s subsidiaries that provide support services to other subsidiaries.

Separate balance sheets are not prepared by segment, and we do not provide asset information by segment to the chief operating decision maker.

The following tables summarize information about our reportable segments for the thirteen week and twenty-six week periods ended July 2, 2022 and July 3, 2021 (in thousands):

	Operating Revenues
	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Contract logistics	$207,327	$154,770	$408,920	$309,664
Intermodal	156,865	106,601	314,478	210,318
Trucking	106,545	99,778	204,030	194,678
Company-managed brokerage	55,119	60,431	120,325	121,537
Other	1,326	1,203	3,290	1,818
Total operating revenues	$527,182	$422,783	$1,051,043	$838,015

	Eliminated Inter-segment Revenues
	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Contract logistics	$1,500	$92	$3,219	$379
Intermodal	2,594	1,308	6,054	2,385
Trucking	51	7,095	116	12,551
Company-managed brokerage	956	443	1,834	980
Total eliminated inter-segment revenues	$5,101	$8,938	$11,223	$16,295

	Income from Operations
	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Contract logistics	$29,425	$15,946	$52,900	$32,766
Intermodal	21,368	6,152	44,378	14,646
Trucking	9,611	6,482	17,030	11,672
Company-managed brokerage	4,155	2,445	8,018	2,886
Other	92	288	173	499
Total income from operations	$64,651	$31,313	$122,499	$62,469

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)	Commitments and Contingencies

Commitments

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

Legal Proceedings

The Company is involved from time to time in claims, proceedings, and litigation, including the matters described in Item 16 of Part II, “Financial Statements and Supplementary Data — Note 16 — Commitments and Contingencies” of our 2021 Annual Report on Form 10-K and in Item 1 of Part I, “Financial Statements — Note 14 — Commitments and Contingencies” of our Quarterly Report on Form 10-Q for the Period Ended April 2, 2022, as supplemented by the following:

On August 4, 2022, the Company reached a Non-Board Settlement Agreement (the “Settlement Agreement”) with the International Brotherhood of Teamsters resolving the previously disclosed National Labor Relations Board charges from March 2021 and January 2022. Pursuant to the terms of the Settlement Agreement, the Company is required to, among other things, reinstate certain terminated drivers and compensate them for back pay totaling approximately $2.8 million, for which the Company has an accrued liability.

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

At July 2, 2022, approximately 38% of our employees in the United States, Canada and Colombia, and 78% of our employees in Mexico were subject to collective bargaining agreements that are renegotiated periodically, less than 1% of which are subject to contracts that expire in 2022.
(15)	Subsequent Events

On July 28, 2022, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on September 5, 2022 and is expected to be paid on October 3, 2022.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and twenty-six weeks ended July 2, 2022 and July 3, 2021, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating revenues:
Truckload services	11.6%	13.9%	11.3%	14.2%
Brokerage services	19.3	24.3	19.9	23.8
Intermodal services	29.8	25.2	29.9	25.1
Dedicated services	15.1	11.9	14.7	11.7
Value-added services	24.2	24.7	24.2	25.2
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and twenty-six weeks ended July 2, 2022 and July 3, 2021, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	43.1	46.8	43.7	46.2
Direct personnel and related benefits	24.2	26.3	25.1	26.1
Operating supplies and expenses	8.7	7.7	8.4	8.3
Commission expense	2.0	2.0	2.0	1.9
Occupancy expense	1.9	2.2	1.9	2.1
General and administrative	2.2	2.3	2.1	2.3
Insurance and claims	0.5	1.4	1.1	1.4
Depreciation and amortization	5.1	3.9	4.1	4.2
Total operating expenses	87.7	92.6	88.3	92.5
Income from operations	12.3	7.4	11.7	7.5
Interest and other non-operating income (expense), net	(0.9)	0.8	(0.6)	0.1
Income before income taxes	11.4	8.2	11.1	7.6
Income tax expense	2.9	2.1	2.9	2.0
Net income	8.5%	6.1%	8.2%	5.6%

Thirteen Weeks Ended July 2, 2022 Compared to Thirteen Weeks Ended July 3, 2021

Operating revenues. Operating revenues for the thirteen weeks ended July 2, 2022 increased $104.4 million, or 24.7%, to $527.2 million from $422.8 million for the thirteen weeks ended July 3, 2021. Included in operating revenues are separately-identified fuel surcharges of $46.1 million for the thirteen weeks ended July 2, 2022 compared to $23.0 million for the thirteen weeks ended July 3, 2021. Consolidated income from operations increased $33.3 million, or 106.5%, to $64.7 million for the second quarter 2022 compared to $31.3 million during the same period last year. Included in second quarter 2022 operating results was a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the period. During the second quarter 2022, Universal also revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $9.7 million during the period. Second quarter 2021 results include a favorable legal settlement which resulted in a $5.7 million pre-tax gain recorded in other non-operating income.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $52.6 million, or 34.0%, to $207.3 million in the second quarter 2022 compared to $154.8 million in the previous year. Income from operations in the contract logistics segment increased $13.5 million, or 84.5%, to $29.4 million for the thirteen weeks ended July 2, 2022 compared to $15.9 million in the same period last year. In the second quarter of 2022, Universal managed 64 value-added programs compared to 60 in the prior year period. During the recently completed quarter, dedicated transportation load count decreased slightly by 0.1% to 155,899 from 156,119 in the second quarter 2021. Despite a decline in load count, dedicated transportation revenue grew as the result of new business wins, including a major shuttle operation and repricing existing customer contracts. Also included in dedicated transportation revenue for the second quarter 2022 were $11.0 million in separately identified fuel surcharges, compared to $5.2 million in the same period last year. As a percentage of revenue, operating margin in the contract logistics segment for the second quarter 2022 was 14.2% compared to 10.3% during the same period last year.

In the intermodal segment, operating revenues increased $50.3 million to $156.9 million in the second quarter 2022 compared to $106.6 million in the previous year. Intermodal revenues for the thirteen weeks ended July 2, 2022 included $25.2 million in separately identified fuel surcharges, compared to $11.7 million in the same period last year. During the second quarter 2022, Universal moved 145,916 intermodal loads compared to 169,441 in the second quarter 2021, a decrease of 13.9%, while its average operating revenue per load, excluding fuel surcharges increased 42.1% to $696 from $490. Intermodal segment revenues also include accessorial charges such as detention, demurrage and storage which totaled $33.6 million during the second quarter 2022, compared to $15.0 million one year earlier. Income from operations in the intermodal segment increased $15.2 million to $21.4 million for the thirteen weeks ended July 2, 2022 compared to $6.2 million in the second quarter 2021. As a percentage of revenue, operating margin in the intermodal segment for the second quarter 2022 was 13.6%, compared to 5.8% during the same period last year.

In the trucking segment, operating revenues increased $6.8 million to $106.5 million in the second quarter 2022 compared to $99.8 million in the prior year period. Included in trucking segment revenues for the second quarter 2022 were $9.9 million in separately identified fuel surcharges compared to $6.0 million during the second quarter 2021. Income from operations in the trucking segment increased $3.1 million to $9.6 million for the second quarter 2022 compared to $6.5 million in the same period last year. During the recently completed quarter, Universal’s average operating revenue per load, excluding fuel surcharges, increased 43.4% to $1,844 from $1,286 in the prior year period; however, this increase was partially offset by a 30.0% decrease in load volumes. During the second quarter 2022, Universal moved 52,986 loads compared to 75,645 during the same period last year. As a percentage of revenue, operating margin in the trucking segment for the second quarter 2022 was 9.0%, compared to 6.5% during the same period last year. Included in the trucking segment’s second quarter 2022 operating results was a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the period. This credit favorably impacted the trucking segment’s operating margin by 282 basis points.

In the company-managed brokerage segment, operating revenues decreased $5.3 million, or 8.8%, to $55.1 million in the thirteen weeks ending July 2, 2022 compared to $60.4 million in the thirteen weeks ending July 3, 2021. During the recently completed quarter, the average operating revenue per load, excluding fuel surcharges, increased 6.8% to $2,006 from $1,879 in the second quarter 2021; however, load volumes fell 26.8% to 22,701 from 31,006. As a percentage of revenue, operating margin for the company-managed brokerage segment was 7.5% for the second quarter 2022 compared to 4.0% in the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the second quarter 2022 increased $29.2 million, or 14.7%, to $227.2 million from $198.0 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers.  The increases or decreases are generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and to a lesser extent, dedicated services, which uses a higher mix of company-drivers compared to owner-operators. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an overall increase in transportation-related services. Second quarter 2022 transportation-related service revenues increased 25.4% compared to the second quarter of 2021. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 43.1% compared to 46.8% during the same period last year was due to a decrease in the mix of brokerage services revenue, where the cost of transportation is typically higher than our other transportation businesses. As a percentage of total revenues, brokerage services revenue decreased to 19.3% for 2021 compared to 24.3% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for the thirteen weeks ended July 2, 2022 increased by $16.3 million, or 14.7%, to $127.3 million compared to $111.0 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation. The increase was due to the launch of new business wins and improved volumes experienced at our contract logistics operations during the current quarter. As a percentage of operating revenues, personnel and related benefits decreased to 24.2% for the thirteen weeks ended July 2, 2022, compared to 26.3% for the thirteen weeks ended July 3, 2021. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $13.3 million, or 40.7%, to $46.0 million for the thirteen weeks ended July 2, 2022 compared to $32.7 million for the thirteen weeks ended July 3, 2021. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements driving the change were increases of $8.2 million in fuel expense on company tractors, $3.1 million in vehicle and other maintenance, and $2.7 million in bad debt expense. These increases were partially offset by a $1.4 million decrease in professional fees.

Commission expense. Commission expense for the second quarter 2022 increased by $2.2 million, or 25.5%, to $10.8 million from $8.6 million for the second quarter 2021. Commission expense increased due to increased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense was unchanged at 2.0%.

Occupancy expense. Occupancy expenses increased by $0.6 million, or 6.5%, to $10.0 million for the thirteen weeks ended July 2, 2022. This compares to $9.4 million for the thirteen weeks ended July 3, 2021. The increase was primarily attributable to an increase in building rents.

General and administrative. General and administrative expense for the thirteen weeks ended July 2, 2022 increased by $1.8 million to $11.5 million from $9.7 million in the thirteen weeks ended July 3, 2021. The increase was primarily attributable to an increase in salaries, wages, and benefits. As a percentage of operating revenues, general and administrative expense was 2.2% for the second quarter 2022 compared to 2.3% for the second quarter 2021.

Insurance and claims. Insurance and claims expense for the second quarter 2022 decreased by $3.1 million to $2.6 million from $5.7 million in the second quarter 2021. As a percentage of operating revenues, insurance and claims decreased to 0.5% for the thirteen weeks ending July 2, 2022 compared to 1.4% for the second quarter 2021. The decrease was attributable to a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the period.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended July 2, 2022 increased by $10.7 million, or 65.6%, to $27.1 million from $16.3 million for 2021. Depreciation expense increased $10.7 million and amortization expense was unchanged. During the second quarter of 2022, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $9.7 million during the period.

Interest expense, net. Net interest expense was $3.9 million for the thirteen weeks ended July 2, 2022 compared to $2.9 million for the thirteen weeks ended July 3, 2021. The increase in net interest expense reflects an increase in interest rates on our outstanding borrowings. As of July 3, 2022, our outstanding borrowings totaled $417.3 million compared to $433.5 million at the same time last year.

Other non-operating income (expense). Other non-operating expense was $0.8 million for the second quarter 2022 compared to other non-operating income of $6.1 million in the prior year. Other non-operating expense for the second quarter 2022 includes a $0.9 million pre-tax holding loss on marketable securities due to changes in fair value recognized in income compared to a $0.4 million gain in the second quarter 2021. Other non-operating income for the second quarter of 2021 includes a $5.7 million pre-tax gain from a favorable legal settlement.

Income tax expense. Income tax expense for the second quarter 2022 was $15.2 million, compared to $8.9 million for the second quarter 2021, based on an effective tax rate of 25.4% and 25.7% respectively. The increase in income taxes in 2022 is the result of an increase in taxable income for the thirteen weeks ended July 2, 2022 compared to the thirteen weeks ended July 3, 2021.

Twenty-six Weeks Ended July 2, 2022 Compared to Twenty-six Weeks Ended July 3, 2021

Operating revenues. Operating revenues for the twenty-six weeks ended July 2, 2022 increased $213.0 million, or 25.4%, to $1,051.0 million from $838.0 million for the twenty-six weeks ended July 3, 2021. Included in operating revenues are separately-identified fuel surcharges of $80.7 million for the twenty-six weeks ended July 2, 2022 compared to $43.1 million for the twenty-six weeks ended July 3, 2021. Consolidated income from operations increased $60.0 million, or 96.1%, to $122.5 million for the first half 2022 compared to $62.5 million during the same period last year. First half 2022 results include a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the period as well as $9.7 million in additional depreciation expense due to the revision of the useful life and salvage value of certain equipment. First half 2021 results include a favorable legal settlement which resulted in a $5.7 million pre-tax gain.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $99.3 million, or 32.1%, to $408.9 million in the first half 2022 compared to $309.7 million in the previous year. Income from operations in the contract logistics segment increased $20.1 million, or 61.4%, to $52.9 million for the twenty-six weeks ended July 2, 2022 compared to $32.8 million in the same period last year. In the first half of 2022, Universal managed 64 value-added programs compared to 60 in the prior year period. During the first half of 2022, dedicated transportation load count increased 0.5% to 314,118 from 312,494 in the first half 2021. Dedicated transportation also grew as the result of new business wins, including a major shuttle operation, as well as repricing existing customer contracts. Also included in dedicated transportation revenue for the first half 2022 were $19.8 million in separately identified fuel surcharges, compared to $10.1 million in the same period last year. As a percentage of revenue, operating margin in the contract logistics segment for the first half 2022 was 12.9% compared to 10.6% during the same period last year.

In the intermodal segment, operating revenues increased $104.2 million to $314.5 million in the first half 2022 compared to $210.3 million in the previous year. Intermodal revenues for the twenty-six weeks ended July 2, 2022 included $43.5 million in separately identified fuel surcharges, compared to $21.9 million in the same period last year. During the first half 2022, Universal moved 300,123 intermodal loads compared to 348,924 in the first half 2021, a decrease of 14.0%, while its average operating revenue per load, excluding fuel surcharges increased 44.2% to $697 from $483. Intermodal segment revenues also include accessorial charges such as detention, demurrage and storage which totaled $69.8 million during the first half 2022, compared to $26.0 million one year earlier. Income from operations in the intermodal segment increased $29.7 million to $44.4 million for the twenty-six weeks ended July 2, 2022 compared to $14.6 million in the first half 2021. As a percentage of revenue, operating margin in the intermodal segment for the first half 2022 was 14.1%, compared to 7.0% during the same period last year.

In the trucking segment, operating revenues increased $9.4 million to $204.0 million in the first half 2022 compared to $194.7 million in the prior year period. Included in trucking segment revenues for the first half 2022 were $17.5 million in separately identified fuel surcharges compared to $11.1 million during the first half 2021. Income from operations in the trucking segment increased $5.4 million to $17.0 million for the first half 2022 compared to $11.7 million in the same period last year. During the first half of 2022, Universal’s average operating revenue per load, excluding fuel surcharges, increased 42.5% to $1,804 from $1,266 in the prior year period; however, this increase was partially offset by a 30.0% decrease in load volumes. During the first half 2022, Universal moved 103,846 loads compared to 148,389 during the same period last year. As a percentage of revenue, operating margin in the trucking segment for the first half 2022 was 8.3%, compared to 6.0% during the same period last year. Included in the trucking segment’s first half 2022 operating results was a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the period. This credit favorably impacted the trucking segment’s operating margin by 147 basis points.

In the company-managed brokerage segment, operating revenues decreased $1.2 million, or 1.0%, to $120.3 million in the twenty-six weeks ending July 2, 2022 compared to $121.5 million in the twenty-six weeks ending July 3, 2021. During the first half of 2022, the average operating revenue per load, excluding fuel surcharges, increased 16.0% to $2,094 from $1,806 in the first half 2021; however, load volumes fell 26.0% to 47,311 from 63,891. As a percentage of revenue, operating margin for the company-managed brokerage segment was 6.7% for the first half 2022 compared to 2.4% in the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the first half 2022 increased $72.0 million, or 18.6%, to $459.3 million from $387.4 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers.  The increases or decreases are generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and to a lesser extent, dedicated services, which uses a higher mix of company-drivers compared to owner-operators. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an overall increase in transportation-related services. First half 2022 transportation-related service revenues increased 27.2%

compared to the first half of 2021. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 43.7% compared to 46.2% during the same period last year due to a decrease in the mix of brokerage services revenue, where the cost of transportation is typically higher than our other transportation businesses. As a percentage of total revenues, brokerage services revenue decreased to 19.9% for 2021 compared to 23.8% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for the twenty-six weeks ended July 2, 2022 increased by $45.5 million, or 20.8%, to $264.0 million compared to $218.6 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation. The increase was due to the launch of new business wins and robust volumes experienced at our contract logistics operations during the first half of 2022. As a percentage of operating revenues, personnel and related benefits decreased to 25.1% for the twenty-six weeks ended July 2, 2022, compared to 26.1% for the twenty-six weeks ended July 3, 2021. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $18.3 million, or 26.3%, to $88.2 million for the twenty-six weeks ended July 2, 2022 compared to $69.8 million for the twenty-six weeks ended July 3, 2021. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements driving the change were increases of $16.0 million in fuel expense on company tractors, $3.0 million in vehicle and other maintenance, $2.9 million in bad debt expense, and $1.3 million in professional fees. These increases were partially offset by decreases of $1.9 million in operating supplies and material costs in operations supporting heavy truck programs and $2.0 million in additional gains on sales of property, plant and equipment compared to the same period last year.

Commission expense. Commission expense for the first half 2022 increased by $4.9 million, or 30.7%, to $20.8 million from $15.9 million for the first half 2021. Commission expense increased due to increased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense increased to 2.0% for the first half of 2022, compared to 1.9% in the same period last year.

Occupancy expense. Occupancy expenses increased by $2.6 million, or 15.0%, to $20.2 million for the twenty-six weeks ended July 2, 2022. This compares to $17.6 million for the twenty-six weeks ended July 3, 2021. The increase was primarily attributable to an increase in building rents.

General and administrative. General and administrative expense for the twenty-six weeks ended July 2, 2022 increased by $2.7 million to $21.6 million from $18.9 million in the twenty-six weeks ended July 3, 2021. The increase was primarily attributable to an increase in salaries, wages, and benefits. As a percentage of operating revenues, general and administrative expense was 2.1% for the first half 2022 compared to 2.3% for the first half 2021.

Insurance and claims. Insurance and claims expense for the first half 2022 decreased by $0.9 million to $11.2 million from $12.1 million in the first half 2021. As a percentage of operating revenues, insurance and claims decreased to 1.1% for the twenty-six weeks ending July 2, 2022 compared to 1.4% for the first half 2021. The decrease was attributable to a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the period as well as a $1.5 million decrease in auto liability insurance premiums. The decrease was partially offset by a $3.2 million increase in cargo and service failure claims.

Depreciation and amortization. Depreciation and amortization expense for the twenty-six weeks ended July 2, 2022 increased by $7.9 million, or 22.2%, to $43.3 million from $35.4 million for 2021. Depreciation expense increased $7.7 million and amortization expense increased $0.1 million. During the first half of 2022, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $9.7 million during the period.

Interest expense, net. Net interest expense was $6.4 million for the twenty-six weeks ended July 2, 2022 compared to $6.1 million for the twenty-six weeks ended July 3, 2021. The increase in net interest expense reflects an increase in interest rates on our outstanding borrowings. As of July 3, 2022, our outstanding borrowings totaled $417.3 million compared to $433.5 million at the same time last year.

Other non-operating income (expense). Other non-operating income was $0.1 million for the first half 2022 compared to $7.1 million in the prior year. Other non-operating income for the first half 2022 includes a $0.1 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income. Other non-operating income for the first half of 2021 includes a $5.7 million pre-tax gain from a favorable legal settlement and a $1.4 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income.

Income tax expense. Income tax expense for the first half 2022 was $29.6 million, compared to $16.2 million for the first half 2021, based on an effective tax rate of 25.4% and 25.5% respectively. The increase in income taxes in 2022 is the result of an increase in taxable income for the twenty-six weeks ended July 2, 2022 compared to the twenty-six weeks ended July 3, 2021.

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

During the twenty-six weeks ended July 2, 2022, our capital expenditures totaled $37.5 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2022, exclusive of any acquisitions of businesses and strategic real estate purchases, we expect our capital expenditures to be in the range of 8% to 10% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, for a new administrative office complex to support our growth, and for improvements to our existing terminal yards and container facilities. Due to widespread shortages, production backlogs, and limited availability of transportation equipment during 2021, our 2022 expenditures are projected to be somewhat higher than the customary range of 4% to 5% of our operating revenues. As equipment manufacturers identify and implement solutions enabling them to overcome supply-side constraints, we would expect to return to a normalized level of capital expenditures in future periods.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After taking into account the regular quarterly dividends made during the year, our Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of directors did not declare a special dividend in the first quarter of 2021.  On July 28, 2022, our Board of Directors did declare the regular quarterly cash dividend of $0.105 per share of common stock payable October 3, 2022 to shareholders of record at the close of business September 5, 2022. During the year ended December 31, 2021, we paid a total of $0.42 per common share, or $11.3 million.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

On May 13, 2022, the Company commenced a “Dutch auction” tender offer to repurchase up to 100,000 shares of the Company’s outstanding common stock at a price of not greater than $28.00 nor less than $25.00 per share. Following expiration of the tender offer on June 15, 2022, we accepted 164,189 shares, including 64,189 oversubscribed shares tendered, of our common stock for purchase at $28.00 per share, for a total purchase price of approximately $4.6 million, excluding fees and expenses related to the offer. We paid for the accepted shares with available cash and funds borrowed under our existing line of credit.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our revolving credit facility (the “Revolving Credit Facility”) provides for a $200 million revolver at a variable rate of interest based on LIBOR or a base rate and matures on November 26, 2023. The Revolving Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Revolving Credit Facility includes an accordion feature which allows us to increase availability by up to $100 million upon our request.  At July 2, 2022, we were in compliance with all its covenants, and $49.5 million was available for borrowing.

A wholly owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 5.13%.

Certain wholly owned subsidiaries entered into a $165.4 million term loan facility to repay outstanding balances under a then-existing term loan and certain other real estate notes (the “Real Estate Facility”). The Real Estate Facility matures on April 29, 2032 and is secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The Real Estate Facility includes customary affirmative and negative covenants, and principal and interest is payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At July 2, 2022, we were in compliance with all covenants under the facility.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at LIBOR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of July 2, 2022, and the maximum available borrowings were $4.6 million.

Discussion of Cash Flows

At July 2, 2022, we had cash and cash equivalents of $14.7 million compared to $13.9 million at December 31, 2021.  Operating activities provided $69.3 million in net cash, and we used $32.1 million in financing activities and $35.5 million in investing activities.

The $69.3 million in net cash provided by operations was primarily attributed to $86.7 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gain on marketable equity securities, gains on equipment sales, amortization and write-off of debt issuance costs, stock-based compensation, and provisions for doubtful accounts totaling $61.4 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $78.8 million. The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, increases in trade and other accounts receivable and in prepaid expenses and other assets, and decreases in accruals for insurance and claims other long-term liabilities. These were partially offset by increases in trade accounts payable, accrued expenses and other current liabilities, and income taxes payable. Affiliate transactions decreased net cash provided by operating activities by $4.2 million.  The decrease in net cash resulted from a decrease in accounts payable to affiliates of $3.6 million and a decrease in accounts receivable from affiliates of $0.6 million.

The $32.1 million in net cash used in investing activities consisted of $37.5 million in capital expenditures and $0.1 million in marketable securities purchases.  These uses were partially offset by $5.6 million in proceeds from the sale of equipment.

We used $35.5 million in financing activities during the twenty-six weeks ended July 2, 2022. During the period we paid cash dividends of $8.4 million, $14.3 million for purchases of common stock and $1.7 million in capitalized financing costs.  We had outstanding borrowings totaling $417.3 million at July 2, 2022 compared to $428.4 million at December 31, 2021.  During the period we made net repayments on our revolving lines of credit totaling $12.8 million and term loan, and equipment and real estate note payments totaling $192.3 million.  We also borrowed $193.9 million during the period to repay outstanding balances under a then-existing term loan and certain other real estate notes, and for new equipment.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2021. There have been no changes in our accounting policies during the thirteen weeks ended July 2, 2022.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended July 2, 2022. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2022, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended July 2, 2022 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 14 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.

ITEM 1A: RISK FACTORS

Except as noted below, there have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2021.

A determination that independent contractors are employees could expose us to various liabilities and additional costs.

Federal and state legislators and other regulatory authorities, as well as independent contractors themselves, often seek to assert that independent contractors in the transportation services industry are employees rather than independent contractors. An example of such legislation enacted in California will now be enforceable against trucking companies following the U.S. Supreme Court’s recent decision not to hear an appeal in litigation challenging the legislation. Although no enforcement actions under the California legislation have been asserted against the Company, if the State of California seeks to re-classify our use of our independent contractors as employees, that result could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
April 3, 2022 - April 30, 2022	180,735		$18.91	180,735	562,004
May 1, 2022 - May 28, 2022	48,753		21.28	48,753	513,251
May 29, 2022 - July 2, 2022	164,189	(2)	28.00	-	513,251
Total	393,677		$22.99	229,488	513,251

(1) On July 29, 2021, the Company announced that it had been authorized to purchase up to 1,000,000 shares of its common stock from time to time in the open market. As of July 2, 2022, 513,251 shares remain available under this authorization. No specific expiration date has been assigned to the authorization.

(2) On May 13, 2022, the Company’s announced that its Board of Directors authorized the repurchase of up to 100,000 shares of common stock through a “Dutch auction” tender offer at a price of not greater than $28.00 nor less than $25.00 per share. Following expiration of the tender offer on June 15, 2022, we accepted 164,189 shares, including 64,189 oversubscribed shares tendered, of our common stock for purchase at $28.00 per share, for a total purchase price of approximately $4.6 million, excluding fees and expenses related to the offer. We paid for the accepted shares with available cash and funds borrowed under our existing line of credit.

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: August 11, 2022	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: August 11, 2022	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer