Form 10-Q
period 2022-10-01
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2022-11-10
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November 7, 2022, was 26,277,549.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	October 1, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$14,646	$13,932
Marketable securities	8,557	8,031
Accounts receivable – net of allowance for doubtful accounts of $13,426 and $7,841, respectively	384,075	341,398
Other receivables	21,718	26,318
Prepaid expenses and other	29,435	30,209
Due from affiliates	789	807
Total current assets	459,220	420,695
Property and equipment – net of accumulated depreciation of $358,511 and $333,833, respectively	377,191	345,583
Operating lease right-of-use asset	104,439	105,859
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $118,136 and $107,461, respectively	77,673	88,349
Deferred income taxes	2,060	2,060
Other assets	7,866	4,215
Total assets	$1,199,179	$1,137,491
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$107,539	$117,837
Current portion of long-term debt	62,472	61,160
Current portion of operating lease liabilities	28,251	24,566
Accrued expenses and other current liabilities	41,897	43,627
Insurance and claims	31,055	43,357
Due to affiliates	22,723	17,839
Income taxes payable	11,466	4,323
Total current liabilities	305,403	312,709
Long-term liabilities:
Long-term debt, net of current portion	326,698	366,188
Operating lease liabilities, net of current portion	82,036	85,984
Deferred income taxes	61,250	61,250
Other long-term liabilities	8,783	9,150
Total long-term liabilities	478,767	522,572
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,996,205 and 30,986,702 shares issued; 26,278,020 and 26,919,455 shares outstanding, respectively	30,996	30,988
Paid-in capital	4,803	4,639
Treasury stock, at cost; 4,718,185 and 4,067,247 shares, respectively	(96,690)	(82,385)
Retained earnings	482,903	356,071
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $778 and $(60), respectively	2,292	(178)
Foreign currency translation adjustments	(9,295)	(6,925)
Total shareholders’ equity	415,009	302,210
Total liabilities and shareholders’ equity	$1,199,179	$1,137,491

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating revenues:
Truckload services	$58,107	$65,458	$176,651	$184,040
Brokerage services	83,687	102,229	292,789	301,680
Intermodal services	154,391	121,018	468,869	331,336
Dedicated services	86,613	51,742	241,551	150,099
Value-added services	122,894	105,147	376,875	316,453
Total operating revenues	505,692	445,594	1,556,735	1,283,608
Operating expenses:
Purchased transportation and equipment rent	208,870	212,910	668,216	600,273
Direct personnel and related benefits	127,721	118,371	391,723	336,923
Operating supplies and expenses	44,734	43,811	132,886	113,616
Commission expense	10,632	9,086	31,412	24,980
Occupancy expense	10,150	9,336	30,345	26,905
General and administrative	13,021	10,998	34,625	29,866
Insurance and claims	5,745	7,912	16,925	19,982
Depreciation and amortization	15,048	16,456	58,333	51,880
Total operating expenses	435,921	428,880	1,364,465	1,204,425
Income from operations	69,771	16,714	192,270	79,183
Interest income	10	8	16	41
Interest expense	(4,500)	(3,008)	(10,858)	(9,130)
Other non-operating income (expense)	(454)	(112)	(324)	6,973
Income before income taxes	64,827	13,602	181,104	77,067
Income tax expense	16,347	3,329	45,917	19,534
Net income	$48,480	$10,273	$135,187	$57,533
Earnings per common share:
Basic	$1.84	$0.38	$5.10	$2.14
Diluted	$1.84	$0.38	$5.09	$2.14
Weighted average number of common shares outstanding:
Basic	26,278	26,919	26,533	26,918
Diluted	26,309	26,928	26,551	26,932
Dividends declared per common share	$0.105	$0.105	$0.315	$0.315

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net Income	$48,480	$10,273	$135,187	$57,533
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $972, $17, $838 and $52, respectively	2,859	37	2,470	200
Foreign currency translation adjustments	(548)	(1,573)	(2,370)	(1,172)
Total other comprehensive income (loss)	2,311	(1,536)	100	(972)
Total comprehensive income	$50,791	$8,737	$135,287	$56,561

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$135,187	$57,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,333	51,880
Noncash lease expense	21,898	19,557
Loss (gain) on marketable equity securities	399	(1,274)
Gain on disposal of property and equipment	(4,237)	(1,006)
Amortization of debt issuance costs	356	360
Write-off of debt issuance costs	583	—
Stock-based compensation	172	162
Provision for doubtful accounts	7,740	4,610
Deferred income taxes	(838)	(49)
Change in assets and liabilities:
Trade and other accounts receivable	(47,098)	(74,031)
Prepaid expenses and other assets	192	(723)
Principal reduction in operating lease liabilities	(20,543)	(18,480)
Accounts payable, accrued expenses and other current liabilities, insurance and claims, and income taxes payable	(12,183)	16,131
Due to/from affiliates, net	4,903	(1,840)
Other long-term liabilities	(367)	918
Net cash provided by operating activities	144,497	53,748
Cash flows from investing activities:
Capital expenditures	(85,810)	(26,235)
Proceeds from the sale of property and equipment	10,366	5,116
Purchases of marketable securities	(925)	(114)
Proceeds from sale of marketable securities	—	117
Net cash used in investing activities	(76,369)	(21,116)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	398,552	303,078
Repayments of debt - revolving debt	(546,431)	(282,220)
Proceeds from borrowing - term debt	318,714	8,302
Repayments of debt - term debt	(205,535)	(46,051)
Dividends paid	(11,181)	(11,305)
Capitalized financing costs	(4,417)	—
Purchases of treasury stock	(14,305)	—
Net cash used in financing activities	(64,603)	(28,196)
Effect of exchange rate changes on cash and cash equivalents	(2,811)	(189)
Net increase in cash	714	4,247
Cash and cash equivalents – beginning of period	13,932	8,763
Cash and cash equivalents – end of period	$14,646	$13,010
Supplemental cash flow information:
Cash paid for interest	$9,399	$8,810
Cash paid for income taxes	$39,593	$29,423

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2020	$30,981	$4,484	$(82,385)	$293,643	$(7,150)	$239,573
Net income	—	—	—	21,656	—	21,656
Comprehensive income (loss)	—	—	—	—	1,200	1,200
Dividends ($0.105 per share)	—	—	—	(2,826)	—	(2,826)
Stock based compensation	7	155	—	—	—	162
Balances - April 3, 2021	30,988	4,639	(82,385)	312,473	(5,950)	259,765
Net income	—	—	—	25,604	—	25,604
Comprehensive income (loss)	—	—	—	—	(636)	(636)
Dividends ($0.105 per share)	—	—	—	(2,825)	—	(2,825)
Balances - July 3, 2021	30,988	4,639	(82,385)	335,252	(6,586)	281,908
Net income	—	—	—	10,273	—	10,273
Comprehensive income (loss)	—	—	—	—	(1,536)	(1,536)
Dividends ($0.105 per share)	—	—	—	(2,826)	—	(2,826)
Balances – October 2, 2021	$30,988	$4,639	$(82,385)	$342,699	$(8,122)	$287,819

Balances – December 31, 2021	$30,988	$4,639	$(82,385)	$356,071	$(7,103)	$302,210
Net income	—	—	—	42,008	—	42,008
Comprehensive income (loss)	—	—	—	—	(2,593)	(2,593)
Purchases of treasury stock	—	—	(5,254)	—	—	(5,254)
Dividends ($0.105 per share)	—	—	—	(2,819)	—	(2,819)
Stock based compensation	7	155	—	—	—	162
Balances - April 2, 2022	30,995	4,794	(87,639)	395,260	(9,696)	333,714
Net income	—	—	—	44,699	—	44,699
Comprehensive income (loss)	—	—	—	—	382	382
Purchases of treasury stock	—	—	(9,051)	—	—	(9,051)
Dividends ($0.105 per share)	—	—	—	(2,777)	—	(2,777)
Balances - July 2, 2022	30,995	4,794	(96,690)	437,182	(9,314)	366,967
Net income	—	—	—	48,480	—	48,480
Comprehensive income (loss)	—	—	—	—	2,311	2,311
Dividends ($0.105 per share)	—	—	—	(2,759)	—	(2,759)
Stock based compensation	1	9	—	—	—	10
Balances – October 1, 2022	$30,996	$4,803	$(96,690)	$482,903	$(7,003)	$415,009

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In June 2022, the Company made a change in an accounting estimate to revise the estimated useful life and salvage values of certain equipment. The change resulted in additional depreciation expense of $9.7 million recorded during the quarter ended July 2, 2022 ($7.2 million net of tax, or $0.27 per basic and diluted share).

Impact of COVID-19 and Current Economic Conditions

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

Additionally, inflationary pressures can have a negative impact on our operating costs. Prolonged periods of inflation could cause interest rates, equipment, maintenance, labor and other operating costs to continue to increase. If the Company is unable to offset rising costs through corresponding customer rate increases, inflation-driven cost increases could adversely affect our results of operations.
(2)	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The new standard will become effective for us beginning with the first quarter 2023. The Company is evaluating the new guidance but does not expect it to have a material impact on our consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)	Revenue Recognition

Universal is a holding company that owns subsidiaries engaged in providing customized transportation and logistics services. For financial reporting, we broadly group the services provided by our consolidated subsidiaries into the following categories: truckload, brokerage, intermodal, dedicated and value-added. We disaggregate these categories and report our service lines separately on the Consolidated Statements of Income.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	October 1, 2022	December 31, 2021
Prepaid expenses and other - contract assets	$1,546	$2,023

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

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	October 1, 2022	December 31, 2021
Fair value	$8,557	$8,031
Cost basis	7,351	6,426
Unrealized gain	$1,206	$1,605

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	October 1, 2022	December 31, 2021
Gross unrealized gains	$2,370	$2,574
Gross unrealized losses	(1,164)	(969)
Net unrealized gains	$1,206	$1,605

The following table shows the Company’s net realized gains (losses) on marketable equity securities (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Realized gain
Sale proceeds	$—	$—	$—	$117
Cost basis of securities sold	—	—	—	92
Realized gain	$—	$—	$—	$25

Realized gain, net of taxes	$—	$—	$—	$19

The Company did not sell marketable equity securities during the thirteen-week or thirty-nine week periods ended October 1, 2022, or in the thirteen-week period ended October 2, 2021.

During the thirteen-week and thirty-nine week periods ended October 1, 2022, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $(491,000) and $(399,000), respectively, which was reported in other non-operating income (expense) for the period.

During the thirteen-week and thirty-nine week periods ended October 2, 2021, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $(110,000) and $1,249,000, respectively, which was reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	October 1, 2022	December 31, 2021

Accrued payroll	$19,119	$13,645
Accrued payroll taxes	2,287	7,132
Driver escrow liabilities	3,945	3,754
Legal settlements and claims	6,350	9,350
Commissions, other taxes and other	10,196	9,746
Total	$41,897	$43,627

(6)	Debt

Debt is comprised of the following (in thousands):

	Interest Rates at October 1, 2022	October 1, 2022	December 31, 2021
Outstanding Debt:
Revolving Credit Facility (1) (2)	4.63%	$15,378	$163,257
UACL Credit Agreement (2)
Term Loan	4.88%	80,000	—
Revolver	4.88%	—	—
Equipment Financing (3)	2.25% to 6.33%	138,525	103,298
Real Estate Facility (4)	5.15%	159,839	—
Margin Facility (5)	4.13%	—	—
Debt paid upon refinancing:
Term Loan (1) (4)	NA	—	120,000
Real Estate Notes (4)	NA	—	41,887
Unamortized debt issuance costs		(4,572)	(1,094)
		389,170	427,348
Less current portion of long-term debt		62,472	61,160
Total long-term debt, net of current portion		$326,698	$366,188

(1) On September 30, 2022, we amended our Revolving Credit Facility by increasing the revolving credit commitment to up to $400 million. Borrowings under the Revolving Credit Facility may now be made until and mature on September 30, 2027, and bear interest at index-adjusted SOFR or a base rate plus an applicable margin for each based on the Company’s leverage ratio. The term loan proceeds were advanced on November 27, 2018, and the Company repaid in full its then outstanding balance on the term loan on April 29, 2022. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers.  The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At October 1, 2022, we were in compliance with all covenants under the facility, and $384.6 million was available for borrowing on the revolver.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)	Debt – continued

(2) Our UACL Credit and Security Agreement (the “UACL Credit Agreement”) provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver.  Term loan proceeds were advanced on September 30, 2022 and used to repay existing indebtedness under the Revolving Credit Facility.  The term loan matures on September 30, 2027 and will be repaid in consecutive quarterly installments, as defined in the UACL Credit Agreement, commencing December 31, 2022. The remaining term loan balance is due at maturity.  Borrowings under the revolving credit facility may be made until and mature on September 30, 2027. Borrowings under the UACL Credit Agreement bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin for each based on the borrower’s leverage ratio. The UACL Credit Agreement is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The UACL Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At October 1, 2022, we were in compliance with all covenants under the facility, and $10.0 million was available for borrowing on the revolver.

(3) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 6.33%.

(4) Our Real Estate Facility provides for a $165.4 million term loan, the full amount of which was advanced on April 29, 2022. The Company used the facility’s proceeds to repay the outstanding balances under the term loan portion of the Revolving Credit Facility and certain other Real Estate Financing obligations. The facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At October 1, 2022, we were in compliance with all covenants under the facility.

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At October 1, 2022, the maximum available borrowings under the line of credit were $5.0 million.

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt.  Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $95.8 million.  At October 1, 2022, the fair value of the swap agreement was an asset of $3.1 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 7 for additional information pertaining to interest rate swaps.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	October 1, 2022
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$25	$—	$—	$25
Marketable securities	8,557	—	—	8,557
Interest rate swap	—	3,071	—	3,071
Total	$8,582	$3,071	$—	$11,653

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$10	$—	$—	$10
Marketable securities	8,031	—	—	8,031
Total	$8,041	$—	$—	$8,041

Liabilities
Interest rate swaps	$—	$238	$—	$238
Total	$—	$238	$—	$238

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•	Cash equivalents – This category consists of money market funds which are listed as Level 1 assets and measured at fair value based on quoted prices for identical instruments in active markets.
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

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at October 1, 2022 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$138,525	$133,936

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

As of October 1, 2022, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of October 1, 2022, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the thirteen weeks and thirty-nine weeks ended October 1, 2022 and October 2, 2021 (in thousands):

	Thirteen Weeks Ended October 1, 2022
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,391	$6,399	$8,790
Short-term lease cost	630	1,582	2,212
Variable lease cost	215	734	949
Sublease income	—	—	—
Total lease cost	$3,236	$8,715	$11,951

	Thirteen weeks ended October 2, 2021
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,431	$5,672	$8,103
Short-term lease cost	15	2,497	2,512
Variable lease cost	220	609	829
Sublease income	—	(224)	(224)
Total lease cost	$2,666	$8,554	$11,220

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)Leases – continued

	Thirty-nine Weeks Ended October 1, 2022
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$7,114	$18,891	$26,005
Short-term lease cost	1,907	8,017	9,924
Variable lease cost	630	2,425	3,055
Sublease income	—	(113)	(113)
Total lease cost	$9,651	$29,220	$38,871

	Thirty-nine Weeks Ended October 2, 2021
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$7,472	$17,314	$24,786
Short-term lease cost	42	6,493	6,535
Variable lease cost	640	1,997	2,637
Sublease income	—	(1,248)	(1,248)
Total lease cost	$8,154	$24,556	$32,710

The following table summarizes other lease related information as of and for the thirty-nine week periods ended October 1, 2022 and October 2, 2021 (in thousands):

	October 1, 2022
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$6,890	$17,626	$24,516
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,074	$20,677	$21,751
Right-of-use assets change due to lease termination	$—	$(1,370)	$(1,370)
Weighted-average remaining lease term (in years)	5.0	4.0	4.3
Weighted-average discount rate	6.7%	4.7%	5.4%

	October 2, 2021
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$7,173	$16,741	$23,914
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,235	$24,655	$34,890
Right-of-use asset change due to lease termination	$—	$(875)	$(875)
Future right-of-use asset change due to lease signed with a future commencement date	$—	$10,926	$10,926
Weighted-average remaining lease term (in years)	5.8	4.6	5.0
Weighted-average discount rate	6.5%	5.1%	5.6%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)Leases – continued

Future minimum lease payments under these operating leases as of October 1, 2022, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2022 (remaining)	$2,299	$6,333	$8,632
2023	8,741	23,335	32,076
2024	8,541	19,336	27,877
2025	6,934	16,431	23,365
2026	4,364	14,112	18,476
Thereafter	9,039	5,666	14,705
Total required lease payments	$39,918	$85,213	$125,131
Less amounts representing interest			(14,844)
Present value of lease liabilities			$110,287

(9)	Transactions with Affiliates

In the ordinary course of business, affiliated companies that are owned or controlled by our controlling shareholder, Matthew T. Moroun, provide us with certain supplementary administrative support services, including legal, human resources, tax, and IT infrastructure services. Universal’s audit committee reviews and approves related party transactions with affiliates that involve Universal or its consolidated subsidiaries. The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from companies owned or controlled by our controlling shareholder. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and thirty-nine weeks ended October 1, 2022 and October 2, 2021, respectively (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Insurance	$21,532	$9,674	$56,363	$32,977
Real estate rent and related costs	3,035	2,541	9,114	8,811
Administrative support services	2,220	1,114	4,514	3,112
Truck fuel, maintenance and other operating costs	2,390	270	5,470	681
Contracted transportation services	269	11	958	30
Total	$29,446	$13,610	$76,419	$45,611

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

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling shareholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At October 1, 2022 and December 31, 2021, there were $15.5 million and $20.4 million, respectively, included in each of these accounts for insured claims.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Transactions with Affiliates - continued

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At October 1, 2022 and December 31, 2021, amounts due to affiliates were $22.7 million and $17.8 million, respectively.

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders.  Following is a schedule of services provided to affiliates for the thirteen weeks and thirty-nine weeks ended October 1, 2022 and October 2, 2021 (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Contracted transportation services	$59	$247	$662	$505
Facilities and related support	40	—	160	—
Total	$99	$247	$822	$505

At both October 1, 2022 and December 31, 2021, amounts due from affiliates was $0.8 million.

During the thirty-nine weeks ended October 1, 2022, we purchased used tractors from an affiliate totaling $1.2 million.  There were no such purchases made during the thirty-nine weeks ended October 2, 2021.

In June 2022, we executed a real estate contract with an affiliate to acquire a multi-building, office complex located in Warren, Michigan for $8.3 million. The purchase price was established by an independent, third-party appraisal. The Company made an initial deposit of $200,000, and the balance of the purchase price is due at closing, which is expected to occur in the fourth quarter of 2022.

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

 A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	81,105	$19.60
Granted	—	$-
Vested	(7,346)	$23.36
Forfeited	—	$-
Balance at October 1, 2022	73,759	$19.23

In each of the thirty-nine week periods ended October 1, 2022 and October 2, 2021, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million.  As of October 1, 2022, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the remaining vesting period.  As a result, the Company expects to recognize stock-based compensation expense of $0.2 million in 2023, $0.4 million in each 2024 and 2026, and $0.2 million in each 2027 and 2028.

(11)	Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method.  For the thirteen weeks and thirty-nine weeks ended October 1, 2022, there were 30,919 and 17,739 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and thirty-nine weeks ended October 2, 2021, 8,604 and 13,433 weighted average non-vested shares of restricted stock, respectively, were included in the denominator for the calculation of diluted earnings per share.

In each of the thirteen weeks and thirty-nine weeks ended October 2, 2021, we excluded 13,750 shares of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive. No such shares were excluded from the calculation of diluted earnings per share during the thirteen weeks or thirty-nine weeks ended October 1, 2022.

(12)	Dividends

On July 28, 2022, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on October 3, 2022 to shareholders of record at the close of business on September 5, 2022.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments for the thirteen week and thirty-nine week periods ended October 1, 2022 and October 2, 2021 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Contract logistics	$209,507	$156,889	$618,426	$466,552
Intermodal	154,391	121,018	468,869	331,336
Trucking	99,619	107,161	303,649	301,838
Company-managed brokerage	40,615	59,221	160,940	180,758
Other	1,560	1,305	4,851	3,124
Total operating revenues	$505,692	$445,594	$1,556,735	$1,283,608

	Eliminated Inter-segment Revenues
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Contract logistics	$955	$75	$4,174	$454
Intermodal	1,363	2,194	7,417	4,579
Trucking	34	2,650	150	8,849
Company-managed brokerage	562	508	2,397	1,488
Total eliminated inter-segment revenues	$2,914	$5,427	$14,138	$15,370

	Income from Operations
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Contract logistics	$35,400	$5,976	$88,300	$38,742
Intermodal	28,148	1,935	72,526	16,580
Trucking	4,791	6,830	21,821	18,503
Company-managed brokerage	1,079	1,770	9,097	4,656
Other	353	203	526	702
Total income from operations	$69,771	$16,714	$192,270	$79,183

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)	Commitments and Contingencies

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

At October 1, 2022, approximately 39% of our employees in the United States, Canada and Colombia, and 79% of our employees in Mexico were subject to collective bargaining agreements that are renegotiated periodically, less than 1% of which are subject to contracts that expire in 2022.
(15)	Subsequent Events

On October 27, 2022, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on December 5, 2022 and is expected to be paid on January 3, 2023.  Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Impact of COVID-19 and Current Economic Conditions

The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operating results, which could be material, will be determined by the length of time the pandemic continues, its severity, government regulations imposed in response to the pandemic, and to its general effect on the economy and transportation demand. Additionally, a prolonged period of inflationary pressures could cause interest rates, equipment, maintenance, labor and other operating costs to continue to increase. If the Company is unable to offset rising costs through corresponding customer rate increases, such increases could adversely affect our results of operations.

While operating cash flows may be negatively impacted by the pandemic and inflation-driven cost increases, the Company believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and loans and extensions of credit under our credit facilities and on margin against our marketable securities. Should the impact of the COVID-19 pandemic and/or inflation-driven cost increases last longer than anticipated, and/or our cash flow from operations decline more than expected, we may need to obtain additional financing. The Company’s ability to fund future operating expenses and capital expenditures, as well as its ability to meet future debt service obligations or refinance indebtedness will depend on future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and thirty-nine weeks ended October 1, 2022 and October 2, 2021, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating revenues:
Truckload services	11.5%	14.7%	11.3%	14.3%
Brokerage services	16.5	22.9	18.8	23.5
Intermodal services	30.5	27.2	30.1	25.8
Dedicated services	17.1	11.6	15.5	11.7
Value-added services	24.4	23.6	24.3	24.7
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and thirty-nine weeks ended October 1, 2022 and October 2, 2021, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	41.3	47.8	42.9	46.8
Direct personnel and related benefits	25.3	26.6	25.2	26.2
Operating supplies and expenses	8.8	9.8	8.5	8.9
Commission expense	2.1	2.0	2.0	1.9
Occupancy expense	2.0	2.1	1.9	2.1
General and administrative	2.6	2.5	2.2	2.3
Insurance and claims	1.1	1.8	1.1	1.6
Depreciation and amortization	3.0	3.7	3.7	4.0
Total operating expenses	86.2	96.2	87.6	93.8
Income from operations	13.8	3.8	12.4	6.2
Interest and other non-operating expense, net	(1.0)	(0.7)	(0.8)	(0.2)
Income before income taxes	12.8	3.1	11.6	6.0
Income tax expense	3.2	0.8	2.9	1.5
Net income	9.6%	2.3%	8.7%	4.5%

Thirteen Weeks Ended October 1, 2022 Compared to Thirteen Weeks Ended October 2, 2021

Operating revenues. Operating revenues for the thirteen weeks ended October 1, 2022 increased $60.1 million, or 13.5%, to $505.7 million from $445.6 million for the thirteen weeks ended October 2, 2021. Included in operating revenues are separately-identified fuel surcharges of $46.8 million for the thirteen weeks ended October 1, 2022 compared to $24.9 million for the thirteen weeks ended October 2, 2021. Consolidated income from operations increased $53.1 million, or 317.4%, to $69.8 million for the third quarter 2022 compared to $16.7 million during the same period last year. Results for the thirteen weeks ended October 2, 2021 include $5.8 million in litigation related charges and $7.1 million of losses incurred in connection with a recent contract logistics program launch.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $52.6 million, or 33.5%, to $209.5 million in the third quarter 2022 compared to $156.9 million in the previous year. Income from operations in the contract logistics segment increased $29.4 million, or 492.4%, to $35.4 million for the thirteen weeks ended October 1, 2022 compared to $6.0 million in the same period last year. In the third quarter of 2022, Universal managed 63 value-added programs compared to 61 in the prior year period. During the recently completed quarter, dedicated transportation load count increased 11.4% to 152,734 from 137,127 in the third quarter 2021. Also included in contract logistics revenue for the third quarter 2022 were $11.3 million in separately identified fuel surcharges, compared to $5.1 million in the same period last year. Third quarter 2021 contract logistics segment results included $7.1 million of losses incurred in connection with a previously announced program launch. As a percentage of revenue, operating margin in the contract logistics segment for the third quarter 2022 was 16.9% compared to 3.8% during the same period last year.

In the intermodal segment, operating revenues increased $33.4 million to $154.4 million in the third quarter 2022 compared to $121.0 million in the previous year. Intermodal revenues for the thirteen weeks ended October 1, 2022 included $26.4 million in separately identified fuel surcharges, compared to $13.2 million in the same period last year. During the third quarter 2022, Universal moved 135,800 intermodal loads compared to 159,428 in the third quarter 2021, a decrease of 14.8%, while its average operating revenue per load, excluding fuel surcharges increased 35.2% to $726 from $537. Intermodal segment revenues also include accessorial charges such as detention, demurrage and storage which totaled $31.3 million during the third quarter 2022, compared to $23.3 million one year earlier. Income from operations in the intermodal segment increased $26.2 million to $28.1 million for the thirteen weeks ended October 1, 2022 compared to $1.9 million in the third quarter 2021. Third quarter 2021 intermodal segment results included legal charges of $5.8 million. As a percentage of revenue, operating margin in the intermodal segment for the third quarter 2022 was 18.2%, compared to 1.6% during the same period last year.

In the trucking segment, operating revenues decreased $7.6 million to $99.6 million in the third quarter 2022 compared to $107.2 million in the prior year period. Included in trucking segment revenues for the third quarter 2022 were $9.1 million in separately identified fuel surcharges compared to $6.5 million during the third quarter 2021. Income from operations in the trucking segment decreased $2.0 million to $4.8 million for the third quarter 2022 compared to $6.8 million in the same period last year. During the recently completed quarter, Universal’s average operating revenue per load, excluding fuel surcharges, increased 26.6% to $1,794 from $1,417 in the prior year period; however, this increase was offset by a 30.2% decrease in load volumes as we rationalized underperforming operations in this segment. During the third quarter 2022, Universal moved 50,614 loads compared to 72,549 during the same period last year. As a percentage of revenue, operating margin in the trucking segment for the third quarter 2022 was 4.8%, compared to 6.4% during the same period last year.

In the company-managed brokerage segment, operating revenues decreased $18.6 million, or 31.4%, to $40.6 million in the thirteen weeks ending October 1, 2022 compared to $59.2 million in the thirteen weeks ending October 2, 2021. During the recently completed quarter, the average operating revenue per load, excluding fuel surcharges, decreased 8.2% to $1,659 from $1,808 in the third quarter 2021 and load volumes fell 31.0% to 21,141 from 30,619. As a percentage of revenue, operating margin for the company-managed brokerage segment was 2.7% for the third quarter 2022 compared to 3.0% in the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the third quarter 2022 decreased $4.0 million, or 1.9%, to $208.9 million from $212.9 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increases or decreases are generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and to a lesser extent, dedicated services, which uses a higher mix of company-drivers compared to owner-operators. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 41.3% compared to 47.8% during the same period last year. The decrease in purchased transportation and equipment rental costs was due to a decrease in brokerage services revenue, where the cost of transportation is typically higher than our other transportation businesses. As a percentage of total revenues, brokerage services revenues decreased to 16.5% in the third quarter of 2022 compared to 22.9% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for the thirteen weeks ended October 1, 2022 increased by $9.4 million, or 7.9%, to $127.7 million compared to $118.4 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation. The increase was due to the launch of new business wins and robust volumes experienced at our contract logistics operations during the current quarter. As a percentage of operating revenues, personnel and related benefits decreased to 25.3% for the thirteen weeks ended October 1, 2022, compared to 26.6% for the thirteen weeks ended October 2, 2021. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $0.9 million, or 2.1%, to $44.7 million for the thirteen weeks ended October 1, 2022 compared to $43.8 million for the thirteen weeks ended October 2, 2021. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements driving the change were increases of $4.8 million in fuel expense on company tractors and $1.5 million in vehicle and other maintenance. These increases were partially offset by a $5.7 million decrease in legal charges professional fees.

Commission expense. Commission expense for the third quarter 2022 increased by $1.5 million, or 17.0%, to $10.6 million from $9.1 million for the third quarter 2021. Commission expense increased due to increased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense increased to 2.1% compared to 2.0% in the third quarter 2021.

Occupancy expense. Occupancy expenses increased by $0.8 million, or 8.7%, to $10.2 million for the thirteen weeks ended October 1, 2022. This compares to $9.3 million for the thirteen weeks ended October 2, 2021. The increase was attributable to an increase in building rents and property taxes.

General and administrative. General and administrative expense for the thirteen weeks ended October 1, 2022 increased by $2.0 million to $13.0 million from $11.0 million in the thirteen weeks ended October 2, 2021. The increase was primarily attributable to an increase in salaries, wages, and benefits. As a percentage of operating revenues, general and administrative expense was 2.6% for the third quarter 2022 compared to 2.5% for the third quarter 2021.

Insurance and claims. Insurance and claims expense for the third quarter 2022 decreased by $2.2 million to $5.7 million from $7.9 million in the third quarter 2021. As a percentage of operating revenues, insurance and claims decreased to 1.1% for the thirteen weeks ending October 1, 2022 compared to 1.8% for the third quarter 2021. The decrease was attributable to a decrease in auto liability premiums and cargo and service failure claims.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended October 1, 2022 decreased by $1.4 million, or 8.6%, to $15.0 million from $16.5 million for 2021. Depreciation expense decreased $1.5 million and amortization expense increased $0.1 million.

Interest expense, net. Net interest expense was $4.5 million for the thirteen weeks ended October 1, 2022 compared to $3.0 million for the thirteen weeks ended October 2, 2021. The increase in net interest expense reflects an increase in interest rates on our outstanding borrowings. As of October 1, 2022, our outstanding borrowings totaled $393.7 million compared to $444.8 million at the same time last year.

Other non-operating income (expense). Other non-operating expense was $0.5 million for the third quarter 2022 compared to $0.1 million in the prior year. Other non-operating expense for the third quarter 2022 includes a $0.5 million pre-tax holding loss on marketable securities due to changes in fair value recognized in income compared to $0.1 million in the third quarter 2021.

Income tax expense. Income tax expense for the third quarter 2022 was $16.3 million, compared to $3.3 million for the third quarter 2021, based on an effective tax rate of 25.2% and 24.5% respectively. The increase in income taxes in 2022 is the result of an increase in taxable income for the thirteen weeks ended October 1, 2022 compared to the thirteen weeks ended October 2, 2021.

Thirty-nine Weeks Ended October 1, 2022 Compared to Thirty-nine Weeks Ended October 2, 2021

Operating revenues. Operating revenues for the thirty-nine weeks ended October 1, 2022 increased $273.1 million, or 21.3%, to $1,556.7 million from $1,283.6 million for the thirty-nine weeks ended October 2, 2021. Included in operating revenues are separately-identified fuel surcharges of $127.5 million for the thirty-nine weeks ended October 1, 2022 compared to $68.0 million for the thirty-nine weeks ended October 2, 2021. Consolidated income from operations increased $113.1 million, or 142.8%, to $192.3 million for the thirty-nine weeks ending October 1, 2022 compared to $79.2 million during the same period last year. Results for the thirty-nine weeks ending October 1, 2022 include a $2.8 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the period as well as $9.7 million in additional depreciation expense due to the revision of the useful life and salvage value of certain equipment. Results for the thirty-nine weeks ended October 2, 2021 include a favorable legal settlement which resulted in a $5.7 million pre-tax gain, $7.6 million in unrelated legal charges, and $13.9 million of losses incurred in connection with a contract logistics program launch.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $151.9 million, or 32.6%, to $618.4 million in the thirty-nine weeks ending October 1, 2022 compared to $466.6 million in the previous year. Income from operations in the contract logistics segment increased $49.6 million, or 127.9%, to $88.3 million for the thirty-nine weeks ended October 1, 2022 compared to $38.7 million in the same period last year. In the thirty-nine weeks ending October 1, 2022, Universal managed 63 value-added programs compared to 61 in the prior year period. During the thirty-nine weeks ending October 1, 2022, dedicated transportation load count increased 3.8% to 466,852 from 449,621 in the thirty-nine weeks ending October 2, 2021. Also included in dedicated transportation revenue for the thirty-nine weeks ending October 1, 2022 were $31.1 million in separately identified fuel surcharges, compared to $15.3 million in the same period last year. Contract logistics segment results for the thirty-nine weeks ending October 2, 2021 included $13.9 million of losses incurred in connection with a previously announced program launch. As a percentage of revenue, operating margin in the contract logistics segment for the thirty-nine weeks ending October 1, 2022 was 14.3% compared to 8.3% during the same period last year.

In the intermodal segment, operating revenues increased $137.5 million to $468.9 million in the thirty-nine weeks ending October 1, 2022 compared to $331.3 million in the previous year. Intermodal revenues for the thirty-nine weeks ended October 1, 2022 included $69.8 million in separately identified fuel surcharges, compared to $35.2 million in the same period last year. During the thirty-nine weeks ending October 1, 2022, Universal moved 435,923 intermodal loads compared to 508,352 in the thirty-nine weeks ending October 2, 2021, a decrease of 14.2%, while its average operating revenue per load, excluding fuel surcharges increased 41.2% to $706 from $500. Intermodal segment revenues also include accessorial charges such as detention, demurrage and storage which totaled $101.1 million during the thirty-nine weeks ending October 1, 2022, compared to $49.3 million one year earlier. Income from operations in the intermodal segment increased $55.9 million to $72.5 million for the thirty-nine weeks ended October 1, 2022 compared to $16.6 million in the thirty-nine weeks ending October 2, 2021. Intermodal segment results included litigation related charges totaling $7.6 million in the thirty-nine weeks ending October 2, 2021. As a percentage of revenue, operating margin in the intermodal segment for the thirty-nine weeks ending October 1, 2022 was 15.5%, compared to 5.0% during the same period last year.

In the trucking segment, operating revenues increased $1.8 million to $303.6 million in the thirty-nine weeks ending October 1, 2022 compared to $301.8 million in the prior year period. Included in trucking segment revenues for the thirty-nine weeks ending October 1, 2022 were $26.5 million in separately identified fuel surcharges compared to $17.6 million during the thirty-nine weeks ending October 2, 2021. Income from operations in the trucking segment increased $3.3 million to $21.8 million for the thirty-nine weeks ending October 1, 2022 compared to $18.5 million in the same period last year. During the thirty-nine weeks ending October 1, 2022, Universal’s average operating revenue per load, excluding fuel surcharges, increased 36.4% to $1,799 from $1,319 in the prior year period; however, this increase was partially offset by a 30.1% decrease in load volumes as we rationalized underperforming operations in this segment. During the thirty-nine weeks ending October 1, 2022, Universal moved 154,479 loads compared to 220,938 during the same period last year. As a percentage of revenue, operating margin in the trucking segment for the thirty-nine weeks ending October 1, 2022 was 7.2%, compared to 6.1% during the same period last year.

In the company-managed brokerage segment, operating revenues decreased $19.8 million, or 11.0%, to $160.9 million in the thirty-nine weeks ending October 1, 2022 compared to $180.8 million in the thirty-nine weeks ending October 2, 2021. During the thirty-nine weeks ending October 1, 2022, the average operating revenue per load, excluding fuel surcharges, increased 8.5% to $1,960 from $1,807 in the thirty-nine weeks ending October 2, 2021; however, load volumes fell 27.6% to 68,453 from 94,510. As a percentage of revenue, operating margin for the company-managed brokerage segment was 5.7% for the thirty-nine weeks ending October 1, 2022 compared to 2.6% in the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the thirty-nine weeks ending October 1, 2022 increased $67.9 million, or 11.3%, to $668.2 million from $600.3 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increases or decreases are generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and to a lesser extent, dedicated services, which uses a higher mix of company-drivers compared to owner-operators. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an overall increase in transportation-related services. During the thirty-nine weeks ending October 1, 2022 transportation-related service revenues increased 22.0% compared to the same period last year. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 42.9% compared to 46.8% during the third quarter of 2021 due to a decrease in the mix of brokerage services revenue, where the cost of transportation is typically higher than our other transportation businesses. As a percentage of total revenues, brokerage services revenue decreased to 18.8% for 2021 compared to 23.5% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for the thirty-nine weeks ended October 1, 2022 increased by $54.8 million, or 16.3%, to $391.7 million compared to $336.9 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation. The increase was due to the launch of new business wins and robust volumes experienced at our contract logistics operations during the thirty-nine weeks ending October 1, 2022. As a percentage of operating revenues, personnel and related benefits decreased to 25.2% for the thirty-nine weeks ended October 1, 2022, compared to 26.2% for the thirty-nine weeks ended October 2, 2021. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $19.3 million, or 17.0%, to $132.9 million for the thirty-nine weeks ended October 1, 2022 compared to $113.6 million for the thirty-nine weeks ended October 2, 2021. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements driving the change were increases of $20.8 million in fuel expense on company tractors, $4.5 million in vehicle and other maintenance, and $3.1 million in bad debt expense. These increases were partially offset by decreases of $4.5 million in professional fees including legal charges and $1.8 million in travel and entertainment expense.

Commission expense. Commission expense for the thirty-nine weeks ending October 1, 2022 increased by $6.4 million, or 25.7%, to $31.4 million from $25.0 million for the thirty-nine weeks ending October 2, 2021. Commission expense increased due to increased revenue in the agency based truckload business. As a percentage of operating revenues, commission expense increased to 2.0% for the thirty-nine weeks ending October 1, 2022, compared to 1.9% in the same period last year.

Occupancy expense. Occupancy expenses increased by $3.4 million, or 12.8%, to $30.3 million for the thirty-nine weeks ended October 1, 2022. This compares to $26.9 million for the thirty-nine weeks ended October 2, 2021. The increase was attributable to an increase in building rents and property taxes.

General and administrative. General and administrative expense for the thirty-nine weeks ended October 1, 2022 increased by $4.8 million to $34.6 million from $29.9 million in the thirty-nine weeks ended October 2, 2021. The increase was primarily attributable to an increase in salaries, wages, and benefits. As a percentage of operating revenues, general and administrative expense was 2.2% for the thirty-nine weeks ending October 1, 2022 compared to 2.3% for the thirty-nine weeks ending October 2, 2021.

Insurance and claims. Insurance and claims expense for the thirty-nine weeks ending October 1, 2022 decreased by $3.1 million to $16.9 million from $20.0 million in the thirty-nine weeks ending October 2, 2021. As a percentage of operating revenues, insurance and claims decreased to 1.1% for the thirty-nine weeks ending October 1, 2022 compared to 1.6% for the thirty-nine weeks ending October 2, 2021. The decrease was attributable to decrease in auto liability insurance premiums and auto liability claims and included a $2.8 million credit resulting from the favorable settlement of certain auto liability claims during the period. The decrease was partially offset by an increase in cargo and service failure claims.

Depreciation and amortization. Depreciation and amortization expense for the thirty-nine weeks ended October 1, 2022 increased by $6.5 million, or 12.4%, to $58.3 million from $51.9 million during the same period in 2021. Depreciation expense increased $6.3 million and amortization expense increased $0.2 million. During the thirty-nine weeks ending October 1, 2022, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $9.7 million during the period.

Interest expense, net. Net interest expense was $10.8 million for the thirty-nine weeks ended October 1, 2022 compared to $9.1 million for the thirty-nine weeks ended October 2, 2021. The increase in net interest expense reflects an increase in interest rates on our outstanding borrowings. As of October 1, 2022, our outstanding borrowings totaled $393.7 million compared to $444.8 million at the same time last year.

Other non-operating income (expense). Other non-operating expense was $0.3 million for the thirty-nine weeks ending October 1, 2022 compared to $7.0 million of non-operating income in the prior year. Other non-operating income for the thirty-nine weeks ending October 1, 2022 includes a $0.4 million pre-tax holding loss on marketable securities due to changes in fair value recognized in income. Other non-operating income for the thirty-nine weeks ending October 2, 2021 includes a $5.7 million pre-tax gain from a favorable legal settlement and a $1.2 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income.

Income tax expense. Income tax expense for the thirty-nine weeks ending October 1, 2022 was $45.9 million, compared to $19.5 million for the thirty-nine weeks ending October 2, 2021, based on an effective tax rate of 25.4% compared to 25.3% in the prior year period. The increase in income tax expense in 2022 is the result of an increase in taxable income for the thirty-nine weeks ended October 1, 2022 compared to the thirty-nine weeks ended October 2, 2021.

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

During the thirty-nine weeks ended October 1, 2022, our capital expenditures totaled $85.8 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our asset-light business model depends somewhat on the customized solutions we implement for specific customers.  As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2022, exclusive of any acquisitions of businesses and strategic real estate purchases, we expect our capital expenditures to be in the range of 7% to 8% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, for a new administrative office complex to support our growth, and for improvements to our existing terminal yards and container facilities. Due to widespread shortages, production backlogs, and limited availability of transportation equipment during 2021, our 2022 expenditures are projected to be somewhat higher than the customary range of 4% to 5% of our operating revenues. As equipment manufacturers identify and implement solutions enabling them to overcome supply-side constraints, we would expect to return to a normalized level of capital expenditures in future periods.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock.  After taking into account the regular quarterly dividends made during the year, our Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of directors did not declare a special dividend in the first quarter of 2022.  On October 27, 2022, our Board of Directors did declare the regular quarterly cash dividend of $0.105 per share of common stock payable January 3, 2023 to shareholders of record at the close of business December 5, 2022. During the year ended December 31, 2021, we paid a total of $0.42 per common share, or $11.3 million.  Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our revolving credit facility (the “Revolving Credit Facility”) provides for a $400 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The Revolving Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Revolving Credit Facility includes an accordion feature which allows us to increase availability by up to $200 million upon our request.  At October 1, 2022, we were in compliance with all its covenants, and $384.6 million was available for borrowing.

Our UACL Credit and Security Agreement (the “UACL Credit Agreement”) provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The UACL Credit Agreement, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our UACL Credit Agreement includes an accordion feature which allows us to increase availability by up to $30 million upon our request. At October 1, 2022, we were in compliance with all its covenants, and $10.0 million was available for borrowing.

A wholly owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 6.33%.

Certain wholly owned subsidiaries entered into a $165.4 million term loan facility to repay outstanding balances under a then-existing term loan and certain other real estate notes (the “Real Estate Facility”). The Real Estate Facility matures on April 29, 2032 and is secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The Real Estate Facility includes customary affirmative and negative covenants, and principal and interest is payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At October 1, 2022, we were in compliance with all covenants under the facility.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at Term SOFR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of October 1, 2022, and the maximum available borrowings were $5.0 million.

Discussion of Cash Flows

At October 1, 2022, we had cash and cash equivalents of $14.6 million compared to $13.9 million at December 31, 2021.  Operating activities provided $144.5 million in net cash, and we used $76.4 million in investing activities and $64.6 million in financing activities.

The $144.5 million in net cash provided by operations was primarily attributed to $135.2 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, losses on marketable equity securities, gains on equipment sales, amortization and write-off of debt issuance costs, stock-based compensation, and provisions for doubtful accounts totaling $84.4 million, net.  Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $75.1 million. The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, an increase in trade accounts receivable, and decreases in trade accounts payable, accruals for insurance and claims, accrued expenses and other current liabilities, and in other long-term liabilities. These were partially offset by decreases in other receivables and in prepaid expenses and other assets, and an increase in income taxes payable. Affiliate transactions increased net cash provided by operating activities by $4.9 million primarily resulting from an increase in accounts payable to affiliates.

The $76.4 million in net cash used in investing activities consisted of $85.8 million in capital expenditures and $0.9 million in marketable securities purchases.  These uses were partially offset by $10.4 million in proceeds from the sale of equipment.

We used $64.6 million in financing activities during the thirty-nine weeks ended October 1, 2022. During the period we paid cash dividends of $11.2 million, $14.3 million for purchases of common stock and $4.4 million in capitalized financing costs. We had outstanding borrowings totaling $393.7 million at October 1, 2022 compared to $428.4 million at December 31, 2021.  During the period also we made net repayments on our revolving lines of credit totaling $147.9 million and term loan, and equipment and real estate note payments totaling $205.5 million.  We also borrowed $318.7 million during the period to repay outstanding balances under a then-existing term loan and certain other real estate notes, and for new equipment.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2021. There have been no changes in our accounting policies during the thirteen weeks ended October 1, 2022.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended October 1, 2022. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2022, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended October 1, 2022 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

4.1

Second Amended and Restated Registration Rights Agreement dated July 28, 2021 among the Registrant and the Moroun Family Holders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2021)

10.1

Credit Agreement dated as of April 29, 2022 among UTSI Finance, Inc., UTS Realty, LLC, the lenders party thereto, and Fifth Third Bank, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2022)

10.2

Confirmation of Transaction, dated April 29, 2022, between Fifth Third Bank, N.A. and UTSI Finance, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2022)

10.3

First Amendment Agreement dated September 30, 2022 among Universal Management Services, Inc., certain of its affiliates identified therein as Borrowers, KeyBank National Association, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 3, 2022)

10.4

Credit and Security Agreement dated September 30, 2022 among UACL Logistics Holdings, LLC, certain of its affiliates identified therein as Borrowers, KeyBank National Association, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 3, 2022

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: November 10, 2022	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: November 10, 2022	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer