Form 10-K
period 2022-12-31
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2023-03-16
CIK 1308208

☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of July 2, 2022, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 1, 2022, as reported by The Nasdaq Stock Market, was approximately $182.1 million (assuming, but not admitting for any purpose, that all (a) directors and executive officers of the registrant are affiliates, and (b) the number of shares held by such directors and executive officers does not include shares that such persons could have acquired within 60 days of July 2, 2022).

The number of shares of common stock, no par value, outstanding as of March 6, 2023, was 26,284,424.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

UNIVERSAL LOGISTICS HOLDINGS, INC.

2022 ANNUAL REPORT ON FORM 10-K

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

At December 31, 2022, we operated 51 company-managed terminal locations and serviced 63 value-added programs at locations throughout the United States and in Mexico, Canada and Colombia, and we had an agent network totaling approximately 240 agents.

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

Truckload. Our truckload services include dry van, flatbed, heavy-haul and refrigerated operations. Truckload services represented approximately $230.7 million, or 11.4%, of our operating revenues in 2022. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries.

Brokerage. We provide customers freight brokerage services by utilizing third-party transportation providers to transport goods. Brokerage services also include full service domestic and international freight forwarding, and customs brokerage. In 2022, brokerage services represented approximately $368.9 million, or 18.3%, of our operating revenues.

Intermodal. Intermodal operations include steamship-truck, rail-truck, and support services. Intermodal support services represented $591.9 million, or 29.4%, of our operating revenues in 2022. Our intermodal support services are primarily short-to-medium distance delivery of both international and domestic containers between the railhead or port and the customer.

Dedicated. Our dedicated services are primarily provided in support of automotive customers using van equipment. In 2022, dedicated services represented approximately $324.6 million, or 16.1%, of our operating revenues. Our dedicated services are primarily short run or round-trip moves within a defined geographic area provided through a network of union and non-union employee drivers, owner-operators, and contract drivers.

Value-Added. Our value-added services, which are typically dedicated to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management. Value-added services represented approximately $499.3 million, or 24.8%, of our operating revenues in 2022. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains.

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

For additional information on segments, see Item 8, Note 17 to the Consolidated Financial Statements.

Impact of COVID-19

Our operations have been impacted by the COVID-19 global pandemic. We began our COVID-19 response activities in the first quarter of 2020, which required expanded health and safety policies, facility modifications, increased security coverage, and purchase and distribution of personal protective equipment and supplies. Any future waves or outbreaks of alternative strains of the virus could adversely impact our future operations and financial results.

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

Target further penetration of key customers in the North American automotive industry. The automotive industry is one of the largest users of global outsourced logistics services, providing us growth opportunities with both existing and new customers. Of our customers generating revenues greater than $100,000 per year, this sector comprised approximately 36% of operating revenues in 2022. We intend to capitalize on anticipated continued growth in outsourcing of higher value logistics services in the automotive sector such as sub-assembly and sequencing, which link directly into production lines and require specialized capabilities, technological expertise and strict quality controls.

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

Customers

Revenue is generated from customers throughout the United States, and in Mexico, Canada and Colombia. Our customers are largely concentrated in the automotive, retail and consumer goods, steel and other metals, energy and manufacturing industries.

A significant percentage of our revenues are derived from the domestic auto industry. Of our customers generating revenues greater than $100,000 per year, aggregate sales in the automotive industry totaled 36%, 31% and 29% of revenues during the fiscal years ended December 31, 2022, 2021 and 2020, respectively. During 2022, 2021 and 2020, General Motors accounted for approximately 16%, 13% and 14% of our total operating revenues, respectively. Sales to our top 10 customers, including General Motors, totaled 42% in 2022. A significant percentage of our revenue also results from our providing capacity to other transportation companies that aggregate loads from a variety of shippers in these and other industries.

Human Capital Resources

Overview. As of December 31, 2022, we had 8,646 employees. During the year ended December 31, 2022, we also engaged, on average, the full-time equivalency of 1,326 individuals on a contract basis. As of December 31, 2022, approximately 39% of our employees in the United States, Canada, and Colombia and 80% of our employees in Mexico were members of unions and subject to collective bargaining agreements. We believe our union and employee relationships are good.

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

A significant percentage of the interaction with our shippers is provided by our agents. Our agents solicited and controlled approximately 30% of the freight we hauled in 2022, with the balance of the freight being generated by company-managed terminals. Our top 100 agents in 2022 generated approximately 19% of our annual operating revenues. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is acutely aware of the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

Revenue Equipment

The following table represents our equipment used to provide transportation services as of December 31, 2022:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	1,847	2,207	4,054
Yard Tractors	244	—	244
Trailers	4,139	1,043	5,182
Chassis	3,372	1	3,373
Containers	129	—	129

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

As climate change issues become more prevalent, federal, state and local governments, as well as some of our customers, have made efforts to respond to these issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks, could adversely affect our operations and financial results. More specifically, legislative or regulatory actions relating to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades.

We believe we are currently in material compliance with applicable laws and regulations and that the cost of compliance has not materially affected results of operations. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

Federal and state legislators and other regulatory authorities, as well as independent contractors themselves, often seek to assert that independent contractors in the transportation services industry are employees rather than independent contractors. An example of such legislation enacted in California is now enforceable against trucking companies. There can be no assurance that interpretations that support the independent contractor status will not change, that other federal or state legislation will not be enacted or that various authorities will not successfully assert a position that re-classifies independent contractors to be employees. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

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

A significant portion of our larger customers are concentrated in the North American automotive industry. For customers generating annual revenues over $100,000, 36% of our revenues were derived from customers in the North American automotive industry during 2022. Our business and growth largely depend on continued demand for its services from customers in this industry. Any future downturns in North American automobile production, which also impacts our steel and other metals customers, could similarly affect our revenues in future periods.

Our business derives a large portion of revenue from a few major customers, and the loss of any one or more of them as customers, or a reduction in their operations, could have a material adverse effect on our business.

A large portion of our revenue is generated from a limited number of major customers concentrated in the automotive, retail and consumer goods, steel and other metals, energy and manufacturing industries. Our top 10 customers accounted for approximately 42% of our operating revenues during 2022. Our contracts with customers generally contain cancellation clauses, and there can be no assurance that these customers will continue to utilize our services or that they will continue at the same levels. Further, there can be no assurance that these customers will not be affected by a future downturn in demand, which would result in a reduction in their operations and corresponding need for our services. Moreover, our customers may individually lose market share, apart from general economic trends. If our major customers lose U.S. market share, they may have less need for services. A reduction in or termination of services by one or more of our major customers could have a material adverse effect on our business and results of operations.

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

A substantial number of our employees and of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Each of our unionized facilities has a separate agreement with the union that represents the workers at only that facility. During 2019, a labor strike by the United Auto Workers of its employees at the facilities of our largest customer, General Motors, caused an extended shutdown of General Motors’ manufacturing operations and, in turn, materially and adversely impacted our operating results during the third and fourth quarters of 2019. Any future labor disputes involving either us or our customers could similarly materially affect our operations. If the UAW and our automotive customers and their suppliers are unable to negotiate new contracts in the future and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also be harmful to our business and our profitability. As of December 31, 2022, approximately 39% of our employees in the United States, Canada, and Colombia, and 80% of our employees in Mexico were members of unions and subject to collective bargaining agreements.

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

Our existing and future indebtedness could limit our flexibility in operating our business or adversely affect our business and our liquidity position.

We have outstanding indebtedness, and our debt may fluctuate from time to time in the future for various reasons, including changes in the results of our operations, capital expenditures, and potential acquisitions. Our current indebtedness, as well as any future indebtedness, could, among other things:

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
•
the safety and security of our employees and independent contractors, and the potential theft or vandalism of our revenue equipment; and
•
potential disruptions or delays at border crossings due to immigration-related issues or other factors.

If we are unable to address business concerns related to our Mexican operations in a timely and cost-efficient manner, our financial position, results of operations, or cash flows could be adversely affected.

The conflict between Russia and Ukraine, expansion of such conflict to other areas or countries or similar conflicts could adversely impact our business and financial results.

Although we do not have any direct operations in Russia, Belarus, or Ukraine, we may be affected by the broader consequences of the Russia and Ukraine conflict or expansion of such conflict to other areas or countries or similar conflicts elsewhere, such as, increased inflation, supply chain issues, including access to parts for our revenue equipment, embargoes, geopolitical shift, access to diesel fuel, higher energy prices, potential retaliatory action by the Russian or other governments, including cyber-attacks, and the extent of the conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially and adversely affect our results of operations.

Risks Related to Our Common Stock

Under applicable NASDAQ rules, a “Controlled Company” is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. We are controlled by Matthew T. Moroun, Since the Chairman of our Board of Directors, Matthew T. Moroun, satisfies this standard, Mr. Moroun controls the Company. The influence of our public shareholders over significant corporate actions is limited, and Mr. Moroun’s interests may conflict with our interests and the interests of other shareholders.

Matthew T. Moroun holds greater than 50% of the voting power of the Company. As a result, Mr. Moroun controls any action requiring the general approval of our shareholders, including the election of our board of directors, the adoption of amendments to our articles of incorporation and bylaws, and the approval of any merger or sale of substantially all of our assets. So long as Mr. Moroun continues to own a significant amount of our equity, even if such amount is less than a majority of the outstanding shares of our common stock, he will be capable of substantially influencing the outcome of votes on all matters requiring approval by the shareholders, including our ability to enter into certain corporate transactions. This concentration of ownership could limit the price that some investors might be willing to pay for shares of our common stock.

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

Mr. Moroun holds a majority of our outstanding common stock. As a result, we are a controlled company under the rules of the NASDAQ Stock Market. The NASDAQ rules state that a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

ITEM 1B: UNRESOLVED SECURITIES & EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan. We own our corporate administrative offices, as well as 21 terminal yards and other properties in the following locations: Dearborn, Michigan; Romulus, Michigan; Riverside, California; Jacksonville, Florida; Garden City, Georgia; Harvey, Illinois; Gary, Indiana; Louisville, Kentucky; Albany, Missouri; South Kearny, New Jersey; Cleveland, Ohio; Columbus, Ohio; Reading, Ohio; York County, Pennsylvania; Wall, Pennsylvania; Mount Pleasant, South Carolina; Memphis, Tennessee; Dallas, Texas; Houston, Texas and Clearfield, Utah.

As of December 31, 2022, we also leased 87 operating, terminal and yard, and administrative facilities in various U.S. cities located in 23 states, in Windsor, Ontario; and in San Luis Potosí, Mexico. Generally, our facilities are utilized by our operating segments for various administrative, transportation-related or value-added services. We also deliver value-added services under our contract logistics segment inside or linked to 36 facilities provided by customers. Certain of our leased facilities are leased from entities controlled by our majority shareholders. These facilities are leased on either a month-to-month basis or extended terms. For more information on our lease arrangements, see Part II, Item 8: Notes 10, 12 and 15 to the Consolidated Financial Statements.

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

As of March 6, 2023, there were approximately 40 record holders of our common stock, based upon data available to us from our transfer agent. We believe, however, that we have a significantly greater number of shareholders because a substantial number of our common shares are held at The Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock. In addition, under our current dividend policy, after considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of Directors did not declare a special dividend in the first quarter of 2023.

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

Purchases of Equity Securities by the Issuer

The following table provides information regarding the Company’s purchases of its common stock during the period from October 2, 2022 to December 31, 2022, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
Oct. 2, 2022 - Oct. 29, 2022	—		$—	—	513,251
Oct. 30, 2022 - Nov. 26, 2022	471	(1)	33.65	—	513,251
Nov. 27, 2022 - Dec. 31, 2022	—		—	—	513,251
Total	471		$33.65	—	513,251

(1) Consists of 471 shares of common stock acquired on November 4, 2022 by the Company from an employee for $15,850 upon exercising its right of first refusal pursuant to a restricted stock bonus award agreement.

On July 29, 2021, the Company announced that it had been authorized to purchase up to 1,000,000 shares of its common stock from time to time in the open market. As of December 31, 2022, 513,251 shares remain available under this authorization. No specific expiration date has been assigned to the authorization.

Performance Graph

The graph below matches Universal Logistics Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2017 to December 31, 2022.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Universal Logistics Holdings, Inc.	100.00	77.30	83.45	91.68	85.60	154.05
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
NASDAQ Transportation	100.00	84.30	103.87	110.40	125.06	101.32

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

We operate, manage or provide services at 114 logistics locations in the United States, Mexico, Canada and Colombia and through our network of agents and owner-operators located throughout the United States and in Ontario, Canada. Thirty-six of our value-added service operations are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production processes. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. To support our flexible business model, we generally coordinate the duration of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. Our owner-operators provided us with 2,207 tractors and 1,043 trailers. We own 2,091 tractors, 4,139 trailers, 3,372 chassis and 129 containers. Our agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue or gross profit they generate for us and who bring an entrepreneurial spirit to our business. Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation companies.

As of December 31, 2022, we employed 8,646 people in the United States, Mexico, Canada, and Colombia, including 3,588 employees subject to collective bargaining agreements. We also engaged contract staffing vendors to supply an average of 1,326 additional personnel on a full-time-equivalent basis.

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

We believe that our flexible business model also offers us substantial opportunities to grow through a mixture of organic growth and acquisitions. We intend to continue our organic growth by recruiting new agents and owner-operators, expanding into new industry verticals and targeting further penetration of our key customers. We believe our integrated suite of transportation and logistics services, our network of facilities in the United States, Mexico, Canada, and Colombia, our long-term customer relationships and our reputation for operational excellence will allow us to capitalize on these growth opportunities. We also expect to continue to make strategic acquisitions of companies that complement our business model, as well as companies that derive a portion of their revenues from asset based operations.

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

Direct personnel and related benefits. Direct personnel and related benefits include the salaries, wages and fringe benefits of our employees, as well as costs related to contract labor utilized in selling and operating activities. These costs are a significant component of our cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. As of December 31, 2022, approximately 39% of our employees in the United States, Canada and Colombia, and 80% of our employees in Mexico were subject to collective bargaining agreements. Any changes in union agreements will affect our personnel and related benefits cost. The operations in the United States, Mexico and Canada that are subject to collective bargaining agreements have separate, individualized agreements with several different unions that represent employees in these operations. While there are some facilities with multiple unions, each collective bargaining agreement with each union covers a single facility for that union. Such agreements have expiration dates that are generally independent of other collective bargaining agreements and include economics and operating terms tailored to the specific operational requirements of a customer. Our operation in Mexico provides competitive compensation within the Mexican statutory framework for managerial and supervisory personnel.

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

Operating Revenues

We broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these service categories for the years ended December 31, 2022, 2021 and 2020, presented as a percentage of total operating revenues:

	Years ended December 31,
	2022	2021	2020
Operating revenues:
Truckload services	11.4%	14.2%	14.5%
Brokerage services	18.3	22.9	24.2
Intermodal services	29.4	27.0	28.3
Dedicated services	16.1	11.7	9.2
Value-added services	24.8	24.2	23.8
Total operating revenues	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, presented as a percentage of operating revenues:

	Years ended December 31,
	2022	2021	2020
Operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	42.0	47.1	48.5
Direct personnel and related benefits	25.9	26.1	24.3
Operating supplies and expenses	8.8	8.5	8.0
Commission expense	2.0	1.9	1.9
Occupancy expense	2.0	2.1	2.5
General and administrative	2.3	2.3	2.4
Insurance and claims	1.1	2.2	1.4
Depreciation and amortization	3.8	3.9	5.3
Total operating expenses	88.1	94.1	94.2
Income from operations	11.9	5.9	5.8
Interest and other non-operating income (expense), net	(0.7)	(0.3)	(1.2)
Income before for income taxes	11.2	5.6	4.6
Income tax (benefit) expense	2.8	1.4	1.1
Net income	8.4%	4.2%	3.5%

2022 Compared to 2021

Operating revenues. Operating revenues for 2022 increased $264.5 million, or 15.1%, to $2,015.5 million from $1,751.0 million for 2021. Included in operating revenues are separately-identified fuel surcharges of $168.6 million for 2022 compared to $96.9 million for 2021. Consolidated income from operations increased $137.5 million, or 133.5%, to $240.4 million for 2022 compared to $103.0 million during the same period last year. Results for 2022 include $9.7 million in additional depreciation expense due to revised useful lives and salvage values of certain equipment and a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the period. Results for 2021 include $25.0 million in pre-tax charges related to previously disclosed items.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $196.7 million, or 31.4%, to $823.9 million in 2022 compared to $627.2 million in the previous year. Income from operations in the contract logistics segment increased $73.6 million, or 164.3%, to $118.4 million for 2022 compared to $44.8 million in the same period last year. In 2022, Universal managed 63 value-added programs, unchanged from the prior year period. During 2022, dedicated transportation load count increased 4.2% to 619,673 from 594,798 in 2021. Also included in dedicated transportation revenue for 2022 were $41.7 million in separately identified fuel surcharges, compared to $21.2 million in the same period last year. Contract logistics segment results for 2021 included $18.9 million of losses incurred in connection with a previously announced program launch. As a percentage of revenue, operating margin in the contract logistics segment for 2022 was 14.4% compared to 7.1% during the same period last year.

In the intermodal segment, operating revenues increased $118.9 million, or 25.1%, to $591.9 million in 2022 compared to $473.1 million in the previous year. Intermodal revenues for 2022 included $92.3 million in separately identified fuel surcharges, compared to $51.2 million in the same period last year. During 2022, Universal moved 552,398 intermodal loads compared to 665,088 in 2021, a decrease of 16.9%, while its average operating revenue per load, excluding fuel surcharges increased 34.5% to $702 from $522. Intermodal segment revenues also include accessorial charges such as detention, demurrage and storage which totaled $123.6 million in 2022, compared to $84.9 million one year earlier. Income from operations in the intermodal segment increased $53.3 million to $83.6 million for the 2022 compared to $30.4 million in 2021. Intermodal segment results included litigation related charges totaling $5.8 million in 2021. As a percentage of revenue, operating margin in the intermodal segment for 2022 was 14.1%, compared to 6.4% during the same period last year.

In the trucking segment, operating revenues decreased $10.7 million to $392.6 million in 2022 compared to $403.3 million in the prior year period. Included in trucking segment revenues for 2022 were $34.7 million in separately identified fuel surcharges compared to $24.4 million during 2021. Income from operations in the trucking segment increased $8.0 million to $27.6 million for 2022 compared to $19.6 million in the same period last year. Trucking segment results also included $6.0 million in previously disclosed pre-tax charges in 2021. During 2022, Universal’s average operating revenue per load, excluding fuel surcharges, increased 33.3% to $1,807 from $1,356 in the prior year period; however, this increase was offset by a 30.7% decrease in load volumes as we rationalized underperforming operations in this segment. During 2022, Universal moved 199,712 loads compared to 288,378 during the same period last year. As a percentage of revenue, operating margin in the trucking segment for 2022 was 7.0%, compared to 4.9% during the same period last year.

In the company-managed brokerage segment, operating revenues decreased $42.3 million, or 17.4%, to $200.5 million in 2022 compared to $242.8 million in 2021. During 2022, the average operating revenue per load increased 2.6% to $1,893 from $1,845 in 2021; however, load volumes fell 25.8% to 90,432 from 121,944. As a percentage of revenue, operating margin for the company-managed brokerage segment was 5.0% for 2022 compared to 2.9% last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for 2022 increased $22.6 million, or 2.7%, to $847.4 million from $824.8 million last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increases or decreases are generally correlated with changes in demand for transportation-related services, which includes truckload, brokerage, intermodal and to a lesser extent, dedicated services, which uses a higher mix of company-drivers compared to owner-operators. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an overall increase in transportation-related services. In 2022, transportation-related service revenues increased 14.2% compared to 2021. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 42.0% compared to 47.1% during the same period last year due to a decrease in the mix of brokerage services revenue, where the cost of transportation is typically higher than our other transportation businesses. As a percentage of total revenues, brokerage services revenue decreased to 18.3% for 2022 compared to 22.9% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for 2022 increased $66.0 million, or 14.5%, to $522.7 million compared to $456.6 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation. The increase was due to the launch of new business wins and robust volumes experienced at our contract logistics operations during 2022. As a percentage of operating revenues, personnel and related benefits decreased to 25.9%, compared to 26.1% for 2021. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $28.0 million, or 18.8%, to $177.4 million for 2022 compared to $149.4 million for 2021. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements driving the change were increases of $25.4 million in fuel expense on company tractors, $6.8 million in vehicle and other maintenance, and $3.5 million in bad debt expense. These increases were partially offset by decreases of $4.8 million in professional fees including legal charges and $1.9 million in travel and entertainment expense.

Commission expense. Commission expense for 2022 increased by $6.4 million, or 18.9%, to $40.3 million from $33.9 million for 2021. Commission expense increased due to increased revenue from both our agency based truckload business and our intermodal agents. As a percentage of operating revenues, commission expense increased to 2.0% for 2022, compared to 1.9% in the same period last year.

Occupancy expense. Occupancy expenses increased by $4.0 million, or 10.7%, to $41.3 million for 2022. This compares to $37.3 million for 2021. The increase was attributable to an increase in building rents and property taxes.

General and administrative. General and administrative expense for 2022 increased by $6.9 million to $46.5 million from $39.6 million in 2021. The increase was primarily attributable to an increase in salaries, wages, and benefits. As a percentage of operating revenues, general and administrative expense was 2.3% for 2022 unchanged from the previous year.

Insurance and claims. Insurance and claims expense for 2022 decreased by $16.1 million to $22.7 million from $38.8 million in 2021. As a percentage of operating revenues, insurance and claims decreased to 1.1% for 2022 compared to 2.2% for 2021. The decrease was attributable to decreases in auto liability insurance premiums and claims expense and in cargo and service failure claims. Our 2022 insurance and claims also included a $3.0 million credit resulting from the favorable settlement of certain auto liability claims during the period.

Depreciation and amortization. Depreciation and amortization expense for 2022 increased by $9.1 million, or 13.5%, to $76.7 million from $67.5 million for 2021. Depreciation expense increased $8.6 million and amortization expense increased $0.5 million. During 2022, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $9.7 million during the period.

Interest expense, net. Net interest expense was $16.2 million for 2022 compared to $11.6 million for 2021. The increase in net interest expense reflects an increase in interest rates on our outstanding borrowings. As of December 31, 2022, our outstanding borrowings totaled $382.9 million compared to $428.4 million at the same time last year.

Other non-operating income (expense). Other non-operating income was $1.1 million for 2022 compared to $7.2 million in the prior year. Other non-operating income for 2022 includes a $1.0 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income. Other non-operating income for 2021 includes a $5.7 million pre-tax gain from a favorable legal settlement and a $1.5 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income.

Income tax expense. Income tax expense for 2022 was $56.8 million, compared to $24.8 million for 2021, based on an effective tax rate of 25.2% in both periods. The increase in income taxes in 2022 is the result of an increase in taxable income for 2022 compared 2021.

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

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $167.6 million, or 36.5%, to $627.2 million in 2021 compared to $459.7 million in the previous year. Income from operations in the contract logistics segment increased $8.8 million, or 24.6%, to $44.8 million for 2021 compared to $36.0 million in the same period last year. In 2022, Universal managed 63 value-added programs compared to 58 in the prior year period. During 2021, dedicated transportation load count increased 20.5% to 594,748 from 493,733 in 2020. Results for 2021 in the contract logistics segment include approximately $18.9 million of losses incurred in connection with a recent program launch. Results in the contract logistics segment for 2020 were negatively impacted by the COVID-19 pandemic, which caused a substantial portion of our customers to temporarily suspend operations. As a percentage of revenue, operating margin for the contract logistics segment for 2021 was 7.1% compared to 7.8% during the same period last year. The launch losses recorded in 2021 adversely impacted this segment’s operating margin by 310 basis points.

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

We employ a flexible operating strategy which we believe lowers our capital expenditure requirements. In general, our facilities used in our value-added services are leased on terms that are either substantially matched to our customer’s contracts, are month-to-month or are provided to us by our customers. We also utilize owner-operators and third-party carriers to provide a significant portion of our transportation and specialized services. A significant portion of the tractors and trailers used in our business are provided by our owner-operators. In addition, our use of agents reduces our overall need for large terminals. As a result, our capital expenditure requirements are limited in comparison to most large transportation and logistics service providers, which maintain significant properties and sizable fleets of owned tractors and trailers.

In 2022, our capital expenditures totaled $117.1 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our flexible business model depends largely on the customized solutions we implement for specific customers. As a result, our capital expenditures will also depend on specific new contracts and the overall age and condition of our owned transportation equipment. Due to shortages, production backlogs, and limited availability of transportation equipment, our expenditures are projected to be somewhat higher than the customary range of 4% to 5% of our operating revenues. In 2023, exclusive of acquisitions of businesses or strategic real estate, we expect our capital expenditures to be in the range of 7% to 8% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for improvements to our existing terminal yard and container facilities. As equipment manufacturers identify and implement solutions enabling them to overcome supply-side constraints, we would expect to return to a normalized level of capital expenditures in future periods.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock. After considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of Directors did not declare a special dividend in the first quarter of 2023. During the year ended December 31, 2022, we paid a total of $0.42 per common share, or $11.1 million. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our revolving credit facility (the “Revolving Credit Facility”) provides for a $400 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The Revolving Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Revolving Credit Facility includes an accordion feature which allows us to increase availability by up to $200 million upon our request. At December 31, 2022, we were in compliance with all its covenants, and $400.0 million was available for borrowing.

Our UACL Credit and Security Agreement (the “UACL Credit Agreement”) provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The UACL Credit Agreement, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our UACL Credit Agreement includes an accordion feature which allows us to increase availability by up to $30 million upon our request. At December 31, 2022, we were in compliance with all its covenants, and $10.0 million was available for borrowing.

A wholly owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.27%.

Certain wholly owned subsidiaries entered into a $165.4 million term loan facility to repay outstanding balances under a then-existing term loan and certain other real estate notes (the “Real Estate Facility”). The Real Estate Facility matures on April 29, 2032 and is secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The Real Estate Facility includes customary affirmative and negative covenants, and principal and interest is payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At December 31, 2022, we were in compliance with all covenants under the facility.

We also maintain a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the margin facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of December 31, 2022, and the maximum available borrowings were $5.1 million.

Discussion of Cash Flows

At December 31, 2022, we had cash and cash equivalents of $47.2 million compared to $13.9 million at December 31, 2021. Operating activities provided $213.4 million in net cash, and we used $103.7 million in investing activities and $78.2 million in financing activities.

The $213.4 million in net cash provided by operations was primarily attributed to $168.6 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, amortization and write-off of debt issuance costs, gains on marketable equity securities and equipment sales, stock-based compensation, provisions for doubtful accounts and a change in deferred income taxes totaling $118.9 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $74.1 million. The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, an increase in trade accounts receivable, and decreases in trade accounts payable, accruals for insurance and claims, and in accrued expenses and other current liabilities. These were partially offset by decreases in other receivables and in prepaid expenses and other assets, and increases in income taxes payable and other long-term liabilities. Affiliate transactions increased net cash provided by operating activities by $2.6 million. The increase in net cash resulted from an increase in accounts payable to affiliates of $2.8 million, partially offset by an increase in accounts receivable from affiliates of $0.2 million.

The $103.7 million in net cash used in investing activities consisted of $117.1 million in capital expenditures and $0.9 million in marketable securities purchases. These uses were partially offset by $14.3 million in proceeds from the sale of equipment.

We used $78.2 million in financing activities. During the year we paid cash dividends of $13.9 million, $14.3 million for purchases of common stock and $4.4 million in capitalized financing costs. We had outstanding borrowings totaling $382.9 million at December 31, 2022 compared to $428.4 million at December 31, 2021. During the year also we made net repayments on our revolving lines of credit totaling $163.3 million and term loan, and equipment and real estate note payments totaling $221.9 million. We also borrowed $339.6 million during the period to repay outstanding balances under a then-existing term loan and certain other real estate notes, and for new equipment.

Contractual Obligations

As of December 31, 2022, we had contractual obligations related to our long-term debt of $316.8 million and $59.4 million for principal borrowings and interest, respectively, which become due through 2032. See Item 8, Note 8 to the Consolidated Financial Statements for additional information regarding our debt obligations. We also have contractual obligations for operating leases commitments and purchase commitments related to agreements to purchase equipment. See Item 8, Note 12 and Note 15, respectively, to the Consolidated Financial Statements for additional information regarding lease obligations and purchase commitments.

Off-Balance Sheet Arrangements

None.

Legal Matters

We are subject to various legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty. We accrue for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We use judgment and evaluate, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings is inherently uncertain, so typically a loss cannot be precisely estimated. Accordingly, if the outcome of legal proceedings is different than is anticipated by us, we would have to record the matter at the actual amount at which it was resolved, in the period resolved, impacting our results of operations and financial position for the period. See Item 8, Note 15 to the Consolidated Financial Statements.

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

We establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. As of December 31, 2022 and 2021, we had accruals of $14.3 million and $23.0 million, respectively, for estimated claims net of insurance receivables. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows. Based on our 2022 reserve for claims incurred but not reported, a 10% increase in claims incurred but not reported, would increase our insurance and claims expense by approximately $0.5 million.

Valuation of Long-Lived Assets, including Goodwill and Intangible Assets

At both December 31, 2022 and 2021, our goodwill balance was $170.7 million. We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment during the third quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill.

During each of the third quarters of 2022 and 2021, we completed our goodwill impairment testing by performing a quantitative assessment using the income approach for each of our reporting units with goodwill. The determination of the fair value of the reporting units requires us to make estimates and assumptions related to future revenue, operating income and discount rates. Based on the results of this test, no impairment loss was recognized. There were no triggering events identified from the date of our assessment through December 31, 2022 that would require an update to our annual impairment test.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under our revolving credit and term loan agreements, our real estate facility, and margin facility, all of which charge interest at floating rates. Borrowings under the credit agreements with each of the banks bear interest at Term SOFR or a base rate, plus an applicable margin. Our margin facility bears interest at Term SOFR plus 1.10%. As of December 31, 2022, we had total variable interest rate borrowings of $234.7 million. Assuming variable rate debt levels remain at $234.7 million for a full year, a 100 basis point increase in interest rates on our variable rate debt would increase interest expense approximately $2.3 million annually.

In connection with the Real Estate Facility, we entered into interest rate swap agreements to fix a portion of the interest rate on our variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $93.3 million. At December 31, 2022, the fair value of the swap agreement was an asset of $2.9 million. Since the swap agreements qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax.

Included in cash and cash equivalents is approximately $13,000 in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Exposure to market risk for fluctuations in fuel prices also relates to a small portion of our transportation service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position. Based upon our 2022 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expense on company owned tractors by approximately $5.5 million.

Equity Securities Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $10.0 million at December 31, 2022 from $8.0 million at December 31, 2021. The increase resulted from an increase in the market value of the portfolio of approximately $1.1 million and purchases of marketable securities totaling approximately $0.9 million. There were no sales of marketable equity securities during the year. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.0 million. For additional information with respect to the marketable equity securities, see Item 8, Note 4 to the Consolidated Financial Statements.

Foreign Exchange Risk

In the years ended December 31, 2022 and 2021, 1.9% and 1.7%, respectively, of our revenues were derived from services provided outside the United States, principally in Mexico, Canada and Colombia. Exposure to market risk for changes in foreign currency exchange rates relates primarily to selling services and incurring costs in currencies other than the local currency and to the carrying value of net investments in foreign subsidiaries. As a result, we are exposed to foreign currency exchange rate risk due primarily due to translation of the accounts of our Mexican, Canadian and Colombian operations from their local currencies into U.S. dollars and also to the extent we engage in cross-border transactions. The majority of our exposure to fluctuations in the Mexican peso, Canadian dollar, and Colombian peso is naturally hedged since a substantial portion of our revenues and operating costs are denominated in each country’s local currency. Based on 2022 expenditures denominated in foreign currencies, a 10% decrease in the exchange rates would increase our annual operating expenses by approximately $2.7 million. Historically, we have not entered into financial instruments for trading or speculative purposes. Short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized by ongoing settlement of intercompany trading obligations.

The net investments in our Mexican, Canadian and Colombian operations are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in our statement of shareholders’ equity. Adjustments from the translation of the net investment in these operations decreased equity by approximately $1.0 million for the year ended December 31, 2022.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Universal Logistics Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Logistics Holdings, Inc. (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2023 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Analysis – Contract Logistics and Intermodal Reporting Units

As described further in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually (in the third fiscal quarter) or more frequently, whenever events occur, or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. The determination of the fair value of the reporting units requires the Company to make estimates and assumptions related to future revenue, operating income and discount rates. The Company’s consolidated goodwill balance was $170.1 million as of December 31, 2022, which is allocated to the Company’s four reporting units. As of December 31, 2022, $56.3 million of goodwill was recorded in their Contract Logistics segment and $101.1 million in their Intermodal segment. We identified the annual goodwill impairment assessment of the Contract Logistics and Intermodal segments as a critical audit matter.

The principal consideration for our determination that the annual goodwill impairment assessment of the Contract Logistics and Intermodal segments is a critical audit matter is a high degree of auditor judgement necessary in evaluating the reasonableness of the fair value of the reporting units. The fair value estimate is sensitive to significant assumptions made by management in the discounted cash flow analyses specifically, forecasts of future revenue, operating income and discount rates.

Our audit procedures related to the goodwill impairment assessment of the Contract Logistics and Intermodal segments included the following, among others.

•
We tested the design and operating effectiveness of controls relating to management’s valuation of goodwill, including the control over the determination of key inputs such as the forecasting of revenue, operating income and determination of the discount rate.
•
We compared management’s forecasts of future revenue and operating income to third-party industry projections and the Company’s historical operating results.
•
We utilized our valuation specialists with specialized skills and knowledge, to assess the reasonableness of the discount rates used in the models.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Southfield, Michigan

March 16, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Universal Logistics Holdings, Inc.

Warren, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”) of Universal Logistics Holdings, Inc. (the “Company”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Troy, Michigan

March 16, 2021

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2022 and 2021

(In thousands, except share data)

Assets	2022	2021
Current assets:
Cash and cash equivalents	$47,181	$13,932
Marketable securities	10,000	8,031
Accounts receivable – net of allowance for doubtful accounts of $14,308 and $7,841, respectively	350,720	341,398
Other receivables	25,146	26,318
Prepaid expenses and other	25,629	30,209
Due from affiliates	976	807
Total current assets	459,652	420,695
Property and equipment, net	391,154	345,583
Operating lease right-of-use asset	99,731	105,859
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $121,843 and $107,461, respectively	73,967	88,349
Deferred income taxes	1,394	2,060
Other assets	7,050	4,215
Total assets	$1,203,678	$1,137,491
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$87,138	$117,837
Current portion of long-term debt	65,303	61,160
Current portion of operating lease liabilities	28,227	24,566
Accrued expenses and other current liabilities	43,106	43,627
Insurance and claims	30,574	43,357
Due to affiliates	20,627	17,839
Income taxes payable	11,926	4,323
Total current liabilities	286,901	312,709
Long-term liabilities:
Long-term debt, net of current portion	313,197	366,188
Operating lease liability, net of current portion	77,600	85,984
Deferred income taxes	69,585	61,250
Other long-term liabilities	9,465	9,150
Total long-term liabilities	469,847	522,572
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 30,996,205 and 30,986,702 shares issued; 26,277,549 and 26,919,455 shares outstanding, respectively	30,997	30,988
Paid-in capital	4,852	4,639
Treasury stock, at cost; 4,718,656 and 4,067,247 shares	(96,706)	(82,385)
Retained earnings	513,589	356,071
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $726 and $(60), respectively	2,156	(178)
Foreign currency translation adjustments	(7,958)	(6,925)
Total shareholders’ equity	446,930	302,210
Total liabilities and shareholders’ equity	$1,203,678	$1,137,491

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Income

Years ended December 31, 2022, 2021 and 2020

(In thousands, except per share data)

	2022	2021	2020
Operating revenues:
Truckload services, including related party amounts of $933, $660 and $947, respectively	$230,696	$248,878	$201,419
Brokerage services	368,880	401,823	336,365
Intermodal services	591,946	473,059	393,633
Dedicated services	324,589	204,102	127,510
Value-added services	499,345	423,118	332,156
Total operating revenues	2,015,456	1,750,980	1,391,083
Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $1,072, $1,695 and $22, respectively	847,414	824,789	674,143
Direct personnel and related benefits, including related party amounts of $51,879, $42,371 and $27,532, respectively	522,659	456,643	337,618
Operating supplies and expenses, including related party amounts of $7,597, $3,887 and $826, respectively	177,440	149,394	111,056
Commission expense	40,288	33,894	26,661
Occupancy expense, including related party amounts of $12,220, $12,384 and $12,925, respectively	41,286	37,286	34,586
General and administrative, including related party amounts of $11,801, $8,923 and $5,688, respectively	46,528	39,648	33,267
Insurance and claims, including related party amounts of $15,754, $17,997 and $16,542, respectively	22,749	38,829	19,252
Depreciation and amortization	76,657	67,537	74,141
Total operating expenses	1,775,021	1,648,020	1,310,724
Income from operations	240,435	102,960	80,359
Interest income	132	43	47
Interest expense	(16,288)	(11,642)	(14,626)
Other non-operating income (expense)	1,143	7,220	(1,870)
Income before income taxes	225,422	98,581	63,910
Income tax expense	56,790	24,848	15,778
Net income	$168,632	$73,733	$48,132
Earnings per common share:
Basic	$6.37	$2.74	$1.78
Diluted	$6.37	$2.74	$1.78
Weighted average number of common shares outstanding:
Basic	26,469	26,919	26,997
Diluted	26,489	26,929	27,000
Dividends declared per common share	$0.42	$0.42	$0.21

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2022, 2021 and 2020

(In thousands, except per share data)

	2022	2021	2020
Net Income	$168,632	$73,733	$48,132
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $786, $82 and $(110), respectively	2,334	298	(371)
Foreign currency translation adjustments	(1,033)	(251)	(2,769)
Total other comprehensive income (loss)	1,301	47	(3,140)
Total comprehensive income	$169,933	$73,780	$44,992

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$168,632	$73,733	$48,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,657	67,537	74,141
Noncash lease expense	29,406	26,058	27,827
Amortization of debt issuance costs	545	480	589
(Gain) loss on marketable equity securities	(1,044)	(1,500)	1,574
Gain on disposal of property and equipment	(5,442)	(1,202)	(734)
Write-off of debt issuance costs	583	—	—
Stock-based compensation	222	162	195
Provision for doubtful accounts	9,775	6,315	5,165
Deferred income taxes	8,215	(3,197)	(3,278)
Change in assets and liabilities:
Trade and other accounts receivable	(16,266)	(92,968)	(58,090)
Prepaid income taxes, prepaid expenses and other assets	4,702	(7,074)	(542)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	(37,524)	36,635	26,729
Principal reduction in operating lease liabilities	(27,991)	(24,650)	(26,654)
Due to/from affiliates, net	2,619	1,163	2,728
Other long-term liabilities	316	1,788	1,554
Net cash provided by operating activities	213,405	83,280	99,336
Cash flows from investing activities:
Capital expenditures	(117,099)	(38,841)	(90,710)
Proceeds from the sale of property and equipment	14,281	5,605	4,189
Purchases of marketable securities	(925)	(114)	(361)
Proceeds from sale of marketable securities	—	117	1,622
Acquisitions of businesses	—	—	(1,295)
Net cash used in investing activities	(103,743)	(33,233)	(86,555)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	443,987	408,478	395,717
Repayments of debt - revolving debt	(607,244)	(396,547)	(395,616)
Proceeds from borrowing - term debt	339,641	15,967	63,902
Repayments of debt - term debt	(221,944)	(61,151)	(62,038)
Borrowing under margin account	—	—	256
Repayments under margin account	—	—	(256)
Dividends paid	(13,941)	(11,305)	(5,731)
Purchases of treasury stock	(14,321)	—	(5,138)
Capitalized financing costs	(4,417)	—	(46)
Net cash used in financing activities	(78,239)	(44,558)	(8,950)
Effect of exchange rate changes on cash and cash equivalents	1,826	(320)	(2,794)
Net increase in cash	33,249	5,169	1,037
Cash and cash equivalents – January 1	13,932	8,763	7,726
Cash and cash equivalents – December 31	$47,181	$13,932	$8,763

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows - Continued

Years ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
Supplemental cash flow information:
Cash paid for interest	$14,331	$11,223	$14,039
Cash paid for income taxes	$40,886	$36,173	$3,784

Non-cash financing activities:
During each of the years ended December 31, 2021 and 2020, the Company had non-cash activities resulting from $2.8 million of declared dividends that were unpaid as of the end of each year.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2022, 2021 and 2020

(In thousands)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2019	$30,972	$4,298	$(77,247)	$251,204	$(4,010)	$205,217
Net income	—	—	—	48,132	—	48,132
Other comprehensive income	—	—	—	—	(3,140)	(3,140)
Dividends paid ($0.105 per share)	—	—	—	(2,866)	—	(2,866)
Dividends payable ($0.105 per share)	—	—	—	(2,827)	—	(2,827)
Stock based compensation	9	186	—	—	—	195
Purchases of treasury stock	—	—	(5,138)	—	—	(5,138)
Balances – December 31, 2020	$30,981	$4,484	$(82,385)	$293,643	$(7,150)	$239,573
Net income	—	—	—	73,733	—	73,733
Other comprehensive loss	—	—	—	—	47	47
Dividends paid ($0.315 per share)	—	—	—	(8,479)	—	(8,479)
Dividends payable ($0.105 per share)	—	—	—	(2,826)	—	(2,826)
Stock based compensation	7	155	—	—	—	162
Balances – December 31, 2021	$30,988	$4,639	$(82,385)	$356,071	$(7,103)	$302,210
Net income	—	—	—	168,632	—	168,632
Other comprehensive income	—	—	—	—	1,301	1,301
Dividends paid ($0.42 per share)	—	—	—	(11,114)	—	(11,114)
Stock based compensation	9	213	—	—	—	222
Purchases of treasury stock	—	—	(14,321)	—	—	(14,321)
Balances – December 31, 2022	$30,997	$4,852	$(96,706)	$513,589	$(5,802)	$446,930

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(1)
Summary of Significant Accounting Policies
(a)
Business

Universal Logistics Holdings, Inc. (“Universal” or the “Company”), is a holding company that owns subsidiaries engaged in providing a variety of customized transportation and logistics solutions throughout the United States, and in Mexico, Canada and Colombia. Our operating subsidiaries provide our customers with supply chain solutions that can be scaled to meet their changing demands. We offer our customers a broad array of services across their entire supply chain, including truckload, brokerage, intermodal, dedicated and value-added services. Our customized solutions and flexible business model are designed to provide us with a highly variable cost model.

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

December 31, 2022, 2021 and 2020

(1)
Summary of Significant Accounting Policies—continued
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

(e)
Marketable Securities

Marketable equity securities are measured at fair value, with changes in fair value recognized in net income. At December 31, 2022 and 2021, the Company’s marketable securities, all of which are available-for-sale, consist of common and preferred stocks with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends are included in other non-operating income (expense). See Note 4 “Marketable Securities” for further information on our portfolio.

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

At December 31, inventory consists of the following (in thousands):

	2022	2021
Finished goods	$8,321	$10,625
Raw materials and supplies	3,040	3,479
Total	$11,361	$14,104

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

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

The amounts recorded for depreciation expense were $62.3 million, $53.6 million, and $58.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

(i)
Intangible Assets

Intangible assets subject to amortization consist of agent and customer relationships, customer contracts, tradenames, non-competition agreements, and trademarks that have been acquired in business combinations. These assets are amortized either over the period of economic benefit or on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of these intangible assets range from three to nineteen years. During 2022, we adopted a plan to phase out the Westport trademark. As a result the useful life of the trademark asset changed from indefinite to definite.

Our identifiable intangible assets as of December 31, 2022 and 2021 are as follows (in thousands):

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite Lived Intangibles:
Agent and customer relationships	$165,990	$92,536	$73,454	$165,990	$81,198	$84,792
Customer contracts	20,600	20,600	—	20,600	20,600	—
Tradenames	4,000	4,000	—	4,000	4,000	—
Non-compete agreements	2,720	2,207	513	2,720	1,663	1,057
Trademarks	2,500	2,500	—	—	—	—
Indefinite Lived Intangibles:
Trademarks	—	—	—	2,500	—	2,500
Total Identifiable Intangible Assets	$195,810	$121,843	$73,967	$195,810	$107,461	$88,349

Estimated amortization expense by year is as follows (in thousands):

2023	$12,670
2024	10,207
2025	9,555
2026	8,745
2027	8,227
Thereafter	24,563
Total	$73,967

The amounts recorded for amortization expense were $14.4 million, $13.9 million, and $15.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(1)
Summary of Significant Accounting Policies—continued
(j)
Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, or ASC, Topic 350 “Intangibles – Goodwill and Other”, we are required to test goodwill for impairment annually (in our third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We have the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. During the third quarter of 2022, we completed our goodwill impairment testing by performing a quantitative assessment using the income approach for each of our reporting units with goodwill. The determination of the fair value of the reporting units requires us to make estimates and assumptions related to future revenue, operating income and discount rates. Based on the results of this test, no impairment loss was recognized.

At both December 31, 2022 and 2021, $56.3 million of goodwill was recorded in our contract logistics segment, $101.1 million in our intermodal segment, $9.8 million in our trucking segment and $3.5 million in our company-managed brokerage segment.

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

(m)
Fair Value of Financial Instruments

For cash equivalents, accounts receivables, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily redeemable or short‑term in nature and the liabilities are short-term in nature. Marketable securities, consisting of equity securities, are carried at fair market value as determined by quoted market prices. Our revolving credit and term loan agreements consist of variable rate borrowings. The carrying value of these borrowings approximates fair value because the applicable interest rates are adjusted frequently based on short-term market rates. For our equipment promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. See Note 9 “Fair Value Measurement and Disclosures” for further information.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(1)
Summary of Significant Accounting Policies—continued
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

We are the primary obligor when rendering services and assume the corresponding credit risk with customers. We have discretion in setting sales prices and, as a result, our earnings may vary. In addition, we have discretion to choose and negotiate terms with our multiple suppliers for the services ordered by our customers. This includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis. Fuel surcharges, where separately identifiable, of $168.6 million, $96.9 million and $67.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, are included in operating revenues.

See Note 3, “Revenue Recognition,” for more information on revenue recognition.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

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

(r)
Stock Based Compensation

We record compensation expense for the grant of stock based awards. Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period (generally the vesting period of the grant). See Note 14 “Stock Based Compensation” for further information.

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

We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2019. In addition, we file income tax returns in various state, local and foreign jurisdictions. Historically, we have been responsible for filing separate state, local and foreign income tax returns for our self and our subsidiaries. We are no longer subject to state or foreign jurisdiction income tax examinations for years before 2018 and 2017, respectively.

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

December 31, 2022, 2021 and 2020

(1)
Summary of Significant Accounting Policies—continued
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

(u)
Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our customers are generally concentrated in the automotive, retail and consumer goods, metals, energy and manufacturing industries. During the fiscal years ended December 31, 2022, 2021 and 2020, aggregate sales in the automotive industry totaled 36%, 31% and 29% of revenue, respectively. In 2022, 2021 and 2020, General Motors accounted for approximately 16%, 13% and 14% of our total operating revenues, respectively. In 2022, 2021 and 2020, sales to our top 10 customers, including General Motors, totaled 42%, 38% and 38%, respectively.

(2)
Recent Accounting Pronouncements

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

December 31, 2022, 2021 and 2020

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses and other - contract assets	$839	$2,023

We generally receive payment for performance obligations within 45 days of completion of transportation services and 65 days for completion of value-added services. Contract assets in the table above generally relate to revenue in-transit at the end of the reporting period.

See also Note 17 for additional information on revenue reported by segment and by geographic region.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(4)
Marketable Securities

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note 10.

The following table sets forth market value, cost, and unrealized gains (losses) on equity securities at December 31 (in thousands):

	2022	2021
Fair value	$10,000	$8,031
Cost basis	7,351	6,426
Unrealized gains (losses)	$2,649	$1,605

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities at December 31 (in thousands):

	2022	2021
Gross unrealized gains	$3,513	$2,574
Gross unrealized losses	(864)	(969)
Net unrealized gains (losses)	$2,649	$1,605

The following table shows the Company’s net realized gains (losses) on marketable equity securities (in thousands):

	2022	2021	2020
Realized gain (loss)
Sale proceeds	$—	$117	$1,622
Cost basis of securities sold	—	92	1,641
Realized gain (loss)	$—	$25	$(19)

Realized gain (loss), net of taxes	$—	$19	$(14)

The Company did not sell marketable equity securities during the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, our marketable equity securities portfolio experienced net unrealized pre-tax gains in market value of approximately $1,044,000 and $1,475,000, respectively, which were reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(5)
Accounts Receivable

Accounts receivable amounts appearing in the consolidated financial statements include both billed and unbilled receivables. We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $70.9 million and $65.0 million at December 31, 2022 and 2021, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts. Following is a summary of the activity in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2022	2021	2020
Balance at beginning of year	$7,841	$5,140	$2,545
Provision for doubtful accounts	9,775	6,315	5,165
Uncollectible accounts written off	(3,308)	(3,614)	(2,570)
Balance at end of year	$14,308	$7,841	$5,140

(6)
Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2022	2021
Transportation equipment	$405,731	$340,079
Land, buildings and related assets	175,874	179,870
Other operating assets	128,237	122,755
Information technology equipment	28,553	34,860
Construction in process	4,990	1,852
Total property and equipment	743,385	679,416
Less accumulated depreciation	(352,231)	(333,833)
Total property and equipment, net	$391,154	$345,583

(7)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following items at December 31 (in thousands):

	2022	2021
Accrued payroll	$15,889	$13,645
Accrued payroll taxes	2,124	7,132
Driver escrow liabilities	4,101	3,754
Legal settlements and claims	5,850	9,350
Commissions, other taxes and other	15,142	9,746
Total	$43,106	$43,627

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(8)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at	December 31,
	December 31, 2022	2022	2021
Outstanding Debt:
Revolving Credit Facility (1) (2)	5.71%	$—	$163,257
UACL Credit Agreement (2)
Term Loan	6.21%	79,000	—
Revolver	6.21%	—	—
Equipment Financing (3)	2.25% to 7.27%	148,177	103,298
Real Estate Facility (4)	6.48%	155,705	—
Margin Facility (5)	5.46%	—	—
Debt paid upon refinancing:
Term Loan (1) (4)	NA	—	120,000
Real Estate Notes (4)	NA	—	41,887
Unamortized debt issuance costs		(4,382)	(1,094)
		378,500	427,348
Less current portion of long-term debt		65,303	61,160
Total long-term debt, net of current portion		$313,197	$366,188

(1) On September 30, 2022, we amended our Revolving Credit Facility by increasing the revolving credit commitment to up to $400 million. Borrowings under the Revolving Credit Facility may now be made until and mature on September 30, 2027, and bear interest at index-adjusted SOFR or a base rate plus an applicable margin for each based on the Company’s leverage ratio. The term loan proceeds were advanced on November 27, 2018, and the Company repaid in full its then outstanding balance on the term loan on April 29, 2022. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At December 31, 2022, we were in compliance with all covenants under the facility, and $400.0 million was available for borrowing on the revolver.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(8)
Debt—continued

(2) Our UACL Credit and Security Agreement (the “UACL Credit Agreement”) provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver. Term loan proceeds were advanced on September 30, 2022 and used to repay existing indebtedness under the Revolving Credit Facility. The term loan matures on September 30, 2027 and will be repaid in consecutive quarterly installments, as defined in the UACL Credit Agreement, commencing December 31, 2022. The remaining term loan balance is due at maturity. Borrowings under the revolving credit facility may be made until and mature on September 30, 2027. Borrowings under the UACL Credit Agreement bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin for each based on the borrower’s leverage ratio. The UACL Credit Agreement is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The UACL Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At December 31, 2022, we were in compliance with all covenants under the facility, and $10.0 million was available for borrowing on the revolver.

(3) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.27%.

(4) Our Real Estate Facility provided for a $165.4 million term loan, the full amount of which was advanced on April 29, 2022. The Company used the facility’s proceeds to repay the outstanding balances under the term loan portion of the Revolving Credit Facility and certain other Real Estate Note obligations. The facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At December 31, 2022, we were in compliance with all covenants under the facility.

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At December 31, 2022, the maximum available borrowings under the line of credit were $5.1 million.

The following table reflects the maturities of our principal repayment obligations as of December 31, 2022 (in thousands):

Years Ending December 31	Revolving Credit Facility	UACL Term Loan	UACL Revolver	Equipment Financing	Real Estate Financing	Margin Facility	Total
2023	$—	$4,500	$—	$45,028	$16,535	$—	$66,063
2024	—	6,000	—	38,725	16,535	—	61,260
2025	—	6,500	—	27,895	16,535	—	50,930
2026	—	8,000	—	22,535	16,535	—	47,070
2027	—	54,000	—	13,964	16,535	—	84,499
Thereafter	—	—	—	30	73,030	—	73,060
Total	$—	$79,000	$—	$148,177	$155,705	$—	$382,882

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $93.3 million. At December 31, 2022, the fair value of the swap agreement was an asset of $2.9 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 9, “Fair Value Measurement and Disclosures” for additional information pertaining to interest rate swaps.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(9)
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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$13	$—	$—	$13
Marketable securities	10,000	—	—	10,000
Interest rate swap	—	2,882	—	2,882
Total Assets	$10,013	$2,882	$—	$12,895

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$10	$—	$—	$10
Marketable securities	8,031	—	—	8,031
Total Assets	$8,041	$—	$—	$8,041

Liabilities
Interest rate swaps	$—	$238	$—	$238
Total Liabilities	$—	$238	$—	$238

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(9)
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
•
Interest rate swaps – The fair value of our interest rate swap is determined using a methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. The fair value measurement also incorporates credit valuation adjustments reflecting both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk.

Our Revolving Credit Facility, facilities under the UACL Credit Agreement, and our Real Estate Facility all consists of variable rate borrowings. Our prior Term Loan and Real Estate Notes paid upon refinancing also consisted of variable rate borrowings. We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy. The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our equipment promissory notes with fixed rates, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying values and estimated fair values of these promissory notes at December 31, 2022 is summarized as follows:

	2022
	Carrying Value	Estimated Fair Value
Equipment promissory notes	$148,177	$143,530

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(10)
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

Universal also purchases other services from companies owned or controlled by our controlling shareholder. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the years ended December 31 (in thousands):

	2022	2021	2020
Insurance	$73,398	$65,076	$47,133
Real estate rent and related costs	12,220	12,384	12,925
Administrative support services	6,036	4,215	2,629
Truck fuel, maintenance and other operating costs	7,597	3,887	826
Contracted transportation services	1,072	1,695	22
Total	$100,323	$87,257	$63,535

We pay the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliate’s trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.

We lease 29 facilities from related parties. Our occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly. Leasing properties from a related party affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 12, “Leases” for further information regarding the cost of leased properties.

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company owned by our controlling shareholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At December 31, 2022 and 2021, there were $16.2 million and $20.4 million, respectively, included in each of these accounts for insured claims with an affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction-basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At December 31, 2022 and 2021, amounts due to affiliates were $20.6 million and $17.8 million, respectively.

During the 2022, we purchased used tractors from an affiliate totaling $4.7 million. During 2021, we contracted with an affiliate to provide real property improvements for us totaling $956,000.

In June 2022, we executed a real estate contract with an affiliate to acquire a multi-building, office complex located in Warren, Michigan for $8.3 million. The purchase price was established by an independent, third-party appraisal. During 2022, the Company made an initial deposit of $200,000 and paid the balance at closing in the first quarter of 2023.

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

	2022	2021	2020
Contracted transportation services	$663	$660	$947
Facilities and related support	240	—	—
Total	$903	$660	$947

At December 31, 2022 and 2021, amounts due from affiliates were $1.0 million and $0.8 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(10)
Transactions with Affiliates—continued

In May 2022, we sold an inactive Mexican subsidiary to an affiliate for approximately $0.1 million. The purchase price was based on the book value of the net assets sold in the transaction, and as such, no gain or loss was recorded.

On May 13, 2022, the Company commenced a “Dutch auction” tender offer to repurchase up to 100,000 shares of the Company’s outstanding common stock at a price of not greater than $28.00 nor less than $25.00 per share. Following the expiration of the tender offer on June 15, 2022, we accepted 164,189 shares, including 64,189 oversubscribed shares tendered, of our common stock for purchase at $28.00 per share, for a total purchase price of approximately $4.6 million, excluding fees and expenses related to the offer. The total number of shares purchased in the tender offer includes 5,000 shares tendered by a director of the Company, Mr. H.E. “Scott” Wolfe. We paid for the accepted shares with available cash and funds borrowed under our existing line of credit

(11)
Income Taxes

A summary of income (loss) related to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operations
U.S. Domestic	$221,347	$96,636	$63,416
Foreign	4,075	1,945	494
Total pre-tax income	$225,422	$98,581	$63,910

The provision (benefit) for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2022	2021	2020
Current:
U.S. Federal	$33,883	$24,394	$14,446
State	14,277	3,604	3,694
Foreign	354	—	864
Total current	48,514	27,998	19,004
Deferred:
U.S. Federal	11,530	(4,231)	(2,221)
State	(4,055)	984	(96)
Foreign	801	97	(909)
Total deferred	8,276	(3,150)	(3,226)
Total	$56,790	$24,848	$15,778

On March 27, 2020, the CARES Act was signed into law that was aimed at providing emergency assistance for individuals, families, and businesses affected by COVID-19. Among other things, the CARES Act includes provisions allowing for the deferral of the employer portion of social security payments. The Company took advantage of this provision and deferred the cash payment of social security taxes. As of December 31, 2022 and 2021, the amount of deferred social security taxes was $0 and $5.1 million, respectively, which is included in accrued payroll taxes. The Company paid the balance of the deferred employer portion in 2022. See Note 7 “Accrued Expenses and Other Current Liabilities”.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(11)
Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2022	2021
Domestic deferred tax assets:
Allowance for doubtful accounts	$3,222	$1,720
Other assets	1,715	1,851
Accrued expenses	9,385	11,818
Total domestic deferred tax assets	$14,322	$15,389
Domestic deferred tax liabilities:
Prepaid expenses	$5,512	$3,067
Marketable securities	504	199
Intangible assets	21,124	24,159
Property and equipment	56,767	49,214
Total domestic deferred tax liabilities	$83,907	$76,639
Net domestic deferred tax liabilities	$69,585	$61,250
Foreign deferred tax assets
Net operating losses	$3,357	$4,196
Valuation allowance - foreign	(1,963)	(2,136)
Total foreign deferred tax asset	$1,394	$2,060
Net deferred tax liability	$68,191	$59,190

In assessing whether deferred tax assets may be realized in the future, management considers whether it is more likely than not that some portion of such tax assets will not be realized. The deferred tax assets and liabilities were reviewed separately by jurisdictions when measuring the need for valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the domestic deferred tax assets are expected to reverse, and our ability to generate future capital gains, management believes it is more likely than not that we will realize the benefits of these deductible differences. Thus, no valuation allowance has been established for the domestic deferred tax assets. We had foreign net operating loss carryforward associated with our Mexican subsidiary with a tax effect of $1.4 million and $2.0 million as of December 31, 2022 and 2021, respectively. The net operating loss carryforward will expire in 2030. Although realization is not assured, the Company has concluded that it is more likely than not that the deferred tax asset will be fully realized and as such no valuation allowance has been provided. At December 31, 2022 and 2021, we also had foreign net operating loss carryforwards associated with our Canadian and German subsidiaries with a tax effect of $1.7 million and $2.2 million, respectively. Based on the anticipated earnings projections, management had previously recorded a full valuation allowance for the deferred tax assets associated with these entities.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(11)
Income Taxes—continued

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2022	2021	2020
Federal statutory rate	21%	21%	21%
State, net of federal benefit	4%	4%	4%
Foreign	0%	0%	0%
Effective tax rate	25%	25%	25%

As of December 31, 2022, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.3 million. These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. At December 31, 2022, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months. As of December 31, 2022, the amount for both accrued interest and penalties was zero.

The changes in our gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2022	2021	2020
Unrecognized tax benefit – beginning of year	$226	$272	$279
Increases related to current year tax positions	52	35	30
Decreases related to prior year tax positions	(21)	(81)	(37)
Unrecognized tax benefit – end of year	$257	$226	$272

(12)
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

As of December 31, 2022, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of December 31, 2022, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(12)
Leases—continued

The following table summarizes our lease costs for the years ended December 31, 2022 and 2021, and related information (in thousands):

	December 31, 2022
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$9,526	$25,422	$34,948
Short-term lease cost	1,914	9,557	11,471
Variable lease cost	869	3,095	3,964
Sublease income	—	(113)	(113)
Total lease cost	$12,309	$37,961	$50,270

	December 31, 2021
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$9,806	$22,953	$32,759
Short-term lease cost	56	9,970	10,026
Variable lease cost	827	2,779	3,606
Sublease income	—	(1,470)	(1,470)
Total lease cost	$10,689	$34,232	$44,921

The following table summarizes other lease related information as of and for the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$9,248	$24,026	$33,274
Right-of-use asset change due to lease termination	$—	$(1,583)	$(1,583)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,080	$23,277	$24,357
Future right-of-use asset change due to a lease signed with a future commencement date	$—	$1,736	$1,736
Weighted-average remaining lease term (in years)	4.8	3.8	4.1
Weighted-average discount rate	6.9%	4.9%	5.5%

	December 31, 2021
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$9,423	$22,249	$31,672
Right-of-use asset change due to lease termination	$—	$(1,045)	$(1,045)
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,631	$26,086	$36,717
Future right-of-use asset change due to a lease signed with a future commencement date	$—	$10,926	$10,926
Weighted-average remaining lease term (in years)	5.5	4.4	4.8
Weighted-average discount rate	6.5%	5.1%	5.6%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(12)
Leases—continued

Future minimum lease payments under these operating leases as of December 31, 2022, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2023	$8,825	$24,194	$33,019
2024	8,629	20,196	28,825
2025	7,025	17,310	24,335
2026	4,458	14,112	18,570
2027	3,317	5,336	8,653
Thereafter	6,020	333	6,353
Total required lease payments	$38,274	$81,481	$119,755
Less amounts representing interest			(13,928)
Present value of lease liabilities			$105,827

(13)
Retirement Plans

We offer 401(k) defined contribution plans to our employees. The plans are administered by a company controlled by our principal shareholder and include different matching provisions ranging from zero to $2,080 per participant annually depending on which subsidiary or affiliate is involved. The total expense for contributions for 401(k) plans, including plans related to collective bargaining agreements, was $1.0 million, $0.7 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

In connection with a collective bargaining agreement that covered 13 Canadian employees at December 31, 2022, we are required to make defined contributions into the Canada Wide Industrial Pension Plan. At December 31, 2022 and 2021, the required contributions totaled approximately $40,000 and $32,000, respectively.

(14)
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

In May 2022, the Company granted 2,157 shares of common stock to non-employee directors. These restricted stock awards have a fair value of $23.17 per share, based on the closing price of the Company’s stock on the grant date, and vested immediately

In September 2021, the Company granted 2,355 shares of restricted stock to an employee of the Company. These restricted stock awards have a fair value of $20.46 per share, based on the closing price of the Company’s stock on the grant date. The shares will vest in five equal increments on each August 9 in 2022, 2023, 2024, 2025 and 2026, subject to continued employment with the Company.

In February 2020, the Company granted 5,000 shares of restricted stock to our Chief Financial Officer. These restricted stock awards have a fair value of $17.74 per share, based on the closing price of the Company’s stock on the grant date. The shares will vest on February 20, 2024, subject to his continued employment with the Company.

In January 2020, the Company granted 60,000 shares of restricted stock to our Chief Executive Officer. These restricted stock awards have a fair value of $18.82 per share, based on the closing price of the Company’s stock on the grant date. The shares will vest in installments of 20,000 shares on January 10, 2024 and January 10, 2026, and installments of 10,000 shares on January 10, 2027 and January 10, 2028, subject to his continued employment with the Company.

In February 2019, the Company granted 44,500 shares of restricted stock to certain of its employees, including 10,000 shares to our Chief Financial Officer. These restricted stock awards have a grant date fair value of $23.56 per share, based on the closing price of the Company’s stock, and any non-vested shares under the awards will vest in four equal increments on each February 20 in 2020, 2021, 2022 and 2023.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(14)
Stock Based Compensation—continued

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	81,105	$19.60
Granted	2,157	$23.17
Vested	(9,503)	$23.32
Forfeited	—	$—
Balance at December 31, 2022	73,759	$19.23

The total grant date fair value of vested shares recognized as compensation cost was $0.2 million during each of the years ended December 31, 2022, 2021 and 2020. Included in compensation cost during the year ended December 31, 2022 was approximately $50,000 recognized as a result of the grant of 2,157 shares of stock to non-employee directors. No such grants were made during the years ended December 31, 2021 or 2020. As of December 31, 2022, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize stock-based compensation expense of $0.2 million in 2023, $0.4 million in each 2024 and 2026, and $0.2 million in each 2027 and 2028.

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

At December 31, 2022, approximately 39% of our employees in the United States, Canada and Colombia are subject to collective bargaining agreements that are renegotiated periodically, of which 17% are subject to contracts that expire in 2023. Of our employees in Mexico, 80% are subject to such collective bargaining agreements, and our contract expiring in 2023 is currently being negotiated.

At December 31, 2022, our firm commitments to purchase equipment totaled $13.4 million.

(16)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the years ended December 31, 2022, 2021 and 2020, there were 19,837, 10,845 and 2,990 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

In each of the years ended December 31, 2021 and 2020, 65,000 shares were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. No such shares were excluded from the calculation of diluted earnings per share for the year ended December 31, 2022.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(17)
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

The following tables summarize information about our reportable segments for the fiscal years ended December 31, 2022, 2021 and 2020 (in thousands):

	Operating Revenues
	December 31,
	2022	2021	2020
Contract logistics	$823,934	$627,220	$459,666
Intermodal	591,946	473,059	393,633
Trucking	392,639	403,312	318,385
Company-managed brokerage	200,536	242,794	218,123
Other	6,401	4,595	1,276
Total operating revenues	$2,015,456	$1,750,980	$1,391,083

	Eliminated Inter-segment Revenues
	December 31,
	2022	2021	2020
Contract logistics	$(4,718)	$(530)	$(1,962)
Intermodal	(8,526)	(6,949)	(3,952)
Trucking	(208)	(12,311)	(7,605)
Company-managed brokerage	(3,668)	(2,364)	(2,042)
Total eliminated inter-segment revenues	$(17,120)	$(22,154)	$(15,561)

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2022, 2021 and 2020

(17)
Segment Reporting—continued

	Income from Operations
	December 31,
	2022	2021	2020
Contract logistics	$118,437	$44,809	$35,967
Intermodal	83,640	30,379	30,353
Trucking	27,564	19,607	16,413
Company-managed brokerage	9,993	7,122	(2,681)
Other	801	1,043	307
Total income from operations	$240,435	$102,960	$80,359

	Depreciation and Amortization
	December 31,
	2022	2021	2020
Contract logistics	$47,013	$33,504	$32,386
Intermodal	25,509	26,074	30,457
Trucking	2,146	5,979	9,259
Company-managed brokerage	137	379	444
Other	1,852	1,601	1,595
Total depreciation and amortization	$76,657	$67,537	$74,141

We provide a portfolio of transportation and logistics services to a wide range of customers throughout the United States and in Mexico, Canada and Colombia. Revenues attributed to geographic areas are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$1,977,339	$1,720,619	$1,360,935
Mexico	22,889	15,236	17,899
Canada	13,175	13,208	10,868
Colombia	2,053	1,917	1,381
Total	$2,015,456	$1,750,980	$1,391,083

Net long-lived assets by geographic area are presented in the table below (in thousands):

	Year Ended December 31,
	2022	2021
United States	$455,577	$416,868
Mexico	34,067	32,700
Canada	—	114
Colombia	1,241	1,760
Total	$490,885	$451,442

(18)
Subsequent Events

On February 9, 2023, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on March 6, 2023 and is expected to be paid on April 3, 2023. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022. The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Universal Logistics Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Universal Logistics Holdings, Inc. (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 16, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 16, 2023

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 26, 2023. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 26, 2023.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 26, 2023.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 26, 2023.

The following table presents information about equity plans under which equity securities of the Company are authorized for issuance at December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	73,759	$—	(1)	292,868
Equity compensation plans not approved by security holders	—	$—		—
Total	73,759	$—	(1)	292,868

(1)
Reflects shares to be issued under restricted stock bonus awards, which do not have an exercise price. As of December 31, 2022, the Company has no outstanding options, warrants or rights that require payment of an exercise price.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 26, 2023.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 26, 2023.

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

10.5

Confirmation of Transaction, dated April 29, 2022, between Fifth Third Bank, N.A. and UTSI Finance, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2022)

Exhibit No.	Description
10.6

Credit and Security Agreement dated as of November 27, 2018 among Universal Management Services, Inc., certain of its affiliates identified therein as Borrowers, certain subsidiaries of Universal Logistics Holdings, Inc., as guarantors, and KeyBank National Association as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2018)

10.7

First Amendment Agreement dated September 30, 2022 among Universal Management Services, Inc., certain of its affiliates identified therein as Borrowers, KeyBank National Association, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 3, 2022)

10.8

Credit and Security Agreement dated September 30, 2022 among UACL Logistics Holdings, LLC, certain of its affiliates identified therein as Borrowers, KeyBank National Association, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 3, 2022

10.9+	Employment Agreement between the Registrant and Tim Phillips (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2020)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm

23.2*	Consent of BDO USA LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

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

Date: March 16, 2023

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

Signatures	Title	Date

/s/ Tim Phillips	Chief Executive Officer	March 16, 2023
Tim Phillips	(Principal Executive Officer)
/s/ Jude Beres	Chief Financial Officer and Treasurer	March 16, 2023
Jude Beres	(Principal Financial and Accounting Officer)
/s/ Matthew T. Moroun	Chairman of the Board	March 16, 2023
Matthew T. Moroun
/s/ Matthew J. Moroun	Director	March 16, 2023
Matthew J. Moroun
/s/ Grant Belanger	Director	March 16, 2023
Grant Belanger
/s/ Frederick P. Calderone	Director	March 16, 2023
Frederick P. Calderone
/s/ Daniel J. Deane	Director	March 16, 2023
Daniel J. Deane
/s/ Clarence W. Gooden	Director	March 16, 2023
Clarence W. Gooden
/s/ Michael A. Regan	Director	March 16, 2023
Michael A. Regan
/s/ Richard P. Urban	Director	March 16, 2023
Richard P. Urban
/s/ H.E. “Scott” Wolfe	Director	March 16, 2023
H. E. “Scott” Wolfe