Form 10-Q
period 2023-04-01
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2023-05-11
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 8, 2023, was 26,287,973.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$76,775	$47,181
Marketable securities	9,987	10,000
Accounts receivable – net of allowance for credit losses of $14,744 and $14,308, respectively	332,407	350,720
Other receivables	28,186	25,146
Prepaid expenses and other	25,542	25,629
Due from affiliates	929	976
Total current assets	473,826	459,652
Property and equipment – net of accumulated depreciation of $349,852 and $352,231, respectively	406,473	391,154
Operating lease right-of-use asset	105,280	99,731
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $125,028 and $121,843, respectively	70,782	73,967
Deferred income taxes	1,394	1,394
Other assets	6,815	7,050
Total assets	$1,235,300	$1,203,678
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,659	$87,138
Current portion of long-term debt	67,544	65,303
Current portion of operating lease liabilities	29,146	28,227
Accrued expenses and other current liabilities	47,660	43,106
Insurance and claims	36,567	30,574
Due to affiliates	17,494	20,627
Income taxes payable	18,232	11,926
Total current liabilities	300,302	286,901
Long-term liabilities:
Long-term debt, net of current portion	310,180	313,197
Operating lease liabilities, net of current portion	82,534	77,600
Deferred income taxes	69,585	69,585
Other long-term liabilities	4,400	9,465
Total long-term liabilities	466,699	469,847
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 31,003,080 and 30,996,205 shares issued; 26,284,424 and 26,277,549 shares outstanding, respectively	31,003	30,997
Paid-in capital	5,007	4,852
Treasury stock, at cost; 4,718,656 shares	(96,706)	(96,706)
Retained earnings	535,706	513,589
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $449 and $726, respectively	1,336	2,156
Foreign currency translation adjustments	(8,047)	(7,958)
Total shareholders’ equity	468,299	446,930
Total liabilities and shareholders’ equity	$1,235,300	$1,203,678

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Operating revenues:
Truckload services	$46,401	$57,483
Brokerage services	68,673	107,172
Intermodal services	111,026	157,613
Dedicated services	85,232	75,487
Value-added services	126,064	126,106
Total operating revenues	437,396	523,861
Operating expenses:
Purchased transportation and equipment rent	156,085	232,131
Direct personnel and related benefits	139,752	136,667
Operating supplies and expenses	46,189	42,124
Commission expense	8,172	10,024
Occupancy expense	11,152	10,195
General and administrative	11,256	10,063
Insurance and claims	8,079	8,581
Depreciation and amortization	18,515	16,228
Total operating expenses	399,200	466,013
Income from operations	38,196	57,848
Interest income	752	—
Interest expense	(5,727)	(2,433)
Other non-operating income	15	953
Income before income taxes	33,236	56,368
Income tax expense	8,360	14,360
Net income	$24,876	$42,008
Earnings per common share:
Basic	$0.95	$1.56
Diluted	$0.95	$1.56
Weighted average number of common shares outstanding:
Basic	26,281	26,864
Diluted	26,314	26,865
Dividends declared per common share	$0.105	$0.105

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Net Income	$24,876	$42,008
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(277) and $82, respectively	(820)	241
Foreign currency translation adjustments	(89)	(2,834)
Total other comprehensive income (loss)	(909)	(2,593)
Total comprehensive income	$23,967	$39,415

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net income	$24,876	$42,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,515	16,228
Noncash lease expense	7,593	7,194
Loss (gain) on marketable equity securities	13	(949)
Gain on disposal of property and equipment	(902)	(1,079)
Amortization of debt issuance costs	189	120
Stock-based compensation	161	162
Provision for credit losses	2,130	1,848
Deferred income taxes	—	(81)
Change in assets and liabilities:
Trade and other accounts receivable	12,840	(55,994)
Prepaid expenses and other assets	(725)	(1,050)
Principal reduction in operating lease liabilities	(7,435)	(6,501)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	15,377	43,925
Due to/from affiliates, net	(3,086)	(2,524)
Other long-term liabilities	(5,065)	(2,187)
Net cash provided by operating activities	64,481	41,120
Cash flows from investing activities:
Capital expenditures	(31,336)	(6,047)
Proceeds from the sale of property and equipment	1,588	2,607
Net cash used in investing activities	(29,748)	(3,440)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	—	107,961
Repayments of debt - revolving debt	—	(122,200)
Proceeds from borrowing - term debt	15,949	4,344
Repayments of debt - term debt	(16,914)	(15,873)
Dividends paid	(2,759)	(5,646)
Purchases of treasury stock	—	(5,254)
Net cash used in financing activities	(3,724)	(36,668)
Effect of exchange rate changes on cash and cash equivalents	(1,415)	(22)
Net increase in cash	29,594	990
Cash and cash equivalents – beginning of period	47,181	13,932
Cash and cash equivalents – end of period	$76,775	$14,922
Supplemental cash flow information:
Cash paid for interest	$5,479	$2,336
Cash paid for income taxes	$1,477	$602

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2021	$30,988	$4,639	$(82,385)	$356,071	$(7,103)	$302,210
Net income	—	—	—	42,008	—	42,008
Comprehensive income (loss)	—	—	—	—	(2,593)	(2,593)
Dividends ($0.105 per share)	—	—	—	(2,819)	—	(2,819)
Purchases of treasury stock	—	—	(5,254)	—	—	(5,254)
Stock based compensation	7	155	—	—	—	162
Balances – April 2, 2022	$30,995	$4,794	$(87,639)	$395,260	$(9,696)	$333,714

Balances – December 31, 2022	$30,997	$4,852	$(96,706)	$513,589	$(5,802)	$446,930
Net income	—	—	—	24,876	—	24,876
Comprehensive income (loss)	—	—	—	—	(909)	(909)
Dividends ($0.105 per share)	—	—	—	(2,759)	—	(2,759)
Stock based compensation	6	155	—	—	—	161
Balances – April 1, 2023	$31,003	$5,007	$(96,706)	$535,706	$(6,711)	$468,299

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)
Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. and its wholly-owned subsidiaries (“Universal”) have been prepared by the Company’s management. In these notes, the terms “us,” “we,” “our,” or the “Company” refer to Universal and its consolidated subsidiaries. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2022 and 2021 and for each of the years in the three-year period ended December 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

Current Economic Conditions

The Company makes estimates and assumptions that affect reported amounts and disclosures included in its financial statements and accompanying notes and assesses certain accounting matters that require consideration of forecasted financial information. The Company's assumptions about future conditions important to these estimates and assumptions are subject to uncertainty, including the negative impact inflationary pressures can have on our operating costs. Prolonged periods of inflation could cause interest rates, equipment, maintenance, labor and other operating costs to continue to increase.

(2)
Recent Accounting Pronouncements

On January 1, 2023, the Company adopted ASU 2016-13, Accounting for Credit Losses (Topic 326). The ASU requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

To complement our available capacity, we provide customers with freight brokerage services by utilizing third-party transportation providers to move freight. Brokerage services also include full-service domestic and international freight forwarding and customs brokerage.

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

Transportation services are short-term in nature; agreements governing their provision generally have a term of one year or less. They do not contain significant financing components. The Company recognizes revenue over the period transportation services are provided to the customer, including service performed as of the end of the reporting period for loads currently in-transit, in order to recognize the value that is transferred to a customer over the course of the transportation service.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	April 1, 2023	December 31, 2022
Prepaid expenses and other - contract assets	$1,267	$839

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

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	April 1, 2023	December 31, 2022
Fair value	$9,987	$10,000
Cost basis	7,351	7,351
Unrealized gain	$2,636	$2,649

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	April 1, 2023	December 31, 2022
Gross unrealized gains	$3,519	$3,513
Gross unrealized losses	(883)	(864)
Net unrealized gains	$2,636	$2,649

The Company did not sell marketable equity securities during either of the thirteen-week week periods ended April 1, 2023 or April 2, 2022.

During the thirteen-week week periods ended April 1, 2023 and April 2, 2022, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $(13,000) and $949,000, respectively, which was reported in other non-operating income (expense) for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	April 1, 2023	December 31, 2022

Accrued payroll	$17,377	$15,889
Accrued payroll taxes	5,033	2,124
Driver escrow liabilities	4,147	4,101
Legal settlements and claims	5,850	5,850
Commissions, other taxes and other	15,253	15,142
Total	$47,660	$43,106

(6)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at April 1, 2023	April 1, 2023	December 31, 2022
Outstanding Debt:
Revolving Credit Facility (1) (2)	6.15%	$—	$—
UACL Credit Agreement (2)
Term Loan	6.65%	78,000	79,000
Revolver	6.65%	—	—
Equipment Financing (3)	2.25% to 7.27%	152,346	148,177
Real Estate Facility (4)	6.92%	151,571	155,705
Margin Facility (5)	5.90%	—	—
Unamortized debt issuance costs		(4,193)	(4,382)
		377,724	378,500
Less current portion of long-term debt		67,544	65,303
Total long-term debt, net of current portion		$310,180	$313,197

(1) On September 30, 2022, we amended our Revolving Credit Facility by increasing the revolving credit commitment to up to $400 million. Borrowings under the Revolving Credit Facility may now be made until maturity on September 30, 2027, and they bear interest at index-adjusted SOFR or a base rate plus an applicable margin for each based on the Company’s leverage ratio. The term loan proceeds were advanced on November 27, 2018, and the Company repaid in full its then outstanding balance on the term loan on April 29, 2022. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At April 1, 2023, we were in compliance with all covenants under the facility, and $400.0 million was available for borrowing on the revolver.

(2) Our UACL Credit and Security Agreement (the “UACL Credit Agreement”) provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver. Term loan proceeds were advanced on September 30, 2022 and used to repay existing indebtedness under the Revolving Credit Facility. The term loan matures on September 30, 2027 and will be repaid in consecutive quarterly installments, as defined in the UACL Credit Agreement, commencing December 31, 2022. The remaining term loan balance is due at maturity. Borrowings under the revolving credit facility may be made until maturity on September 30, 2027. Borrowings under the UACL Credit Agreement bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin for each based on the borrower’s leverage ratio. The UACL Credit Agreement is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The UACL Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At April 1, 2023, we were in compliance with all covenants under the facility, and $10.0 million was available for borrowing on the revolver.

(3) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.27%.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)
Debt – continued

(4) Our Real Estate Facility provides for a $165.4 million term loan, the full amount of which was advanced on April 29, 2022. The Company used the facility’s proceeds to repay then existing balances under a term loan portion of the Revolving Credit Facility and certain other real estate financing obligations. The facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At April 1, 2023, we were in compliance with all covenants under the facility.

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At April 1, 2023, the maximum available borrowings under the line of credit were $5.2 million.

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $90.8 million. At April 1, 2023, the fair value of the swap agreement was an asset of $1.8 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 7 for additional information pertaining to interest rate swaps.

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

Notes to Unaudited Consolidated Financial Statements - Continued

(7)
Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	April 1, 2023
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$23	$—	$—	$23
Marketable securities	9,987	—	—	9,987
Interest rate swap	—	1,785	—	1,785
Total	$10,010	$1,785	$—	$11,795

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$13	$—	$—	$13
Marketable securities	10,000	—	—	10,000
Interest rate swap	—	2,882	—	2,882
Total	$10,013	$2,882	$—	$12,895

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
•
Interest rate swap – The fair value of our interest rate swap is determined using a methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. The fair value measurement also incorporates credit valuation adjustments to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk.

Our Revolving Credit Facility and our Real Estate Facility consist of variable rate borrowings. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at April 1, 2023 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$152,346	$150,752

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

As of April 1, 2023, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of April 1, 2023, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

We did not separate lease and non-lease components of contracts for purposes of determining the right-of use lease asset and corresponding liability. Variable lease components that do not depend on an index or a rate, and variable nonlease components were also not contemplated in the calculation of the right-of-use asset and corresponding liability. For facility leases, variable lease costs include the costs of common area maintenance, taxes, and insurance for which we pay the lessors an estimate that is adjusted to actual expense on a quarterly or annual basis depending on the underlying contract terms. For equipment leases, variable lease costs may include additional fees associated with using equipment in excess of estimated amounts. Leases with an initial term of 12 months or less, short-term leases, are not recorded on the balance sheet. Lease expense for short-term and long-term operating leases is recognized on a straight-line basis over the lease term.

The following table summarizes our lease costs for the thirteen weeks ended April 1, 2023 and April 2, 2022 (in thousands):

	Thirteen Weeks Ended April 1, 2023
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,411	$6,619	$9,030
Short-term lease cost	7	4,029	4,036
Variable lease cost	199	599	798
Sublease income	—	—	—
Total lease cost	$2,617	$11,247	$13,864

	Thirteen Weeks Ended April 2, 2022
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,352	$6,278	$8,630
Short-term lease cost	647	4,241	4,888
Variable lease cost	194	907	1,101
Sublease income	—	(85)	(85)
Total lease cost	$3,193	$11,341	$14,534

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Leases – continued

The following table summarizes other lease related information as of and for the thirteen week periods ended April 1, 2023 and April 2, 2022 (in thousands):

	April 1, 2023
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$2,382	$6,499	$8,881
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$12,188	$12,188
Right-of-use assets change due to lease termination	$(64)	$—	$(64)
Weighted-average remaining lease term (in years)	4.7	3.8	4.1
Weighted-average discount rate	7.1%	5.2%	5.8%

	April 2, 2022
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$2,265	$5,640	$7,905
Right-of-use assets obtained in exchange for new operating lease liabilities	$344	$14,384	$14,728
Right-of-use asset change due to lease termination	$—	$(1,370)	$(1,370)
Weighted-average remaining lease term (in years)	5.4	4.3	4.6
Weighted-average discount rate	6.6%	4.7%	5.4%

Future minimum lease payments under these operating leases as of April 1, 2023, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2023 (remaining)	$6,608	$19,758	$26,366
2024	8,835	23,073	31,908
2025	7,239	20,231	27,470
2026	4,680	16,940	21,620
2027	3,546	8,158	11,704
Thereafter	6,556	1,335	7,891
Total required lease payments	$37,464	$89,495	$126,959
Less amounts representing interest			(15,279)
Present value of lease liabilities			$111,680

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)
Transactions with Affiliates

In the ordinary course of business, companies owned or controlled by our controlling shareholder, Matthew T. Moroun, provide us with certain supplementary administrative support services, including legal, human resources, tax, and IT infrastructure services. Universal’s audit committee reviews and approves related party transactions. The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from companies owned or controlled by our controlling shareholder. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the thirteen weeks ended April 1, 2023 and April 2, 2022 (in thousands):

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022

Insurance	$20,256	$17,496
Real estate rent and related costs	3,266	3,099
Administrative support services	1,605	1,181
Truck fuel, maintenance and other operating costs	1,938	1,070
Contracted transportation services	113	320
Total	$27,178	$23,166

We pay the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliate’s trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.

We lease 30 facilities from related parties. Our occupancy is based on either month-to-month or contractual, multi-year lease arrangements that are billed and paid monthly. Leasing properties from a related party affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 8, “Leases” for further information regarding the cost of leased properties.

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling shareholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At April 1, 2023 and December 31, 2022, there were $18.8 million and $16.2 million, respectively, included in each of these accounts for insured claims.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At April 1, 2023 and December 31, 2022, amounts due to affiliates were $17.5 million and $20.6 million, respectively.

During the thirteen weeks ended April 1, 2023, we purchased used tractors from an affiliate totaling $3.1 million. There were no such purchases made during the thirteen weeks ended April 2, 2022.

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

Services provided by Universal to Affiliates

We periodically assist companies that are owned by our controlling shareholder by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to affiliates for the thirteen weeks and ended April 1, 2023 and April 2, 2022 (in thousands):

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Contracted transportation services	$102	$155
Facilities and related support	60	60
Total	$162	$215

At April 1, 2023 and December 31, 2022, amounts due from affiliates were $0.9 million and $1.0 million, respectively.

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

On March 24, 2023, the Company granted 34,611 shares of restricted stock to certain of its employees, including 9,134 shares to our Chief Executive Officer and 8,441 shares to our Chief Financial Officer. The restricted stock awards have a grant date fair value of $27.59 per share, based on the closing price of the Company’s stock. The shares will vest in four equal installments on each March 15 in 2024, 2025, 2026, and 2027, subject to continued employment with the Company.

On September 9, 2021, the Company granted 2,355 shares of restricted stock to an employee of the Company. The restricted stock award has a fair value of $20.46 per share, based on the closing price of the Company’s stock on the grant date. The unvested shares will vest in five equal increments on each August 9 in 2022, 2023, 2024, 2025 and 2026, subject to continued employment with the Company.

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

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	73,759	$19.23
Granted	34,611	$27.59
Vested	(6,875)	$23.56
Forfeited	—	$—
Balance at April 1, 2023	101,495	$21.79

In each of the thirteen week periods ended April 1, 2023 and April 2, 2022, the total grant date fair value of vested shares recognized as compensation costs was $0.2 million. As of April 1, 2023, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize stock-based compensation expense of $0.7 million in 2024, $0.3 million in 2025, $0.6 million in 2026, $0.4 million in 2027, and $0.2 million in 2028.

(11)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks ended April 1, 2023 and April 2, 2022, there were 33,348 and 629 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

For the thirteen weeks ended April 1, 2023 and April 2, 2022, we excluded 0 and 9,230 shares of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(12)
Dividends

On February 9, 2023, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on April 3, 2023 to shareholders of record at the close of business on March 6, 2023. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments for the thirteen week periods ended April 1, 2023 and April 2, 2022 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Contract logistics	$211,296	$201,593
Intermodal	111,026	157,613
Trucking	79,715	97,485
Company-managed brokerage	33,956	65,206
Other	1,403	1,964
Total operating revenues	$437,396	$523,861

	Eliminated Inter-segment Revenues
	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Contract logistics	$301	$1,719
Intermodal	965	3,460
Trucking	140	64
Company-managed brokerage	906	879
Total eliminated inter-segment revenues	$2,312	$6,122

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)
Segment Reporting - continued

	Income from Operations
	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Contract logistics	$27,781	$23,475
Intermodal	6,812	23,010
Trucking	3,789	7,419
Company-managed brokerage	(375)	3,863
Other	189	81
Total income from operations	$38,196	$57,848

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

At April 1, 2023, approximately 36% of our employees in the United States, Canada and Colombia, and 80% of our employees in Mexico, were subject to collective bargaining agreements that are renegotiated periodically, 28% of which are subject to contracts that expire in 2023.

(15)
Subsequent Events

On April 27, 2023, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on July 3, 2023 to shareholders of record at the close of business on June 5, 2023. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “expect,” “believe,” “targets,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Part I, Item 1A in our Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of this Form 10-Q, as well as any other cautionary language in these filings, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Overview

Universal Logistics Holdings, Inc. is a holding company that owns subsidiaries engaged in providing a variety of customized transportation and logistics solutions throughout the United States, and in Mexico, Canada and Colombia. Our operating subsidiaries provide customers with a broad array of services across their entire supply chain, including truckload, brokerage, intermodal, dedicated and value-added services.

Our operating subsidiaries provide a comprehensive suite of transportation and logistics solutions that allow our customers and clients to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors, through a network of agents who solicit freight business directly from shippers, and through company-managed facilities and full-service freight forwarding and customs house brokerage offices. We believe our flexible business model is highly scalable and will continue to support our growth with comparatively modest capital expenditure requirements. Our business model, combined with a disciplined approach to contract structuring and pricing, creates a highly flexible cost structure that allows us to expand and contract quickly in response to changes in demand from our customers.

We generate substantially all of our revenues through fees charged to customers for the transportation of freight and for the customized logistics services we provide. We also derive revenue from fuel surcharges, where separately identifiable, loading and unloading activities, equipment detention, container management and storage and other related services. Operations aggregated in our transportation segment are associated with individual freight shipments coordinated by our agents, company-managed terminals and specialized services operations. In contrast, operations aggregated in our logistics segment deliver value-added services and transportation services to specific customers on a dedicated basis, generally pursuant to contract terms of one year or longer. Our segments are distinguished by the amount of forward visibility we have in regard to pricing and volumes, and also by the extent to which we dedicate resources and Company-owned equipment.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 and the unaudited Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q.

Current Economic Conditions

A prolonged period of inflationary pressures could cause interest rates, equipment, maintenance, labor and other operating costs to continue to increase. If the Company is unable to offset rising costs through corresponding customer rate increases, such increases could adversely affect our results of operations.

While operating cash flows may be negatively impacted by inflation-driven cost increases, the Company believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and loans and extensions of credit under our credit facilities and on margin against our marketable securities. Should the impact of inflation-driven cost increases last longer than anticipated, and/or our cash flow from operations decline more than expected, we may need to obtain additional financing. The Company’s ability to fund future operating expenses and capital expenditures, as well as its ability to meet future debt service obligations or refinance indebtedness will depend on future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks ended April 1, 2023 and April 2, 2022, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Operating revenues:
Truckload services	10.6%	11.0%
Brokerage services	15.7	20.5
Intermodal services	25.4	30.1
Dedicated services	19.5	14.4
Value-added services	28.8	24.0
Total operating revenues	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended April 1, 2023 and April 2, 2022, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Operating revenues:	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	35.7	44.3
Direct personnel and related benefits	32.0	26.1
Operating supplies and expenses	10.6	8.0
Commission expense	1.9	1.9
Occupancy expense	2.5	1.9
General and administrative	2.6	1.9
Insurance and claims	1.8	1.6
Depreciation and amortization	4.2	3.1
Total operating expenses	91.3	89.0
Income from operations	8.7	11.0
Interest and other non-operating expense, net	(1.1)	(0.3)
Income before income taxes	7.6	10.7
Income tax expense	1.9	2.7
Net income	5.7%	8.0%

Thirteen Weeks Ended April 1, 2023 Compared to Thirteen Weeks Ended April 2, 2022

Operating revenues. Operating revenues for the thirteen weeks ended April 1, 2023 decreased $86.5 million, or 16.5%, to $437.4 million from $523.9 million for the thirteen weeks ended April 2, 2022. Included in operating revenues are separately-identified fuel surcharges of $33.9 million for the thirteen weeks ended April 1, 2023 compared to $34.6 million for the thirteen weeks ended April 2, 2022. Consolidated income from operations decreased $19.7 million, or 34.0%, to $38.2 million for the first quarter 2023 compared to $57.8 million during the same period last year. First quarter 2023 operating results were negatively impacted by a $1.2 million pre-tax charge for settlement of an auto liability claim in excess of policy limits.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $9.7 million, or 4.8%, to $211.3 million in the first quarter 2023 compared to $201.6 million in the previous year. Income from operations in the contract logistics segment increased $4.3 million, or 18.3%, to $27.8 million for the thirteen weeks ended April 1, 2023 compared to $23.5 million in the same period last year. In the first quarter of 2023, Universal managed 65 value-added programs compared to 63 in the prior year period. Included in dedicated transportation revenue for the first quarter 2023 were $9.7 million in separately identified fuel surcharges, compared to $8.8 million in the same period last year. As a percentage of revenue, operating margin in the contract logistics segment for the first quarter 2023 was 13.1% compared to 11.6% during the same period last year.

In the intermodal segment, operating revenues decreased $46.6 million, or 29.6%, to $111.0 million in the first quarter 2023 compared to $157.6 million in the previous year. Intermodal revenues for the thirteen weeks ended April 1, 2023 included $17.1 million in separately identified fuel surcharges, compared to $18.2 million in the same period last year. During the first quarter 2023, Universal moved 122,299 intermodal loads compared to 154,207 in the first quarter 2022, a decrease of 20.7%, while its average operating revenue per load, excluding fuel surcharges decreased 18.7% to $567 from $697. Intermodal segment revenues also include accessorial charges such as detention, demurrage and storage which totaled $26.0 million during the first quarter 2023, compared to $36.2 million one year earlier. Income from operations in the intermodal segment decreased $16.2 million to $6.8 million for the thirteen weeks ended April 1, 2023 compared to $23.0 million in the first quarter 2022. As a percentage of revenue, operating margin in the intermodal segment for the first quarter 2023 was 6.1%, compared to 14.6% during the same period last year.

In the trucking segment, operating revenues decreased $17.8 million, or 18.2%, to $79.7 million in the first quarter 2023 compared to $97.5 million in the prior year period. Included in trucking segment revenues for the first quarter 2023 were $7.2 million in separately identified fuel surcharges compared to $7.5 million during the first quarter 2022. Income from operations in the trucking segment decreased $3.6 million to $3.8 million for the first quarter 2023 compared to $7.4 million in the same period last year. During the recently completed quarter, Universal’s average operating revenue per load, excluding fuel surcharges, decreased 8.8% to $1,607 from $1,762 in the prior year period and load volumes decreased 11.8% to 44,855 from 50,860. As a percentage of revenue, operating margin in the trucking segment for the first quarter 2023 was 4.8%, compared to 7.6% during the same period last year.

In the company-managed brokerage segment, operating revenues decreased $31.3 million, or 47.9%, to $34.0 million in the thirteen weeks ending April 1, 2023 compared to $65.2 million in the thirteen weeks ending April 2, 2022. During the recently completed quarter, the average operating revenue per load decreased 22.1% to $1,696 from $2,176 and load volumes fell 18.9% to 19,956 from 24,610. First quarter 2023 results include a $1.2 million charge for the settlement of an auto liability claim. In the first quarter 2023, the company-managed brokerage segment experienced an operating loss of $(0.4) million compared to operating income of $3.9 million one year earlier. The first quarter 2023 operating results included a $1.2 million charge for settlement of an auto liability claim in excess of policy limits. As a percentage of revenue, operating margin for the first quarter 2023 was (1.1)% compared to 5.9% during the same period last year. The claims charge recorded in the first quarter 2023 adversely impacted the company-managed brokerage segment’s operating margin by 350 basis points.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the first quarter 2023 decreased $76.0 million, or 32.8%, to $156.1 million from $232.1 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increases or decreases are generally correlated with changes in demand for transactional transportation-related services, which includes truckload, brokerage, and intermodal services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. First quarter 2023 transactional transportation-related service revenues decreased 29.8% compared to the first quarter of 2022. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 35.7% compared to 44.3% during the same period last year due to a decrease in the mix of transactional transportation services revenue. As a percentage of total revenues, transactional transportation services revenue decreased to 51.7% for first quarter 2023 compared to 61.5% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for the thirteen weeks ended April 1, 2023 increased by $3.1 million, or 2.3%, to $139.8 million compared to $136.7 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The increase in first quarter 2023 was primarily due to an increase in the number of employee drivers in our California intermodal operations. As a percentage of operating revenues, personnel and related benefits increased to 32.0% for the thirteen weeks ended April 1, 2023, compared to 26.1% for the thirteen weeks ended April 2, 2022. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses increased by $4.1 million, or 9.7%, to $46.2 million for the thirteen weeks ended April 1, 2023 compared to $42.1 million for the thirteen weeks ended April 2, 2022. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements driving the change were increases of $2.7 million in maintenance and $1.7 million in fuel expense on company tractors.

Commission expense. Commission expense for the first quarter 2023 decreased by $1.9 million, or 18.5%, to $8.2 million from $10.0 million for the first quarter 2022. Commission expense decreased due to decreased revenue in our agency-based truckload and intermodal businesses. As a percentage of operating revenues, commission expense was unchanged at 1.9%.

Occupancy expense. Occupancy expenses increased by $1.0 million, or 9.4%, to $11.2 million for the thirteen weeks ended April 1, 2023. This compares to $10.2 million for the thirteen weeks ended April 2, 2022. The increase was primarily attributable to an increase in building rents.

General and administrative. General and administrative expense for the thirteen weeks ended April 1, 2023 increased by $1.2 million, or 11.9%, to $11.3 million from $10.1 million in the thirteen weeks ended April 2, 2022. As a percentage of operating revenues, general and administrative expense was 2.6% for the first quarter 2023 compared to 1.9% for the first quarter 2022.

Insurance and claims. Insurance and claims expense for the first quarter 2023 decreased by $0.5 million to $8.1 million from $8.6 million in the first quarter 2022. As a percentage of operating revenues, insurance and claims increased to 1.8% for the thirteen weeks ending April 1, 2023 compared to 1.6% for the first quarter 2022. The decrease was attributable to a $2.6 million decrease in cargo and service failure claims. This was partially offset by an increase in auto liability premiums and contractor insurance as well as a $1.2 million settlement of an auto liability claim in excess of policy limits.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended April 1, 2023 increased by $2.3 million, or 14.1%, to $18.5 million from $16.2 million for the first quarter 2022. Depreciation expense increased $2.7 million and amortization expense decreased $0.4 million.

Interest expense, net. Net interest expense was $5.0 million for the thirteen weeks ended April 1, 2023 compared to $2.4 million for the thirteen weeks ended April 2, 2022. The increase in net interest expense reflects an increase in interest rates on our outstanding borrowings. As of April 3, 2023, our outstanding borrowings totaled $381.9 million compared to $402.7 million at the same time last year.

Other non-operating income. Other non-operating income was $15 thousand for the first quarter 2023 compared to $1.0 million in the prior year period. Other non-operating income for the first quarter 2022 includes a $0.9 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income.

Income tax expense. Income tax expense for the first quarter 2023 was $8.4 million, compared to $14.4 million for the first quarter 2022, based on an effective tax rate of 25.2% and 25.5% respectively. The decrease in income taxes in 2023 is the result of a decrease in taxable income and in our effective tax rate for the thirteen weeks ended April 1, 2023 compared to the thirteen weeks ended April 2, 2022.

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

During the thirteen weeks ended April 1, 2023, our capital expenditures totaled $31.3 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our flexible business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Due to shortages, production backlogs, and limited availability of transportation equipment, our expenditures are projected to be somewhat higher than the customary range of 4% to 5% of our operating revenues. Through the remainder of 2023, exclusive of acquisitions of businesses or strategic real estate, we expect our capital expenditures to be in the range of 7% to 8% of operating revenues. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, and for improvements to our existing terminal yard and container facilities. As equipment manufacturers identify and implement solutions enabling them to overcome supply-side constraints, we would expect to return to a normalized level of capital expenditures in future periods.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock. After considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of Directors did not declare a special dividend in the first quarter of 2023. On April 27, 2023, our Board of Directors did declare the regular quarterly cash dividend of $0.105 per share of common stock payable July 3, 2023 to shareholders of record at the close of business on June 5, 2023. During the year ended December 31, 2022, we paid a total of $0.42 per common share, or $11.1 million. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our revolving credit facility (the “Revolving Credit Facility”) provides for a $400 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The Revolving Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Revolving Credit Facility includes an accordion feature which allows us to increase availability by up to $200 million upon our request. At April 1, 2023, we were in compliance with all its covenants, and $400.0 million was available for borrowing.

Our UACL Credit and Security Agreement (the “UACL Credit Agreement”) provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The UACL Credit Agreement, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our UACL Credit Agreement includes an accordion feature which allows us to increase availability by up to $30 million upon our request. At April 1, 2023, we were in compliance with all its covenants, and $10.0 million was available for borrowing.

A wholly owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.27%.

Certain wholly owned subsidiaries entered into a $165.4 million term loan facility to repay outstanding balances under a then-existing term loan and certain other real estate notes (the “Real Estate Facility”). The Real Estate Facility matures on April 29, 2032 and is secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The Real Estate Facility includes customary affirmative and negative covenants, and principal and interest is payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At April 1, 2023, we were in compliance with all covenants under the facility.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at Term SOFR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of April 1, 2023, and the maximum available borrowings were $5.2 million.

Discussion of Cash Flows

At April 1, 2023, we had cash and cash equivalents of $76.8 million compared to $47.2 million at December 31, 2022. Operating activities provided $64.5 million in net cash, and we used $29.7 million in investing activities and $3.7 million in financing activities.

The $64.5 million in net cash provided by operations was primarily attributed to $24.9 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, losses on marketable equity securities, gains on equipment sales, amortization of debt issuance costs, stock-based compensation, and provisions for credit losses totaling $27.7 million, net. Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $11.9 million. The primary drivers behind the decrease in working capital were decreases in trade accounts receivable and in prepaid expenses and other assets, and increases in accrued expenses and other current liabilities, accruals for insurance and claims, and in income taxes payable. These were partially offset by principal reductions in operating lease liabilities during the period, an increase in other receivables and decreases in trade accounts payable and other long-term liabilities. Affiliate transactions decreased net cash provided by operating activities by $3.1 million primarily resulting from an decrease in accounts payable to affiliates.

The $29.7 million in net cash used in investing activities consisted of $31.3 million in capital expenditures, which was partially offset by $1.6 million in proceeds from the sale of equipment.

We used $3.7 million in financing activities during the thirteen weeks ended April 1, 2023. We had outstanding borrowings totaling $381.9 million at April 1, 2023 compared to $382.9 million at December 31, 2022. During the period, we made payments on our term loan and equipment and real estate notes totaling $16.9 million, and we borrowed $15.9 million for new equipment. During the period, we also paid cash dividends of $2.8 million.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2022. There have been no changes in our accounting policies during the thirteen weeks ended April 1, 2023.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended April 1, 2023. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2023, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended April 1, 2023 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 14 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2022.

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: May 11, 2023	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: May 11, 2023	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer