Form 10-Q
period 2023-07-01
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2023-08-10
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 7, 2023, was 26,287,973.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$65,014	$47,181
Marketable securities	10,107	10,000
Accounts receivable – net of allowance for credit losses of $14,019 and $14,308, respectively	317,254	350,720
Other receivables	24,910	25,146
Prepaid expenses and other	28,489	25,629
Due from affiliates	2,124	976
Total current assets	447,898	459,652
Property and equipment – net of accumulated depreciation of $347,388 and $352,231, respectively	438,663	391,154
Operating lease right-of-use asset	100,093	99,731
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $128,205 and $121,843, respectively	67,604	73,967
Deferred income taxes	1,394	1,394
Other assets	8,984	7,050
Total assets	$1,235,366	$1,203,678
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$76,730	$87,138
Current portion of long-term debt	70,038	65,303
Current portion of operating lease liabilities	29,614	28,227
Accrued expenses and other current liabilities	41,774	43,106
Insurance and claims	31,708	30,574
Due to affiliates	27,259	20,627
Income taxes payable	9,154	11,926
Total current liabilities	286,277	286,901
Long-term liabilities:
Long-term debt, net of current portion	308,005	313,197
Operating lease liabilities, net of current portion	77,013	77,600
Deferred income taxes	69,585	69,585
Other long-term liabilities	5,096	9,465
Total long-term liabilities	459,699	469,847
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 31,006,629 and 30,996,205 shares issued; 26,287,973 and 26,277,549 shares outstanding, respectively	31,006	30,997
Paid-in capital	5,094	4,852
Treasury stock, at cost; 4,718,656 shares	(96,706)	(96,706)
Retained earnings	556,511	513,589
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $816 and $726, respectively	2,418	2,156
Foreign currency translation adjustments	(8,933)	(7,958)
Total shareholders’ equity	489,390	446,930
Total liabilities and shareholders’ equity	$1,235,366	$1,203,678

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating revenues:
Truckload services	$51,860	$61,061	$98,261	$118,544
Brokerage services	60,325	101,929	128,998	209,101
Intermodal services	91,585	156,865	202,611	314,478
Dedicated services	86,069	79,452	171,301	154,938
Value-added services	122,733	127,875	248,797	253,982
Total operating revenues	412,572	527,182	849,968	1,051,043
Operating expenses:
Purchased transportation and equipment rent	139,879	227,215	295,964	459,346
Direct personnel and related benefits	138,046	126,746	277,138	262,840
Operating supplies and expenses	41,101	46,027	87,290	88,151
Commission expense	7,643	10,757	15,815	20,780
Occupancy expense	11,041	10,001	22,193	20,196
General and administrative	13,418	12,129	25,334	22,765
Insurance and claims	5,889	2,598	13,968	11,180
Depreciation and amortization	19,160	27,058	37,675	43,286
Total operating expenses	376,177	462,531	775,377	928,544
Income from operations	36,395	64,651	74,591	122,499
Interest income	621	6	1,373	6
Interest expense	(5,742)	(3,925)	(11,469)	(6,358)
Other non-operating income (expense)	284	(823)	299	130
Income before income taxes	31,558	59,909	64,794	116,277
Income tax expense	7,992	15,210	16,352	29,570
Net income	$23,566	$44,699	$48,442	$86,707
Earnings per common share:
Basic	$0.90	$1.69	$1.84	$3.25
Diluted	$0.90	$1.69	$1.84	$3.25
Weighted average number of common shares outstanding:
Basic	26,287	26,453	26,284	26,660
Diluted	26,308	26,468	26,312	26,668
Dividends declared per common share	$0.105	$0.105	$0.210	$0.210

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Income	$23,566	$44,699	$48,442	$86,707
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $367, $(215), $90 and $(133), respectively	1,082	(630)	262	(389)
Foreign currency translation adjustments	(886)	1,012	(975)	(1,822)
Total other comprehensive income (loss)	196	382	(713)	(2,211)
Total comprehensive income	$23,762	$45,081	$47,729	$84,496

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$48,442	$86,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,675	43,286
Noncash lease expense	15,295	14,337
Gain on marketable equity securities	(199)	(92)
Gain on disposal of property and equipment	(1,519)	(2,743)
Amortization of debt issuance costs	378	207
Write-off of debt issuance costs	—	583
Stock-based compensation	251	162
Provision for credit losses	4,116	5,501
Deferred income taxes	—	133
Change in assets and liabilities:
Trade and other accounts receivable	29,518	(64,438)
Prepaid expenses and other assets	(4,509)	(4,424)
Principal reduction in operating lease liabilities	(15,117)	(13,085)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	(10,484)	8,154
Due to/from affiliates, net	5,484	(4,243)
Other long-term liabilities	(4,369)	(727)
Net cash provided by operating activities	104,962	69,318
Cash flows from investing activities:
Capital expenditures	(79,842)	(37,544)
Proceeds from the sale of property and equipment	2,540	5,567
Proceeds from the sale of marketable securities	92	—
Purchases of marketable securities	—	(114)
Net cash used in investing activities	(77,210)	(32,091)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	—	262,065
Repayments of debt - revolving debt	—	(274,828)
Proceeds from borrowing - term debt	33,738	193,926
Repayments of debt - term debt	(34,573)	(192,262)
Dividends paid	(5,520)	(8,422)
Capitalized financing costs	—	(1,723)
Purchases of treasury stock	—	(14,305)
Net cash used in financing activities	(6,355)	(35,549)
Effect of exchange rate changes on cash and cash equivalents	(3,564)	(927)
Net increase in cash	17,833	751
Cash and cash equivalents – beginning of period	47,181	13,932
Cash and cash equivalents – end of period	$65,014	$14,683
Supplemental cash flow information:
Cash paid for interest	$11,018	$5,638
Cash paid for income taxes	$19,511	$23,368

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2021	$30,988	$4,639	$(82,385)	$356,071	$(7,103)	$302,210
Net income	—	—	—	42,008	—	42,008
Comprehensive income (loss)	—	—	—	—	(2,593)	(2,593)
Dividends ($0.105 per share)	—	—	—	(2,819)	—	(2,819)
Purchases of treasury stock	—	—	(5,254)	—	—	(5,254)
Stock based compensation	7	155	—	—	—	162
Balances – April 2, 2022	$30,995	$4,794	$(87,639)	$395,260	$(9,696)	$333,714
Net income	—	—	—	44,699	—	44,699
Comprehensive income (loss)	—	—	—	—	382	382
Purchases of treasury stock	—	—	(9,051)	—	—	(9,051)
Dividends ($0.105 per share)	—	—	—	(2,777)	—	(2,777)
Balances - July 2, 2022	$30,995	$4,794	$(96,690)	$437,182	$(9,314)	$366,967

Balances – December 31, 2022	$30,997	$4,852	$(96,706)	$513,589	$(5,802)	$446,930
Net income	—	—	—	24,876	—	24,876
Comprehensive income (loss)	—	—	—	—	(909)	(909)
Dividends ($0.105 per share)	—	—	—	(2,759)	—	(2,759)
Stock based compensation	6	155	—	—	—	161
Balances – April 1, 2023	$31,003	$5,007	$(96,706)	$535,706	$(6,711)	$468,299
Net income	—	—	—	23,566	—	23,566
Comprehensive income (loss)	—	—	—	—	196	196
Dividends ($0.105 per share)	—	—	—	(2,761)	—	(2,761)
Stock based compensation	3	87	—	—	—	90
Balances - July 1, 2023	$31,006	$5,094	$(96,706)	$556,511	$(6,515)	$489,390

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

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended July 1, 2023. These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	July 1, 2023	December 31, 2022
Prepaid expenses and other - contract assets	$789	$839

We generally receive payment for performance obligations within 45 days of completion of transportation services and 65 days for completion of value-added services. Contract assets in the table above generally relate to revenue in-transit at the end of the reporting period.

(3)
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

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note 6.

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	July 1, 2023	December 31, 2022
Fair value	$10,107	$10,000
Cost basis	7,265	7,351
Unrealized gain	$2,842	$2,649

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	July 1, 2023	December 31, 2022
Gross unrealized gains	$3,658	$3,513
Gross unrealized losses	(816)	(864)
Net unrealized gains	$2,842	$2,649

The following table shows the Company's net realized gains (losses) on marketable equity securities (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Realized gain
Sale proceeds	$92	$—	$92	$—
Cost basis of securities sold	1	—	1	—
Realized gain	$91	$—	$91	$—

Realized gain, net of taxes	$68	$—	$68	$—

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)
Marketable Securities – continued

The Company did not sell marketable equity securities during the thirteen-week or twenty-six week period July 2, 2022.

During the thirteen-week and twenty-six week periods ended July 1, 2023, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $121,000 and $108,000, respectively, which was reported in other non-operating income (expense) for the period.

During the thirteen-week and twenty-six week periods ended July 2, 2022, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $(857,000) and $92,000, respectively, which was reported in other non-operating income (expense) for the period.

(4)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	July 1, 2023	December 31, 2022
Accrued payroll	$18,917	$15,889
Accrued payroll taxes	3,041	2,124
Driver escrow liabilities	3,983	4,101
Legal settlements and claims	4,850	5,850
Commissions, other taxes and other	10,983	15,142
Total	$41,774	$43,106

(5)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at July 1, 2023	July 1, 2023	December 31, 2022
Outstanding Debt:
Revolving Credit Facility (1) (2)	6.49%	$—	$—
UACL Credit Agreement (2)
Term Loan	7.24%	77,000	79,000
Revolver	7.24%	—	—
Equipment Financing (3)	2.25% to 7.27%	157,610	148,177
Real Estate Facility (4)	7.26%	147,437	155,705
Margin Facility (5)	6.24%	—	—
Unamortized debt issuance costs		(4,004)	(4,382)
		378,043	378,500
Less current portion of long-term debt		70,038	65,303
Total long-term debt, net of current portion		$308,005	$313,197

(1) On September 30, 2022, we amended our Revolving Credit Facility by increasing the revolving credit commitment to up to $400.0 million. Borrowings under the Revolving Credit Facility may now be made until maturity on September 30, 2027, and they bear interest at index-adjusted SOFR or a base rate plus an applicable margin for each based on the Company’s leverage ratio. The term loan proceeds were advanced on November 27, 2018, and the Company repaid in full its then outstanding balance on the term loan on April 29, 2022. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At July 1, 2023, we were in compliance with all covenants under the facility, and $400.0 million was available for borrowing on the revolver.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)
Debt – continued

(2) Our UACL Credit and Security Agreement (the “UACL Credit Agreement”) provides for maximum borrowings of $90 million in the form of an $80.0 million term loan and a $10.0 million revolver. Term loan proceeds were advanced on September 30, 2022 and used to repay existing indebtedness under the Revolving Credit Facility. The term loan matures on September 30, 2027 and will be repaid in consecutive quarterly installments, as defined in the UACL Credit Agreement, commencing December 31, 2022. The remaining term loan balance is due at maturity. Borrowings under the revolving credit facility may be made until maturity on September 30, 2027. Borrowings under the UACL Credit Agreement bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin for each based on the borrower’s leverage ratio. The UACL Credit Agreement is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The UACL Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At July 1, 2023, $10.0 million was available for borrowing on the revolver, and the borrowers were in compliance with all covenants under the facility, provided that compliance with the fixed charge coverage ratio required application of a $2 million equity cure by Universal Logistics Holdings, Inc. as permitted by the agreement. After giving effect to application of net cash proceeds comprising the cure amount and recalculation of the financial covenant, the borrowers were in compliance with the fixed charge coverage ratio at July 1, 2023.

(3) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary and a third party. The equipment notes, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.27%.

(4) Our Real Estate Facility provides for a $165.4 million term loan, the full amount of which was advanced on April 29, 2022. The Company used the facility’s proceeds to repay then existing balances under a term loan portion of the Revolving Credit Facility and certain other real estate financing obligations. The facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At July 1, 2023, we were in compliance with all covenants under the facility.

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At July 1, 2023, the maximum available borrowings under the line of credit were $5.2 million.

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $88.3 million. At July 1, 2023, the fair value of the swap agreement was an asset of $3.2 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 6 for additional information pertaining to interest rate swaps.

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

Notes to Unaudited Consolidated Financial Statements - Continued

(6)
Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	July 1, 2023
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$151	$—	$—	$151
Marketable securities	10,107	—	—	10,107
Interest rate swap	—	3,234	—	3,234
Total	$10,258	$3,234	$—	$13,492

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$13	$—	$—	$13
Marketable securities	10,000	—	—	10,000
Interest rate swap	—	2,882	—	2,882
Total	$10,013	$2,882	$—	$12,895

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

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at July 1, 2023 is summarized as follows:

	Carrying Value	Estimated Fair Value

Equipment promissory notes	$157,610	$155,058

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)
Leases

As of July 1, 2023, our obligations under operating lease arrangements primarily relate to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment for which we recognize a right-of-use asset and a corresponding lease liability on our balance sheet. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement.

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of July 1, 2023, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

Leases with an initial term of 12 months or less, short-term leases, are not recorded on the balance sheet. Lease expense for short-term and long-term operating leases is recognized on a straight-line basis over the lease term.

The following table summarizes our lease costs for the thirteen weeks and twenty-six weeks ended July 1, 2023 and July 2, 2022 (in thousands):

	Thirteen Weeks Ended July 1, 2023
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,368	$6,836	$9,204
Short-term lease cost	19	4,921	4,940
Variable lease cost	223	834	1,057
Sublease income	—	—	—
Total lease cost	$2,610	$12,591	$15,201

	Thirteen Weeks Ended July 2, 2022
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,371	$6,214	$8,585
Short-term lease cost	630	2,195	2,825
Variable lease cost	221	784	1,005
Sublease income	—	(28)	(28)
Total lease cost	$3,222	$9,165	$12,387

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)
Leases – continued

	Twenty-six Weeks Ended July 1, 2023
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$4,779	$13,455	$18,234
Short-term lease cost	26	8,950	8,976
Variable lease cost	422	1,433	1,855
Sublease income	—	—	—
Total lease cost	$5,227	$23,838	$29,065

	Twenty-six Weeks Ended July 2, 2022
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$4,723	$12,492	$17,215
Short-term lease cost	1,277	6,435	7,712
Variable lease cost	415	1,691	2,106
Sublease income	—	(113)	(113)
Total lease cost	$6,415	$20,505	$26,920

The following table summarizes other lease related information as of and for the twenty-six week periods ended July 1, 2023 and July 2, 2022 (in thousands):

	July 1, 2023
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$4,706	$13,315	$18,021
Right-of-use assets obtained in exchange for new operating lease liabilities	$145	$13,897	$14,042
Right-of-use assets change due to lease termination	$(64)	$(66)	$(130)
Weighted-average remaining lease term (in years)	4.6	3.6	3.9
Weighted-average discount rate	7.3%	5.3%	5.9%

	July 2, 2022
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$4,559	$11,265	$15,824
Right-of-use assets obtained in exchange for new operating lease liabilities	$545	$15,493	$16,038
Right-of-use assets change due to lease termination	$—	$(1,370)	$(1,370)
Weighted-average remaining lease term (in years)	5.3	4.0	4.4
Weighted-average discount rate	6.6%	4.7%	5.4%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)
Leases – continued

Future minimum lease payments under these operating leases as of July 1, 2023, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2023 (remaining)	$4,646	$13,449	$18,095
2024	9,104	23,831	32,935
2025	7,420	20,550	27,970
2026	4,868	16,940	21,808
2027	3,741	8,158	11,899
Thereafter	6,826	1,335	8,161
Total required lease payments	$36,605	$84,263	$120,868
Less amounts representing interest			(14,241)
Present value of lease liabilities			$106,627

(8)
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

Universal also purchases other services from companies owned or controlled by our controlling shareholder. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and twenty-six weeks ended July 1, 2023 and July 2, 2022, respectively (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Insurance	$18,872	$17,334	$39,127	$34,831
Real estate rent and related costs	3,271	2,981	6,538	6,079
Administrative support services	624	1,112	2,228	2,294
Truck fuel, maintenance and other operating costs	1,856	2,010	3,794	3,080
Contracted transportation services	58	369	171	689
Total	$24,681	$23,806	$51,858	$46,973

We pay the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliate’s trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.

We lease 32 facilities from related parties. Our occupancy is based on either month-to-month or contractual, multi-year lease arrangements that are billed and paid monthly. Leasing properties from a related party affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 7, “Leases” for further information regarding the cost of leased properties.

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling shareholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At July 1, 2023 and December 31, 2022, there were $17.6 million and $16.2 million, respectively, included in each of these accounts for insured claims.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Transactions with Affiliates – continued

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At July 1, 2023 and December 31, 2022, amounts due to affiliates were $27.3 million and $20.6 million, respectively.

During the twenty-six weeks ended July 1, 2023, we purchased used tractors from an affiliate totaling $6.3 million. There were no such purchases made during the twenty-six weeks ended July 2, 2022.

In June 2022, we executed a real estate contract with an affiliate to acquire a multi-building, office complex located in Warren, Michigan for $8.3 million. The purchase price was established by an independent, third-party appraisal. The Company made an initial deposit of $0.2 million in 2022, and paid the balance at closing in the first quarter of 2023.

Services provided by Universal to Affiliates

We periodically assist companies that are owned by our controlling shareholder by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to affiliates for the thirteen weeks and twenty-six weeks ended July 1, 2023 and July 2, 2022 (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Contracted transportation services	$1,766	$447	$1,868	$602
Facilities and related support	60	60	120	120
Total	$1,826	$507	$1,988	$722

At July 1, 2023 and December 31, 2022, amounts due from affiliates were $2.1 million and $1.0 million, respectively.

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

In May 2023, the Company granted 3,549 shares of common stock to non-employee directors. These restricted stock awards have a fair value of $25.42 per share, based on the closing price of the Company’s stock on the grant date, and vested immediately.

In March 2023, the Company granted 34,611 shares of restricted stock to certain of its employees, including 9,134 shares to our Chief Executive Officer and 8,441 shares to our Chief Financial Officer. The restricted stock awards have a grant date fair value of $27.59 per share, based on the closing price of the Company’s stock. The shares will vest in four equal installments on each March 15 in 2024, 2025, 2026, and 2027, subject to continued employment with the Company.

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
Stock Based Compensation – continued

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

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	73,759	$19.23
Granted	38,160	$27.39
Vested	(10,424)	$24.19
Forfeited	—	$—
Balance at July 1, 2023	101,495	$21.79

In the twenty-six week periods ended July 1, 2023 and July 2, 2022, the total grant date fair value of vested shares recognized as compensation costs was $0.3 million and $0.2 million, respectively. Included in compensation cost during the twenty-six week period ended July 1, 2023 was approximately $0.1 million recognized as a result of the grant of 3,549 shares of stock to non-employee directors. No non-employee directors compensation costs was recorded during the twenty-six week period ended July 2, 2022. As of July 1, 2023, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize stock-based compensation expense of $0.7 million in 2024, $0.3 million in 2025, $0.6 million in 2026, $0.4 million in 2027, and $0.2 million in 2028.

(10)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks and twenty-six weeks ended July 1, 2023, there were 21,634 and 27,954 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and twenty-six weeks ended July 2, 2022, 14,554 and 8,247 weighted average non-vested shares of restricted stock, respectively, were included in the denominator for the calculation of diluted earnings per share.

In the thirteen weeks and twenty-six weeks ended July 2, 2022, we excluded 0 and 6,875 shares, respectively, of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive. No such shares were excluded from the calculation of diluted earnings per share during the thirteen weeks or twenty-six weeks ended July 1, 2023.

(11)
Dividends

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

The following tables summarize information about our reportable segments for the thirteen week and twenty-six week periods ended July 1, 2023 and July 2, 2022 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Contract logistics	$208,802	$207,327	$420,098	$408,920
Intermodal	91,585	156,865	202,611	314,478
Trucking	81,243	106,545	160,958	204,030
Company-managed brokerage	29,595	55,119	63,551	120,325
Other	1,347	1,326	2,750	3,290
Total operating revenues	$412,572	$527,182	$849,968	$1,051,043

	Eliminated Inter-segment Revenues
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Contract logistics	$136	$1,500	$436	$3,219
Intermodal	844	2,594	1,809	6,054
Trucking	198	51	339	116
Company-managed brokerage	932	956	1,838	1,834
Total eliminated inter-segment revenues	$2,110	$5,101	$4,422	$11,223

	Income from Operations
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Contract logistics	$32,789	$29,425	$60,570	$52,900
Intermodal	(246)	21,368	6,565	44,378
Trucking	4,423	9,611	8,212	17,030
Company-managed brokerage	(786)	4,155	(1,160)	8,018
Other	215	92	404	173
Total income from operations	$36,395	$64,651	$74,591	$122,499

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

At July 1, 2023, approximately 32% of our employees were subject to collective bargaining agreements that are renegotiated periodically, 18% of which are subject to contracts that expire in 2023.

(14)
Subsequent Events

On July 7, 2023, the Company closed on the purchase of a terminal in Compton, Los Angeles County, California. The purchase price was $80.0 million. The Company previously made a deposit of $1.0 million and used a combination of available cash on hand and funds borrowed under its existing line of credit to fund the balance at closing.

On July 27, 2023, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on October 2, 2023 to shareholders of record at the close of business on September 4, 2023. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “expect,” “believe,” “targets,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Part I, Item 1A in our Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of this Form 10-Q, as well as any other cautionary language in these filings, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and twenty-six weeks ended July 1, 2023 and July 2, 2022, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating revenues:
Truckload services	12.6%	11.6%	11.6%	11.3%
Brokerage services	14.6	19.3	15.2	19.9
Intermodal services	22.2	29.8	23.8	29.9
Dedicated services	20.9	15.1	20.2	14.7
Value-added services	29.7	24.2	29.2	24.2
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks and twenty-six weeks ended July 1, 2023 and July 2, 2022, presented as a percentage of operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	33.9	43.1	34.8	43.7
Direct personnel and related benefits	33.5	24.0	32.6	25.0
Operating supplies and expenses	10.0	8.7	10.3	8.4
Commission expense	1.9	2.0	1.9	2.0
Occupancy expense	2.7	1.9	2.6	1.9
General and administrative	3.3	2.3	3.0	2.2
Insurance and claims	1.4	0.5	1.6	1.1
Depreciation and amortization	4.6	5.1	4.4	4.1
Total operating expenses	91.2	87.7	91.2	88.3
Income from operations	8.8	12.3	8.8	11.7
Interest and other non-operating expense, net	(1.2)	(0.9)	(1.2)	(0.6)
Income before income taxes	7.6	11.4	7.6	11.1
Income tax expense	1.9	2.9	1.9	2.9
Net income	5.7%	8.5%	5.7%	8.2%

Thirteen Weeks Ended July 1, 2023 Compared to Thirteen Weeks Ended July 2, 2022

Operating revenues. Operating revenues for the thirteen weeks ended July 1, 2023 decreased $114.6 million, or 21.7%, to $412.6 million from $527.2 million for the thirteen weeks ended July 2, 2022. Included in operating revenues are separately-identified fuel surcharges of $28.6 million for the thirteen weeks ended July 1, 2023 compared to $46.1 million for the thirteen weeks ended July 2, 2022. Consolidated income from operations decreased $28.3 million, or 43.7%, to $36.4 million for the second quarter 2023 compared to $64.7 million during the same period last year. Second quarter 2022 results include a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the period as well as $9.7 million in additional depreciation expense due to the revision of the useful life and salvage value of certain equipment.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $1.5 million, or 0.7%, to $208.8 million in the second quarter 2023 compared to $207.3 million in the previous year. Income from operations in the contract logistics segment increased $3.4 million, or 11.4%, to $32.8 million for the thirteen weeks ended July 1, 2023 compared to $29.4 million in the same period last year. In the second quarter of 2023, Universal managed 68 value-added programs compared to 64 in the prior year period. Included in dedicated transportation revenue for the second quarter 2023 were $8.6 million in separately identified fuel surcharges, compared to $11.0 million in the same period last year. As a percentage of revenue, operating margin in the contract logistics segment for the second quarter 2023 was 15.7% compared to 14.2% during the same period last year.

In the intermodal segment, operating revenues decreased $65.3 million, or 41.6%, to $91.6 million in the second quarter 2023 compared to $156.9 million in the previous year. Intermodal revenues for the thirteen weeks ended July 1, 2023 included $13.6 million in separately identified fuel surcharges, compared to $25.2 million in the same period last year. During the second quarter 2023, Universal moved 112,925 intermodal loads compared to 145,916 in the second quarter 2022, a decrease of 22.6%, while its average operating revenue per load, excluding fuel surcharges decreased 15.3% to $590 from $696. Intermodal segment revenues also include accessorial charges such as detention, demurrage and storage, which totaled $13.4 million during the second quarter 2023, compared to $33.6 million one year earlier. Income from operations in the intermodal segment decreased $21.6 million to a loss of $(0.2) million for the thirteen weeks ended July 1, 2023 compared to operating income of $21.4 million in the second quarter 2022. As a percentage of revenue, operating margin in the intermodal segment for the second quarter 2023 was (0.3)%, compared to 13.6% during the same period last year.

In the trucking segment, operating revenues decreased $25.3 million, or 23.7%, to $81.2 million in the second quarter 2023 compared to $106.5 million in the prior year period. Included in trucking segment revenues for the second quarter 2023 were $6.4 million in separately identified fuel surcharges compared to $9.9 million during the second quarter 2022. Income from operations in the trucking segment decreased $5.2 million to $4.4 million for the second quarter 2023 compared to $9.6 million in the same period last year. During the recently completed quarter, Universal’s average operating revenue per load, excluding fuel surcharges, decreased 10.7% to $1,646 from $1,844 in the prior year period and load volumes decreased 13.7% to 45,717 from 52,986. As a percentage of revenue, operating margin in the trucking segment for the second quarter 2023 was 5.4%, compared to 9.0% during the same period last year. Included in the trucking segment’s second quarter 2022 operating results was a $3.0 million credit related to a previously disclosed item, which favorably impacted this segment’s operating margin by 280 basis points.

In the company-managed brokerage segment, operating revenues decreased $25.5 million, or 46.3%, to $29.6 million in the thirteen weeks ending July 1, 2023 compared to $55.1 million in the thirteen weeks ending July 2, 2022. During the recently completed quarter, the average operating revenue per load decreased 20.3% to $1,599 from $2,006 and load volumes fell 21.5% to 17,814 from 22,701. Second quarter 2023 operating losses in the company-managed brokerage segment were $(0.8) million compared to $4.2 million of operating income during the same period last year. As a percentage of revenue, operating margin for the company-managed brokerage segment was (2.7)% for the second quarter 2023 compared to 7.5% in the same period last year.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the second quarter 2023 decreased $87.3 million, or 38.4%, to $139.9 million from $227.2 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increases or decreases are generally correlated with changes in demand for transactional transportation-related services, which includes truckload, brokerage, and intermodal services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. Second quarter 2023 transactional transportation-related service revenues decreased 36.3% compared to the second quarter of 2022. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 33.9% compared to 43.1% during the same period last year due to a decrease in the mix of transactional transportation services revenue. As a percentage of total revenues, transactional transportation services revenue decreased to 49.4% for the second quarter 2023 compared to 60.7% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for the thirteen weeks ended July 1, 2023 increased by $11.3 million, or 8.9%, to $138.0 million compared to $126.7 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The increase in second quarter 2023 was due to an increase in the number of employee drivers in our California intermodal operations. As a percentage of operating revenues, personnel and related benefits increased to 33.5% for the thirteen weeks ended July 1, 2023, compared to 24.0% for the thirteen weeks ended July 2, 2022. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses decreased by $4.9 million, or 10.7%, to $41.1 million for the thirteen weeks ended July 1, 2023 compared to $46.0 million for the thirteen weeks ended July 2, 2022. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements driving the change were decreases of $2.5 million in fuel expense on company tractors and $0.9 million in maintenance.

Commission expense. Commission expense for the second quarter 2023 decreased by $3.1 million, or 28.9%, to $7.6 million from $10.8 million for the second quarter 2022. Commission expense decreased due to decreased revenue in our agency-based truckload business. As a percentage of operating revenues, commission expense was 1.9% compared to 2.0% for the second quarter 2022.

Occupancy expense. Occupancy expenses increased by $1.0 million, or 10.4%, to $11.0 million for the thirteen weeks ended July 1, 2023. This compares to $10.0 million for the thirteen weeks ended July 2, 2022. The increase was attributable to an increase in building rents and property taxes.

General and administrative. General and administrative expense for the thirteen weeks ended July 1, 2023 increased by $1.3 million, or 10.6%, to $13.4 million from $12.1 million in the thirteen weeks ended July 2, 2022. The increase was due to increases of $0.6 million in professional fees and $0.6 million in salaries, wages, and benefits. As a percentage of operating revenues, general and administrative expense was 3.3% for the second quarter 2023 compared to 2.3% for the second quarter 2022.

Insurance and claims. Insurance and claims expense for the second quarter 2023 increased by $3.3 million to $5.9 million from $2.6 million in the second quarter 2022. As a percentage of operating revenues, insurance and claims increased to 1.4% for the thirteen weeks ending July 1, 2023 compared to 0.5% for the second quarter 2022. Second quarter 2022 included a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the period.

Depreciation and amortization. Depreciation and amortization expense for the thirteen weeks ended July 1, 2023 decreased by $7.9 million, or 29.2%, to $19.2 million from $27.1 million for the second quarter 2022. Depreciation expense decreased $7.5 million and amortization expense decreased $0.4 million. During the second quarter of 2022, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $9.7 million during the period.

Interest expense, net. Net interest expense was $5.1 million for the thirteen weeks ended July 1, 2023 compared to $3.9 million for the thirteen weeks ended July 2, 2022. The increase in net interest expense reflects an increase in interest rates on our outstanding borrowings. As of July 1, 2023, our outstanding borrowings totaled $382.0 million compared to $417.3 million at the same time last year.

Other non-operating income (expense). Other non-operating income was $0.3 million for the second quarter 2023 compared to non-operating expense of $0.8 million in the prior year period. Other non-operating income for the second quarter 2023 includes a $0.1 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income compared to a $0.9 million pre-tax holding loss in the previous year.

Income tax expense. Income tax expense for the second quarter 2023 was $8.0 million, compared to $15.2 million for the second quarter 2022, based on an effective tax rate of 25.3% and 25.4%, respectively. The decrease in income taxes in 2023 is the result of a decrease in taxable income and our effective tax rate for the thirteen weeks ended July 1, 2023 compared to the thirteen weeks ended July 2, 2022.

Twenty-six Weeks Ended July 1, 2023 Compared to Twenty-six Weeks Ended July 2, 2022

Operating revenues. Operating revenues for the twenty-six weeks ended July 1, 2023 decreased $201.1 million, or 19.1%, to $850.0 million from $1,051.0 million for the twenty-six weeks ended July 2, 2022. Included in operating revenues are separately-identified fuel surcharges of $62.6 million for the twenty-six weeks ended July 1, 2023 compared to $80.7 million for the twenty-six weeks ended July 2, 2022. Consolidated income from operations decreased $47.9 million, or 39.1%, to $74.6 million for the first half of 2023 compared to $122.5 million during the same period last year. First half 2023 operating results were negatively impacted by a $1.2 million pre-tax charge for settlement of an auto liability claim in excess of policy limits. First half 2022 results include a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the period as well as $9.7 million in additional depreciation expense due to the revision of the useful life and salvage value of certain equipment.

In the contract logistics segment, which includes value-added and dedicated services, operating revenues increased $11.2 million, or 2.7%, to $420.1 million in the first half of 2023 compared to $408.9 million in the previous year. Income from operations in the contract logistics segment increased $7.7 million, or 14.5%, to $60.6 million for the twenty-six weeks ended July 1, 2023 compared to $52.9 million in the same period last year. In the first half of 2023, Universal managed 68 value-added programs compared to 64 in the prior year period. Included in dedicated transportation revenue for the first half of 2023 were $18.3 million in separately identified fuel surcharges, compared to $19.8 million in the same period last year. As a percentage of revenue, operating margin in the contract logistics segment for the first half of 2023 was 14.4% compared to 12.9% during the same period last year.

In the intermodal segment, operating revenues decreased $111.9 million, or 35.6%, to $202.6 million in the first half of 2023 compared to $314.5 million in the previous year. Intermodal revenues for the twenty-six weeks ended July 1, 2023 included $30.7 million in separately identified fuel surcharges, compared to $43.5 million in the same period last year. During the first half of 2023, Universal moved 235,224 intermodal loads compared to 300,123 in the first half of 2022, a decrease of 21.6%, while its average operating revenue per load, excluding fuel surcharges decreased 17.0% to $578 from $697. Intermodal segment revenues also include accessorial charges such as detention, demurrage and storage, which totaled $39.4 million during the first half of 2023, compared to $69.8 million one year earlier. Income from operations in the intermodal segment decreased $37.8 million to $6.6 million for the twenty-six weeks ended July 1, 2023 compared to $44.4 million in the first half of 2022. As a percentage of revenue, operating margin in the intermodal segment for the first half of 2023 was 3.2%, compared to 14.1% during the same period last year.

In the trucking segment, operating revenues decreased $43.1 million, or 21.1%, to $161.0 million in the first half of 2023 compared to $204.0 million in the prior year period. Included in trucking segment revenues for the first half of 2023 were $13.5 million in separately identified fuel surcharges compared to $17.5 million during the first half of 2022. Income from operations in the trucking segment decreased $8.8 million to $8.2 million for the first half of 2023 compared to $17.0 million in the same period last year. During the first half of 2023, Universal’s average operating revenue per load, excluding fuel surcharges, decreased 9.8% to $1,627 from $1,804 in the prior year period and load volumes decreased 12.8% to 90,572 from 103,846. As a percentage of revenue, operating margin in the trucking segment for the first half of 2023 was 5.1%, compared to 8.3% during the same period last year. Included in the trucking segment’s first half 2022 operating results was a $3.0 million credit related to a previously disclosed item, which favorably impacted this segment’s operating margin by 150 basis points.

In the company-managed brokerage segment, operating revenues decreased $56.8 million, or 47.2%, to $63.6 million in the twenty-six weeks ending July 1, 2023 compared to $120.3 million in the twenty-six weeks ending July 2, 2022. During the first half of 2023, the average operating revenue per load decreased 21.2% to $1,650 from $2,094 and load volumes fell 20.2% to 37,770 from 47,311. First half 2023 operating losses in the company-managed brokerage segment were $(1.2) million compared to $8.0 million of operating income during the same period last year. As a percentage of revenue, operating margin for the company-managed brokerage segment was (1.8)% for the first half of 2023 compared to 6.7% in the same period last year. First half 2023 operating results were negatively impacted by a $1.2 million pre-tax charge for settlement of an auto liability claim in excess of policy limits.

Purchased transportation and equipment rent. Purchased transportation and equipment rental costs for the first half of 2023 decreased $163.4 million, or 35.6%, to $296.0 million from $459.3 million during the same period last year. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increases or decreases are generally correlated with changes in demand for transactional transportation-related services, which includes truckload, brokerage, and intermodal services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. First half 2023 transactional transportation-related service revenues decreased 33.1% compared to the first half of 2022. As a percentage of operating revenues, purchased transportation and equipment rent expense decreased to 34.8% compared to 43.7% during the same period last year due to a decrease in the mix of transactional transportation services revenue. As a percentage of total revenues, transactional transportation services revenue decreased to 50.6% for the first half of 2023 compared to 61.1% in the same period last year.

Direct personnel and related benefits. Direct personnel and related benefits for the twenty-six weeks ended July 1, 2023 increased by $14.3 million, or 5.4%, to $277.1 million compared to $262.8 million during the same period last year. Trends in these expenses are generally correlated with changes in operating facilities and headcount requirements and, therefore, increase and decrease with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The increase in the first half of 2023 was primarily due to an increase in the number of employee drivers in our California intermodal operations. As a percentage of operating revenues, personnel and related benefits increased to 32.6% for the twenty-six weeks ended July 1, 2023, compared to 25.0% for the twenty-six weeks ended July 2, 2022. The percentage is derived on an aggregate basis from both existing and new programs, and from customer operations at various stages in their lifecycles. Individual operations may be impacted by additional production shifts or by overtime at selected operations. While generalizations about the impact of personnel and related benefits costs as a percentage of total revenue are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses decreased by $0.9 million, or 1.0%, to $87.3 million for the twenty-six weeks ended July 1, 2023 compared to $88.2 million for the twenty-six weeks ended July 2, 2022. These expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main element driving the change were decreases of $4.9 million in professional fees and $0.6 million in permits. This was partially offset by increases of $1.9 million in maintenance, $1.6 million in operating supplies and material costs in operations supporting heavy-truck programs, and $1.2 million of fewer gains on sales of property and equipment.

Commission expense. Commission expense for the first half of 2023 decreased by $5.0 million, or 23.9%, to $15.8 million from $20.8 million for the first half of 2022. Commission expense decreased due to decreased revenue in our agency-based truckload business. As a percentage of operating revenues, commission expense was 1.9% compared to 2.0% for the first half of 2022.

Occupancy expense. Occupancy expenses increased by $2.0 million, or 9.9%, to $22.2 million for the twenty-six weeks ended July 1, 2023. This compares to $20.2 million for the twenty-six weeks ended July 2, 2022. The increase was attributable to an increase in building rents and property taxes.

General and administrative. General and administrative expense for the twenty-six weeks ended July 1, 2023 increased by $2.6 million, or 11.3%, to $25.3 million from $22.8 million in the twenty-six weeks ended July 2, 2022. The change included increases of $0.9 million in professional fees and $0.8 million in salaries, wages, and benefits. As a percentage of operating revenues, general and administrative expense was 3.0% for the first half of 2023 compared to 2.2% for the first half of 2022.

Insurance and claims. Insurance and claims expense for the first half of 2023 increased by $2.8 million to $14.0 million from $11.2 million in the first half of 2022. As a percentage of operating revenues, insurance and claims increased to 1.6% for the twenty-six weeks ending July 1, 2023 compared to 1.1% for the first half of 2022. First half 2023 included a $1.2 million settlement of an auto liability claim in excess of policy limits. First half 2022 included a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the period.

Depreciation and amortization. Depreciation and amortization expense for the twenty-six weeks ended July 1, 2023 decreased by $5.6 million, or 13.0%, to $37.7 million from $43.3 million for the first half of 2022. Depreciation expense decreased $4.8 million and amortization expense decreased $0.8 million. During the first half of 2022, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $9.7 million during the period.

Interest expense, net. Net interest expense was $10.1 million for the twenty-six weeks ended July 1, 2023 compared to $6.4 million for the twenty-six weeks ended July 2, 2022. The increase in net interest expense reflects an increase in interest rates on our outstanding borrowings. As of July 1, 2023, our outstanding borrowings totaled $382.0 million compared to $417.3 million at the same time last year.

Other non-operating income (expense). Other non-operating income was $0.3 million for the first half of 2023 compared to $0.1 million in the prior year period. Other non-operating income for the first half of 2023 includes a $0.1 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income, unchanged from the prior year period.

Income tax expense. Income tax expense for the first half of 2023 was $16.4 million, compared to $29.6 million for the first half of 2022, based on an effective tax rate of 25.2% and 25.4%, respectively. The decrease in income taxes is the result of a decrease in taxable income and our effective tax rate for the twenty-six weeks ended July 1, 2023 compared to the twenty-six weeks ended July 2, 2022.

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

During the twenty-six weeks ended July 1, 2023, our capital expenditures totaled $79.8 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our flexible business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Due to shortages, production backlogs, and limited availability of transportation equipment in recent years, as well as the acquisition of strategic real estate, our expenditures are projected to be somewhat higher than the customary range of 4% to 5% of our operating revenues. For the full year 2023, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of $235 million, consisting of $110 million for capital equipment and $125 million for purchases of strategic real estate. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, to expand our owned terminal network, and for improvements to our existing terminal yard and container facilities.

On July 7, 2023, the Company closed on the purchase of a terminal in Compton, Los Angeles County, California. The purchase price was $80.0 million. The Company previously made a deposit of $1.0 million and used a combination of available cash on hand and funds borrowed under its existing line of credit to fund the balance at closing.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock. After considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of Directors did not declare a special dividend in the first quarter of 2023. On July 27, 2023, our Board of Directors did declare the regular quarterly cash dividend of $0.105 per share of common stock payable October 2, 2023 to shareholders of record at the close of business on September 4, 2023. During the year ended December 31, 2022, we paid a total of $0.42 per common share, or $11.1 million. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

We continually evaluate our liquidity requirements and capital structure in light of our operating needs, growth initiatives and capital resources. The availability of financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. If such additional borrowing, lease financing, or equity capital is not available at the time we need it, then we may need to borrow more under the Revolving Credit Facility (if not then fully drawn), extend the maturity of then-outstanding debt, or rely on alternative financing arrangements. There can be no assurance that we will be able to obtain additional debt under our existing financial arrangements to satisfy our ongoing capital requirements. However, we believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.

We also continually evaluate business development opportunities, including potential acquisitions that fit our strategic plans. There can be no assurance that we will identify any opportunities that fit our strategic plans or will be able to execute any such opportunities on terms acceptable to us. Depending on prospective consideration to be paid for an acquisition, any such opportunities would be financed first from available cash and cash equivalents and availability of borrowings under our credit facilities.

Revolving Credit, Promissory Notes and Term Loan Agreements

Our revolving credit facility (the “Revolving Credit Facility”) provides for a $400 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The Revolving Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Revolving Credit Facility includes an accordion feature which allows us to increase availability by up to $200 million upon our request. At July 1, 2023, we were in compliance with all its covenants, and $400.0 million was available for borrowing.

Our UACL Credit and Security Agreement (the “UACL Credit Agreement”) provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The UACL Credit Agreement, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our UACL Credit Agreement includes an accordion feature which allows us to increase availability by up to $30 million upon our request. At July 1, 2023, $10.0 million was available for borrowing on the revolver, and the borrowers were in compliance with all covenants under the facility, provided that compliance with the fixed charge coverage ratio required application of a $2 million equity cure by Universal Logistics Holdings, Inc. as permitted by the agreement. After giving effect to application of net cash proceeds comprising the cure amount and recalculation of the financial covenant, the borrowers were in compliance with the fixed charge coverage ratio at July 1, 2023.

A wholly owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.27%.

Certain wholly owned subsidiaries entered into a $165.4 million term loan facility to repay outstanding balances under a then-existing term loan and certain other real estate notes (the “Real Estate Facility”). The Real Estate Facility matures on April 29, 2032 and is secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The Real Estate Facility includes customary affirmative and negative covenants, and principal and interest is payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At July 1, 2023, we were in compliance with all covenants under the facility.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at Term SOFR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of July 1, 2023, and the maximum available borrowings were $5.2 million.

Any failure to comply with any material provision or covenant of the Revolving Credit Facility, UACL Credit Agreement, Equipment Financing, Real Estate Facility, Margin Facility, or other agreements governing our financing arrangements in the future could have a material adverse effect on our liquidity and operations.

Discussion of Cash Flows

At July 1, 2023, we had cash and cash equivalents of $65.0 million compared to $47.2 million at December 31, 2022. Operating activities provided $105.0 million in net cash, and we used $77.2 million in investing activities and $6.4 million in financing activities.

The $105.0 million in net cash provided by operations was primarily attributed to $48.4 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gains on marketable equity securities and equipment sales, amortization of debt issuance costs, stock-based compensation, and provisions for credit losses totaling $56.0 million, net. Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $0.5 million. The primary drivers behind the decrease in working capital was a decrease in trade and other accounts receivables, and an increase in accruals for insurance and claims. These were partially offset by principal reductions in operating lease liabilities during the period, an increase in prepaid expenses and other assets, and decreases in trade accounts payable, accrued expenses and other current liabilities, income taxes payable and other long-term liabilities. Affiliate transactions increased net cash provided by operating activities by $5.5 million. The increase resulted from a $6.6 million increase in accounts payable to affiliates, partially offset by a $1.1 million increase in accounts receivable from affiliates.

The $77.2 million in net cash used in investing activities consisted of $79.8 million in capital expenditures, which was partially offset by $2.5 million in proceeds from the sale of equipment and $0.1 million in proceeds from the sale of marketable securities.

We used $6.4 million in financing activities during the twenty-six weeks ended July 1, 2023. We had outstanding borrowings totaling $382.0 million at July 1, 2023 compared to $382.9 million at December 31, 2022. During the period, we made payments on our term loan and equipment and real estate notes totaling $34.6 million, and we borrowed $33.7 million for new equipment. During the period, we also paid cash dividends of $5.5 million.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," of our Form 10-K for the year ended December 31, 2022. There have been no changes in our accounting policies during the thirteen weeks ended July 1, 2023.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended July 1, 2023. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2023, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended July 1, 2023 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 13 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended July 1, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: August 10, 2023	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: August 10, 2023	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer