Form 10-Q
period 2023-09-30
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2023-11-09
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November 6, 2023, was 26,284,223.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$16,811	$47,181
Marketable securities	10,491	10,000
Accounts receivable – net of allowance for credit losses of $13,386 and $14,308, respectively	307,452	350,720
Other receivables	24,050	25,146
Prepaid expenses and other	28,478	25,629
Due from affiliates	1,939	976
Total current assets	389,221	459,652
Property and equipment – net of accumulated depreciation of $356,532 and $352,231, respectively	533,951	391,154
Operating lease right-of-use asset	92,542	99,731
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $131,383 and $121,843, respectively	64,427	73,967
Deferred income taxes	1,394	1,394
Other assets	7,011	7,050
Total assets	$1,259,276	$1,203,678
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,893	$87,138
Current portion of long-term debt	69,854	65,303
Current portion of operating lease liabilities	29,124	28,227
Accrued expenses and other current liabilities	43,249	43,106
Insurance and claims	30,340	30,574
Due to affiliates	14,853	20,627
Income taxes payable	15,634	11,926
Total current liabilities	286,947	286,901
Long-term liabilities:
Long-term debt, net of current portion	317,355	313,197
Operating lease liabilities, net of current portion	69,867	77,600
Deferred income taxes	69,585	69,585
Other long-term liabilities	5,367	9,465
Total long-term liabilities	462,174	469,847
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 31,007,100 and 30,996,205 shares issued; 26,284,223 and 26,277,549 shares outstanding, respectively	31,007	30,997
Paid-in capital	5,103	4,852
Treasury stock, at cost; 4,722,877 and 4,718,656 shares, respectively	(96,840)	(96,706)
Retained earnings	576,798	513,589
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $947 and $726, respectively	2,803	2,156
Foreign currency translation adjustments	(8,716)	(7,958)
Total shareholders’ equity	510,155	446,930
Total liabilities and shareholders’ equity	$1,259,276	$1,203,678

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating revenues:
Truckload services	$69,598	$58,107	$167,858	$176,651
Brokerage services	56,894	83,687	185,892	292,789
Intermodal services	86,630	154,391	289,241	468,869
Dedicated services	86,701	86,613	258,003	241,551
Value-added services	121,428	122,894	370,225	376,875
Total operating revenues	421,251	505,692	1,271,219	1,556,735
Operating expenses:
Purchased transportation and equipment rent	147,470	208,870	443,434	668,216
Direct personnel and related benefits	134,866	127,125	412,004	389,966
Operating supplies and expenses	43,060	44,734	130,351	132,886
Commission expense	8,334	10,632	24,149	31,412
Occupancy expense	10,913	10,150	33,106	30,345
General and administrative	13,633	13,617	38,967	36,382
Insurance and claims	6,828	5,745	20,795	16,925
Depreciation and amortization	19,386	15,048	57,061	58,333
Total operating expenses	384,490	435,921	1,159,867	1,364,465
Income from operations	36,761	69,771	111,352	192,270
Interest income	45	10	1,419	16
Interest expense	(6,540)	(4,500)	(18,009)	(10,858)
Other non-operating income (expense)	588	(454)	885	(324)
Income before income taxes	30,854	64,827	95,647	181,104
Income tax expense	7,807	16,347	24,159	45,917
Net income	$23,047	$48,480	$71,488	$135,187
Earnings per common share:
Basic	$0.88	$1.84	$2.72	$5.10
Diluted	$0.88	$1.84	$2.72	$5.09
Weighted average number of common shares outstanding:
Basic	26,286	26,278	26,284	26,533
Diluted	26,310	26,309	26,311	26,551
Dividends declared per common share	$0.105	$0.105	$0.315	$0.315

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net Income	$23,047	$48,480	$71,488	$135,187
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $131, $972, $221 and $838, respectively	385	2,859	647	2,470
Foreign currency translation adjustments	217	(548)	(758)	(2,370)
Total other comprehensive income (loss)	602	2,311	(111)	100
Total comprehensive income	$23,649	$50,791	$71,377	$135,287

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$71,488	$135,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,061	58,333
Noncash lease expense	22,941	21,898
(Gain) loss on marketable equity securities	(693)	399
(Gain) loss on disposal of property and equipment	(1,511)	(4,237)
Amortization of debt issuance costs	568	356
Write-off of debt issuance costs	—	583
Stock-based compensation	261	172
Provision for credit losses	4,334	7,740
Deferred income taxes	—	(838)
Change in assets and liabilities:
Trade and other accounts receivable	40,853	(47,098)
Prepaid expenses and other assets	(2,121)	192
Principal reduction in operating lease liabilities	(22,910)	(20,543)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	1,772	(12,183)
Due to/from affiliates, net	(6,737)	4,903
Other long-term liabilities	(4,098)	(367)
Net cash provided by operating activities	161,208	144,497
Cash flows from investing activities:
Capital expenditures	(192,098)	(85,810)
Proceeds from the sale of property and equipment	3,290	10,366
Proceeds from the sale of marketable securities	202	—
Purchases of marketable securities	—	(925)
Net cash used in investing activities	(188,606)	(76,369)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	113,860	398,552
Repayments of debt - revolving debt	(87,790)	(546,431)
Proceeds from borrowing - term debt	38,999	318,714
Repayments of debt - term debt	(55,981)	(205,535)
Dividends paid	(8,280)	(11,181)
Capitalized financing costs	(947)	(4,417)
Purchases of treasury stock	(134)	(14,305)
Net cash used in financing activities	(273)	(64,603)
Effect of exchange rate changes on cash and cash equivalents	(2,699)	(2,811)
Net increase in cash	(30,370)	714
Cash and cash equivalents – beginning of period	47,181	13,932
Cash and cash equivalents – end of period	$16,811	$14,646
Supplemental cash flow information:
Cash paid for interest	$17,062	$9,399
Cash paid for income taxes	$20,479	$39,593

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2021	$30,988	$4,639	$(82,385)	$356,071	$(7,103)	$302,210
Net income	—	—	—	42,008	—	42,008
Comprehensive income (loss)	—	—	—	—	(2,593)	(2,593)
Dividends ($0.105 per share)	—	—	—	(2,819)	—	(2,819)
Purchases of treasury stock	—	—	(5,254)	—	—	(5,254)
Stock based compensation	7	155	—	—	—	162
Balances – April 2, 2022	30,995	4,794	(87,639)	395,260	(9,696)	333,714
Net income	—	—	—	44,699	—	44,699
Comprehensive income (loss)	—	—	—	—	382	382
Purchases of treasury stock	—	—	(9,051)	—	—	(9,051)
Dividends ($0.105 per share)	-	-	—	(2,777)	—	(2,777)
Balances - July 2, 2022	30,995	4,794	(96,690)	437,182	(9,314)	366,967
Net income	—	—	—	48,480	—	48,480
Comprehensive income (loss)	—	—	—	—	2,311	2,311
Dividends ($0.105 per share)	—	—	—	(2,759)	—	(2,759)
Stock based compensation	1	9	—	—	—	10
Balances – October 1, 2022	$30,996	$4,803	$(96,690)	$482,903	$(7,003)	$415,009

Balances – December 31, 2022	$30,997	$4,852	$(96,706)	$513,589	$(5,802)	$446,930
Net income	—	—	—	24,876	—	24,876
Comprehensive income (loss)	—	—	—	—	(909)	(909)
Dividends ($0.105 per share)	—	—	—	(2,759)	—	(2,759)
Stock based compensation	6	155	—	—	—	161
Balances – April 1, 2023	31,003	5,007	(96,706)	535,706	(6,711)	468,299
Net income	—	—	—	23,566	—	23,566
Comprehensive income (loss)	—	—	—	—	196	196
Dividends ($0.105 per share)	—	—	—	(2,761)	—	(2,761)
Stock based compensation	3	87	—	—	—	90
Balances - July 1, 2023	31,006	5,094	(96,706)	556,511	(6,515)	489,390
Net income	—	—	—	23,047	—	23,047
Comprehensive income (loss)	—	—	—	—	602	602
Purchases of treasury stock	—	—	(134)	—	—	(134)
Dividends ($0.105 per share)	—	—	—	(2,760)	—	(2,760)
Stock based compensation	1	9	—	—	—	10
Balances – September 30, 2023	$31,007	$5,103	$(96,840)	$576,798	$(5,913)	$510,155

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

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended September 30, 2023. These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses and other - contract assets	$2,021	$839

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

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	September 30, 2023	December 31, 2022
Fair value	$10,491	$10,000
Cost basis	9,974	7,351
Unrealized gain	$517	$2,649

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	September 30, 2023	December 31, 2022
Gross unrealized gains	$973	$3,513
Gross unrealized losses	(456)	(864)
Net unrealized gains	$517	$2,649

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)
Marketable Securities – continued

The following table shows the Company's net realized gains (losses) on marketable equity securities (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Realized gain
Sale proceeds	$110	$—	$202	$—
Cost basis of securities sold	26	—	27	—
Realized gain	$84	$—	$175	$—

Realized gain, net of taxes	$63	$—	$131	$—

The Company did not sell marketable equity securities during the thirteen-week or thirty-nine week period October 1, 2022.

During the thirteen-week and thirty-nine week periods ended September 30, 2023, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $410,000 and $518,000, respectively, which was reported in other non-operating income (expense) for the period.

During the thirteen-week and thirty-nine week periods ended October 1, 2022, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $(491,000) and $(399,000), respectively, which was reported in other non-operating income (expense) for the period.

(4)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll	$19,799	$15,889
Accrued payroll taxes	2,203	2,124
Driver escrow liabilities	3,782	4,101
Legal settlements and claims	4,850	5,850
Commissions, other taxes and other	12,615	15,142
Total	$43,249	$43,106

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at September 30, 2023	September 30, 2023	December 31, 2022
Outstanding Debt:
Revolving Credit Facility (1) (2)	6.67%	$21,070	$—
UACL Credit Agreement (2)
Term Loan	7.42%	70,500	79,000
Revolver	7.42%	5,000	—
Equipment Financing (3)	2.25% to 7.27%	152,096	148,177
Real Estate Facility (4)	7.44%	143,304	155,705
Margin Facility (5)	6.42%	—	—
Unamortized debt issuance costs		(4,761)	(4,382)
		387,209	378,500
Less current portion of long-term debt		69,854	65,303
Total long-term debt, net of current portion		$317,355	$313,197

(1) On September 30, 2022, we amended our Revolving Credit Facility by increasing the revolving credit commitment to up to $400.0 million. Borrowings under the Revolving Credit Facility may now be made until maturity on September 30, 2027, and they bear interest at index-adjusted SOFR or a base rate plus an applicable margin for each based on the Company’s leverage ratio. The term loan proceeds were advanced on November 27, 2018, and the Company repaid in full its then outstanding balance on the term loan on April 29, 2022. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At September 30, 2023, we were in compliance with all covenants under the facility, and $378.9 million was available for borrowing on the revolver.

(2) Our UACL Credit and Security Agreement (the “UACL Credit Agreement”) provides for maximum borrowings of $90 million in the form of an $80.0 million term loan and a $10.0 million revolver. Term loan proceeds were advanced on September 30, 2022 and used to repay existing indebtedness under the Revolving Credit Facility. The term loan matures on September 30, 2027 and will be repaid in consecutive quarterly installments, as defined in the UACL Credit Agreement, commencing December 31, 2022. The remaining term loan balance is due at maturity. Borrowings under the revolving credit facility may be made until maturity on September 30, 2027. Borrowings under the UACL Credit Agreement bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin for each based on the borrower’s leverage ratio. The UACL Credit Agreement is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The UACL Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At September 30, 2023, we were in compliance with all covenants under the facility, and $5.0 million was available for borrowing on the revolver.

(3) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary and a third party. The equipment notes, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.27%.

(4) Our Real Estate Facility provides for a $165.4 million term loan, the full amount of which was advanced on April 29, 2022. The Company used the facility’s proceeds to repay then existing balances under a term loan portion of the Revolving Credit Facility and certain other real estate financing obligations. The facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At September 30, 2023, we were in compliance with all covenants under the facility.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)
Debt – continued

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At September 30, 2023, the maximum available borrowings under the line of credit were $5.0 million.

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $85.8 million. At September 30, 2023, the fair value of the swap agreement was an asset of $3.7 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 6 for additional information pertaining to interest rate swaps.

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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$6	$—	$—	$6
Marketable securities	10,491	—	—	10,491
Interest rate swap	—	3,750	—	3,750
Total	$10,497	$3,750	$—	$14,247

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$13	$—	$—	$13
Marketable securities	10,000	—	—	10,000
Interest rate swap	—	2,882	—	2,882
Total	$10,013	$2,882	$—	$12,895

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

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at September 30, 2023 is summarized as follows:

	Carrying Value	Estimated Fair Value

Equipment promissory notes	$152,096	$149,068

We have not elected the fair value option for any of our financial instruments.

(7)
Leases

As of September 30, 2023, our obligations under operating lease arrangements primarily relate to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment for which we recognize a right-of-use asset and a corresponding lease liability on our balance sheet. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement.

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of September 30, 2023, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

Leases with an initial term of 12 months or less, short-term leases, are not recorded on the balance sheet. Lease expense for short-term and long-term operating leases is recognized on a straight-line basis over the lease term.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)
Leases – continued

The following table summarizes our lease costs for the thirteen weeks and thirty-nine weeks ended September 30, 2023 and October 1, 2022 (in thousands):

	Thirteen Weeks Ended September 30, 2023
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,387	$6,742	$9,129
Short-term lease cost	24	4,039	4,063
Variable lease cost	236	693	929
Sublease income	—	—	—
Total lease cost	$2,647	$11,474	$14,121

	Thirteen Weeks Ended October 1, 2022
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,391	$6,399	$8,790
Short-term lease cost	630	1,582	2,212
Variable lease cost	215	734	949
Sublease income	—	—	—
Total lease cost	$3,236	$8,715	$11,951

	Thirty-nine Weeks Ended September 30, 2023
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$7,166	$20,197	$27,363
Short-term lease cost	50	12,989	13,039
Variable lease cost	658	2,126	2,784
Sublease income	—	—	—
Total lease cost	$7,874	$35,312	$43,186

	Thirty-nine Weeks Ended October 1, 2022
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$7,114	$18,891	$26,005
Short-term lease cost	1,907	8,017	9,924
Variable lease cost	630	2,425	3,055
Sublease income	—	(113)	(113)
Total lease cost	$9,651	$29,220	$38,871

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)
Leases – continued

The following table summarizes other lease related information as of and for the thirty-nine week periods ended September 30, 2023 and October 1, 2022 (in thousands):

	September 30, 2023
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$7,051	$20,163	$27,214
Right-of-use assets obtained in exchange for new operating lease liabilities	$321	$14,138	$14,459
Right-of-use assets change due to lease termination	$(64)	$(145)	$(209)
Weighted-average remaining lease term (in years)	4.4	3.4	3.7
Weighted-average discount rate	7.3%	5.3%	6.0%

	October 1, 2022
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$6,890	$17,626	$24,516
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,074	$20,677	$21,751
Right-of-use assets change due to lease termination	$—	$(1,370)	$(1,370)
Weighted-average remaining lease term (in years)	5.0	4.0	4.3
Weighted-average discount rate	6.7%	4.7%	5.4%

Future minimum lease payments under these operating leases as of September 30, 2023, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2023 (remaining)	$2,321	$6,595	$8,916
2024	9,043	24,027	33,070
2025	7,357	20,690	28,047
2026	4,802	16,980	21,782
2027	3,673	8,158	11,831
Thereafter	6,737	1,335	8,072
Total required lease payments	$33,933	$77,785	$111,718
Less amounts representing interest			(12,727)
Present value of lease liabilities			$98,991

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Transactions with Affiliates

In the ordinary course of business, companies owned or controlled by our controlling shareholder provide us with certain supplementary administrative support services, including legal, human resources, tax, and IT infrastructure services. Universal’s audit committee reviews and approves related party transactions. The cost of these services is based on the actual or estimated utilization of the specific service.

Universal also purchases other services from our affiliates. Following is a schedule of costs incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and thirty-nine weeks ended September 30, 2023 and October 1, 2022, respectively (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Insurance	$19,611	$21,532	$58,739	$56,363
Real estate rent and related costs	3,250	3,035	9,789	9,114
Administrative support services	2,994	2,220	5,222	4,514
Truck fuel, maintenance and other operating costs	2,434	2,390	6,228	5,470
Contracted transportation services	93	269	264	958
Total	$28,382	$29,446	$80,242	$76,419

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

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling shareholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At September 30, 2023 and December 31, 2022, there were $16.4 million and $16.2 million, respectively, included in each of these accounts for insured claims.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At September 30, 2023 and December 31, 2022, amounts due to affiliates were $14.9 million and $20.6 million, respectively.

During the thirty-nine weeks ended September 30, 2023 and October 1, 2022, we purchased used tractors from an affiliate totaling $6.3 million and $1.2 million, respectively. During the thirty-nine weeks ended September 30, 2023, we contracted with an affiliate to provide real property improvements for us totaling $1.9 million. There were no such purchases made during the thirty-nine weeks ended October 1, 2022.

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

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We periodically assist companies that are owned by our controlling shareholder by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to affiliates for the thirteen weeks and thirty-nine weeks ended September 30, 2023 and October 1, 2022 (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Contracted transportation services	$1,878	$59	$3,746	$662
Facilities and related support	800	40	920	160
Total	$2,678	$99	$4,666	$822

At September 30, 2023 and December 31, 2022, amounts due from affiliates were $1.9 million and $1.0 million, respectively.

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

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	73,759	$19.23
Granted	38,160	$27.39
Vested	(10,895)	$24.03
Forfeited	(566)	$27.59
Balance at September 30, 2023	100,458	$21.76

In the thirty-nine week periods ended September 30, 2023 and October 1, 2022, the total grant date fair value of vested shares recognized as compensation costs was $0.3 million and $0.2 million, respectively. Included in compensation cost during the thirty-nine week period ended September 30, 2023 was approximately $0.1 million recognized as a result of the grant of 3,549 shares of stock to non-employee directors. No non-employee directors compensation costs was recorded during the thirty-nine week period ended October 1, 2022. As of September 30, 2023, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize stock-based compensation expense of $0.7 million in 2024, $0.3 million in 2025, $0.6 million in 2026, $0.4 million in 2027, and $0.2 million in 2028.

(10)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks and thirty-nine weeks ended September 30, 2023, there were 24,021 and 26,553 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and thirty-nine weeks ended October 1, 2022, 30,919 and 17,739 weighted average non-vested shares of restricted stock, respectively, were included in the denominator for the calculation of diluted earnings per share.

No shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share due to anti-dilution during the thirteen weeks or thirty-nine weeks ended September 30, 2023 or October 2, 2022.

(11)
Dividends

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

The following tables summarize information about our reportable segments for the thirteen week and thirty-nine week periods ended September 30, 2023 and October 1, 2022 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Contract logistics	$208,129	$209,507	$628,228	$618,426
Intermodal	86,630	154,391	289,241	468,869
Trucking	97,085	99,619	258,043	303,649
Company-managed brokerage	28,102	40,615	91,652	160,940
Other	1,305	1,560	4,055	4,851
Total operating revenues	$421,251	$505,692	$1,271,219	$1,556,735

	Eliminated Inter-segment Revenues
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Contract logistics	$93	$955	$530	$4,174
Intermodal	591	1,363	2,400	7,417
Trucking	155	34	493	150
Company-managed brokerage	395	562	2,234	2,397
Total eliminated inter-segment revenues	$1,234	$2,914	$5,657	$14,138

	Income from Operations
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Contract logistics	$35,103	$35,400	$95,673	$88,300
Intermodal	(4,324)	28,148	2,241	72,526
Trucking	6,558	4,791	14,770	21,821
Company-managed brokerage	(1,070)	1,079	(2,230)	9,097
Other	494	353	898	526
Total income from operations	$36,761	$69,771	$111,352	$192,270

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

At September 30, 2023, approximately 32% of our employees were subject to collective bargaining agreements that are renegotiated periodically, 17% of which are subject to contracts that expire in 2023.

(14)
Subsequent Events

On October 26, 2023, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on January 2, 2024 to shareholders of record at the close of business on December 4, 2023. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Current Economic Conditions

As a leading provider of customized freight transportation and logistics solutions, our business can be impacted to varying degrees by factors beyond our control. The COVID-19 virus that emerged in 2020 affected economic activity broadly and customer sectors served by our industry. Labor and equipment shortages continue to present challenges to many transportation-related industries. Disruptions in supply chains for industrial materials and supplies have impacted some of the end-market activities that create demand for our services, and a significant labor dispute involving one or more of our customers could reduce our revenues and harm our profitability. We cannot predict how long these dynamics will last, or whether future challenges, if any, will adversely affect our results of operations.

Additionally, economic inflation can have a negative impact on our operating costs, and any economic recession could depress activity levels and adversely affect our results of operations. A prolonged period of inflationary pressures could cause interest rates, equipment, maintenance, labor and other operating costs to continue to increase. If the Company is unable to offset rising costs through corresponding customer rate increases, such increases could adversely affect our results of operations. However, the pricing environment generally becomes more competitive during economic downturns, which may, as it has in the past, affect our ability to obtain price increases from customers both during and following such periods. Also, an economic recession could depress customer demand for transportation services.

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services are associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services are provided to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and thirty-nine weeks ended September 30, 2023 and October 1, 2022, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating revenues:
Truckload services	16.5%	11.5%	13.2%	11.3%
Brokerage services	13.5	16.5	14.6	18.8
Intermodal services	20.6	30.5	22.8	30.1
Dedicated services	20.6	17.1	20.3	15.5
Value-added services	28.8	24.4	29.1	24.3
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

Thirteen Weeks Ended September 30, 2023 Compared to Thirteen Weeks Ended October 1, 2022

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended September 30, 2023 and October 1, 2022:

	Thirteen Weeks Ended
	September 30, 2023		October 1, 2022		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$421,251	100.0%	$505,692	100.0%	(16.7)%
Operating expenses:
Purchased transportation and equipment rent	147,470	35.0	208,870	41.3	(29.4)
Direct personnel and related benefits	134,866	32.0	127,125	25.1	6.1
Operating supplies and expenses	43,060	10.2	44,734	8.8	(3.7)
Commission expense	8,334	2.0	10,632	2.1	(21.6)
Occupancy expense	10,913	2.6	10,150	2.0	7.5
General and administrative	13,633	3.2	13,617	2.7	0.1
Insurance and claims	6,828	1.6	5,745	1.1	18.9
Depreciation and amortization	19,386	4.6	15,048	3.0	28.8
Total operating expenses	384,490	91.3	435,921	86.2	(11.8)
Income from operations	36,761	8.7	69,771	13.8	(47.3)
Interest income (expense), net	(6,495)	(1.5)	(4,490)	(0.9)	44.7
Other non-operating income (expense)	588	0.1	(454)	(0.1)	(229.5)
Income before income taxes	30,854	7.3	64,827	12.8	(52.4)
Income tax expense	7,807	1.8	16,347	3.2	(52.2)
Net income	$23,047	5.5%	$48,480	9.6%	(52.5)%

Operating revenues. The decrease in operating revenues was primarily due to decreased rates and volumes in our transactional transportation-related services. Included in operating revenues are separately-identified fuel surcharges of $28.2 million for the thirteen weeks ended September 30, 2023, compared to $46.8 million for the thirteen weeks ended October 1, 2022.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increases or decreases are generally correlated with changes in demand for transactional transportation-related services, which includes truckload, brokerage, and intermodal services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. Third quarter 2023 transactional transportation-related service revenues decreased 28.0% compared to the third quarter of 2022. As a percentage of total revenues, transactional transportation services revenue decreased to 50.6% for third quarter 2023 compared to 58.6% in the same period last year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The increase in the third quarter 2023 was primarily due to an increase in the number of employee drivers in our California intermodal operations. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main element driving the change was a decrease in operating supplies and material costs in operations supporting heavy-truck programs.

Commission expense. Commission expense decreased due to decreased brokerage revenue in our agency-based truckload business and decreased revenue from our intermodal agents.

Occupancy expense. The increase in occupancy expense was attributable to an increase in building rents and property taxes.

General and administrative. General and administrative expense remained consistent for both the third quarter 2023 and 2022.

Insurance and claims. The increase in insurance and claims expense was primarily due to a decrease in owner operator insurance deductions primarily related to the conversion of drivers in California to employees.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from an increase in depreciation expense of $4.7 million, which was partially offset by a decrease in amortization expense of $0.4 million.

Interest expense, net. The increase in net interest expense reflects an increase in interest rates on our outstanding borrowings. As of September 30, 2023, our outstanding borrowings were $392.0 million compared to $393.7 million at October 1, 2022.

Other non-operating income (expense). The increase in other non-operating income was primarily the result of a $0.5 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income compared to a $0.5 million loss in third quarter 2022.

Income tax expense. Our effective income tax rate was 25.3% in the third quarter 2023 compared to 25.2% in the third quarter 2022. The decrease in income taxes is primarily the result of a decrease in taxable income.

Thirty-nine Weeks Ended September 30, 2023 Compared to Thirty-nine Weeks Ended October 1, 2022

The following table sets forth items derived from our consolidated statements of income for the thirty-nine weeks ended September 30, 2023 and October 1, 2022:

	Thirty-nine Weeks Ended
	September 30, 2023		October 1, 2022		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$1,271,219	100.0%	$1,556,735	100.0%	(18.3)%
Operating expenses:
Purchased transportation and equipment rent	443,434	34.9	668,216	42.9	(33.6)
Direct personnel and related benefits	412,004	32.4	389,966	25.1	5.7
Operating supplies and expenses	130,351	10.3	132,886	8.5	(1.9)
Commission expense	24,149	1.9	31,412	2.0	(23.1)
Occupancy expense	33,106	2.6	30,345	1.9	9.1
General and administrative	38,967	3.1	36,382	2.3	7.1
Insurance and claims	20,795	1.6	16,925	1.1	22.9
Depreciation and amortization	57,061	4.5	58,333	3.7	(2.2)
Total operating expenses	1,159,867	91.2	1,364,465	87.6	(15.0)
Income from operations	111,352	8.8	192,270	12.4	(42.1)
Interest income (expense), net	(16,590)	(1.3)	(10,842)	(0.7)	53.0
Other non-operating income (expense)	885	0.1	(324)	(0.1)	(373.1)
Income before income taxes	95,647	7.6	181,104	11.6	(47.2)
Income tax expense	24,159	2.0	45,917	2.9	(47.4)
Net income	$71,488	5.6%	$135,187	8.7%	(47.1)%

Operating revenues. The decrease in operating revenues was primarily due to decreased rates and volumes in our transactional transportation-related services. Included in operating revenues are separately-identified fuel surcharges of $90.7 million for the thirty-nine weeks ended September 30, 2023, compared to $127.5 million for the thirty-nine weeks ended October 1, 2022. Results for the thirty-nine weeks ending October 1, 2022 include a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the period as well as $9.7 million in additional depreciation expense due to the revision of the useful life and salvage value of certain equipment.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. The increases or decreases are generally correlated with changes in demand for transactional transportation-related services, which includes truckload, brokerage, and intermodal services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. For the thirty-nine weeks ended September 30, 2023, transactional transportation-related service revenues decreased 31.5% compared to the prior year period. As a percentage of total revenues, transactional transportation services revenue decreased to 50.6% for thirty-nine weeks ended September 30, 2023, compared to 60.3% in the same period last year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The increase in the thirty-nine weeks ended September 30, 2023, was primarily due to an increase in the number of employee drivers in our California intermodal operations. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and they generally relate to fluctuations in customer demand. The main element driving the change was a decrease of $4.7 million in professional fees. This was partially offset by a $2.1 million increase in vehicle and other maintenance.

Commission expense. Commission expense decreased due to decreased revenue in our agency-based truckload business and decreased revenue from our intermodal agents.

Occupancy expense. The increase in occupancy expense was attributable to an increase in building rents and property taxes.

General and administrative. The increase in general and administrative expense was primarily due to an increase in professional fees.

Insurance and claims. The increase in insurance and claims expense was primarily due to a decrease in owner operator insurance deductions primarily related to the conversion of drivers in California to employees and a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims during the thirty-nine weeks ended October 1, 2022.

Depreciation and amortization. The decrease in depreciation and amortization expense resulted from a $0.1 million decrease in depreciation expense and a $1.1 million decrease in amortization expense. During the thirty-nine weeks ended October 1, 2022, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $9.7 million during the period.

Interest expense, net. The increase in net interest expense reflects an increase in interest rates on our outstanding borrowings. As of September 30, 2023, our outstanding borrowings were $392.0 million compared to $393.7 million at October 1, 2022.

Other non-operating income (expense). The increase in other non-operating income was primarily the result of a $0.7 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income compared to a $0.4 million loss during the same period last year.

Income tax expense. Our effective income tax rate was 25.3% in the thirty-nine weeks ended September 30, 2023, compared to 25.4% in the same period last year. The decrease in income taxes is primarily the result of a decrease in taxable income.

Segment Financial Results

We report our financial results in four distinct reportable segments: contract logistics, intermodal, trucking, and company-managed brokerage, which are based primarily on the services each segment provides. This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria.

The following tables summarize information about our reportable segments for the thirteen week and thirty-nine week periods ended September 30, 2023 and October 1, 2022 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Contract logistics	$208,129	$209,507	$628,228	$618,426
Intermodal	86,630	154,391	289,241	468,869
Trucking	97,085	99,619	258,043	303,649
Company-managed brokerage	28,102	40,615	91,652	160,940
Other	1,305	1,560	4,055	4,851
Total operating revenues	$421,251	$505,692	$1,271,219	$1,556,735

	Income from Operations
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Contract logistics	$35,103	$35,400	$95,673	$88,300
Intermodal	(4,324)	28,148	2,241	72,526
Trucking	6,558	4,791	14,770	21,821
Company-managed brokerage	(1,070)	1,079	(2,230)	9,097
Other	494	353	898	526
Total income from operations	$36,761	$69,771	$111,352	$192,270

Thirteen Weeks Ended September 30, 2023 Compared to Thirteen Weeks Ended October 1, 2022

In the contract logistics segment, which includes our value-added and dedicated services, third quarter 2023 operating revenues decreased 0.7%. At the end of the third quarter 2023, we managed 73 value-added programs compared to 63 at the end of the third quarter 2022. Included in contract logistics segment revenues were $9.1 million in separately identified fuel surcharges from dedicated transportation services, compared to $11.3 million during the same period last year. Third quarter 2023 income from operations decreased $0.3 million and operating margin, as a percentage of revenue, was 16.9% for both the third quarters 2023 and 2022.

Operating revenues in the intermodal segment decreased 43.9% primarily due to decreases in the average revenue per load, excluding fuel surcharges and in the number of loads hauled. Included in intermodal segment revenues for the recently completed quarter were $12.7 million in separately identified fuel surcharges, compared to $26.4 million during the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $9.9 million during the third quarter 2023, compared to $31.3 million one year earlier. The average operating revenue per load, excluding fuel surcharges, decreased 24.7% and load volumes fell an additional 11.8% on a year-over-year basis. As a percentage of revenue, operating margin in the intermodal segment for the third quarter 2023 was (5.0)%, compared to 18.2% one year earlier.

In the trucking segment, third quarter 2023 operating revenues decreased 2.5% primarily due to a decrease in the number of loads hauled, partially offset by an increase in the average operating revenue per load, excluding fuel surcharges. Third quarter 2023 trucking segment revenues included $28.8 million of brokerage services, compared to $43.1 million during the same period last year. Also included in our trucking segment revenues were $6.3 million in separately identified fuel surcharges during the third quarter 2023, compared to $9.1 million in fuel surcharges during the same period last year. On a year-over-year basis, the average operating revenue per load, excluding fuel surcharges, increased 13.3% while load volumes declined 13.1%. As a percentage of revenue, operating margin in the trucking segment for the third quarter 2023 was 6.8% compared to 4.8% during the same period last year.

Third quarter 2023 operating revenues in the company-managed brokerage segment decreased 30.8% primarily due to decreases in the average operating revenue per load and in the number of loads hauled. On a year-over-year basis, average operating revenue per load and load volumes in the company-managed brokerage segment decreased 11.1% and 12.3%, respectively. As a percentage of revenue, operating margin for the third quarter 2023 was (3.8)% compared to 2.7% during the same period last year.

Thirty-nine Weeks Ended September 30, 2023 Compared to Thirty-nine Weeks Ended October 1, 2022

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues increased 1.6%. At the end of the third quarter 2023, we managed 73 value-added programs compared to 63 at the end of the third quarter 2022. Included in contract logistics segment revenues for the thirty-nine weeks ended September 30, 2023, were $27.4 million in separately identified fuel surcharges from dedicated transportation services, compared to $31.1 million during the same period last year. Income from operations increased $7.4 million and operating margin, as a percentage of revenue was 15.2% for the thirty-nine weeks ended September 30, 2023, compared to 14.3% in the same period last year.

Operating revenues in the intermodal segment decreased 38.3% primarily due to decreases in the average revenue per load, excluding fuel surcharges and in the number of loads hauled. Included in intermodal segment revenues for thirty-nine weeks ended September 30, 2023, were $43.4 million in separately identified fuel surcharges, compared to $69.8 million during the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $49.4 million during the thirty-nine weeks ended September 30, 2023, compared to $101.1 million one year earlier. The average operating revenue per load, excluding fuel surcharges, decreased 19.7% and load volumes fell an additional 18.6% on a year-over-year basis. As a percentage of revenue, operating margin in the intermodal segment for the thirty-nine weeks ended September 30, 2023, was 0.8%, compared to 15.5% one year earlier.

In the trucking segment, operating revenues decreased 15.0% primarily due to decreases in the average revenue per load, excluding fuel surcharges and in the number of loads hauled. Trucking segment revenues included $94.2 million of brokerage services, compared to $131.8 million during the same period last year. Also included in our trucking segment revenues were $19.9 million in separately identified fuel surcharges during the thirty-nine weeks ended September 30, 2023, compared to $26.5 million in fuel surcharges during the same period last year. On a year-over-year basis, the average operating revenue per load, excluding fuel surcharges, decreased 2.2% while load volumes declined 12.9%. As a percentage of revenue, operating margin in the trucking segment for the thirty-nine weeks ended September 30, 2023, was 5.7% compared to 7.2% during the same period last year.

Operating revenues in the company-managed brokerage segment decreased 43.1% primarily due to decreases in the average operating revenue per load and in the number of loads hauled. On a year-over-year basis, average operating revenue per load and load volumes in the company-managed brokerage segment decreased 18.7% and 17.7%, respectively. As a percentage of revenue, operating margin for the thirty-nine weeks ended September 30, 2023, was (2.4)% compared to 5.7% during the same period last year.

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

During the thirty-nine weeks ended September 30, 2023, our capital expenditures totaled $192.1 million. These expenditures primarily consisted of transportation equipment, investments in support of our value-added service operations, and the expansion of our terminal network including the $80.0 million purchase of a terminal in Compton, Los Angeles County, California. Our flexible business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Due to shortages, production backlogs, and limited availability of transportation equipment in recent years, as well as the acquisition of strategic real estate, our expenditures are somewhat higher than the customary range of 4% to 5% of our operating revenues. For the full year 2023, exclusive of acquisitions of businesses, we expect our capital expenditures to be in the range of $235 million. We expect to make these capital expenditures for the acquisition of transportation equipment, to support our new and existing value-added service operations, to expand our owned terminal network, and for improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock. After considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of Directors did not declare a special dividend in the first quarter of 2023. On October 26, 2023, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock payable on January 2, 2024 to shareholders of record at the close of business on December 4, 2023. During the year ended December 31, 2022, we paid a total of $0.42 per common share, or $11.1 million. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our revolving credit facility (the “Revolving Credit Facility”) provides for a $400 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The Revolving Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Revolving Credit Facility includes an accordion feature which allows us to increase availability by up to $200 million upon our request. At September 30, 2023, we were in compliance with all its covenants, and $378.9 million was available for borrowing.

Our UACL Credit and Security Agreement (the “UACL Credit Agreement”) provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The UACL Credit Agreement, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our UACL Credit Agreement includes an accordion feature which allows us to increase availability by up to $30 million upon our request. At September 30, 2023, we were in compliance with all its covenants, and $5.0 million was available for borrowing.

A wholly owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.27%.

Certain wholly owned subsidiaries entered into a $165.4 million term loan facility to repay outstanding balances under a then-existing term loan and certain other real estate notes (the “Real Estate Facility”). The Real Estate Facility matures on April 29, 2032 and is secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The Real Estate Facility includes customary affirmative and negative covenants, and principal and interest is payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At September 30, 2023, we were in compliance with all covenants under the facility.

We also maintain a short-term line of credit secured by our portfolio of marketable securities (the “Margin Facility”). It bears interest at Term SOFR plus 1.10%. The amount available under the Margin Facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of September 30, 2023, and the maximum available borrowings were $5.0 million.

Any failure to comply with any material provision or covenant of the Revolving Credit Facility, UACL Credit Agreement, Equipment Financing, Real Estate Facility, Margin Facility, or other agreements governing our financing arrangements in the future could have a material adverse effect on our liquidity and operations.

Discussion of Cash Flows

At September 30, 2023, we had cash and cash equivalents of $16.8 million compared to $47.2 million at December 31, 2022. Operating activities provided $161.2 million in net cash, and we used $188.6 million in investing activities and $0.3 million in financing activities.

The $161.2 million in net cash provided by operations was primarily attributed to $71.5 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gains on marketable equity securities and equipment sales, amortization of debt issuance costs, stock-based compensation, and provisions for credit losses totaling $83.0 million, net. Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $6.8 million. The primary drivers behind the decrease in working capital was a decrease in trade and other accounts receivables, and increases in accrued expenses and other current liabilities and income taxes payable. These were partially offset by principal reductions in operating lease liabilities during the period, an increase in prepaid expenses and other assets, and decreases in trade accounts payable and other long-term liabilities. Affiliate transactions decreased net cash provided by operating activities by $6.7 million. The decrease resulted from a $5.8 million decrease in accounts payable to affiliates and a $0.9 million increase in accounts receivable from affiliates.

The $188.6 million in net cash used in investing activities consisted of $192.1 million in capital expenditures, which was partially offset by $3.3 million in proceeds from the sale of equipment and $0.2 million in proceeds from the sale of marketable securities.

We used $0.3 million in financing activities during the thirty-nine weeks ended September 30, 2023. During the period, we paid cash dividends of $8.3 million, $0.9 million in capitalized financing costs and $0.1 million for purchases of common stock. We had outstanding borrowings totaling $392.0 million at September 30, 2023 compared to $382.9 million at December 31, 2022. During the period, we made payments on term loan and equipment and real estate notes totaling $56.0 million, borrowed $39.0 million for new equipment and had net borrowings on our revolving lines of credit totaling $26.1 million.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Form 10-K for the year ended December 31, 2022. There have been no changes in our accounting policies during the thirteen weeks ended September 30, 2023.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended September 30, 2023. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 30, 2023 identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

A significant labor dispute that involves one of our customers or that could otherwise affect our operations could reduce our revenues and harm our profitability.

Our largest customers employ a substantial number of workers who are members of industrial trade unions, and their employment is subject to the terms of collective bargaining agreements. The United Auto Workers started a trilateral strike against Ford, General Motors, and Stellantis on September 15, 2023. Although the UAW has reached tentative agreements with Ford, General Motors, and Stellantis, if the UAW workers employed by each of these customers fail to timely ratify the applicable labor agreements and the union members remain on strike, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants where we provide services could also have a material adverse effect on our business.

Significant increases in labor costs as a result of the renegotiation of our collective bargaining agreements could be harmful to our business and our profitability.

As of September 30, 2023, approximately 32% of our employees were members of unions and subject to collective bargaining agreements. Subject to a few exceptions, each of our unionized facilities has a separate agreement with the union that generally represents the workers at only that facility. Any work stoppages or slowdowns by our employees could affect our ability to meet our customers’ needs, and customers may do more business with our competitors if they believe that such actions may adversely affect our ability to provide our services. We may face the permanent loss of customers if we are unable to provide uninterrupted services. The terms of our future collective bargaining agreements may also affect our competitive position and results of operations.

The conflict in the Middle East, or expansion of the conflict to other areas or countries, or similar conflicts in the region could adversely impact our business and financial results.

We do not have any direct operations in Israel, Egypt, Jordan, Lebanon, Syria, the West Bank or Gaza, but we may be affected by the broader consequences of the conflict in the Middle East. The potential implications include increased inflation, supply chain disruption, reduced access to parts for our revenue equipment, embargoes, geopolitical shifts, reduced access to diesel fuel, higher energy prices, and other effects on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflicts may heighten other risk factors. Ultimately, these factors could materially and adversely affect the results of our operations.

Risks Related to Our Common Stock

Our public shareholders may have limited influence over our significant corporate actions.

Matthew T. Moroun, the Chairman of our Board of Directors, is the trustee of certain family trusts that collectively own greater than 50% of our outstanding shares. In this capacity, Mr. Moroun holds investment power over the shares in the family trusts. Frederick P. Calderone, a member of our Board of Directors, is the special trustee of the family trusts and, in that capacity, he exercises voting authority over the shares in the family trusts. The special trustee serves at the discretion of the trustee of the trusts, and members of the Moroun family are the beneficiaries of the trusts. Votes cast on behalf of the family trusts control any action requiring the general approval of our shareholders, including the election of our board of directors, the adoption of amendments to our articles of incorporation and bylaws, and the approval of any merger or sale of substantially all of our assets. This concentration of ownership could also limit the price that some investors might be willing to pay for shares of our common stock.

The interests of our controlling shareholders may conflict with those of the Company and our other shareholders.

The interests of the Moroun family trusts could conflict with the interests of Universal or our other shareholders. For example, the concentration of ownership in the trusts could delay, defer, or prevent a change of control of the Company that may otherwise be favorable to the Company and our other shareholders. The votes cast on behalf of the family trusts could also result in our entry into transactions or agreements that our other shareholders do not approve. Our controlling shareholders might also refrain from voting in favor of a transaction that would result in our other shareholders receiving consideration for our common stock that is much higher than its then-current market price. Any such decisions that may be made in the future by our controlling shareholders will be in their absolute discretion, subject to applicable laws and fiduciary duties.

Because we are a “controlled company” under NASDAQ rules, we are not subject to certain corporate governance standards that apply to other publicly traded companies.

The NASDAQ rules state that a controlled company is one in which more than 50% of the voting power is held by another person or group of persons acting together. A controlled company may elect not to comply with certain corporate governance requirements, including:

•
a majority of the board of directors consist of independent directors;
•
a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We are a controlled company under these rules, and these requirements will not apply to us as long as we retain that status. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Share Purchases

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
July 2, 2023 - July 29, 2023	—		$—	—	513,251
July 30, 2023 - August 26, 2023	3,750	(2)	$32.24	—	513,251
August 27, 2023 - September 30, 2023	471	(3)	$27.10	—	513,251
Total	4,221		$31.67	—	513,251

(1) On July 29, 2021, the Company announced that it had been authorized to purchase up to 1,000,000 shares of its common stock from time to time in the open market. As of September 30, 2023, 513,251 shares remain available under this authorization. No specific expiration date has been assigned to the authorization.

(2) Consists of 3,750 shares of common stock acquired on August 11, 2023 by the Company from a director for $120,900 upon exercising its right of first refusal pursuant to a restricted stock bonus award agreement.

(3) Consists of 471 shares of common stock acquired on September 1, 2023 by the Company from an employee for $12,764 upon exercising its right of first refusal pursuant to a restricted stock bonus award agreement.

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

4.1

Second Amended and Restated Registration Rights Agreement dated July 28, 2021 among the Registrant and the Moroun Family Holders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2021)

4.2

Joinder Agreement to Registration Rights Agreement dated August 1, 2023, among Registrant and the Swiftsure Trust (incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed August 3, 2023)

10.1

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers with reporting obligations under Section 16 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 27, 2023)

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: November 9, 2023	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: November 9, 2023	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer