Form 10-K
period 2023-12-31
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2024-03-15
CIK 1308208

☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of July 1, 2023, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2023, as reported by The Nasdaq Stock Market, was approximately $192.0 million (assuming, but not admitting for any purpose, that all (a) directors and executive officers of the registrant are affiliates, and (b) the number of shares held by such directors and executive officers does not include shares that such persons could have acquired within 60 days of July 1, 2023).

The number of shares of common stock, no par value, outstanding as of March 4, 2024, was 26,309,223.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

UNIVERSAL LOGISTICS HOLDINGS, INC.

2023 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1: BUSINESS

Company Background

Universal Logistics Holdings, Inc. is a holding company whose subsidiaries provide a variety of customized transportation and logistics solutions throughout the United States and in Mexico, Canada and Colombia. Our operating subsidiaries provide customers with a broad scope of services across their entire supply chain, including truckload, brokerage, intermodal, dedicated and value-added services.

Our operating subsidiaries provide a comprehensive suite of transportation and logistics solutions that allow our customers to reduce costs and manage their global supply chains more efficiently. We market and deliver our services in several ways:

•
Through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors;
•
Through company-managed facilities; and
•
Through a network of agents who solicit freight business directly from shippers.

At December 31, 2023, we operated 50 company-managed terminal locations, serviced 71 value-added programs at locations throughout the United States and in Mexico, Canada and Colombia, and had an agent network totaling approximately 230 agents.

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

Truckload. Our truckload services include dry van, flatbed, heavy-haul and refrigerated operations. Truckload services represented approximately $213.9 million, or 12.9%, of our operating revenues in 2023. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries.

Brokerage. We provide customers with freight brokerage services by utilizing third-party transportation providers to transport goods. Brokerage services also include full service domestic and international freight forwarding, and customs brokerage. In 2023, brokerage services represented approximately $244.0 million, or 14.7%, of our operating revenues.

Intermodal. Intermodal operations include steamship-truck, rail-truck, and support services. Intermodal support services represented $374.7 million, or 22.5%, of our operating revenues in 2023. Our intermodal support services are primarily short- to medium-distance delivery of both international and domestic containers between the railhead or port and the customer.

Dedicated. Our dedicated services are primarily provided in support of automotive customers using van equipment. In 2023, dedicated services represented approximately $343.5 million, or 20.7%, of our operating revenues. Our dedicated services are primarily short run or round-trip moves within a defined geographic area provided through a network of union and non-union employee drivers, owner-operators, and contract drivers.

Value-Added. Our value-added services, which are typically tailored to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management. Value-added services represented approximately $486.0 million, or 29.2%, of our operating revenues in 2023. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains.

Segments

We report our financial results in four distinct reportable segments: contract logistics, intermodal, trucking, and company-managed brokerage.

The operations that we aggregate in our contract logistics segment deliver value-added and dedicated transportation services to support in-bound logistics to original equipment manufacturers (OEMs) and major retailers on a contractual basis, generally pursuant to terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves predominately coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers that are commonly referred to as broker carriers. The operations that we group in our trucking segment are associated with individual freight shipments coordinated primarily by our agents using a mix of owner-operators, company equipment and broker carriers. Our company-managed brokerage segment provides for the pick-up and delivery of individual freight shipments using broker carriers, coordinated by our company-managed operations.

For additional information on segments, see Item 8, Note 17 to the Consolidated Financial Statements.

Business and Growth Strategy

The key elements of our strategy are as follows:

Make strategic acquisitions. The transportation and logistics industry is highly fragmented, with thousands of small and mid-sized competitors that are either specialized in specific vertical markets, specific service offerings, or limited to local and regional coverage. We expect to selectively evaluate and pursue acquisitions that will enhance our service capabilities, expand our geographic network and/or diversify our customer base.

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

Target further penetration of key customers in the North American automotive industry. The automotive industry is one of the largest users of global outsourced logistics services, providing us growth opportunities with both existing and new customers. In 2023, this sector comprised approximately 43% of our total operating revenues. The vast majority of hourly employees in our automotive customers’ manufacturing operations are represented by unions and covered by collective bargaining agreements. These agreements provide guaranteed wage and benefit levels throughout the contract term. With the ratification of new contracts in 2023, we expect our customers to experience significant increases in their labor costs through the life of the contracts. These cost increases may cause certain of our customers to evaluate the outsourcing of certain value-added operations where we possess demonstrated experience and expertise. We intend to capitalize on continued growth opportunities in those outsourced, higher-value logistics services, such as sub-assembly and sequencing, which link directly into production lines and require specialized capabilities, technological expertise, and strict quality controls.

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

A significant percentage of our revenues are derived from the domestic automotive industry. Our aggregate sales in the automotive industry totaled 43%, 36% and 31% of our revenues during the fiscal years ended December 31, 2023, 2022 and 2021, respectively. During 2023, 2022 and 2021, General Motors accounted for approximately 20%, 16% and 13% of our total operating revenues, respectively. Sales to our top 10 customers, including General Motors, totaled 48% in 2023. A significant percentage of our revenue also results from our providing capacity to other transportation companies that aggregate loads from a variety of shippers in these and other industries.

Human Capital Resources

Overview. As of December 31, 2023, we had 9,311 employees. During the year ended December 31, 2023, we also engaged, on average, the full-time equivalency of 450 individuals on a contract basis. As of December 31, 2023, approximately 33% of our employees were members of unions and subject to collective bargaining agreements. We believe our union and employee relationships are good.

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

A significant percentage of the interaction with our shippers is provided by our agents. Our agents solicited and controlled approximately 30% of the freight we hauled in 2023, with the balance of the freight being generated by company-managed terminals. Our top 100 agents in 2023 generated approximately 20% of our annual operating revenues. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is acutely aware of the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

Revenue Equipment

The following table represents our equipment used to provide transportation services as of December 31, 2023:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	1,945	1,766	3,711
Yard Tractors	339	—	339
Trailers	4,434	950	5,384
Chassis	3,494	—	3,494
Containers	108	—	108

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

In our contract logistics segment, we customize our proprietary warehouse management and sequencing systems to meet the needs of individual customers. Our systems allows us to send our customers an advance shipping notice through a simple, web-based interface that can be used by a variety of vendors. It also enables us to clearly identify and communicate to the customer any vendor-related problems that may cause delays in production. We also use cross-dock and container-return-management applications that automate the cycle of material receipt and empty container return.

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

ITEM 1A: RISK FACTORS

Set forth below, and elsewhere in this Report and in other documents we file with the SEC, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report or our other filings with the SEC or in oral presentations such as telephone conferences open to the public. You should carefully consider the following factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related Notes in Item 8.

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

The FMCSA and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, drug and alcohol testing, safety and insurance requirements. Our owner-operators must comply with the safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing and hours-of-service. There also are regulations specifically relating to the trucking industry, including testing and specifications of equipment and product handling requirements. These measures could disrupt or impede the timing of our deliveries and we may fail to meet the needs of our customers. The cost of complying with these regulatory measures, or any future measures, could have a materially adverse effect on our business or results of operations.

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

A significant portion of our larger customers are concentrated in the North American automotive industry. During 2023, 43% of our revenues were derived from customers in the North American automotive industry. Our business and growth largely depend on continued demand for its services from customers in this industry. Any future downturns in North American automobile production, which also impacts our steel and other metals customers, could similarly affect our revenues in future periods.

Our business derives a large portion of revenue from a few major customers, and the loss of any one or more of them as customers, or a reduction in their operations, could have a material adverse effect on our business.

A large portion of our revenue is generated from a limited number of major customers concentrated in the automotive, retail and consumer goods, steel and other metals, energy and manufacturing industries. Our top 10 customers accounted for approximately 48% of our operating revenues during 2023. Our contracts with customers generally contain cancellation clauses, and there can be no assurance that these customers will continue to utilize our services or that they will continue at the same levels. Further, there can be no assurance that these customers will not be affected by a future downturn in demand, which would result in a reduction in their operations and corresponding need for our services. Moreover, our customers may individually lose market share, apart from general economic trends. If our major customers lose U.S. market share, they may have less need for services. A reduction in or termination of services by one or more of our major customers could have a material adverse effect on our business and results of operations.

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

Our largest customers employ a substantial number of workers who are members of industrial trade unions, and their employment is subject to the terms of collective bargaining agreements. In 2023, the United Auto Workers conducted a trilateral strike against Ford, General Motors, and Stellantis. Although the UAW reached agreements with Ford, General Motors, and Stellantis, similar such actions in the future could negatively impact our revenue and profitability. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants where we provide services could also have a material adverse effect on our business.

Significant increases in labor costs as a result of the renegotiation of our collective bargaining agreements could be harmful to our business and our profitability.

As of December 31, 2023, approximately 33% of our employees were members of unions and subject to collective bargaining agreements. Subject to a few exceptions, each of our unionized facilities has a separate agreement with the union that generally represents the workers at only that facility. Any work stoppages or slowdowns by our employees could affect our ability to meet our customers’ needs, and customers may do more business with our competitors if they believe that such actions may adversely affect our ability to provide our services. We may face the permanent loss of customers if we are unable to provide uninterrupted services. The terms of our future collective bargaining agreements may also affect our competitive position and results of operations.

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

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings and cash flows. We are self-insured for health and workers’ compensation insurance coverage up to certain limits. If medical costs continue to increase, or if the severity or number of claims increase, and if we are unable to offset the resulting increases in expenses with higher freight rates, our earnings could be materially and adversely affected.

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

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination could occur. In prior years, we also maintained bulk fuel storage and fuel islands at two of our facilities. Our operations may involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

We may be unable to successfully integrate the businesses we acquire into our operations.

Integrating acquired companies may involve unanticipated delays, costs or other operational or financial problems. Successful integration of the businesses we acquire depends on a number of factors, including our ability to transition acquired companies to our management information systems. In integrating acquired businesses, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. We also face the risk that an unexpected problem at one of the acquired companies will require substantial time and attention from senior management, diverting management’s attention from other aspects of our business. We cannot be certain that our management and operational controls will be able to support us as we grow.

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

As discussed in Part II, Item 9A “Management’s Report on Internal Control Over Financial Reporting” later in this report, in the fourth quarter of 2023, we identified a material weakness in controls in place to identify potential data-entry errors related to our contracted rates and quantities and their associated invoices and amounts recorded as unbilled revenue. We are in the process of remediating the material weakness, but our efforts may not be successful. To remediate the material weakness, we plan to modify our policies and procedures for the timely review and approval of those contracted rates that are entered into the system, add a monitoring control that requires a secondary review of all contracted rates entered into the system to ensure they are being reviewed timely and entered accurately, and enhance the controls associated with invoices to ensure they reflect contracted rates. If we are unable to remediate the material weakness in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal control over financial reporting could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF and AI Risk Management Framework). This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall enterprise risk management program.

Key components of our cybersecurity risk management program include:

•
risk assessments designed to help identify cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, incident response personnel and senior management; and
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For an additional discussion of certain risks associated with cybersecurity see Item 1A, “Risk Factors” above.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any significant cybersecurity incidents. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity, and the full Board also receives a periodic briefing from management on our cyber risk management program.

Our Cybersecurity team, led by our Manager of Information Security, is responsible for assessing and managing our material risks from cybersecurity threats. The team is led by individuals who, on a combined basis, have more than 20 years of IT and cybersecurity related experience across multiple industries. Our Manager of Information Security has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants.

Our Cybersecurity team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include, among other things, briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2: PROPERTIES

We are headquartered and maintain our corporate administrative offices in Warren, Michigan. We own our corporate administrative offices, as well as 23 terminal yards and other properties in the following locations: Dearborn, Michigan; Romulus, Michigan; Compton, California; Riverside, California; Jacksonville, Florida; Garden City, Georgia; Savannah, Georgia; Harvey, Illinois; Gary, Indiana; Louisville, Kentucky; Albany, Missouri; South Kearny, New Jersey; Cleveland, Ohio; Columbus, Ohio; Reading, Ohio; York County, Pennsylvania; Wall, Pennsylvania; Mount Pleasant, South Carolina; Memphis, Tennessee; Dallas, Texas; Houston, Texas; Cloverdale, Virginia; and Clearfield, Utah.

As of December 31, 2023, we also leased 87 operating, terminal and yard, and administrative facilities in various U.S. cities located in 22 states, in Windsor, Ontario; and in Monterrey, Mexico; Saltillo, Mexico; and San Luis Potosí, Mexico. Generally, our facilities are utilized by our operating segments for various administrative, transportation-related or value-added services. We also deliver value-added services under our contract logistics segment inside or linked to 38 facilities provided by customers. Certain of our leased facilities are leased from entities controlled by our majority shareholders. These facilities are leased on either a month-to-month basis or extended terms. For more information on our lease arrangements, see Part II, Item 8: Notes 10, 12 and 15 to the Consolidated Financial Statements.

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

As of March 4, 2024, there were approximately 50 record holders of our common stock, based upon data available to us from our transfer agent. We believe, however, that we have a significantly greater number of shareholders because a substantial number of our common shares are held at the Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock. In addition, under our current dividend policy, after considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of Directors did not declare a special dividend in the first quarter of 2024.

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

Purchases of Equity Securities by the Issuer

On July 29, 2021, the Company announced that it had been authorized to purchase up to 1,000,000 shares of its common stock from time to time in the open market. As of December 31, 2023, 513,251 shares remain available under this authorization. No specific expiration date has been assigned to the authorization.

There were no purchases of our equity securities by or on behalf of us or any affiliated purchaser within the fourth quarter of 2023.

Performance Graph

The graph below matches Universal Logistics Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Universal Logistics Holdings, Inc.	100.00	107.96	118.61	110.74	199.29	169.50
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
NASDAQ Transportation	100.00	123.21	130.96	148.36	120.19	161.24

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6: RESERVED

ITEM 7:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Universal Logistics Holdings, Inc. is a holding company whose subsidiaries provide a variety of customized transportation and logistics solutions throughout the United States and in Mexico, Canada and Colombia. Our operating subsidiaries provide a comprehensive suite of transportation and logistics solutions that allow our customers to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors, through company-managed facilities and full-service freight forwarding and customs house brokerage offices, and through a contract network of agents who solicit freight business directly from shippers.

We operate, manage or provide services at 121 logistics locations in the United States, Mexico, Canada and Colombia and through our network of agents and owner-operators located throughout the United States and in Ontario, Canada. Thirty-eight of our value-added service operations are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production processes. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical piece of their supply chains. To support our flexible business model, we generally coordinate the duration of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. Our owner-operators provided us with 1,766 tractors and 950 trailers. We own 2,284 tractors, 4,434 trailers, 3,494 chassis and 108 containers. Our agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue or gross profit they generate for us and who bring an entrepreneurial spirit to our business. Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation companies.

As of December 31, 2023, we employed 9,311 people in the United States, Mexico, Canada, and Colombia, including 3,038 employees subject to collective bargaining agreements. We also engaged contract staffing vendors to supply an average of 450 additional personnel on a full-time-equivalent basis.

Our use of agents and owner-operators allows us to maintain both a highly flexible cost structure and a scalable business operation, while reducing investment requirements. These benefits are passed on to our customers in the form of cost savings and increased operating efficiency, while enhancing our cash generation and the returns on our invested capital and assets.

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

Factors Affecting Our Expenses

Purchased transportation and equipment rent. Purchased transportation and equipment rent represents the amounts we pay to our owner-operators or other third party equipment providers to haul freight and, to the extent required to deliver certain logistics services, the cost of equipment leased under short-term contracts from third parties. The amount of the purchased transportation we pay to our owner-operators is primarily based on contractually agreed-upon rates for each load hauled, net of any rental income we receive by leasing our trailers to owner-operators. The expense also includes the amount of fuel surcharges, where separately identifiable, that we receive from our customers and pass through to our owner-operators. Our strategy is to maintain a highly flexible business model that employs a cost structure that is mostly variable in nature. As a result, purchased transportation and equipment rent is the largest component of our costs and increases or decreases proportionately with changes in the amount of revenue generated by our owner-operators and other third party providers and with the production volumes of our customers. We recognize purchased transportation and equipment rent as the services are provided.

Direct personnel and related benefits. Direct personnel and related benefits include the salaries, wages and fringe benefits of our employees, as well as costs related to contract labor utilized in selling and operating activities. These costs are a significant component of our cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. As of December 31, 2023, approximately 33% of our employees were subject to collective bargaining agreements. Any changes in union agreements will affect our personnel and related benefits cost. The operations in the United States, Mexico and Canada that are subject to collective bargaining agreements have separate, individualized agreements with several different unions that represent employees in these operations. While there are some facilities with multiple unions, each collective bargaining agreement with each union covers a single facility for that union. Such agreements have expiration dates that are generally independent of other collective bargaining agreements and include economics and operating terms tailored to the specific operational requirements of a customer. Our operation in Mexico provides competitive compensation within the Mexican statutory framework for managerial and supervisory personnel.

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

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services are associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services are provided to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these service categories for the years ended December 31, 2023, 2022 and 2021, presented as a percentage of total operating revenues:

	Years ended December 31,
	2023	2022	2021
Operating revenues:
Truckload services	12.9%	11.4%	14.2%
Brokerage services	14.7	18.3	22.9
Intermodal services	22.5	29.4	27.0
Dedicated services	20.7	16.1	11.7
Value-added services	29.2	24.8	24.2
Total operating revenues	100.0%	100.0%	100.0%

Results of Operations

2023 Compared to 2022

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2023 and 2022:

	2023		2022		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$1,662,139	100.0%	$2,015,456	100.0%	(17.5)%
Operating expenses:
Purchased transportation and equipment rent	571,213	34.4	847,414	42.0	(32.6)
Direct personnel and related benefits	542,779	32.7	520,263	25.8	4.3
Operating supplies and expenses	170,994	10.3	177,440	8.8	(3.6)
Commission expense	31,370	1.9	40,288	2.0	(22.1)
Occupancy expense	44,301	2.7	41,286	2.0	7.3
General and administrative	51,839	3.1	48,924	2.4	6.0
Insurance and claims	27,163	1.6	22,749	1.1	19.4
Depreciation and amortization	77,036	4.6	76,657	3.8	0.5
Total operating expenses	1,516,695	91.2	1,775,021	88.1	(14.6)
Income from operations	145,444	8.8	240,435	11.9	(39.5)
Interest (expense), net	(22,753)	(1.4)	(16,156)	(0.8)	40.8
Other non-operating income	1,608	0.1	1,143	0.1	40.7
Income before income taxes	124,299	7.5	225,422	11.2	(44.9)
Income tax expense	31,398	1.9	56,790	2.8	(44.7)
Net income	$92,901	5.6%	$168,632	8.4%	(44.9)%

Operating revenues. The decrease in operating revenues was primarily due to decreased rates and volumes in our transactional transportation-related services, which includes truckload, brokerage, and intermodal services. Operating revenues included separately identified fuel surcharges of $118.3 million in 2023, compared to $168.6 million in 2022. Also included in operating revenues were other accessorial charges such as detention, demurrage and storage, which totaled $58.1 million during 2023 compared to $123.6 million one year earlier.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. These fluctuations are generally correlated with changes in demand for transactional transportation-related services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. In 2023, transactional transportation-related service revenues decreased 30.1% compared to the prior year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The increase was due to the launch of new business wins and robust volumes experienced at our contract logistics operations during 2023. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main element driving the change was a decrease in other operating expenses including professional fees and bad debt expense. This was partially offset by an increase in vehicle and other maintenance.

Commission expense. Commission expense decreased due to decreased revenue in our agency-based truckload business and decreased revenue from our intermodal agents.

Occupancy expense. The increase in occupancy expense was attributable to an increase in building rents and property taxes.

General and administrative. The increase in general and administrative expense was primarily due to an increase in salaries and wages as well as professional fees.

Insurance and claims. The increase in insurance and claims expense was primarily due to a decrease in owner operator insurance deductions primarily related to the conversion of drivers in California to employees and an increase in auto liability insurance and claims expense. This was partially offset by a decrease in cargo claims. 2022 also included a $3.0 million credit to insurance and claims expense resulting from the favorable settlement of certain auto liability claims.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from a $2.1 million increase in depreciation expense and was partially offset by a $1.7 million decrease in amortization expense. During 2022, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $9.7 million in 2022.

Interest expense, net. The increase in net interest expense reflects an increase in our outstanding borrowings as well as an increase in interest rates on our outstanding borrowings. As of December 31, 2023, our outstanding borrowings were $386.4 million compared to $382.9 million at December 31, 2022.

Other non-operating income (expense). Other non-operating income increased by $0.5 million in 2023 and included $0.2 million in realized gain on sales of marketable securities during the year.

Income tax expense. Our effective income tax rate was 25.3% in 2023 compared to 25.2% last year. The decrease in income taxes is primarily the result of a decrease in taxable income.

2022 Compared to 2021

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2022 and 2021:

	2022		2021		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$2,015,456	100.0%	$1,750,980	100.0%	15.1%
Operating expenses:
Purchased transportation and equipment rent	847,414	42.0	824,789	47.1	2.7
Direct personnel and related benefits	520,263	25.8	454,256	25.9	14.5
Operating supplies and expenses	177,440	8.8	149,394	8.5	18.8
Commission expense	40,288	2.0	33,894	1.9	18.9
Occupancy expense	41,286	2.0	37,286	2.1	10.7
General and administrative	48,924	2.4	42,035	2.4	16.4
Insurance and claims	22,749	1.1	38,829	2.2	(41.4)
Depreciation and amortization	76,657	3.8	67,537	3.9	13.5
Total operating expenses	1,775,021	88.1	1,648,020	94.1	7.7
Income from operations	240,435	11.9	102,960	5.9	133.5
Interest (expense), net	(16,156)	(0.8)	(11,599)	(0.7)	39.3
Other non-operating income	1,143	0.1	7,220	0.4	(84.2)
Income before income taxes	225,422	11.2	98,581	5.6	128.7
Income tax expense	56,790	2.8	24,848	1.4	128.5
Net income	$168,632	8.4%	$73,733	4.2%	128.7%

Operating revenues. The increase in operating revenues was primarily due to robust volumes in our contract logistics segment and increased rates in our transactional transportation-related services, which includes truckload, brokerage, and intermodal services. Operating revenues included separately identified fuel surcharges of $168.6 million in 2022, compared to $96.9 million in 2021. Also included in operating revenues were other accessorial charges such as detention, demurrage and storage, which totaled $123.6 million during 2022 compared to $84.9 million one year earlier.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. These fluctuations are generally correlated with changes in demand for transactional transportation-related services. The absolute increase in purchased transportation and equipment rental costs was primarily the result of an overall increase in transactional transportation-related services. In 2022, transactional transportation-related service revenues increased 14.2% compared to 2021.

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

Operating supplies and expenses. Operating supplies and expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements driving the change were increases in fuel expense on company tractors, vehicle and other maintenance, and bad debt expense. These were partially offset by decreases in other operating expenses including professional fees and travel and entertainment expense. Other operating expenses included $5.8 million of previously disclosed legal matters in 2021.

Commission expense. Commission expense increased due to increased revenue from both our agency based truckload business and our intermodal agents.

Occupancy expense. The increase in occupancy expense was attributable to an increase in building rents and property taxes.

General and administrative. The increase in general and administrative expense was primarily attributable to an increase in salaries, wages, and benefits.

Insurance and claims. The decrease in insurance and claims was attributable to decreases in auto liability insurance premiums and claims expense and in cargo and service failure claims. Our 2022 insurance and claims included a $3.0 million credit resulting from the favorable settlement of certain auto liability claims during the period. Included in insurance and claims expense in 2021 were $6.0 million related to previously disclosed items.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from an $8.6 million increase in depreciation expense and a $0.5 million increase in amortization expense. During 2022, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $9.7 million during the period.

Interest expense, net. The increase in net interest expense reflects an increase in interest rates partially offset by a decrease in our outstanding borrowings. As of December 31, 2022, our outstanding borrowings totaled $382.9 million compared to $428.4 million at the same time in 2021.

Other non-operating income. Other non-operating income for 2022 includes a $1.0 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income. Other non-operating income for 2021 includes a $5.7 million pre-tax gain from a favorable legal settlement and a $1.5 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income.

Income tax expense. Our effective tax rate was 25.2% in both 2022 and 2021. The increase in income taxes in 2022 is the result of an increase in taxable income.

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

The following tables summarize information about our reportable segments for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Operating Revenues
	December 31,
	2023	2022	2021
Contract logistics	$829,574	$823,934	$627,220
Intermodal	374,667	591,946	473,059
Trucking	333,211	392,639	403,312
Company-managed brokerage	119,741	200,536	242,794
Other	4,946	6,401	4,595
Total operating revenues	$1,662,139	$2,015,456	$1,750,980

	Income from Operations
	December 31,
	2023	2022	2021
Contract logistics	$127,752	$118,437	$44,809
Intermodal	1,297	83,640	30,379
Trucking	17,258	27,564	19,607
Company-managed brokerage	(2,221)	9,993	7,122
Other	1,358	801	1,043
Total income from operations	$145,444	$240,435	$102,960

2023 Compared to 2022

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues increased 0.7%. At the end of 2023, we managed 71 value-added programs compared to 63 at the end of 2022. Included in our contract logistics segment revenues for 2023 were $36.3 million in separately identified fuel surcharges from dedicated transportation services, compared to $41.7 million last year. Income from operations increased $9.3 million and operating margin, as a percentage of revenue was 15.4% for 2023, compared to 14.4% last year.

Operating revenues in the intermodal segment decreased 36.7% primarily due to decreases in the average revenue per load, excluding fuel surcharges and in the number of loads hauled. Included in intermodal segment revenues for 2023 were $56.5 million in separately identified fuel surcharges, compared to $92.3 million last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $58.1 million during 2023 compared to $123.6 million one year earlier. The average operating revenue per load, excluding fuel surcharges, decreased 19.8% and load volumes fell an additional 14.3% on a year-over-year basis. As a percentage of revenue, operating margin in the intermodal segment for 2023 was 0.3%, compared to 14.1% one year earlier.

In the trucking segment, operating revenues decreased 15.1% primarily due to decreases in the average revenue per load, excluding fuel surcharges and in the number of loads hauled. Trucking segment revenues included $124.3 million of brokerage services compared to $168.3 million during the same period last year. Also included in our trucking segment revenues were $25.5 million in separately identified fuel surcharges during 2023 compared to $34.7 million in fuel surcharges last year. On a year-over-year basis, the average operating revenue per load, excluding fuel surcharges, decreased 3.8% while load volumes declined 10.9%. As a percentage of revenue, operating margin in the trucking segment for 2023 was 5.2% compared to 7.0% last year.

Operating revenues in the company-managed brokerage segment decreased 40.3% primarily due to decreases in the average operating revenue per load and in the number of loads moved. On a year-over-year basis, average operating revenue per load and load volumes in the company-managed brokerage segment decreased 21.0% and 16.9%, respectively. As a percentage of revenue, operating margin for 2023 was (1.9)% compared to 5.0% during the same period last year.

2022 Compared to 2021

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues increased 31.4% due to robust volumes. At the end of 2022, Universal managed 63 value-added programs, unchanged from the prior year period. Included in our contract logistics segment revenues for 2022 were $41.7 million in separately identified fuel surcharges from dedicated transportation services, compared to $21.2 million in 2021. Income from operations increased $73.6 million and operating margin, as a percentage of revenue was 14.4% for 2022, compared to 7.1% in 2021. Included in 2021 were also $18.9 million of losses incurred in connection with previously disclosed contract logistics program launches.

Operating revenues in the intermodal segment increased 25.1% primarily due to an increase in the average revenue per load, excluding fuel surcharges. Included in intermodal segment revenues for 2022 were $92.3 million in separately identified fuel surcharges, compared to $51.2 million in 2021. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $123.6 million during 2022 compared to $84.9 million one year earlier. The average operating revenue per load, excluding fuel surcharges, increased 34.5% while load volumes fell 16.9% on a year-over-year basis. As a percentage of revenue, operating margin in the intermodal segment for 2022 was 14.1%, compared to 6.4% one year earlier.

In the trucking segment, operating revenues decreased 2.6% due to a decrease in the number of loads hauled. Trucking segment revenues included $168.3 million of brokerage services compared to $159.0 million during the same period in the prior year. Also included in our trucking segment revenues were $34.7 million in separately identified fuel surcharges during 2022 compared to $24.4 million in fuel surcharges in 2021. Trucking segment results also included $6.0 million in previously disclosed pre-tax charges in 2021. On a year-over-year basis, the average operating revenue per load, excluding fuel surcharges, increased 33.3% while load volumes declined 30.7%. As a percentage of revenue, operating margin in the trucking segment for 2022 was 7.0% compared to 4.9% for 2021.

Operating revenues in the company-managed brokerage segment decreased 17.4% primarily due to a decrease in the number of loads moved. On a year-over-year basis, load volumes in the company-managed brokerage segment decreased 25.8% while average operating revenue per load increased 2.6%. As a percentage of revenue, operating margin for 2022 was 5.0% compared to 2.9% for 2021.

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

In 2023, our capital expenditures totaled $240.6 million. These expenditures primarily consisted of transportation equipment, investments in support of our value-added service operations, and the expansion of our terminal network including the $80.0 million purchase of a terminal in Compton, Los Angeles County, California. Our flexible business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Due to shortages, production backlogs, and limited availability of transportation equipment in recent years, as well as the acquisition of strategic real estate and customer specific programs, our expenditures are somewhat higher than the customary range of 4% to 5% of our operating revenues. In 2024, we expect our capital expenditures to be in the range of $480 million to $500 million. We expect to make these capital expenditures for the acquisition of transportation equipment, to support new and existing value-added service operations, to expand our owned terminal network, and for improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock. After considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of Directors did not declare a special dividend in the first quarter of 2024. During the year ended December 31, 2023, we paid a total of $0.42 per common share, or $11.0 million. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our revolving credit facility (the “Revolving Credit Facility”) provides for a $400 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The Revolving Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Revolving Credit Facility includes an accordion feature which allows us to increase availability by up to $200 million upon our request. At December 31, 2023, we were in compliance with all its covenants, and $378.1 million was available for borrowing.

Our UACL Credit and Security Agreement (the “UACL Credit Agreement”) provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The UACL Credit Agreement, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our UACL Credit Agreement includes an accordion feature which allows us to increase availability by up to $30 million upon our request. At December 31, 2023, we were in compliance with all its covenants, and $10.0 million was available for borrowing.

A wholly owned subsidiary issued a series of promissory notes in order to finance transportation equipment (the “Equipment Financing”). The notes issued in connection with the Equipment Financing, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.27%.

Certain wholly owned subsidiaries entered into a $165.4 million term loan facility to repay outstanding balances under a then-existing term loan and certain other real estate notes (the “Real Estate Facility”). The Real Estate Facility matures on April 29, 2032 and is secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The Real Estate Facility includes customary affirmative and negative covenants, and principal and interest is payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At December 31, 2023, we were in compliance with all covenants under the facility.

We also maintain a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the margin facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of December 31, 2023, and the maximum available borrowings were $5.3 million.

Discussion of Cash Flows

At December 31, 2023, we had cash and cash equivalents of $12.5 million compared to $47.2 million at December 31, 2022. Operating activities provided $210.2 million in net cash, and we used $236.8 million in investing activities and $8.6 million in financing activities.

The $210.2 million in net cash provided by operations was primarily attributed to $92.9 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, amortization of debt issuance costs, gains on marketable equity securities and equipment sales, stock-based compensation, provisions for credit losses and a change in deferred income taxes totaling $119.7 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $2.4 million. The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, increases in prepaid expenses and other assets, and decreases in trade accounts payable, accruals for insurance and claims, income taxes payable and other long-term liabilities. These were partially offset by decreases in trade and other accounts receivable, and other assets. Affiliate transactions increased net cash provided by operating activities by $0.4 million. The increase in net cash resulted from an increase in accounts payable to affiliates of $0.1 million and a decrease in accounts receivable from affiliates of $0.2 million.

The $236.8 million in net cash used in investing activities consisted of $240.6 million in capital expenditures, which was partially offset by $3.5 million in proceeds from the sale of equipment and $0.3 million in proceeds from the sale of marketable securities.

We used $8.6 million in financing activities. During the year, we paid cash dividends of $11.0 million, $0.9 million in capitalized financing costs and $0.1 million for purchases of common stock. We had outstanding borrowings totaling $386.4 million at December 31, 2023 compared to $382.9 million at December 31, 2022. During the period, we made payments on term loan and equipment and real estate notes totaling $74.6 million, borrowed $56.2 million for new equipment and had net borrowings on our revolving lines of credit totaling $21.9 million.

Contractual Obligations

As of December 31, 2023, we had contractual obligations related to our long-term debt of $314.8 million and $58.2 million for principal borrowings and interest, respectively, which become due through 2032. See Item 8, Note 8 to the Consolidated Financial Statements for additional information regarding our debt obligations. We also have contractual obligations for operating leases commitments and purchase commitments related to agreements to purchase equipment, construct terminal and warehouse projects, and purchase strategic real estate. See Item 8, Note 12 and Note 15, respectively, to the Consolidated Financial Statements for additional information regarding lease obligations and purchase commitments.

Off-Balance Sheet Arrangements

None.

Legal Matters

We are subject to various legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty. We accrue estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We use judgment and evaluate, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings is inherently uncertain, so typically a loss cannot be precisely estimated. Accordingly, if the outcome of legal proceedings is different than is anticipated by us, we would have to record the matter at the actual amount at which it was resolved, in the period resolved, impacting our results of operations and financial position for the period. See Item 8, Note 15 to the Consolidated Financial Statements.

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

We establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. As of December 31, 2023 and 2022, we had accruals of $11.2 million and $14.3 million, respectively, for estimated claims net of insurance receivables. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows. Based on our 2023 reserve for claims incurred but not reported, a 10% increase in claims incurred but not reported would increase our insurance and claims expense by approximately $0.5 million.

Valuation of Long-Lived Assets, including Goodwill and Intangible Assets

At both December 31, 2023 and 2022, our goodwill balance was $170.7 million. We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment during the third quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill.

During each of the third quarters of 2023 and 2022, we completed our goodwill impairment testing by performing a quantitative assessment using the income approach for each of our reporting units with goodwill. The determination of the fair value of the reporting units requires us to make estimates and assumptions related to future revenue, operating income and discount rates. Based on the results of this test, no impairment loss was recognized. There were no triggering events identified from the date of our assessment through December 31, 2023 that would require an update to our annual impairment test.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under our revolving credit and term loan agreements, our real estate facility, and margin facility, all of which charge interest at floating rates. Borrowings under the credit agreements with each of the banks bear interest at Term SOFR or a base rate, plus an applicable margin. Our margin facility bears interest at Term SOFR plus 1.10%. As of December 31, 2023, we had total variable interest rate borrowings of $230.1 million. Assuming variable rate debt levels remain at $230.1 million for a full year, a 100 basis point increase in interest rates on our variable rate debt would increase interest expense approximately $2.3 million annually.

In connection with the Real Estate Facility, we entered into interest rate swap agreements to fix a portion of the interest rate on our variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $83.3 million. At December 31, 2023, the fair value of the swap agreement was an asset of $1.8 million. Since the swap agreements qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax.

Included in cash and cash equivalents is approximately $0.2 million in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Exposure to market risk for fluctuations in fuel prices also relates to a small portion of our transportation service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position. Based upon our 2023 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expense on company owned tractors by approximately $5.5 million.

Equity Securities Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $10.8 million at December 31, 2023 from $10.0 million at December 31, 2022. The increase resulted from an increase in the market value of the portfolio of approximately $0.8 million. During 2023, we also sold $0.3 million of marketable equity, with realized gains on sales totaling approximately $0.2 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.1 million. For additional information with respect to the marketable equity securities, see Item 8, Note 4 to the Consolidated Financial Statements.

Foreign Exchange Risk

In the years ended December 31, 2023 and 2022, 2.4% and 1.9%, respectively, of our revenues were derived from services provided outside the United States, principally in Mexico, Canada and Colombia. Exposure to market risk for changes in foreign currency exchange rates relates primarily to selling services and incurring costs in currencies other than the local currency and to the carrying value of net investments in foreign subsidiaries. As a result, we are exposed to foreign currency exchange rate risk due primarily due to translation of the accounts of our Mexican, Canadian and Colombian operations from their local currencies into U.S. dollars and also to the extent we engage in cross-border transactions. The majority of our exposure to fluctuations in the Mexican peso, Canadian dollar, and Colombian peso is naturally hedged since a substantial portion of our revenues and operating costs are denominated in each country’s local currency. Based on 2023 expenditures denominated in foreign currencies, a 10% decrease in the exchange rates would increase our annual operating expenses by approximately $3.0 million. Historically, we have not entered into financial instruments for trading or speculative purposes. Short-term exposure to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized by ongoing settlement of intercompany trading obligations.

The net investments in our Mexican, Canadian and Colombian operations are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in our statement of shareholders’ equity. Adjustments from the translation of the net investment in these operations increased equity by approximately $4.1 million for the year ended December 31, 2023.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Universal Logistics Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Logistics Holdings, Inc., a Michigan corporation, and subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2024 expressed an adverse opinion.

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

Goodwill Impairment Analysis – Contract Logistics and Intermodal Reporting Units

As described further in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually (in the third fiscal quarter) or more frequently, whenever events occur, or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. The determination of the fair value of the reporting units requires the Company to make estimates and assumptions related to future revenue, operating income and discount rates. The Company’s consolidated goodwill balance was $170.7 million as of December 31, 2023, which is allocated to the Company’s four reporting units. As of December 31, 2023, $56.3 million of goodwill was recorded in the Contract Logistics reporting unit and $101.1 million in the Intermodal reporting unit. We identified the annual goodwill impairment assessment of the Contract Logistics and Intermodal reporting units as a critical audit matter.

The principal consideration for our determination that the annual goodwill impairment assessment of the Contract Logistics and Intermodal reporting units is a critical audit matter is a high degree of auditor judgement necessary in evaluating the reasonableness of the fair value of the reporting units. The fair value estimate is sensitive to significant assumptions made by management in the discounted cash flow analyses specifically, forecasts of future revenue, operating income and discount rates.

Our audit procedures related to the goodwill impairment assessment of the Contract Logistics and Intermodal reporting units included the following, among others.

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

Southfield, Michigan

March 15, 2024

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2023 and 2022

(In thousands, except share data)

Assets	2023	2022
Current assets:
Cash and cash equivalents	$12,511	$47,181
Marketable securities	10,772	10,000
Accounts receivable – net of allowance for credit losses of $11,229 and $14,308, respectively	287,946	350,720
Other receivables	22,633	25,146
Prepaid expenses and other	26,509	25,629
Due from affiliates	710	976
Total current assets	361,081	459,652
Property and equipment, net	565,480	391,154
Operating lease right-of-use asset	87,208	99,731
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $134,514 and $121,843, respectively	61,296	73,967
Deferred income taxes	1,225	1,394
Other assets	6,503	7,050
Total assets	$1,253,523	$1,203,678
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$64,102	$87,138
Current portion of long-term debt	70,689	65,303
Current portion of operating lease liabilities	29,998	28,227
Accrued expenses and other current liabilities	43,062	43,106
Insurance and claims	25,464	30,574
Due to affiliates	20,737	20,627
Income taxes payable	6,364	11,926
Total current liabilities	260,416	286,901
Long-term liabilities:
Long-term debt, net of current portion	311,235	313,197
Operating lease liability, net of current portion	63,620	77,600
Deferred income taxes	79,567	69,585
Other long-term liabilities	6,487	9,465
Total long-term liabilities	460,909	469,847
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 31,007,100 and 30,996,205 shares issued; 26,284,223 and 26,277,549 shares outstanding, respectively	31,008	30,997
Paid-in capital	5,103	4,852
Treasury stock, at cost; 4,722,877 and 4,718,656 shares	(96,840)	(96,706)
Retained earnings	595,450	513,589
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $457 and $726, respectively	1,350	2,156
Foreign currency translation adjustments	(3,873)	(7,958)
Total shareholders’ equity	532,198	446,930
Total liabilities and shareholders’ equity	$1,253,523	$1,203,678

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Income

Years ended December 31, 2023, 2022 and 2021

(In thousands, except per share data)

	2023	2022	2021
Operating revenues:
Truckload services, including related party amounts of $6,682, $903 and $660, respectively	$213,874	$230,696	$248,878
Brokerage services	244,024	368,880	401,823
Intermodal services	374,667	591,946	473,059
Dedicated services	343,543	324,589	204,102
Value-added services	486,031	499,345	423,118
Total operating revenues	1,662,139	2,015,456	1,750,980
Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $316, $1,072 and $1,695, respectively	571,213	847,414	824,789
Direct personnel and related benefits, including related party amounts of $54,169, $51,879 and $42,371, respectively	542,779	520,263	454,256
Operating supplies and expenses, including related party amounts of $9,221, $7,597 and $3,887, respectively	170,994	177,440	149,394
Commission expense	31,370	40,288	33,894
Occupancy expense, including related party amounts of $13,649, $12,220 and $12,384, respectively	44,301	41,286	37,286
General and administrative, including related party amounts of $12,396, $11,801 and $8,923, respectively	51,839	48,924	42,035
Insurance and claims, including related party amounts of $16,739, $15,754 and $17,997, respectively	27,163	22,749	38,829
Depreciation and amortization	77,036	76,657	67,537
Total operating expenses	1,516,695	1,775,021	1,648,020
Income from operations	145,444	240,435	102,960
Interest income	1,454	132	43
Interest expense	(24,207)	(16,288)	(11,642)
Other non-operating income	1,608	1,143	7,220
Income before income taxes	124,299	225,422	98,581
Income tax expense	31,398	56,790	24,848
Net income	$92,901	$168,632	$73,733
Earnings per common share:
Basic	$3.53	$6.37	$2.74
Diluted	$3.53	$6.37	$2.74
Weighted average number of common shares outstanding:
Basic	26,284	26,469	26,919
Diluted	26,308	26,489	26,929
Dividends declared per common share	$0.42	$0.42	$0.42

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2023, 2022 and 2021

(In thousands)

	2023	2022	2021
Net Income	$92,901	$168,632	$73,733
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(269), $786 and $82, respectively	(806)	2,334	298
Foreign currency translation adjustments	4,085	(1,033)	(251)
Total other comprehensive income	3,279	1,301	47
Total comprehensive income	$96,180	$169,933	$73,780

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2023, 2022 and 2021

(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$92,901	$168,632	$73,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,036	76,657	67,537
Noncash lease expense	30,376	29,406	26,058
Amortization of debt issuance costs	808	545	480
Gain on marketable equity securities	(1,041)	(1,044)	(1,500)
Gain on disposal of property and equipment	(1,650)	(5,442)	(1,202)
Write-off of debt issuance costs	—	583	—
Stock-based compensation	262	222	162
Provision for credit losses	3,773	9,775	6,315
Deferred income taxes	10,151	8,215	(3,197)
Change in assets and liabilities:
Trade and other accounts receivable	62,503	(16,266)	(92,968)
Prepaid expenses and other assets	(1,810)	4,702	(7,074)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	(29,827)	(37,524)	36,635
Principal reduction in operating lease liabilities	(30,633)	(27,991)	(24,650)
Due to/from affiliates, net	376	2,619	1,163
Other long-term liabilities	(2,979)	316	1,788
Net cash provided by operating activities	210,246	213,405	83,280
Cash flows from investing activities:
Capital expenditures	(240,554)	(117,099)	(38,841)
Proceeds from the sale of property and equipment	3,513	14,281	5,605
Purchases of marketable securities	—	(925)	(114)
Proceeds from sale of marketable securities	269	—	117
Net cash used in investing activities	(236,772)	(103,743)	(33,233)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	202,283	443,987	408,478
Repayments of debt - revolving debt	(180,349)	(607,244)	(396,547)
Proceeds from borrowing - term debt	56,186	339,641	15,967
Repayments of debt - term debt	(74,557)	(221,944)	(61,151)
Dividends paid	(11,040)	(13,941)	(11,305)
Purchases of treasury stock	(134)	(14,321)	—
Capitalized financing costs	(947)	(4,417)	—
Net cash used in financing activities	(8,558)	(78,239)	(44,558)
Effect of exchange rate changes on cash and cash equivalents	414	1,826	(320)
Net (decrease) increase in cash	(34,670)	33,249	5,169
Cash and cash equivalents – January 1	47,181	13,932	8,763
Cash and cash equivalents – December 31	$12,511	$47,181	$13,932

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows - Continued

Years ended December 31, 2023, 2022 and 2021

(In thousands)

	2023	2022	2021
Supplemental cash flow information:
Cash paid for interest	$23,399	$14,331	$11,223
Cash paid for income taxes	$25,412	$40,886	$36,173

Non-cash financing activities:
During the year ended December 31, 2021, the Company had non-cash activities resulting from $2.8 million of declared dividends that were unpaid as of the end the year.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2023, 2022 and 2021

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)		Total
Balances – December 31, 2020	$30,981	$4,484	$(82,385)	$293,643	$(7,150)		$239,573
Net income	—	—	—	73,733	—		73,733
Other comprehensive income	—	—	—	—	47		47
Dividends paid ($0.315 per share)	—	—	—	(8,479)	—		(8,479)
Dividends payable ($0.105 per share)	—	—	—	(2,826)	—		(2,826)
Stock based compensation	7	155	—	—	—		162
Balances – December 31, 2021	$30,988	$4,639	$(82,385)	$356,071	$(7,103)		$302,210
Net income	—	—	—	168,632	—		168,632
Other comprehensive loss	—	—	—	—	1,301		1,301
Dividends paid ($0.42 per share)	—	—	—	(11,114)	—		(11,114)
Stock based compensation	9	213	—	—	—		222
Purchases of treasury stock	—	—	(14,321)	—	—		(14,321)
Balances – December 31, 2022	$30,997	$4,852	$(96,706)	$513,589	$(5,802)	$-	$446,930
Net income	—	—	—	92,901	—		92,901
Other comprehensive income	—	—	—	—	3,279		3,279
Dividends paid ($0.42 per share)	—	—	—	(11,040)	—		(11,040)
Stock based compensation	11	251	—	—	—		262
Purchases of treasury stock	—	—	(134)	—	—		(134)
Balances – December 31, 2023	$31,008	$5,103	$(96,840)	$595,450	$(2,523)		$532,198

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

(1)
Summary of Significant Accounting Policies
(a)
Business

Universal Logistics Holdings, Inc. (“Universal” or the “Company”) is a holding company whose subsidiaries provide a variety of customized transportation and logistics solutions throughout the United States and in Mexico, Canada and Colombia. Our operating subsidiaries provide our customers with supply chain solutions that can be scaled to meet their changing demands. We offer our customers a broad array of services across their entire supply chain, including truckload, brokerage, intermodal, dedicated and value-added services. Our customized solutions and flexible business model are designed to provide us with a highly variable cost model.

(b)
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions relating to these entities have been eliminated.

Our fiscal year consists of four quarters, each with thirteen weeks.

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended December 31, 2023. These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

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

December 31, 2023, 2022 and 2021

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

(e)
Marketable Securities

Marketable equity securities are measured at fair value, with changes in fair value recognized in net income. At December 31, 2023 and 2022, the Company’s marketable securities, all of which are available-for-sale, consist of common and preferred stocks with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends are included in other non-operating income. See Note 4 “Marketable Securities” for further information on our portfolio.

(f)
Accounts Receivable

Accounts receivable are recorded at the net invoiced amount, net of an allowance for credit losses, and do not bear interest. They include amounts for services rendered in the respective period but not yet billed to the customer until a future date, which typically occurs within one month. In order to reflect customer receivables at their estimated net realizable value, we record charges against revenue based upon current information. These charges generally arise from rate changes, errors, and revenue adjustments that may arise from contract disputes or differences in calculation methods employed by the customer. The allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience, specific customer collection issues, the aging of our outstanding accounts receivable, and the credit quality of our customers. In determining our allowance for credit losses, we also consider current conditions and forecasts of future economic conditions and their expected impact on collections. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off‑balance‑sheet credit exposure related to our customers. Accounts receivable from affiliates are shown separately and include trade receivables from the sale of services to affiliates.

(g)
Inventories

Included in prepaid expenses and other is inventory used in a portion of our value-added service operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Provisions for excess and obsolete inventories are based on our assessment of excess and obsolete inventory on a product-by-product basis.

At December 31, inventory consists of the following (in thousands):

	2023	2022
Finished goods	$9,525	$8,321
Raw materials and supplies	2,881	3,040
Total	$12,406	$11,361

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

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

The amounts recorded for depreciation expense were $64.4 million, $62.3 million, and $53.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Our identifiable intangible assets as of December 31, 2023 and 2022 are as follows (in thousands):

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite Lived Intangibles:
Agent and customer relationships	$165,990	$104,762	$61,228	$165,990	$92,536	$73,454
Customer contracts	20,600	20,600	—	20,600	20,600	—
Tradenames	4,000	4,000	—	4,000	4,000	—
Non-compete agreements	2,720	2,652	68	2,720	2,207	513
Trademarks	2,500	2,500	—	2,500	2,500	—
Total Identifiable Intangible Assets	$195,810	$134,514	$61,296	$195,810	$121,843	$73,967

Estimated amortization expense by year is as follows (in thousands):

2024	$10,207
2025	9,555
2026	8,745
2027	8,227
2028	6,912
Thereafter	17,650
Total	$61,296

The amounts recorded for amortization expense were $12.7 million, $14.4 million, and $13.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(1)
Summary of Significant Accounting Policies—continued
(j)
Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, or ASC, Topic 350 “Intangibles – Goodwill and Other”, we are required to test goodwill for impairment annually (in our third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We have the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. During the third quarter of 2023, we completed our goodwill impairment testing by performing a quantitative assessment using the income approach for each of our reporting units with goodwill. The determination of the fair value of the reporting units requires us to make estimates and assumptions related to future revenue, operating income and discount rates. Based on the results of this test, no impairment loss was recognized.

At both December 31, 2023 and 2022, $56.3 million of goodwill was recorded in our contract logistics segment, $101.1 million in our intermodal segment, $9.8 million in our trucking segment and $3.5 million in our company-managed brokerage segment.

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

December 31, 2023, 2022 and 2021

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

We are the primary obligor when rendering services and assume the corresponding credit risk with customers. We have discretion in setting sales prices and, as a result, our earnings may vary. In addition, we have discretion to choose and negotiate terms with our multiple suppliers for the services ordered by our customers. This includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis. Fuel surcharges, where separately identifiable, of $118.3 million, $168.6 million and $96.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, are included in operating revenues.

See Note 3, “Revenue Recognition,” for more information on revenue recognition.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(1)
Summary of Significant Accounting Policies—continued
(q)
Insurance and Claims

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

We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2020. In addition, we file income tax returns in various state, local and foreign jurisdictions. Historically, we have been responsible for filing separate state, local and foreign income tax returns for our self and our subsidiaries. We are no longer subject to state or foreign jurisdiction income tax examinations for years before 2019 and 2018, respectively.

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

December 31, 2023, 2022 and 2021

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

(u)
Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our customers are generally concentrated in the automotive, retail and consumer goods, metals, energy and manufacturing industries. During the fiscal years ended December 31, 2023, 2022 and 2021, aggregate sales in the automotive industry totaled 43%, 36% and 31% of revenue, respectively. In 2023, 2022 and 2021, General Motors accounted for approximately 20%, 16% and 13% of our total operating revenues, respectively. In 2023, 2022 and 2021, sales to our top 10 customers, including General Motors, totaled 48%, 42% and 38%, respectively.

(2)
Recent Accounting Pronouncements

Adoption of New Accounting Standard

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Accounting for Credit Losses (Topic 326). The ASU requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The adoption of this standard did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Effective

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The ASU expands disclosures related to a public entity's reportable segment and requires more enhanced information about significant segment expenses, including in interim periods. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, using a retrospective approach. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU modifies income tax disclosures by requiring greater disaggregation of information in the rate reconciliations and disclosure of income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 31, 2024, using a prospective approach. Early adoption and retrospective application are permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(3)
Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers. The Company broadly groups its services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. We disaggregate these categories and report our service lines separately on the Consolidated Statements of Income.

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

The following table provides information related to contract balances associated with our contracts with customers at December 31 (in thousands):

	2023	2022
Prepaid expenses and other - contract assets	$729	$839

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(4)
Marketable Securities

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note 9.

The following table sets forth market value, cost, and unrealized gains (losses) on equity securities at December 31 (in thousands):

	2023	2022
Fair value	$10,772	$10,000
Cost basis	7,316	7,351
Unrealized gains (losses)	$3,456	$2,649

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities at December 31 (in thousands):

	2023	2022
Gross unrealized gains	$4,124	$3,513
Gross unrealized losses	(668)	(864)
Net unrealized gains (losses)	$3,456	$2,649

The following table shows the Company’s net realized gains (losses) on marketable equity securities (in thousands):

	2023	2022	2021
Realized gain (loss)
Sale proceeds	$269	$—	$117
Cost basis of securities sold	27	—	92
Realized gain (loss)	$242	$—	$25

Realized gain (loss), net of taxes	$181	$—	$19

The Company did not sell marketable equity securities during the year ended December 31, 2022.

During the years ended December 31, 2023 and 2022, our marketable equity securities portfolio experienced net unrealized pre-tax gains in market value of approximately $799,000 and $1,044,000, respectively, which were reported in other non-operating income for the period.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(5)
Accounts Receivable

Accounts receivable amounts appearing in the consolidated financial statements include both billed and unbilled receivables. We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $59.7 million and $70.9 million at December 31, 2023 and 2022, respectively.

Accounts receivable are presented net of an allowance for credit losses. Following is a summary of the activity in the allowance for credit losses for the years ended December 31 (in thousands):

	2023	2022	2021
Balance at beginning of year	$14,308	$7,841	$5,140
Provision for credit losses	3,773	9,775	6,315
Uncollectible accounts written off	(6,852)	(3,308)	(3,614)
Balance at end of year	$11,229	$14,308	$7,841

(6)
Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2023	2022
Transportation equipment	$461,550	$405,731
Land, buildings and related assets	256,419	175,874
Other operating assets	120,500	128,237
Information technology equipment	29,429	28,553
Construction in process	67,855	4,990
Total property and equipment	935,753	743,385
Less accumulated depreciation	(370,273)	(352,231)
Total property and equipment, net	$565,480	$391,154

(7)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following items at December 31 (in thousands):

	2023	2022
Accrued payroll	$18,047	$15,889
Accrued payroll taxes	3,149	2,124
Driver escrow liabilities	3,275	4,101
Legal settlements and claims	4,050	5,850
Commissions, other taxes and other	14,541	15,142
Total	$43,062	$43,106

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(8)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at	December 31,
	December 31, 2023	2023	2022
Outstanding Debt:
Revolving Credit Facility (1) (2)	6.70%	$21,934	$—
UACL Credit Agreement (2)
Term Loan	7.45%	69,000	79,000
Revolver	7.45%	—	—
Equipment Financing (3)	2.25% to 7.27%	156,341	148,177
Real Estate Facility (4)	7.47%	139,170	155,705
Margin Facility (5)	6.45%	—	—
Unamortized debt issuance costs		(4,521)	(4,382)
		381,924	378,500
Less current portion of long-term debt		70,689	65,303
Total long-term debt, net of current portion		$311,235	$313,197

(1) On September 30, 2022, we amended our Revolving Credit Facility by increasing the revolving credit commitment to up to $400 million. Borrowings under the Revolving Credit Facility may now be made until and mature on September 30, 2027, and bear interest at index-adjusted SOFR or a base rate plus an applicable margin for each based on the Company’s leverage ratio. The term loan proceeds were advanced on November 27, 2018, and the Company repaid in full its then outstanding balance on the term loan on April 29, 2022. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At December 31, 2023, we were in compliance with all covenants under the facility, and $378.1 million was available for borrowing on the revolver.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(8)
Debt—continued

(2) Our UACL Credit Agreement provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver. Term loan proceeds were advanced on September 30, 2022 and used to repay existing indebtedness under the Revolving Credit Facility. The term loan matures on September 30, 2027 and will be repaid in consecutive quarterly installments, as defined in the UACL Credit Agreement, commencing December 31, 2023. The remaining term loan balance is due at maturity. Borrowings under the revolving credit facility may be made until and mature on September 30, 2027. Borrowings under the UACL Credit Agreement bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin for each based on the borrower’s leverage ratio. The UACL Credit Agreement is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The UACL Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At December 31, 2023, we were in compliance with all covenants under the facility, and $10.0 million was available for borrowing on the revolver.

(3) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.27%.

(4) Our Real Estate Facility provided for a $165.4 million term loan, the full amount of which was advanced on April 29, 2022. The Company used the facility’s proceeds to repay the outstanding balances under the term loan portion of the Revolving Credit Facility and certain other Real Estate Note obligations. The facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At December 31, 2023, we were in compliance with all covenants under the facility.

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At December 31, 2023, the maximum available borrowings under the line of credit were $5.3 million.

The following table reflects the maturities of our principal repayment obligations as of December 31, 2023 (in thousands):

Years Ending December 31	Revolving Credit Facility	UACL Term Loan	UACL Revolver	Equipment Financing	Real Estate Financing	Margin Facility	Total
2024	$—	$6,000	$—	$49,147	$16,535	$—	$71,682
2025	—	6,500	—	39,068	16,535	—	62,103
2026	—	8,000	—	34,484	16,535	—	59,019
2027	21,934	48,500	—	26,445	16,535	—	113,414
2028	—	—	—	7,197	16,535	—	23,732
Thereafter	—	—	—	—	56,495	—	56,495
Total	$21,934	$69,000	$—	$156,341	$139,170	$—	$386,445

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $83.3 million. At December 31, 2023, the fair value of the swap agreement was an asset of $1.8 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 9, “Fair Value Measurement and Disclosures” for additional information pertaining to interest rate swaps.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$168	$—	$—	$168
Marketable securities	10,772	—	—	10,772
Interest rate swap	—	1,807	—	1,807
Total Assets	$10,940	$1,807	$—	$12,747

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$13	$—	$—	$13
Marketable securities	10,000	—	—	10,000
Interest rate swap	—	2,882	—	2,882
Total Assets	$10,013	$2,882	$—	$12,895

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

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

Our Revolving Credit Facility, UACL Credit Agreement and Real Estate Facility consist of variable rate borrowings. We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy. The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our equipment promissory notes with fixed rates, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying values and estimated fair values of these promissory notes at December 31, 2023 is summarized as follows:

	2023
	Carrying Value	Estimated Fair Value
Equipment promissory notes	$156,341	$155,962

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(10)
Transactions with Affiliates

Matthew T. Moroun is Chairman of our Board of Directors and his son, Matthew J. Moroun, is a member of our Board of Directors. Certain Moroun family trusts beneficially own a majority of our outstanding shares. Matthew T. Moroun is trustee of these trusts with investment authority over the shares, and Frederick P. Calderone, a member of our Board of Directors, is special trustee of these trusts with voting authority over the shares. The Moroun family also owns or significantly influences the management and operating policies of other businesses engaged in transportation, insurance, business services, and real estate development and management. In the ordinary course of business, we procure from these companies certain supplementary administrative support services, including legal, human resources, tax, and IT infrastructure services. The Audit Committee of our Board of Directors reviews and approves related party transactions. The cost of these services is based on the actual or estimated utilization of the specific service.

We also purchase other services from our affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the years ended December 31 (in thousands):

	2023	2022	2021
Insurance	$76,926	$73,398	$65,076
Real estate rent and related costs	13,649	12,220	12,384
Administrative support services	6,377	6,036	4,215
Truck fuel, maintenance and other operating costs	9,221	7,597	3,887
Contracted transportation services	316	1,072	1,695
Total	$106,489	$100,323	$87,257

We pay the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliate’s trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.

We lease 31 facilities from related parties. Our occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly. Leasing properties from a related party affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 12, “Leases” for further information regarding the cost of leased properties.

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company owned by our controlling shareholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At December 31, 2023 and 2022, there were $14.3 million and $16.2 million, respectively, included in each of these accounts for insured claims with an affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At December 31, 2023 and 2022, amounts due to affiliates were $20.7 million and $20.6 million, respectively.

During 2023, we purchased used tractors and new trailers from affiliates totaling $6.3 million and $5.1 million, respectively. During 2022, used tractor purchases from an affiliate totaled $4.7 million. During 2023, we also contracted with an affiliate to provide real property improvements for us totaling $5.3 million. There were no such purchases made during 2022.

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

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders. We may also lease facilities to our affiliates on an as-needed basis. Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to our affiliates for the years ended December 31 (in thousands):

	2023	2022	2021
Contracted transportation services	$5,087	$663	$660
Facilities and related support	1,595	240	—
Total	$6,682	$903	$660

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(10)
Transactions with Affiliates—continued

At December 31, 2023 and 2022, amounts due from affiliates were $0.7 million and $1.0 million, respectively.

In August 2023, we exercised our right of first refusal to acquire 3,750 shares of restricted stock from Mr. H.E. “Scott” Wolfe, our director, for $120,900 based on the closing market price on the effective date of the transaction.

In May 2022, we sold an inactive Mexican subsidiary to an affiliate for approximately $0.1 million. The purchase price was based on the book value of the net assets sold in the transaction, and as such, no gain or loss was recorded.

On May 13, 2022, we commenced a “Dutch auction” tender offer to repurchase up to 100,000 shares of our outstanding common stock at a price of not greater than $28.00 nor less than $25.00 per share. Following the expiration of the tender offer on June 15, 2022, we accepted 164,189 shares, including 64,189 oversubscribed shares tendered, of our common stock for purchase at $28.00 per share, for a total purchase price of approximately $4.6 million, excluding fees and expenses related to the offer. The total number of shares purchased in the tender offer includes 5,000 shares tendered by our director, Mr. Wolfe. We paid for the accepted shares with available cash and funds borrowed under our existing line of credit.

(11)
Income Taxes

A summary of income related to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operations
U.S. Domestic	$120,281	$221,347	$96,636
Foreign	4,018	4,075	1,945
Total pre-tax income	$124,299	$225,422	$98,581

The provision (benefit) for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2023	2022	2021
Current:
U.S. Federal	$15,603	$33,883	$24,394
State	5,349	14,277	3,604
Foreign	26	354	—
Total current	20,978	48,514	27,998
Deferred:
U.S. Federal	9,612	11,530	(4,231)
State	639	(4,055)	984
Foreign	169	801	97
Total deferred	10,420	8,276	(3,150)
Total	$31,398	$56,790	$24,848

On March 27, 2020, the CARES Act was signed into law that was aimed at providing emergency assistance for individuals, families, and businesses affected by COVID-19. Among other things, the CARES Act includes provisions allowing for the deferral of the employer portion of social security payments. We took advantage of this provision and deferred the cash payment of social security taxes. In 2022, we paid the deferred balance of social security taxes outstanding as of December 31, 2021, which totaled $5.1 million.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(11)
Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2023	2022
Domestic deferred tax assets:
Allowance for credit losses	$2,745	$3,222
Other assets	1,781	1,715
Accrued expenses	5,579	9,385
Total domestic deferred tax assets	$10,105	$14,322
Domestic deferred tax liabilities:
Prepaid expenses	$4,355	$5,512
Marketable securities	692	504
Intangible assets	18,002	21,124
Property and equipment	66,623	56,767
Total domestic deferred tax liabilities	$89,672	$83,907
Net domestic deferred tax liabilities	$79,567	$69,585
Foreign deferred tax assets
Net operating losses	$2,570	$3,357
Valuation allowance - foreign	(1,345)	(1,963)
Total foreign deferred tax asset	$1,225	$1,394
Net deferred tax liability	$78,342	$68,191

In assessing whether deferred tax assets may be realized in the future, management considers whether it is more likely than not that some portion of such tax assets will not be realized. The deferred tax assets and liabilities were reviewed separately by jurisdictions when measuring the need for valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the domestic deferred tax assets are expected to reverse, and our ability to generate future capital gains, management believes it is more likely than not that we will realize the benefits of these deductible differences. Thus, no valuation allowance has been established for the domestic deferred tax assets. We had foreign net operating loss carryforward associated with our Mexican subsidiary with a tax effect of $0.7 million and $1.4 million as of December 31, 2023 and 2022, respectively. The net operating loss carryforward will expire in 2030. Although realization is not assured, the Company has concluded that it is more likely than not that the deferred tax asset will be fully realized and as such no valuation allowance has been provided. At December 31, 2023 and 2022, we also had foreign net operating loss carryforwards associated with our Canadian and German subsidiaries with a tax effect of $1.3 million and $1.7 million, respectively. Based on the anticipated earnings projections, management had previously recorded a full valuation allowance for the deferred tax assets associated with these entities.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(11)
Income Taxes—continued

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2023	2022	2021
Federal statutory rate	21%	21%	21%
State, net of federal benefit	4%	4%	4%
Foreign	0%	0%	0%
Effective tax rate	25%	25%	25%

As of December 31, 2023, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.3 million. These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. At December 31, 2023, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months. As of December 31, 2023, the amount for both accrued interest and penalties was zero.

The changes in our gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2023	2022	2021
Unrecognized tax benefit – beginning of year	$257	$226	$272
Increases related to current year tax positions	36	52	35
Decreases related to prior year tax positions	(15)	(21)	(81)
Unrecognized tax benefit – end of year	$278	$257	$226

(12)
Leases

As of December 31, 2023, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable.

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of December 31, 2023, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(12)
Leases—continued

The following table summarizes our lease costs for the years ended December 31, 2023 and 2022, and related information (in thousands):

	December 31, 2023
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$9,521	$26,702	$36,223
Short-term lease cost	66	16,155	16,221
Variable lease cost	881	3,120	4,001
Total lease cost	$10,468	$45,977	$56,445

	December 31, 2022
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$9,526	$25,422	$34,948
Short-term lease cost	1,914	9,557	11,471
Variable lease cost	869	3,095	3,964
Sublease income	—	(113)	(113)
Total lease cost	$12,309	$37,961	$50,270

The following table summarizes other lease related information as of and for the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$9,401	$26,744	$36,145
Right-of-use asset change due to lease termination	$(64)	$(144)	$(208)
Right-of-use assets obtained in exchange for new operating lease liabilities	$151	$16,118	$16,269
Weighted-average remaining lease term (in years)	4.3	3.2	3.5
Weighted-average discount rate	7.5%	5.4%	6.1%

	December 31, 2022
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$9,248	$24,026	$33,274
Right-of-use asset change due to lease termination	$—	$(1,583)	$(1,583)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,080	$23,277	$24,357
Future right-of-use asset change due to a lease signed with a future commencement date	$—	$1,736	$1,736
Weighted-average remaining lease term (in years)	4.8	3.8	4.1
Weighted-average discount rate	6.9%	4.9%	5.5%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(12)
Leases—continued

Future minimum lease payments under these operating leases as of December 31, 2023, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2024	$9,162	$25,514	$34,676
2025	7,439	20,942	28,381
2026	4,887	17,201	22,088
2027	3,761	8,158	11,919
2028	3,553	1,282	4,835
Thereafter	3,362	—	3,362
Total required lease payments	$32,164	$73,097	$105,261
Less amounts representing interest			(11,643)
Present value of lease liabilities			$93,618

(13)
Retirement Plans

We offer 401(k) defined contribution plans to our employees. The plans are administered by a company controlled by our principal shareholder and include different matching provisions ranging from zero to $2,080 per participant annually depending on which subsidiary or affiliate is involved. The total expense for contributions for 401(k) plans, including plans related to collective bargaining agreements, was $1.1 million, $1.0 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In connection with a collective bargaining agreement that covered 15 Canadian employees at December 31, 2023, we are required to make defined contributions into the Canada Wide Industrial Pension Plan. At December 31, 2023, 2022 and 2021, the required contributions totaled approximately $58,000, $40,000 and $32,000, respectively.

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

In May 2023, we granted 3,549 shares of common stock to non-employee directors. These restricted stock awards have a fair value of $25.42 per share, based on the closing price of our stock on the grant date, and vested immediately.

In March 2023, we granted 34,611 shares of restricted stock to certain of its employees, including 9,134 shares to our Chief Executive Officer and 8,441 shares to our Chief Financial Officer. The restricted stock awards have a grant date fair value of $27.59 per share, based on the closing price of our stock. The shares will vest in four equal installments on each March 15 in 2024, 2025, 2026, and 2027, subject to their continued employment with us.

In May 2022, we granted 2,157 shares of common stock to non-employee directors. These restricted stock awards have a fair value of $23.17 per share, based on the closing price of our stock on the grant date, and vested immediately.

In September 2021, we granted 2,355 shares of restricted stock to one of our employees. These restricted stock awards have a fair value of $20.46 per share, based on the closing price of our stock on the grant date. The shares will vest in five equal increments on each August 9 in 2022, 2023, 2024, 2025 and 2026, subject to continued employment with us.

In February 2020, we granted 5,000 shares of restricted stock to our Chief Financial Officer. These restricted stock awards have a fair value of $17.74 per share, based on the closing price of our stock on the grant date. The shares will vest on February 20, 2024, subject to his continued employment with us.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(14)
Stock Based Compensation—continued

In January 2020, we granted 60,000 shares of restricted stock to our Chief Executive Officer. These restricted stock awards have a fair value of $18.82 per share, based on the closing price of our stock on the grant date. The shares will vest in installments of 20,000 shares on January 10, 2024 and January 10, 2026, and installments of 10,000 shares on January 10, 2027 and January 10, 2028, subject to his continued employment with us.

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of our non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	73,759	$19.23
Granted	38,160	$27.39
Vested	(10,895)	$24.03
Forfeited	(566)	$27.59
Balance at December 31, 2023	100,458	$21.76

The total grant date fair value of vested shares recognized as compensation cost was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Included in compensation cost during the year ended December 31, 2023 was approximately $90,000 recognized as a result of the grant of 3,549 shares of stock to non-employee directors. Included in compensation cost during the year ended December 31, 2022 was approximately $50,000 recognized as a result of the grant of 2,157 shares of stock to non-employee directors. No such grants were made during the year ended December 31, 2021. As of December 31, 2023, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, we expect to recognize stock-based compensation expense of $0.7 million in 2024, $0.3 million in 2025, $0.6 million in 2026, $0.4 million in 2027 and $0.2 million in 2028.

(15)
Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment and construction vendors, and for purchases of strategic real estate.

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

At December 31, 2023, approximately 33% of our employees are subject to collective bargaining agreements that are renegotiated periodically, 48% of which are subject to contracts that expire in 2024.

At December 31, 2023, our firm commitments to purchase equipment and strategic real estate, as well as for on-going construction projects totaled $121.9 million.

(16)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the years ended December 31, 2023, 2022 and 2021, there were 23,821, 19,837 and 10,845 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

In the years ended December 31, 2023 and 2021, 34,045 and 65,000 shares, respectively, were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. No such shares were excluded from the calculation of diluted earnings per share for the year ended December 31, 2022.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

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

The following tables summarize information about our reportable segments for the fiscal years ended December 31, 2023, 2022 and 2021 (in thousands):

	Operating Revenues
	December 31,
	2023	2022	2021
Contract logistics	$829,574	$823,934	$627,220
Intermodal	374,667	591,946	473,059
Trucking	333,211	392,639	403,312
Company-managed brokerage	119,741	200,536	242,794
Other	4,946	6,401	4,595
Total operating revenues	$1,662,139	$2,015,456	$1,750,980

	Eliminated Inter-segment Revenues
	December 31,
	2023	2022	2021
Contract logistics	$(629)	$(4,718)	$(530)
Intermodal	(2,974)	(8,526)	(6,949)
Trucking	(569)	(208)	(12,311)
Company-managed brokerage	(2,415)	(3,668)	(2,364)
Total eliminated inter-segment revenues	$(6,587)	$(17,120)	$(22,154)

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(17)
Segment Reporting—continued

	Income from Operations
	December 31,
	2023	2022	2021
Contract logistics	$127,752	$118,437	$44,809
Intermodal	1,297	83,640	30,379
Trucking	17,258	27,564	19,607
Company-managed brokerage	(2,221)	9,993	7,122
Other	1,358	801	1,043
Total income from operations	$145,444	$240,435	$102,960

	Depreciation and Amortization
	December 31,
	2023	2022	2021
Contract logistics	$45,027	$47,013	$33,504
Intermodal	28,563	25,509	26,074
Trucking	2,631	2,146	5,979
Company-managed brokerage	307	137	379
Other	508	1,852	1,601
Total depreciation and amortization	$77,036	$76,657	$67,537

We provide a portfolio of transportation and logistics services to a wide range of customers throughout the United States and in Mexico, Canada and Colombia. Revenues attributed to geographic areas are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$1,622,993	$1,977,339	$1,720,619
Mexico	30,462	22,889	15,236
Canada	5,846	13,175	13,208
Colombia	2,838	2,053	1,917
Total	$1,662,139	$2,015,456	$1,750,980

Net long-lived assets by geographic area are presented in the table below (in thousands):

	Year Ended December 31,
	2023	2022
United States	$604,365	$455,577
Mexico	46,999	34,067
Canada	—	—
Colombia	1,324	1,241
Total	$652,688	$490,885

(18)
Subsequent Events

On January 11, 2024, we closed on the purchase of real property in Savannah, Chatham County, Georgia. The purchase price was $13.0 million. We previously made a deposit of $0.3 million and used a combination of available cash on hand and funds borrowed under its existing line of credit to fund the balance at closing.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2023, 2022 and 2021

(18)
Subsequent Events—continued

On February 14, 2024, we retired 4,722,877 shares of our treasury stock. When treasury shares are retired, we allocate the excess of the repurchase price over the par value of shares acquired to both retained earnings and paid-in capital. The portion allocated to paid-in capital is determined by applying the average paid-in capital per share, and the remaining portion is recorded to retained earnings. There was no effect on our overall equity position as a result of the retirement.

On February 15, 2024, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on March 4, 2024 and is expected to be paid on April 1, 2024. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, as described below.

Inherent Limitations over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

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

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is commonly referred to as the 2013 framework.

Based on our assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was ineffective, due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in controls designed to identify potential data-entry errors in contracted rates and quantities associated with their invoices and amounts recorded as unbilled revenue.

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report included herein. This report contains an adverse opinion on the effectiveness of our internal control over financial reporting.

Remediation and Plans for Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. Management is currently in the process of planning for and implementing remediation efforts to address the identified material weakness.

We plan to remediate our material weakness by modifying our policies and procedures for the timely review and approval of those contracted rates that are entered into the system. We also plan to add a monitoring control that requires a secondary review of all contracted rates entered into the system to ensure they are being reviewed timely and entered accurately, and enhance the controls associated with invoices to ensure they reflect contracted rates.

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

Changes in Internal Controls

Except as otherwise discussed above, there were no changes in our internal control over financial reporting during the fourth quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Universal Logistics Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Universal Logistics Holdings, Inc., a Michigan corporation, and subsidiaries (collectively, the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management identified a material weakness in controls designed to identify potential data-entry errors in contracted rates and quantities associated with their invoices and amounts recorded as unbilled revenue.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 15, 2024 which expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 15, 2024

ITEM 9B: OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 24, 2024. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 24, 2024.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 24, 2024.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 24, 2024.

The following table presents information about equity plans under which equity securities of the Company are authorized for issuance at December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	100,458	$—	(1)	254,708
Equity compensation plans not approved by security holders	—	$—		—
Total	100,458	$—	(1)	254,708

(1)
Reflects shares to be issued under restricted stock bonus awards, which do not have an exercise price. As of December 31, 2023, the Company has no outstanding options, warrants or rights that require payment of an exercise price.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 24, 2024.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on April 24, 2024.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Financial Statements

(2)
Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3)
Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

3.2	Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012)

3.3	Certificate of Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016)

3.4	Sixth Amended and Restated Bylaws, effective February 14, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2024)

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

4.2*	Description of Capital Stock of the Registrant

4.3

Second Amended and Restated Registration Rights Agreement dated July 28, 2021 among the Registrant and the Moroun Family Holders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2021)

4.4

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

10.10

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers with reporting obligations under Section 16 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 27, 2023)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

+ Indicates a management contract, compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)
By:	/s/ Jude Beres
Jude Beres, Chief Financial Officer

Date: March 15, 2024

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

Signatures	Title	Date

/s/ Tim Phillips	Chief Executive Officer	March 15, 2024
Tim Phillips	(Principal Executive Officer)
/s/ Jude Beres	Chief Financial Officer and Treasurer	March 15, 2024
Jude Beres	(Principal Financial and Accounting Officer)
/s/ Matthew T. Moroun	Chairman of the Board	March 15, 2024
Matthew T. Moroun
/s/ Matthew J. Moroun	Director	March 15, 2024
Matthew J. Moroun
/s/ Grant Belanger	Director	March 15, 2024
Grant Belanger
/s/ Frederick P. Calderone	Director	March 15, 2024
Frederick P. Calderone
/s/ Daniel J. Deane	Director	March 15, 2024
Daniel J. Deane
/s/ Clarence W. Gooden	Director	March 15, 2024
Clarence W. Gooden
/s/ Marcus D. Hudson	Director	March 15, 2024
Marcus D. Hudson
/s/ Michael A. Regan	Director	March 15, 2024
Michael A. Regan
/s/ Richard P. Urban	Director	March 15, 2024
Richard P. Urban
/s/ H.E. “Scott” Wolfe	Director	March 15, 2024
H. E. “Scott” Wolfe