Form 10-Q
period 2024-03-30
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2024-05-09
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 6, 2024, was 26,317,326.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	March 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$11,124	$12,511
Marketable securities	11,762	10,772
Accounts receivable – net of allowance for credit losses of $9,803 and $11,229, respectively	280,604	287,946
Contract assets	11,451	729
Other receivables	27,109	22,633
Prepaid expenses and other	23,932	30,171
Due from affiliates	1,143	710
Total current assets	367,125	365,472
Property and equipment – net of accumulated depreciation of $382,583 and $370,273, respectively	613,642	561,089
Operating lease right-of-use asset	82,687	87,208
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $139,312 and $134,514, respectively	56,497	61,296
Contract assets, net of current portion	85,790	—
Deferred income taxes	1,225	1,225
Other assets	6,905	6,503
Total assets	$1,384,601	$1,253,523
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,947	$64,102
Current portion of long-term debt	73,461	70,689
Current portion of operating lease liabilities	23,373	29,998
Accrued expenses and other current liabilities	64,317	43,062
Insurance and claims	29,433	25,464
Due to affiliates	23,314	20,737
Income taxes payable	12,757	6,364
Total current liabilities	300,602	260,416
Long-term liabilities:
Long-term debt, net of current portion	340,647	311,235
Operating lease liabilities, net of current portion	65,635	63,620
Deferred income taxes	90,846	79,567
Other long-term liabilities	2,925	6,487
Total long-term liabilities	500,053	460,909
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 26,317,738 and 31,007,100 shares issued; 26,317,738 and 26,284,223 shares outstanding, respectively	26,318	31,008
Paid-in capital	4,939	5,103
Treasury stock, at cost; 0 and 4,722,877 shares	—	(96,840)
Retained earnings	553,859	595,450
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $659 and $457, respectively	1,957	1,350
Foreign currency translation adjustments	(3,127)	(3,873)
Total shareholders’ equity	583,946	532,198
Total liabilities and shareholders’ equity	$1,384,601	$1,253,523

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Operating revenues:
Truckload services	$42,030	$46,401
Brokerage services	59,614	68,673
Intermodal services	76,715	111,026
Dedicated services	88,316	85,232
Value-added services	225,232	126,064
Total operating revenues	491,907	437,396
Operating expenses:
Purchased transportation and equipment rent	124,633	156,085
Direct personnel and related benefits	140,805	139,092
Operating supplies and expenses	92,824	46,189
Commission expense	6,610	8,172
Occupancy expense	10,568	11,152
General and administrative	13,507	11,916
Insurance and claims	7,167	8,079
Depreciation and amortization	20,701	18,515
Total operating expenses	416,815	399,200
Income from operations	75,092	38,196
Interest income	218	752
Interest expense	(6,297)	(5,727)
Other non-operating income	1,104	15
Income before income taxes	70,117	33,236
Income tax expense	17,660	8,360
Net income	$52,457	$24,876
Earnings per common share:
Basic	$1.99	$0.95
Diluted	$1.99	$0.95
Weighted average number of common shares outstanding:
Basic	26,307	26,281
Diluted	26,328	26,314
Dividends declared per common share	$0.105	$0.105

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Net Income	$52,457	$24,876
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $202 and $(277), respectively	607	(820)
Foreign currency translation adjustments	746	(89)
Total other comprehensive income (loss)	1,353	(909)
Total comprehensive income	$53,810	$23,967

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income	$52,457	$24,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,701	18,515
Noncash lease expense	7,510	7,593
Loss (gain) on marketable equity securities	(990)	13
Gain on disposal of property and equipment	(85)	(902)
Amortization of debt issuance costs	241	189
Stock-based compensation	700	161
Provision for credit losses	(819)	2,130
Deferred income taxes	11,279	—
Change in assets and liabilities:
Trade and other accounts receivable	3,578	12,840
Prepaid expenses and other assets	(89,883)	(725)
Principal reduction in operating lease liabilities	(7,703)	(7,435)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	41,313	15,377
Due to/from affiliates, net	2,143	(3,086)
Other long-term liabilities	(3,561)	(5,065)
Net cash provided by operating activities	36,881	64,481
Cash flows from investing activities:
Capital expenditures	(68,572)	(31,336)
Proceeds from the sale of property and equipment	202	1,588
Net cash used in investing activities	(68,370)	(29,748)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	114,785	—
Repayments of debt - revolving debt	(98,945)	—
Proceeds from borrowing - term debt	47,091	15,949
Repayments of debt - term debt	(30,989)	(16,914)
Dividends paid	(2,762)	(2,759)
Net cash provided by (used in) financing activities	29,180	(3,724)
Effect of exchange rate changes on cash and cash equivalents	922	(1,415)
Net increase (decrease) in cash	(1,387)	29,594
Cash and cash equivalents – beginning of period	12,511	47,181
Cash and cash equivalents – end of period	$11,124	$76,775
Supplemental cash flow information:
Cash paid for interest	$6,108	$5,479
Cash paid for income taxes	$159	$1,477

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2022	$30,997	$4,852	$(96,706)	$513,589	$(5,802)	$446,930
Net income	—	—	—	24,876	—	24,876
Comprehensive income (loss)	—	—	—	—	(909)	(909)
Dividends ($0.105 per share)	—	—	—	(2,759)	—	(2,759)
Stock based compensation	6	155	—	—	—	161
Balances – April 1, 2023	$31,003	$5,007	$(96,706)	$535,706	$(6,711)	$468,299

Balances – December 31, 2023	$31,008	$5,103	$(96,840)	$595,450	$(2,523)	$532,198
Net income	—	—	—	52,457	—	52,457
Comprehensive income (loss)	—	—	—	—	1,353	1,353
Dividends ($0.105 per share)	—	—	—	(2,762)	—	(2,762)
Stock based compensation	33	667	—	—	—	700
Retirement of treasury stock	(4,723)	(831)	96,840	(91,286)	—	—
Balances – March 30, 2024	$26,318	$4,939	$-	$553,859	$(1,170)	$583,946

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)
Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. and its wholly-owned subsidiaries (“Universal”) have been prepared by the Company’s management. In these notes, the terms “us,” “we,” “our,” or the “Company” refer to Universal and its consolidated subsidiaries. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2023 and 2022 and for each of the years in the three-year period ended December 31, 2023 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended March 30, 2024. These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

In January 2024, the Company’s value-added business began performing specialty project development services for certain customers. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. As of March 30, 2024 and December 31, 2023, contract assets associated with certain contracts with customers recognized over time are included as contract assets in the Company’s consolidated balance sheets. Contract assets associated with other contracts with customers were reclassified from prepaid expenses and other on the consolidated balance sheets to contract assets.

During the first quarter of 2024, the Company identified certain triggering events related to a component of the intermodal reporting segment. In accordance with FASB Accounting Standards Codification (“ASC”) 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company evaluated certain indefinite and long lived tangible and intangible assets for impairment. The results of those procedures concluded that no impairments were present. After performing the evaluation, it was determined that a change in the estimated useful lives of certain definite lived intangible assets was appropriate and was adjusted during the period. The change resulted in additional amortization expense of $2.2 million recorded during the quarter ended March 30, 2024 ($1.7 million net of tax, or $0.06 per basic and diluted share).

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

(2)
Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The ASU expands disclosures related to a public entity's reportable segment and requires more enhanced information about significant segment expenses, including in interim periods. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, using a retrospective approach. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.

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

Value-added services, which are typically dedicated to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing, returnable container management and specialty project development. Value-added revenues are substantially driven by the level of demand for outsourced logistics services and speciality project needs. Major factors that affect value-added service revenue include changes in manufacturing supply chain requirements and production levels in specific industries, particularly the North American automotive and Class 8 heavy-truck industries.

Revenue is recognized as control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for its services. For the majority of our programs, we have elected to use the “right to invoice” practical expedient to recognize revenue, reflecting that a customer obtains the benefit associated with value-added services as they are provided. The contracts in our value-added services businesses are negotiated agreements, which contain both fixed and variable components. The variability of revenues is driven by volumes and transactions, which are known as of an invoice date. Value-added service contracts typically have terms that extend beyond one year, and they typically do not include financing components.

Beginning in 2024, value-added services also includes specialty project development services for customers. The specialty project development service is generally accounted for as a single unit of account (i.e., as a single performance obligation). Revenue is recognized over time as the Company continuously transfers control of the project to the customer. Because we transfer control of the project over time, we recognize revenue to the extent of our progress towards completion of our performance obligations. We generally use the cost-to-cost method for these contracts, which measures progress towards completion for each performance obligation based on the ratio of costs incurred to date to the total estimated costs at completion for the applicable performance obligation. Incurred cost represents work performed, which corresponds with and thereby best represents the transfer of control to the customer. Revenue, including estimated fees or profits, is recorded proportionately as costs are incurred. Cost of operations consists of labor, materials, subcontractor costs, and other direct and indirect costs, and we include them in operating supplies and expenses on the consolidated statements of income. Due to the nature of the work we are required to perform under these types of contracts, estimating total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)
Revenue Recognition – continued

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	March 30, 2024	December 31, 2023
Contract assets	$11,451	$729
Contract assets, net of current portion	85,790	—
Total	$97,241	$729

We generally receive payment for performance obligations within 45 days of completion of transportation services and 65 days for completion of value-added services. As it relates to our specialty development project, we will receive payments in 120 equal monthly installments commencing the month following substantial completion of the project. Contract assets in the table above generally relates to revenue recognized in excess of billings for its specialty development project, as well as revenue in-transit at the end of the reporting period.

(4)
Marketable Securities

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note 7.

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	March 30, 2024	December 31, 2023
Fair value	$11,762	$10,772
Cost basis	7,316	7,316
Unrealized gain	$4,446	$3,456

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	March 30, 2024	December 31, 2023
Gross unrealized gains	$5,074	$4,124
Gross unrealized losses	(628)	(668)
Net unrealized gains	$4,446	$3,456

The Company did not sell marketable equity securities during either of the thirteen-week week periods ended March 30, 2024 or April 1, 2023.

During the thirteen-week week periods ended March 30, 2024 and April 1, 2023, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $990,000 and $(13,000), respectively, which was reported in other non-operating income for the period.

(5)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 30, 2024	December 31, 2023

Accrued payroll	$18,234	$18,047
Accrued payroll taxes	5,906	3,149
Accrued contract costs	17,160	—
Driver escrow liabilities	3,081	3,275
Legal settlements and claims	4,050	4,050
Commissions, other taxes and other	15,886	14,541
Total	$64,317	$43,062

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at March 30, 2024	March 30, 2024	December 31, 2023
Outstanding Debt:
Revolving Credit Facility (1) (2)	6.92%	$37,774	$21,934
UACL Credit Agreement (2)
Term Loan	7.17%	55,500	69,000
Revolver	7.17%	—	—
Equipment Financing (3)	2.25% to 7.27%	190,077	156,341
Real Estate Facility (4)	7.44%	135,036	139,170
Margin Facility (5)	6.42%	—	—
Unamortized debt issuance costs		(4,279)	(4,521)
		414,108	381,924
Less current portion of long-term debt		73,461	70,689
Total long-term debt, net of current portion		$340,647	$311,235

(1) Our Revolving Credit Facility provides us with a revolving credit commitment of up to $400 million. We may borrow under the Revolving Credit Facility until maturity on September 30, 2027, and this indebtedness bears interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the Company’s leverage ratio. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At March 30, 2024, we were in compliance with all covenants under the facility, and $362.2 million was available for borrowing on the revolver.

(2) Our UACL Credit Agreement provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver. The term loan matures on September 30, 2027 and is repaid in consecutive quarterly installments. The remaining term loan balance is due at maturity. We may borrow under the revolving credit facility until maturity on September 30, 2027. Borrowings bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the borrowers’ leverage ratio. The UACL Credit Agreement is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The UACL Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At March 30, 2024, we were in compliance with all covenants under the facility, and $10.0 million was available for borrowing on the revolver.

(3) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.27%.

(4) Our Real Estate Facility facilitated a $165.4 million term loan, and the facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At March 30, 2024, we were in compliance with all covenants under the facility.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)
Debt – continued

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At March 30, 2024, the maximum available borrowings under the line of credit were $5.7 million.

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $80.8 million. At March 30, 2024, the fair value of the swap agreement was an asset of $2.6 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 7 for additional information pertaining to interest rate swaps.

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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 30, 2024
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$21	$—	$—	$21
Marketable securities	11,762	—	—	11,762
Interest rate swap	—	2,616	—	2,616
Total	$11,783	$2,616	$—	$14,399

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$168	$—	$—	$168
Marketable securities	10,772	—	—	10,772
Interest rate swap	—	1,807	—	1,807
Total	$10,940	$1,807	$—	$12,747

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

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at March 30, 2024 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$190,077	$186,944

We have not elected the fair value option for any of our financial instruments.

(8)
Leases

As of March 30, 2024, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable.

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of March 30, 2024, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Leases – continued

The following table summarizes our lease costs for the thirteen weeks ended March 30, 2024 and April 1, 2023 (in thousands):

	Thirteen Weeks Ended March 30, 2024
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,426	$6,375	$8,801
Short-term lease cost	17	2,735	2,752
Variable lease cost	242	1,207	1,449
Sublease income	—	—	—
Total lease cost	$2,685	$10,317	$13,002

	Thirteen Weeks Ended April 1, 2023
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,411	$6,619	$9,030
Short-term lease cost	7	4,029	4,036
Variable lease cost	199	599	798
Sublease income	—	—	—
Total lease cost	$2,617	$11,247	$13,864

The following table summarizes other lease related information as of and for the thirteen week periods ended March 30, 2024 and April 1, 2023 (in thousands):

	Thirteen Weeks Ended March 30, 2024
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$2,439	$6,545	$8,984
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,271	$343	$2,614
Weighted-average remaining lease term (in years)	4.3	3.0	3.4
Weighted-average discount rate	7.7%	5.5%	6.2%

	April 1, 2023
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$2,382	$6,499	$8,881
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$12,188	$12,188
Right-of-use asset change due to lease termination	$(64)	$—	$(64)
Weighted-average remaining lease term (in years)	4.7	3.8	4.1
Weighted-average discount rate	7.1%	5.2%	5.8%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Leases – continued

Future minimum lease payments under these operating leases as of March 30, 2024, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2024 (remaining)	$7,183	$19,188	$26,371
2025	8,013	21,088	29,101
2026	5,481	17,201	22,682
2027	4,375	8,158	12,533
2028	4,189	1,333	5,522
Thereafter	3,672	—	3,672
Total required lease payments	$32,913	$66,968	$99,881
Less amounts representing interest			(10,873)
Present value of lease liabilities			$89,008

(9)
Transactions with Affiliates

Matthew T. Moroun is Chair of our Board of Directors and his son, Matthew J. Moroun, is a member of our Board of Directors. Certain Moroun family trusts beneficially own a majority of our outstanding shares. Matthew T. Moroun is trustee of these trusts with investment authority over the shares, and Frederick P. Calderone, a member of our Board of Directors, is special trustee of these trusts with voting authority over the shares. The Moroun family also owns or significantly influences the management and operating policies of other businesses engaged in transportation, insurance, business services, and real estate development and management. In the ordinary course of business, we procure from these companies certain supplementary administrative support services, including legal, human resources, tax, and IT infrastructure services. The Audit Committee of our Board of Directors reviews and approves related party transactions. The cost of these services is based on the actual or estimated utilization of the specific service.

We also purchase other services from our affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the thirteen weeks ended March 30, 2024 and April 1, 2023 (in thousands):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023

Insurance	$21,421	$20,256
Real estate rent and related costs	3,508	3,266
Administrative support services	1,867	1,605
Truck fuel, maintenance and other operating costs	4,341	1,938
Contracted transportation services	36	113
Total	$31,173	$27,178

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

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling shareholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At March 30, 2024 and December 31, 2023, there were $16.1 million and $14.3 million, respectively, included in each of these accounts for insured claims.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)
Transactions with Affiliates – continued

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At March 30, 2024 and December 31, 2023, amounts due to affiliates were $23.3 million and $20.7 million, respectively.

During the thirteen weeks ended March 30, 2024, we purchased trailers from an affiliate totaling $1.6 million. There were no such purchases made during the thirteen weeks ended April 1, 2023.

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

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders. We may also lease facilities to our affiliates on an as-needed basis. Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to affiliates for the thirteen weeks and ended March 30, 2024 and April 1, 2023 (in thousands):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Contracted transportation services	$230	$102
Facilities and related support	660	60
Total	$890	$162

At March 30, 2024 and December 31, 2023, amounts due from affiliates were $1.1 million and $0.7 million, respectively.

(10)
Stock Based Compensation

In February 2024, we granted 21,105 shares of restricted stock under our equity plan to certain employees, including 5,160 shares to our Chief Executive Officer and 5,223 shares to our Chief Financial Officer. The restricted stock awards have a grant date fair value of $31.96 per share, based on the closing price of our stock. The shares will vest in four equal installments on each March 15 in 2025, 2026, 2027, and 2028, subject to their continued employment with us.

In May 2023, we granted 3,549 shares of common stock under our equity plan to non-employee directors. These restricted stock awards have a fair value of $25.42 per share, based on the closing price of our stock on the grant date, and vested immediately.

In March 2023, we granted 34,611 shares of restricted stock under our equity plan to certain employees, including 9,134 shares to our Chief Executive Officer and 8,441 shares to our Chief Financial Officer. The restricted stock awards have a grant date fair value of $27.59 per share, based on the closing price of our stock. The shares will vest in four equal installments on each March 15 in 2024, 2025, 2026, and 2027, subject to their continued employment with us.

In September 2021, we granted 2,355 shares of restricted stock under our equity plan to one of our employees. This restricted stock award has a fair value of $20.46 per share, based on the closing price of our stock on the grant date. The shares will vest in five equal increments on each August 9 in 2022, 2023, 2024, 2025 and 2026, subject to continued employment with us.

In February 2020, we granted 5,000 shares of restricted stock under our equity plan to our Chief Financial Officer. This restricted stock award has a fair value of $17.74 per share, based on the closing price of our stock on the grant date. The shares vested on February 20, 2024.

In January 2020, we granted 60,000 shares of restricted stock under our equity plan to our Chief Executive Officer. This restricted stock award has a fair value of $18.82 per share, based on the closing price of our stock on the grant date. The shares will vest in installments of 20,000 shares on January 10, 2024 and January 10, 2026, and installments of 10,000 shares on January 10, 2027 and January 10, 2028, subject to his continued employment with us.

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)
Stock Based Compensation – continued

The following table summarizes the status of our non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	100,458	$21.76
Granted	21,105	$31.96
Vested	(33,515)	$20.89
Forfeited	—	$—
Balance at March 30, 2024	88,048	$24.54

In the thirteen week periods ended March 30, 2024 and April 1, 2023, the total grant date fair value of vested shares recognized as compensation costs was $0.7 million and $0.2 million, respectively. As of March 30, 2024, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, we expect to recognize stock-based compensation expense of $0.4 million in 2025, $0.8 million in 2026, $0.6 million in 2027, and $0.4 million in 2028.

(11)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks ended March 30, 2024 and April 1, 2023, there were 21,011 and 33,348 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

No shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share due to anti-dilution during the thirteen weeks ended March 30, 2024 or April 1, 2023.

(12)
Dividends

On February 14, 2024, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on April 1, 2024 to shareholders of record at the close of business on March 4, 2024. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)
Segment Reporting – continued

The following tables summarize information about our reportable segments for the thirteen week periods ended March 30, 2024 and April 1, 2023 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Contract logistics	$313,548	$211,296
Intermodal	76,715	111,026
Trucking	69,655	79,715
Company-managed brokerage	31,000	33,956
Other	989	1,403
Total operating revenues	$491,907	$437,396

	Eliminated Inter-segment Revenues
	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Contract logistics	$71	$301
Intermodal	437	965
Trucking	55	140
Company-managed brokerage	494	906
Total eliminated inter-segment revenues	$1,057	$2,312

	Income from Operations
	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Contract logistics	$81,466	$27,781
Intermodal	(8,046)	6,812
Trucking	3,669	3,789
Company-managed brokerage	(2,488)	(375)
Other	491	189
Total income from operations	$75,092	$38,196

(14)
Treasury Stock

During the first quarter of 2024, we retired 4,722,877 shares of our treasury stock. Upon retirement of the treasury shares, we allocated the excess of the repurchase price over the par value of shares acquired to both retained earnings and paid-in capital. The portion allocated to paid-in capital was determined by applying the average paid-in capital per share, and the remaining portion was recorded to retained earnings. There was no effect on the Company’s overall equity position due to the retirement of treasury shares.

The Company accounts for treasury stock using the cost method. As of March 30, 2024, there were no shares held in the treasury.

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

At March 30, 2024, approximately 32% of our employees were subject to collective bargaining agreements that are renegotiated periodically, 45% of which are subject to contracts that expire in 2024.

(16)
Subsequent Events

On April 25, 2024, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on July 1, 2024 to shareholders of record at the close of business on June 3, 2024. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “expect,” “believe,” “targets,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Part I, Item 1A in our Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of this Form 10-Q, as well as any other cautionary language in these filings, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Overview

Universal Logistics Holdings, Inc. is a holding company whose subsidiaries provide a variety of customized transportation and logistics solutions throughout the United States and in Mexico, Canada and Colombia. Our operating subsidiaries provide customers a broad scope of services across their entire supply chain, including truckload, brokerage, intermodal, dedicated and value-added services.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 and the unaudited Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q.

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

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services are associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services are provided to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks ended March 30, 2024 and April 1, 2023, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Operating revenues:
Truckload services	8.5%	10.6%
Brokerage services	12.1	15.7
Intermodal services	15.6	25.4
Dedicated services	18.0	19.5
Value-added services	45.8	28.8
Total operating revenues	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended March 30, 2024 and April 1, 2023, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Operating revenues:	100.0%	100.0%
Operating expenses:
Purchased transportation and equipment rent	25.3	35.7
Direct personnel and related benefits	28.6	31.8
Operating supplies and expenses	18.9	10.6
Commission expense	1.3	1.9
Occupancy expense	2.1	2.5
General and administrative	2.7	2.7
Insurance and claims	1.5	1.8
Depreciation and amortization	4.2	4.2
Total operating expenses	84.7	91.3
Income from operations	15.3	8.7
Interest and other non-operating expense, net	(1.0)	(1.1)
Income before income taxes	14.3	7.6
Income tax expense	3.6	1.9
Net income	10.7%	5.7%

Thirteen Weeks Ended March 30, 2024 Compared to Thirteen Weeks Ended April 1, 2023

Operating revenues. The overall increase in operating revenues was primarily due to an increase in our contract logistics segment revenues. This increase was partially offset by decreases in our transactional transportation-related services. The primary driver in our contract logistics segment was our progress towards the completion of deliverables on a significant new specialty development project in the first quarter 2024. This project is expected to be substantially complete by the end of 2024. Operating revenues included separately-identified fuel surcharges of $24.7 million in the first quarter 2024, compared to $33.9 million in the first quarter 2023. Also included in operating revenues were other accessorial charges such as detention, demurrage and storage, which totaled $8.5 million during the first quarter 2024 compared to $26.0 million one year earlier.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. These fluctuations are generally correlated with changes in demand for transactional transportation-related services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. In the first quarter 2024, transactional transportation-related service revenues decreased 21.1% compared to the prior year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The increase in the first quarter 2024 was due to an increase in the number of employee drivers in our intermodal business. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main element driving the change was an increase in the expenses incurred in connection with the recently awarded contract logistics specialty development project that launched in the first quarter of 2024.

Commission expense. Commission expense decreased due to decreased revenue in our agency-based truckload business.

Occupancy expense. The decrease in occupancy expense was attributable to a decrease in building rents. This was partially offset by an increase in property taxes.

General and administrative. The increase in general and administrative expense was primarily due to an increase in salaries, wages, and benefits as well as professional fees.

Insurance and claims. The decrease in insurance and claims expense was primarily due to a decrease in auto liability claims expense.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from a $0.6 million increase in depreciation expense and a $1.6 million increase in amortization expense.

Interest expense, net. The increase in net interest expense reflects an increase in our outstanding borrowings as well as an increase in interest rates on our outstanding borrowings. As of March 30, 2024, our outstanding borrowings were $418.4 million compared to $381.9 million at April 1, 2023.

Other non-operating income. Other non-operating income increased by $1.1 million in first quarter 2024 and includes a $1.0 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income.

Income tax expense. Our effective income tax rate was 25.2% in both the first quarter 2024 and 2023. The increase in income taxes is primarily the result of an increase in taxable income.

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

The following tables summarize information about our reportable segments for the thirteen weeks ended March 30, 2024 and April 1, 2023 (in thousands):

	Thirteen Weeks Ended
	March 30, 2024		April 1, 2023		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$491,907	100.0%	$437,396	100.0%	12.5%
Operating expenses:
Purchased transportation and equipment rent	124,633	25.3	156,085	35.7	(20.2)
Direct personnel and related benefits	140,805	28.6	139,092	31.8	1.2
Operating supplies and expenses	92,824	18.9	46,189	10.6	101.0
Commission expense	6,610	1.3	8,172	1.9	(19.1)
Occupancy expense	10,568	2.1	11,152	2.5	(5.2)
General and administrative	13,507	2.7	11,916	2.7	13.4
Insurance and claims	7,167	1.5	8,079	1.8	(11.3)
Depreciation and amortization	20,701	4.2	18,515	4.2	11.8
Total operating expenses	416,815	84.7	399,200	91.3	4.4
Income from operations	75,092	15.3	38,196	8.7	96.6
Interest income (expense), net	(6,079)	(1.2)	(4,975)	(1.1)	22.2
Other non-operating income	1,104	0.2	15	0.0	7,260.0
Income before income taxes	70,117	14.3	33,236	7.6	111.0
Income tax expense	17,660	3.6	8,360	1.9	111.2
Net income	$52,457	10.7%	$24,876	5.7%	110.9%

Thirteen Weeks Ended March 30, 2024 Compared to Thirteen Weeks Ended April 1, 2023

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues increased 48.4%. The primary driver in our contract logistics segment was our progress towards the completion of deliverables on a significant new specialty development project in the first quarter 2024. This project is expected to be substantially complete by the end of 2024. During the full-year 2024, we expect to recognize $228.0 million of total operating revenues on this program, of which $95.3 million was recognized in the first quarter of 2024. At the end of the first quarter 2024, we managed 71 value-added programs compared to 65 at the end of the first quarter 2023. Included in contract logistics segment revenues for the thirteen weeks ended March 30, 2024, were $8.6 million in separately identified fuel surcharges from dedicated transportation services, compared to $9.7 million in the same period last year. Income from operations increased $53.7 million and operating margin, as a percentage of revenue was 26.0% for the first quarter 2024, compared to 13.1% in the first quarter 2023.

Operating revenues in the intermodal segment decreased 30.9% primarily due to a decrease in the number of loads hauled. Included in intermodal segment revenues for the first quarter 2024 were $10.7 million in separately identified fuel surcharges, compared to $17.1 million in the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $8.5 million during the first quarter 2024 compared to $26.0 million in the first quarter 2023. Load volumes decreased 14.1% on a year-over-year basis. As a percentage of revenue, operating margin in the intermodal segment for the first quarter 2024 was (10.5)%, compared to 6.1% one year earlier.

In the trucking segment, operating revenues decreased 12.6% primarily due to decreases in the average revenue per load, excluding fuel surcharges, and in the number of loads hauled. First quarter 2024 trucking segment revenues included $28.6 million of brokerage services compared to $34.7 million during the same period last year. Also included in our trucking segment revenues were $5.4 million in separately identified fuel surcharges during the first quarter 2024 compared to $7.2 million in fuel surcharges in the first quarter 2023. On a year-over-year basis, the average operating revenue per load, excluding fuel surcharges, decreased 6.2% while load volumes declined 7.1%. As a percentage of revenue, operating margin in the trucking segment for the thirteen weeks ended March 30, 2024, was 5.3% compared to 4.8% for the thirteen weeks ended April 1, 2023.

Operating revenues in the company-managed brokerage segment decreased 8.7% primarily due to a decrease in the average operating revenue per load. On a year-over-year basis, average operating revenue per load in the company-managed brokerage segment decreased 12.2%. As a percentage of revenue, operating margin for the first quarter 2024 was (8.0)% compared to (1.1)% during the same period last year.

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

During the thirteen weeks ended March 30, 2024, our capital expenditures totaled $68.6 million. These expenditures primarily consisted of transportation equipment and investments in support of our value-added service operations. Our flexible business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2024, we expect our capital expenditures to be in the range of $245 million to $260 million. We expect to make these capital expenditures for the acquisition of transportation equipment, to support new and existing value-added service operations, to expand our owned terminal network, and for improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock. After considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of Directors did not declare a special dividend in the first quarter of 2024. On April 25, 2024, our Board of Directors did declare the regular quarterly cash dividend of $0.105 per share of common stock payable July 1, 2024 to shareholders of record at the close of business on June 3, 2024. During the year ended December 31, 2023, we paid a total of $0.42 per common share, or $11.0 million. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our Revolving Credit Facility provides for a $400 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The Revolving Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Revolving Credit Facility includes an accordion feature which allows us to increase availability by up to $200 million upon our request. At March 30, 2024, we were in compliance with all its covenants, and $362.2 million was available for borrowing.

Our UACL Credit Agreement provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The UACL Credit Agreement, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our UACL Credit Agreement includes an accordion feature which allows us to increase availability by up to $30 million upon our request. At March 30, 2024, we were in compliance with all its covenants, and $10.0 million was available for borrowing.

A wholly owned subsidiary issued a series of promissory notes in order to finance transportation equipment. The notes are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.27%.

Certain wholly owned subsidiaries entered into a $165.4 million term loan facility to repay outstanding balances under a then-existing term loan and certain other real estate notes. The facility matures on April 29, 2032 and is secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The facility includes customary affirmative and negative covenants, and principal and interest is payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At March 30, 2024, we were in compliance with all covenants under the facility.

We also maintain a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the margin facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of March 30, 2024, and the maximum available borrowings were $5.7 million.

Discussion of Cash Flows

At March 30, 2024, we had cash and cash equivalents of $11.1 million compared to $12.5 million at December 31, 2023. Operating activities provided $36.9 million in net cash, financing activities provided an additional $29.2 million, and we used $68.4 million in investing activities.

The $36.9 million in net cash provided by operations was primarily attributed to $52.5 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gains on marketable equity securities, gains on equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for credit losses totaling, and a change in deferred income taxes totaling $38.5 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $54.1 million. The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, increases in contract assets and other receivables, and a decrease in other long-term liabilities. These were partially offset by a decrease in trade accounts receivable and increases in trade accounts payable, accrued expenses and other current liabilities, accruals for insurance and claims, and in income taxes payable. Affiliate transactions increased net cash provided by operating activities by $2.1 million. The increase in net cash resulted from an increase in accounts payable to affiliates of $2.5 million, offset by an increase in accounts receivable from affiliates of $0.4 million.

The $68.4 million in net cash used in investing activities consisted of $68.6 million in capital expenditures, which was partially offset by $0.2 million in proceeds from the sale of equipment.

Financing activities provided $29.2 million in net cash during the thirteen weeks ended March 30, 2024. We had outstanding borrowings totaling $418.4 million at March 30, 2024 compared to $386.4 million at December 31, 2023. During the period, we made payments on term loan and equipment and real estate notes totaling $31.0 million, borrowed $47.1 million for new equipment and had net borrowings on our revolving lines of credit totaling $15.8 million. During the period, we also paid cash dividends of $2.8 million.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Form 10-K for the year ended December 31, 2023. There have been no changes in our accounting policies during the thirteen weeks ended March 30, 2024.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended March 30, 2024. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2023, we concluded there was a material weakness in our internal control over financial reporting to identify potential data-entry errors related to our contracted rates and quantities and their associated invoices and amounts recorded as unbilled revenue. As discussed below, we are taking steps to remediate this material weakness in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate the material weakness.

Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts

Starting in 2024, we commenced measures to remediate the identified material weakness. Those remediation measures are ongoing and include the following:

•
Modifying our applicable policies and procedures for timely review and approval of contracted rates that are entered into the system;
•
adding monitoring controls that require a secondary and tertiary review of all contracted rates entered into the system to ensure they are reviewed timely and entered accurately; and
•
establishing a reserve on receivables that are within customer pay terms based upon history of rate corrections; and

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

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

4.1

Second Amended and Restated Registration Rights Agreement dated July 28, 2021 among the Registrant and the Moroun Family Holders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2021)

4.2

Joinder Agreement to Registration Rights Agreement dated August 1, 2023, among Registrant and the Swiftsure Trust (incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed August 3, 2023)

10.1

Credit Agreement dated as of April 29, 2022 among UTSI Finance, Inc., UTS Realty, LLC, the lenders party thereto, and Fifth Third Bank, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2022)

10.2

Confirmation of Transaction, dated April 29, 2022, between Fifth Third Bank, N.A. and UTSI Finance, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2022)

10.3

First Amendment Agreement dated September 30, 2022 among Universal Management Services, Inc., certain of its affiliates identified therein as Borrowers, KeyBank National Association, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 3, 2022)

10.4

Credit and Security Agreement dated September 30, 2022 among UACL Logistics Holdings, LLC, certain of its affiliates identified therein as Borrowers, KeyBank National Association, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 3, 2022)

10.5

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers with reporting obligations under Section 16 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 27, 2023)

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: May 9, 2024	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: May 9, 2024	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer