Form 10-Q
period 2024-06-29
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2024-08-08
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 5, 2024, was 26,317,326.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	June 29, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,486	$12,511
Marketable securities	11,566	10,772
Accounts receivable – net of allowance for credit losses of $9,966 and $11,229, respectively	288,125	287,946
Contract assets	18,237	729
Other receivables	29,758	22,633
Prepaid expenses and other	26,872	30,171
Due from affiliates	765	710
Total current assets	382,809	365,472
Property and equipment – net of accumulated depreciation of $404,836 and $370,273, respectively	658,022	561,089
Operating lease right-of-use asset	77,553	87,208
Goodwill	170,730	170,730
Intangible assets – net of accumulated amortization of $144,069 and $134,514, respectively	51,740	61,296
Contract assets, net of current portion	123,943	—
Deferred income taxes	1,225	1,225
Other assets	6,034	6,503
Total assets	$1,472,056	$1,253,523
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$74,016	$64,102
Current portion of long-term debt	79,850	70,689
Current portion of operating lease liabilities	29,803	29,998
Accrued expenses and other current liabilities	61,258	43,062
Insurance and claims	32,979	25,464
Due to affiliates	20,382	20,737
Income taxes payable	5,348	6,364
Total current liabilities	303,636	260,416
Long-term liabilities:
Long-term debt, net of current portion	403,951	311,235
Operating lease liabilities, net of current portion	53,702	63,620
Deferred income taxes	98,254	79,567
Other long-term liabilities	3,618	6,487
Total long-term liabilities	559,525	460,909
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 26,319,283 and 31,007,100 shares issued; 26,317,326 and 26,284,223 shares outstanding, respectively	26,319	31,008
Paid-in capital	5,007	5,103
Treasury stock, at cost; 1,957 and 4,722,877 shares	(83)	(96,840)
Retained earnings	581,829	595,450
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $641 and $457, respectively	1,899	1,350
Foreign currency translation adjustments	(6,076)	(3,873)
Total shareholders’ equity	608,895	532,198
Total liabilities and shareholders’ equity	$1,472,056	$1,253,523

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating revenues:
Truckload services	$66,876	$51,860	$108,906	$98,261
Brokerage services	53,661	60,325	113,274	128,998
Intermodal services	78,069	91,585	154,784	202,611
Dedicated services	90,715	86,069	179,031	171,301
Value-added services	172,843	122,733	398,075	248,797
Total operating revenues	462,164	412,572	954,070	849,968
Operating expenses:
Purchased transportation and equipment rent	137,295	139,879	261,928	295,964
Direct personnel and related benefits	135,495	138,046	276,300	277,138
Operating supplies and expenses	63,558	41,101	156,382	87,290
Commission expense	8,890	7,643	15,500	15,815
Occupancy expense	10,442	11,041	21,010	22,193
General and administrative	14,699	13,418	28,205	25,334
Insurance and claims	7,873	5,889	15,041	13,968
Depreciation and amortization	36,809	19,160	57,510	37,675
Total operating expenses	415,061	376,177	831,876	775,377
Income from operations	47,103	36,395	122,194	74,591
Interest income	909	621	1,127	1,373
Interest expense	(7,792)	(5,742)	(14,089)	(11,469)
Other non-operating income	898	284	2,003	299
Income before income taxes	41,118	31,558	111,235	64,794
Income tax expense	10,384	7,992	28,044	16,352
Net income	$30,734	$23,566	$83,191	$48,442
Earnings per common share:
Basic	$1.17	$0.90	$3.16	$1.84
Diluted	$1.17	$0.90	$3.16	$1.84
Weighted average number of common shares outstanding:
Basic	26,317	26,287	26,312	26,284
Diluted	26,352	26,308	26,341	26,312
Dividends declared per common share	$0.105	$0.105	$0.210	$0.210

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Income	$30,734	$23,566	$83,191	$48,442
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(18), $367, $184 and $90, respectively	(58)	1,082	549	262
Foreign currency translation adjustments	(2,949)	(886)	(2,203)	(975)
Total other comprehensive income (loss)	(3,007)	196	(1,654)	(713)
Total comprehensive income	$27,727	$23,762	$81,537	$47,729

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$83,191	$48,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,510	37,675
Noncash lease expense	15,161	15,295
Gain on marketable equity securities	(795)	(199)
Gain on disposal of property and equipment	(290)	(1,519)
Amortization of debt issuance costs	482	378
Stock-based compensation	769	251
Provision for credit losses	1,644	4,116
Deferred income taxes	18,687	—
Change in assets and liabilities:
Trade and other accounts receivable	(5,683)	29,518
Contract assets, prepaid expenses and other assets	(136,791)	(4,509)
Principal reduction in operating lease liabilities	(15,591)	(15,117)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	31,415	(10,484)
Due to/from affiliates, net	(410)	5,484
Other long-term liabilities	(2,868)	(4,369)
Net cash provided by operating activities	46,431	104,962
Cash flows from investing activities:
Capital expenditures	(145,712)	(79,842)
Proceeds from the sale of property and equipment	1,114	2,540
Proceeds from the sale of marketable securities	—	92
Net cash used in investing activities	(144,598)	(77,210)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	257,655	—
Repayments of debt - revolving debt	(211,592)	—
Proceeds from borrowing - term debt	114,977	33,738
Repayments of debt - term debt	(59,646)	(34,573)
Dividends paid	(5,526)	(5,520)
Purchases of treasury stock	(83)	—
Net cash provided by (used in) financing activities	95,785	(6,355)
Effect of exchange rate changes on cash and cash equivalents	(2,643)	(3,564)
Net (decrease) increase in cash	(5,025)	17,833
Cash and cash equivalents – beginning of period	12,511	47,181
Cash and cash equivalents – end of period	$7,486	$65,014
Supplemental cash flow information:
Cash paid for interest	$13,505	$11,018
Cash paid for income taxes	$10,483	$19,511

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2022	$30,997	$4,852	$(96,706)	$513,589	$(5,802)	$446,930
Net income	—	—	—	24,876	—	24,876
Comprehensive income (loss)	—	—	—	—	(909)	(909)
Dividends ($0.105 per share)	—	—	—	(2,759)	—	(2,759)
Stock based compensation	6	155	—	—	—	161
Balances – April 1, 2023	$31,003	$5,007	$(96,706)	$535,706	$(6,711)	$468,299
Net income	—	—	—	23,566	—	23,566
Comprehensive income (loss)	—	—	—	—	196	196
Dividends ($0.105 per share)	—	—	—	(2,761)	—	(2,761)
Stock based compensation	3	87	—	—	—	90
Balances - July 1, 2023	$31,006	$5,094	$(96,706)	$556,511	$(6,515)	$489,390

Balances – December 31, 2023	$31,008	$5,103	$(96,840)	$595,450	$(2,523)	$532,198
Net income	—	—	—	52,457	—	52,457
Comprehensive income (loss)	—	—	—	—	1,353	1,353
Dividends ($0.105 per share)	—	—	—	(2,762)	—	(2,762)
Stock based compensation	33	667	—	—	—	700
Retirement of treasury stock	(4,723)	(831)	96,840	(91,286)	—	—
Balances – March 30, 2024	$26,318	$4,939	$—	$553,859	$(1,170)	$583,946
Net income	—	—	—	30,734	—	30,734
Comprehensive income (loss)	—	—	—	—	(3,007)	(3,007)
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	1	68	—	—	—	69
Purchases of treasury stock	—	—	(83)	—	—	(83)
Balances - June 29, 2024	$26,319	$5,007	$(83)	$581,829	$(4,177)	$608,895

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

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended June 29, 2024. These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

In June 2024, the Company revised the estimated useful life and salvage values of certain equipment. The change resulted in additional depreciation expense of $11.3 million recorded during the quarter ended June 29, 2024 ($8.5 million net of tax, or $0.32 per basic and diluted share).

In January 2024, the Company’s value-added business began performing specialty project development services for certain customers. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. As of June 29, 2024 and December 31, 2023, contract assets associated with certain contracts with customers recognized over time are included as contract assets in the Company’s consolidated balance sheets. Contract assets associated with other contracts with customers were reclassified from prepaid expenses and other on the consolidated balance sheets to contract assets.

During the first quarter of 2024, the Company identified certain triggering events related to a component of the intermodal reporting segment. In accordance with FASB Accounting Standards Codification (“ASC”) 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company evaluated certain indefinite and long lived tangible and intangible assets for impairment. The results of those procedures concluded that no impairments were present. After performing the evaluation, it was determined that a change in the estimated useful lives of certain definite lived intangible assets was appropriate and was adjusted during the period. The change resulted in additional amortization expense of $2.2 million ($1.7 million net of tax, or $0.06 per basic and diluted share) recorded during each of the quarters ended March 30, 2024 and June 29, 2024.

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

Value-added services, which are typically dedicated to individual customer requirements, include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing, returnable container management and specialty project development. Value-added revenues are substantially driven by the level of demand for outsourced logistics services and specialty project needs. Major factors that affect value-added service revenue include changes in manufacturing supply chain requirements and production levels in specific industries, particularly the North American automotive and Class 8 heavy-truck industries.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)
Revenue Recognition - continued

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	June 29, 2024	December 31, 2023
Contract assets	$18,237	$729
Contract assets, net of current portion	123,943	—
Total	$142,180	$729

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

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	June 29, 2024	December 31, 2023
Fair value	$11,566	$10,772
Cost basis	7,316	7,316
Unrealized gain	$4,250	$3,456

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	June 29, 2024	December 31, 2023
Gross unrealized gains	$4,878	$4,124
Gross unrealized losses	(628)	(668)
Net unrealized gains	$4,250	$3,456

The following table shows the Company’s net realized gains and losses on marketable equity securities (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Realized gain
Sale proceeds	$—	$92	$—	$92
Cost basis of securities sold	—	1	—	1
Realized gain	$—	$91	$—	$91

Realized gain, net of taxes	$—	$68	$—	$68

The Company did not sell marketable equity securities during the thirteen-week or twenty-six week periods ended June 29, 2024.

During the thirteen-week and twenty-six week periods ended June 29, 2024, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $(195,000) and $795,000, respectively, which was reported in other non-operating income (expense) for the period.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(5)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 29, 2024	December 31, 2023
Accrued payroll	$19,329	$18,047
Accrued payroll taxes	4,114	3,149
Accrued contract costs	15,311	—
Driver escrow liabilities	2,825	3,275
Legal settlements and claims	2,900	4,050
Commissions, other taxes and other	16,779	14,541
Total	$61,258	$43,062

(6)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at June 29, 2024	June 29, 2024	December 31, 2023
Outstanding Debt:
Revolving Credit Facility (1) (2)	6.94%	$62,997	$21,934
UACL Credit Agreement (2)
Term Loan	7.19%	54,000	69,000
Revolver	7.19%	5,000	—
Equipment Financing (3)	2.25% to 7.31%	234,940	156,341
Real Estate Facility (4)	7.46%	130,902	139,170
Margin Facility (5)	6.44%	—	—
Unamortized debt issuance costs		(4,038)	(4,521)
		483,801	381,924
Less current portion of long-term debt		79,850	70,689
Total long-term debt, net of current portion		$403,951	$311,235

(1) Our Revolving Credit Facility provides us with a revolving credit commitment of up to $400 million. We may borrow under the Revolving Credit Facility until maturity on September 30, 2027, and this indebtedness bears interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the Company’s leverage ratio. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At June 29, 2024, we were in compliance with all covenants under the facility, and $337.0 million was available for borrowing on the revolver.

(2) Our UACL Credit Agreement provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver. The term loan matures on September 30, 2027 and is repaid in consecutive quarterly installments. The remaining term loan balance is due at maturity. We may borrow under the revolving credit facility until maturity on September 30, 2027. Borrowings bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the borrowers’ leverage ratio. The UACL Credit Agreement is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The UACL Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At June 29, 2024, we were in compliance with all covenants under the facility, and $5.0 million was available for borrowing on the revolver.

(3) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.31%.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)
Debt – continued

(4) Our Real Estate Facility consists of a $165.4 million term loan, and the facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At June 29, 2024, we were in compliance with all covenants under the facility.

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At June 29, 2024, the maximum available borrowings under the line of credit were $5.8 million.

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $78.3 million. At June 29, 2024, the fair value of the swap agreement was an asset of $2.5 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 7 for additional information pertaining to interest rate swaps.

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

Notes to Unaudited Consolidated Financial Statements - Continued

(7)
Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 29, 2024
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$10	$—	$—	$10
Marketable securities	11,566	—	—	11,566
Interest rate swap	—	2,540	—	2,540
Total	$11,576	$2,540	$—	$14,116

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$168	$—	$—	$168
Marketable securities	10,772	—	—	10,772
Interest rate swap	—	1,807	—	1,807
Total	$10,940	$1,807	$—	$12,747

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

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at June 29, 2024 is summarized as follows:

	Carrying Value	Estimated Fair Value

Equipment promissory notes	$234,940	$232,763

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Leases

As of June 29, 2024, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable.

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of June 29, 2024, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the thirteen weeks and twenty-six weeks ended June 29, 2024 and July 1, 2023 (in thousands):

	Thirteen Weeks Ended June 29, 2024
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,679	$6,360	$9,039
Short-term lease cost	72	2,628	2,700
Variable lease cost	239	1,069	1,308
Total lease cost	$2,990	$10,057	$13,047

	Thirteen Weeks Ended July 1, 2023
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,368	$6,836	$9,204
Short-term lease cost	19	4,921	4,940
Variable lease cost	223	834	1,057
Total lease cost	$2,610	$12,591	$15,201

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Leases – continued

	Twenty-six Weeks Ended June 29, 2024
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$5,104	$12,735	$17,839
Short-term lease cost	89	5,363	5,452
Variable lease cost	481	2,276	2,757
Total lease cost	$5,674	$20,374	$26,048

	Twenty-six Weeks Ended July 1, 2023
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$4,779	$13,455	$18,234
Short-term lease cost	26	8,950	8,976
Variable lease cost	422	1,433	1,855
Total lease cost	$5,227	$23,838	$29,065

The following table summarizes other lease related information as of and for the twenty-six week periods ended June 29, 2024 and July 1, 2023 (in thousands):

	June 29, 2024
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$5,122	$13,107	$18,229
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,916	$2,519	$6,435
Weighted-average remaining lease term (in years)	3.8	2.8	3.2
Weighted-average discount rate	7.7%	5.6%	6.3%

	July 1, 2023
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$4,706	$13,315	$18,021
Right-of-use assets obtained in exchange for new operating lease liabilities	$145	$13,897	$14,042
Right-of-use assets change due to lease termination	$(64)	$(66)	$(130)
Weighted-average remaining lease term (in years)	4.6	3.6	3.9
Weighted-average discount rate	7.3%	5.3%	5.9%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Leases – continued

Future minimum lease payments under these operating leases as of June 29, 2024, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2024 (remaining)	$4,885	$13,083	$17,968
2025	8,121	21,848	29,969
2026	5,534	17,895	23,429
2027	4,430	8,670	13,100
2028	4,246	1,333	5,579
Thereafter	3,206	—	3,206
Total required lease payments	$30,422	$62,829	$93,251
Less amounts representing interest			(9,746)
Present value of lease liabilities			$83,505

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

We also purchase other services from our affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and twenty-six weeks ended June 29, 2024 and July 1, 2023, respectively (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Insurance	$20,567	$18,872	$41,989	$39,127
Real estate rent and related costs	6,371	3,271	9,879	6,538
Administrative support services	3,001	624	4,867	2,228
Truck fuel, maintenance and other operating costs	3,885	1,856	8,226	3,794
Contracted transportation services	40	58	75	171
Total	$33,864	$24,681	$65,036	$51,858

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

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling shareholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At June 29, 2024 and December 31, 2023, there were $17.5 million and $14.3 million, respectively, included in each of these accounts for insured claims.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)
Transactions with Affiliates – continued

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At June 29, 2024 and December 31, 2023, amounts due to affiliates were $20.4 million and $20.7 million, respectively.

During the twenty-six weeks ended June 29, 2024, we purchased trailers from an affiliate totaling $3.1 million. During the twenty-six weeks ended July 1, 2023, we purchased used tractors from an affiliate totaling $6.3 million.

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

Services provided by Universal to Affiliates

We periodically assist our affiliates by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders. We may also lease facilities to our affiliates on an as-needed basis. Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to affiliates for the thirteen weeks and twenty-six weeks ended June 29, 2024 and July 1, 2023 (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Contracted transportation services	$168	$1,766	$398	$1,868
Facilities and related support	430	60	1,090	120
Total	$598	$1,826	$1,488	$1,988

At June 29, 2024 and December 31, 2023, amounts due from affiliates were $0.8 million and $0.7 million, respectively.

(10)
Stock Based Compensation

In May 2024, we granted 1,545 shares of common stock under our equity plan to non-employee directors. These restricted stock awards have a fair value of $45.22 per share, based on the closing price of our stock on the grant date, and vested immediately.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)
Stock Based Compensation – continued

The following table summarizes the status of our non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	100,458	$21.76
Granted	22,650	$32.86
Vested	(35,060)	$21.96
Forfeited	—	$—
Balance at June 29, 2024	88,048	$24.54

In the twenty-six week periods ended June 29, 2024 and July 1, 2023, the total grant date fair value of vested shares recognized as compensation costs was $0.8 million and $0.3 million, respectively. Included in compensation cost during both the twenty-six week periods ended June 29, 2024 and July 1, 2023 was approximately $0.1 million recognized as a result of the grants of shares of stock to non-employee directors. As of June 29, 2024, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, we expect to recognize stock-based compensation expense of $0.4 million in 2025, $0.8 million in 2026, $0.6 million in 2027, and $0.4 million in 2028.

(11)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks and twenty-six weeks ended June 29, 2024, there were 34,962 and 28,789 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and twenty-six weeks ended July 1, 2023, 21,634 and 27,954 weighted average non-vested shares of restricted stock, respectively, were included in the denominator for the calculation of diluted earnings per share.

No shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive during the thirteen weeks or twenty-six weeks ended June 29, 2024 or July 1, 2023.

(12)
Dividends

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

The following tables summarize information about our reportable segments for the thirteen week and twenty-six week periods ended June 29, 2024 and July 1, 2023 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Contract logistics	$263,558	$208,802	$577,106	$420,098
Intermodal	78,069	91,585	154,784	202,611
Trucking	91,440	81,243	161,095	160,958
Company-managed brokerage	28,142	29,595	59,142	63,551
Other	955	1,347	1,943	2,750
Total operating revenues	$462,164	$412,572	$954,070	$849,968

	Eliminated Inter-segment Revenues
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Contract logistics	$46	$136	$118	$436
Intermodal	636	844	1,073	1,809
Trucking	84	198	139	339
Company-managed brokerage	153	932	647	1,838
Total eliminated inter-segment revenues	$919	$2,110	$1,977	$4,422

	Income from Operations
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Contract logistics	$52,901	$32,789	$134,367	$60,570
Intermodal	(8,301)	(246)	(16,347)	6,565
Trucking	4,384	4,423	8,053	8,212
Company-managed brokerage	(2,237)	(786)	(4,725)	(1,160)
Other	356	215	846	404
Total income from operations	$47,103	$36,395	$122,194	$74,591

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

The Company accounts for treasury stock using the cost method. As of June 29, 2024, 1,957 shares were held in treasury at an aggregate cost of approximately $0.1 million.

(15)
Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

We are involved in certain other claims and pending litigation arising in the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. Based on the knowledge of the facts, and in certain cases, opinions of outside counsel, in our opinion the resolution of these claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows. However, if we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

At June 29, 2024, approximately 34% of our employees were subject to collective bargaining agreements that are renegotiated periodically, 37% of which are subject to contracts that expire in 2024.

(16)
Subsequent Events

On July 25, 2024, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on October 1, 2024 to shareholders of record at the close of business on September 2, 2024. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services are associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services are specific to customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and twenty-six weeks ended June 29, 2024 and July 1, 2023, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating revenues:
Truckload services	14.5%	12.6%	11.4%	11.6%
Brokerage services	11.6	14.6	11.9	15.2
Intermodal services	16.9	22.2	16.2	23.8
Dedicated services	19.6	20.9	18.8	20.2
Value-added services	37.4	29.7	41.7	29.2
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

Thirteen Weeks Ended June 29, 2024 Compared to Thirteen Weeks Ended July 1, 2023

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended June 29, 2024 and July 1, 2023, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	June 29, 2024		July 1, 2023		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$462,164	100.0%	$412,572	100.0%	12.0%
Operating expenses:
Purchased transportation and equipment rent	137,295	29.7	139,879	33.9	(1.8)
Direct personnel and related benefits	135,495	29.3	138,046	33.5	(1.8)
Operating supplies and expenses	63,558	13.8	41,101	10.0	54.6
Commission expense	8,890	1.9	7,643	1.9	16.3
Occupancy expense	10,442	2.3	11,041	2.7	(5.4)
General and administrative	14,699	3.2	13,418	3.3	9.5
Insurance and claims	7,873	1.7	5,889	1.4	33.7
Depreciation and amortization	36,809	8.0	19,160	4.6	92.1
Total operating expenses	415,061	89.8	376,177	91.2	10.3
Income from operations	47,103	10.2	36,395	8.8	29.4
Interest expense, net	(6,883)	(1.5)	(5,121)	(1.2)	34.4
Other non-operating income	898	0.2	284	0.1	216.2
Income before income taxes	41,118	8.9	31,558	7.7	30.3
Income tax expense	10,384	2.2	7,992	2.0	29.9
Net income	$30,734	6.7%	$23,566	5.7%	30.4%

Operating revenues. The overall increase in operating revenues was primarily due to an increase in our contract logistics segment revenues. This increase was partially offset by decreases in our transactional transportation-related services. The primary driver in our contract logistics segment was the recently awarded specialty development project. Operating revenues included separately-identified fuel surcharges of $24.5 million in the second quarter 2024, compared to $28.6 million in the second quarter 2023. Also included in operating revenues were other accessorial charges such as detention, demurrage and storage, which totaled $8.1 million during the second quarter 2024 compared to $13.4 million one year earlier.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. These fluctuations are generally correlated with changes in demand for transactional transportation-related services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. In the second quarter 2024, transactional transportation-related service revenues decreased 2.5% compared to the prior year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The decrease in the second quarter 2024 was due to a decrease in headcount in our intermodal and value-added businesses. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main element driving the change was an increase in the expenses incurred in connection with the recently awarded contract logistics specialty development project.

Commission expense. Commission expense increased due to increased revenue in our agency-based truckload business.

Occupancy expense. The decrease in occupancy expense was attributable to a decrease in building rents. This was partially offset by an increase in property taxes.

General and administrative. The increase in general and administrative expense was primarily due to an increase in salaries, wages, and benefits as well as professional fees.

Insurance and claims. The increase in insurance and claims expense was primarily due to an increase in auto liability premiums as well as an increase in cargo claims expense.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from a $16.1 million increase in depreciation expense and a $1.6 million increase in amortization expense. During the second quarter 2024, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $11.3 million during the period.

Interest expense, net. The increase in net interest expense reflects an increase in our outstanding borrowings. As of June 29, 2024, our outstanding borrowings were $487.8 million compared to $382.0 million at July 1, 2023.

Other non-operating income. Other non-operating income increased by $0.6 million in second quarter 2024 and includes a $0.8 million favorable legal settlement.

Income tax expense. Our effective income tax rate was 25.3% in both the second quarter 2024 and 2023. The increase in income taxes is primarily the result of an increase in taxable income.

Twenty-six Weeks Ended June 29, 2024 Compared to Thirteen Weeks Ended July 1, 2023

The following table sets forth items derived from our consolidated statements of income for the twenty-six weeks ended June 29, 2024 and July 1, 2023, presented as a percentage of operating revenues:

	Twenty-six Weeks Ended
	June 29, 2024		July 1, 2023		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$954,070	100.0%	$849,968	100.0%	12.2%
Operating expenses:
Purchased transportation and equipment rent	261,928	27.5	295,964	34.8	(11.5)
Direct personnel and related benefits	276,300	29.0	277,138	32.6	(0.3)
Operating supplies and expenses	156,382	16.4	87,290	10.3	79.2
Commission expense	15,500	1.6	15,815	1.9	(2.0)
Occupancy expense	21,010	2.2	22,193	2.6	(5.3)
General and administrative	28,205	3.0	25,334	3.0	11.3
Insurance and claims	15,041	1.6	13,968	1.6	7.7
Depreciation and amortization	57,510	6.0	37,675	4.4	52.6
Total operating expenses	831,876	87.2	775,377	91.2	7.3
Income from operations	122,194	12.8	74,591	8.8	63.8
Interest expense, net	(12,962)	(1.4)	(10,096)	(1.2)	28.4
Other non-operating income	2,003	0.2	299	0.0	569.9
Income before income taxes	111,235	11.6	64,794	7.6	71.7
Income tax expense	28,044	2.9	16,352	1.9	71.5
Net income	$83,191	8.7%	$48,442	5.7%	71.7%

Operating revenues. The overall increase in operating revenues was primarily due to an increase in our contract logistics segment revenues. This increase was partially offset by decreases in our transactional transportation-related services. The primary driver in our contract logistics segment was the recently awarded specialty development project. Operating revenues included separately-identified fuel surcharges of $49.3 million in the first half 2024, compared to $62.6 million in the first half 2023. Also included in operating revenues were other accessorial charges such as detention, demurrage and storage, which totaled $16.6 million during the first half 2024 compared to $39.4 million one year earlier.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. These fluctuations are generally correlated with changes in demand for transactional transportation-related services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. In the first half 2024, transactional transportation-related service revenues decreased 12.3% compared to the prior year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The decrease in the first half 2024 was due to a decrease in headcount in our value-added business. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main element driving the change was an increase in the expenses incurred in connection with the recently awarded contract logistics specialty development project.

Commission expense. Commission expense decreased due to decreased brokerage revenue in our agency-based truckload business.

Occupancy expense. The decrease in occupancy expense was attributable to a decrease in building rents. This was partially offset by an increase in property taxes.

General and administrative. The increase in general and administrative expense was primarily due to an increase in salaries, wages, and benefits as well as professional fees.

Insurance and claims. The increase in insurance and claims expense was primarily due to an increase in auto liability premiums as well as an increase in cargo claims expense. This was partially offset by a decrease in auto liability claims expense.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from a $16.6 million increase in depreciation expense and a $3.2 million increase in amortization expense. During the first half 2024, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $11.3 million during the period.

Interest expense, net. The increase in net interest expense reflects an increase in our outstanding borrowings. As of June 29, 2024, our outstanding borrowings were $487.8 million compared to $382.0 million at July 1, 2023.

Other non-operating income. Other non-operating income increased by $1.7 million in first half 2024 and includes a $0.8 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income and a $0.8 million favorable legal settlement.

Income tax expense. Our effective income tax rate was 25.2% in both the first half 2024 and 2023. The increase in income taxes is primarily the result of an increase in taxable income.

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

The following tables summarize information about our reportable segments for the thirteen week and twenty-six week periods ended June 29, 2024 and July 1, 2023 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Contract logistics	$263,558	$208,802	$577,106	$420,098
Intermodal	78,069	91,585	154,784	202,611
Trucking	91,440	81,243	161,095	160,958
Company-managed brokerage	28,142	29,595	59,142	63,551
Other	955	1,347	1,943	2,750
Total operating revenues	$462,164	$412,572	$954,070	$849,968

	Income from Operations
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Contract logistics	$52,901	$32,789	$134,367	$60,570
Intermodal	(8,301)	(246)	(16,347)	6,565
Trucking	4,384	4,423	8,053	8,212
Company-managed brokerage	(2,237)	(786)	(4,725)	(1,160)
Other	356	215	846	404
Total income from operations	$47,103	$36,395	$122,194	$74,591

Thirteen Weeks Ended June 29, 2024 Compared to Thirteen Weeks Ended July 1, 2023

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues increased 26.2%.The increase in operating revenues was primarily due to our recently awarded specialty development project. At the end of the second quarter 2024, we managed 68 value-added programs, unchanged from the second quarter 2023. Included in contract logistics segment revenues for the thirteen weeks ended June 29, 2024, were $8.0 million in separately identified fuel surcharges from dedicated transportation services, compared to $8.6 million in the same period last year. Income from operations increased $20.1 million and operating margin, as a percentage of revenue was 20.1% for the second quarter 2024, compared to 15.7% in the second quarter 2023.

Operating revenues in the intermodal segment decreased 14.8% primarily due to a decrease in the average operating revenue per load and the number of loads hauled. Included in intermodal segment revenues for the second quarter 2024 were $10.9 million in separately identified fuel surcharges, compared to $13.6 million in the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $8.1 million during the second quarter 2024 compared to $13.4 million in the second quarter 2023. Load volumes declined 4.1%, while the average operating revenue per load, excluding fuel surcharges, fell 5.9% on a year-over-year basis. As a percentage of revenue, operating margin in the intermodal segment for the second quarter 2024 was (10.6)%, compared to (0.3)% one year earlier.

In the trucking segment, operating revenues increased 12.6% primarily due to an increase in the average revenue per load, excluding fuel surcharges. Second quarter 2024 trucking segment revenues included $25.5 million of brokerage services compared to $30.7 million during the same period last year. Also included in our trucking segment revenues were $5.7 million in separately identified fuel surcharges during the second quarter 2024 compared to $6.4 million in fuel surcharges in the second quarter 2023. On a year-over-year basis, load volumes declined 11.1%; however, the average operating revenue per load, excluding fuel surcharges, increased 28.5%, supported by our specialty, heavy-haul wind business. As a percentage of revenue, operating margin in the trucking segment for the thirteen weeks ended June 29, 2024, was 4.8% compared to 5.4% for the thirteen weeks ended July 1, 2023.

Operating revenues in the company-managed brokerage segment decreased 4.9% primarily due to a decrease in the average operating revenue per load. On a year-over-year basis, average operating revenue per load in the company-managed brokerage segment decreased 21.9%. This was partially offset by a 20.1% increase in load volumes. As a percentage of revenue, operating margin for the second quarter 2024 was (7.9)% compared to (2.7)% during the same period last year.

Twenty-six Weeks Ended June 29, 2024 Compared to Twenty-six Weeks Ended July 1, 2023

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues increased 37.4%.The increase in operating revenues was primarily due to our recently awarded specialty development project. At the end of the first half 2024, we managed 68 value-added programs, unchanged from the first half 2023. Included in contract logistics segment revenues for the twenty-six weeks ended June 29, 2024, were $16.6 million in separately identified fuel surcharges from dedicated transportation services, compared to $18.3 million in the same period last year. Income from operations increased $73.8 million and operating margin, as a percentage of revenue was 23.3% for the first half 2024, compared to 14.4% in the first half 2023.

Operating revenues in the intermodal segment decreased 23.6% primarily due to a decrease in the average operating revenue per load and the number of loads hauled. Included in intermodal segment revenues for the first half 2024 were $21.5 million in separately identified fuel surcharges, compared to $30.7 million in the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $16.6 million during the first half 2024 compared to $39.4 million in the first half 2023. Load volumes declined 9.3%, while the average operating revenue per load, excluding fuel surcharges, fell 3.1% on a year-over-year basis. As a percentage of revenue, operating margin in the intermodal segment for the first half 2024 was (10.6)%, compared to (3.2)% one year earlier.

In the trucking segment, operating revenues increased 0.1% primarily due to an increase in the average revenue per load, excluding fuel surcharges. First half 2024 trucking segment revenues included $54.1 million of brokerage services compared to $65.4 million during the same period last year. Also included in our trucking segment revenues were $11.1 million in separately identified fuel surcharges during the first half 2024 compared to $13.5 million in fuel surcharges in the first half 2023. On a year-over-year basis, load volumes declined 9.1%; however, the average operating revenue per load, excluding fuel surcharges, increased 11.1%, supported by our specialty, heavy-haul wind business. As a percentage of revenue, operating margin in the trucking segment for the twenty-six weeks ended June 29, 2024, was 5.0% compared to 5.1% for the twenty-six weeks ended July 1, 2023.

Operating revenues in the company-managed brokerage segment decreased 6.9% primarily due to a decrease in the average operating revenue per load. On a year-over-year basis, average operating revenue per load in the company-managed brokerage segment decreased 20.3%. This was partially offset by a 13.7% increase in load volumes. As a percentage of revenue, operating margin for the first half 2024 was (8.0)% compared to (1.8)% during the same period last year.

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

During the twenty-six weeks ended June 29, 2024, our capital expenditures totaled $145.7 million. These expenditures primarily consisted of transportation equipment, investments in support of our value-added service operations and the expansion of our terminal network. Our flexible business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2024, we expect our capital expenditures to be in the range of $170 million to $185 million. We expect to make these capital expenditures for the acquisition of transportation equipment, to support new and existing value-added service operations, to expand our owned terminal network, and for improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock. After considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of Directors did not declare a special dividend in the first quarter of 2024. On July 25, 2024, our Board of Directors did declare the regular quarterly cash dividend of $0.105 per share of common stock payable October 1, 2024 to shareholders of record at the close of business on September 2, 2024. During the year ended December 31, 2023, we paid a total of $0.42 per common share, or $11.0 million. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our Revolving Credit Facility provides for a $400 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The Revolving Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Revolving Credit Facility includes an accordion feature which allows us to increase availability by up to $200 million upon our request. At June 29, 2024, we were in compliance with all its covenants, and $337.0 million was available for borrowing.

Our UACL Credit Agreement provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The UACL Credit Agreement, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our UACL Credit Agreement includes an accordion feature which allows us to increase availability by up to $30 million upon our request. At June 29, 2024, we were in compliance with all its covenants, and $5.0 million was available for borrowing.

A wholly owned subsidiary issued a series of promissory notes in order to finance transportation equipment. The notes are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.31%.

Certain wholly owned subsidiaries entered into a $165.4 million term loan facility to repay outstanding balances under a then-existing term loan and certain other real estate notes. The facility matures on April 29, 2032 and is secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The facility includes customary affirmative and negative covenants, and principal and interest is payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At June 29, 2024, we were in compliance with all covenants under the facility.

We also maintain a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the margin facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of June 29, 2024, and the maximum available borrowings were $5.8 million.

Discussion of Cash Flows

At June 29, 2024, we had cash and cash equivalents of $7.5 million compared to $12.5 million at December 31, 2023. Operating activities provided $46.4 million in net cash, financing activities provided an additional $95.8 million, and we used $144.6 million in investing activities.

The $46.4 million in net cash provided by operations was primarily attributed to $83.2 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gains on marketable equity securities, gains on equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for credit losses totaling, and a change in deferred income taxes totaling $93.2 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $129.9 million. The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, increases in contract assets, trade and other receivables, and decreases in other long-term liabilities and income taxes payable. These were partially offset increases in trade accounts payable, accrued expenses and other current liabilities, and accruals for insurance and claims. Affiliate transactions decreased net cash provided by operating activities by $0.4 million. The decrease in net cash resulted from a decrease in accounts payable to affiliates of $0.3 million and an increase in accounts receivable from affiliates of $0.1 million.

The $144.6 million in net cash used in investing activities consisted of $145.7 million in capital expenditures, which was partially offset by $1.1 million in proceeds from the sale of equipment.

Financing activities provided $95.8 million in net cash during the twenty-six weeks ended June 29, 2024. We had outstanding borrowings totaling $487.8 million at June 29, 2024 compared to $386.4 million at December 31, 2023. During the period, we made payments on term loan and equipment and real estate notes totaling $59.6 million, borrowed $115.0 million for new equipment and had net borrowings on our revolving lines of credit totaling $46.1 million. During the period, we also paid cash dividends of $5.5 million and purchased $0.1 million of treasury stock.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Form 10-K for the year ended December 31, 2023. There have been no changes in our accounting policies during the thirteen weeks ended June 29, 2024.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended June 29, 2024. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 29, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts

Starting in 2024, we commenced measures to remediate the identified material weakness. Those remediation measures are ongoing and include the following:

•
Modifying our applicable policies and procedures for timely review and approval of contracted rates that are entered into the system; and
•
adding monitoring controls that require a secondary and tertiary review of all contracted rates entered into the system to ensure they are reviewed timely and entered accurately; and
•
establishing a reserve on receivables that are within customer pay terms based upon history of rate corrections.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 15 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 29, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Share Purchases

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
March 31, 2024 - April 27, 2024	—		$—	—	513,251
April 28, 2024 - May 25, 2024	1,957	(2)	$42.53	—	513,251
May 26, 2024 - June 29, 2024	—		$—	—	513,251
Total	1,957		$42.53	—	513,251

(1) On July 29, 2021, the Company announced that it had been authorized to purchase up to 1,000,000 shares of its common stock from time to time in the open market. As of June 29, 2024, 513,251 shares remain available under this authorization. No specific expiration date has been assigned to the authorization.

(2) Consists of 1,957 shares of common stock acquired on May 3, 2024 by the Company from two employees for a total of $83,230 upon exercising its right of first refusal pursuant to restricted stock bonus award agreements.

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

4.1

Second Amended and Restated Registration Rights Agreement dated July 28, 2021 among the Registrant and the Moroun Family Holders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2021)

4.2

Joinder Agreement to Registration Rights Agreement dated August 1, 2023, among Registrant and the Swiftsure Trust (incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed August 3, 2023)

10.1

Credit Agreement dated as of April 29, 2022 among UTSI Finance, Inc., UTS Realty, LLC, the lenders party thereto, and Fifth Third Bank, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2022)

10.2

Confirmation of Transaction, dated April 29, 2022, between Fifth Third Bank, N.A. and UTSI Finance, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2022)

10.3

Second Amendment Agreement dated April 5, 2024 among Universal Management Services, Inc., certain of its affiliates identified therein as Borrowers, KeyBank National Association, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 9, 2024)

10.4

Credit and Security Agreement dated September 30, 2022 among UACL Logistics Holdings, LLC, certain of its affiliates identified therein as Borrowers, KeyBank National Association, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 3, 2022)

10.5

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers with reporting obligations under Section 16 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 27, 2023)

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: August 8, 2024	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: August 8, 2024	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer