Form 10-Q
period 2024-09-28
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2024-11-07
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November 4, 2024, was 26,317,797.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 28, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$11,834	$12,511
Marketable securities	11,689	10,772
Accounts receivable – net of allowance for credit losses of $9,303 and $11,229, respectively	300,150	287,946
Contract assets	26,079	729
Other receivables	30,004	22,633
Prepaid expenses and other	24,704	30,171
Due from affiliates	1,286	710
Total current assets	405,746	365,472
Property and equipment – net of accumulated depreciation of $423,530 and $370,273, respectively	697,939	561,089
Operating lease right-of-use asset	69,034	87,208
Goodwill	167,264	170,730
Intangible assets – net of accumulated amortization of $148,095 and $134,514, respectively	54,992	61,296
Contract assets, net of current portion	154,592	—
Deferred income taxes	1,225	1,225
Other assets	4,102	6,503
Total assets	$1,554,894	$1,253,523
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$78,443	$64,102
Current portion of long-term debt	85,749	70,689
Current portion of operating lease liabilities	28,174	29,998
Accrued expenses and other current liabilities	49,996	43,062
Insurance and claims	32,756	25,464
Due to affiliates	18,519	20,737
Income taxes payable	3,726	6,364
Total current liabilities	297,363	260,416
Long-term liabilities:
Long-term debt, net of current portion	471,700	311,235
Operating lease liabilities, net of current portion	46,646	63,620
Deferred income taxes	103,788	79,567
Other long-term liabilities	4,415	6,487
Total long-term liabilities	626,549	460,909
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 26,319,754 and 31,007,100 shares issued; 26,317,797 and 26,284,223 shares outstanding, respectively	26,320	31,008
Paid-in capital	5,016	5,103
Treasury stock, at cost; 1,957 and 4,722,877 shares	(83)	(96,840)
Retained earnings	605,606	595,450
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $161 and $457, respectively	475	1,350
Foreign currency translation adjustments	(6,352)	(3,873)
Total shareholders’ equity	630,982	532,198
Total liabilities and shareholders’ equity	$1,554,894	$1,253,523

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating revenues:
Truckload services	$63,641	$69,598	$172,547	$167,858
Brokerage services	42,440	56,894	155,714	185,892
Intermodal services	75,558	86,630	230,342	289,241
Dedicated services	87,357	86,701	266,389	258,003
Value-added services	157,837	121,428	555,912	370,225
Total operating revenues	426,833	421,251	1,380,904	1,271,219
Operating expenses:
Purchased transportation and equipment rent	120,700	147,470	382,628	443,434
Direct personnel and related benefits	132,081	134,866	408,381	412,004
Operating supplies and expenses	60,532	43,060	216,914	130,351
Commission expense	6,985	8,334	22,485	24,149
Occupancy expense	11,179	10,913	32,189	33,106
General and administrative	13,037	13,633	41,242	38,967
Insurance and claims	5,681	6,828	20,722	20,795
Depreciation and amortization	30,284	19,386	87,795	57,061
Impairment expense	3,720	—	3,720	—
Total operating expenses	384,199	384,490	1,216,076	1,159,867
Income from operations	42,634	36,761	164,828	111,352
Interest income	1,130	45	2,257	1,419
Interest expense	(8,546)	(6,540)	(22,635)	(18,009)
Other non-operating income	4	588	2,007	885
Income before income taxes	35,222	30,854	146,457	95,647
Income tax expense	8,682	7,807	36,726	24,159
Net income	$26,540	$23,047	$109,731	$71,488
Earnings per common share:
Basic	$1.01	$0.88	$4.17	$2.72
Diluted	$1.01	$0.88	$4.17	$2.72
Weighted average number of common shares outstanding:
Basic	26,318	26,286	26,314	26,284
Diluted	26,353	26,310	26,345	26,311
Dividends declared per common share	$0.105	$0.105	$0.315	$0.315

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Income	$26,540	$23,047	$109,731	$71,488
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(480), $131, $(296) and $221, respectively	(1,424)	385	(875)	647
Foreign currency translation adjustments	(276)	217	(2,479)	(758)
Total other comprehensive income (loss)	(1,700)	602	(3,354)	(111)
Total comprehensive income	$24,840	$23,649	$106,377	$71,377

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$109,731	$71,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,795	57,061
Noncash lease expense	22,686	22,941
Impairment expense	3,720	—
Gain on marketable equity securities	(936)	(693)
Loss (gain) on disposal of property and equipment	678	(1,511)
Amortization of debt issuance costs	723	568
Stock-based compensation	779	261
Provision for credit losses	1,425	4,334
Deferred income taxes	24,220	—
Change in assets and liabilities:
Trade and other accounts receivable	(18,164)	40,853
Contract assets, prepaid expenses and other assets	(172,890)	(2,121)
Principal reduction in operating lease liabilities	(23,521)	(22,910)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	21,253	1,772
Due to/from affiliates, net	(2,795)	(6,737)
Other long-term liabilities	(2,071)	(4,098)
Net cash provided by operating activities	52,633	161,208
Cash flows from investing activities:
Capital expenditures	(210,813)	(192,098)
Proceeds from the sale of property and equipment	1,795	3,290
Proceeds from the sale of marketable securities	19	202
Acquisition of business	(10,000)	—
Net cash used in investing activities	(218,999)	(188,606)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	365,470	113,860
Repayments of debt - revolving debt	(273,405)	(87,790)
Proceeds from borrowing - term debt	162,653	38,999
Repayments of debt - term debt	(79,917)	(55,981)
Dividends paid	(8,289)	(8,280)
Capitalized financing costs	—	(947)
Purchases of treasury stock	(83)	(134)
Net cash provided by (used in) financing activities	166,429	(273)
Effect of exchange rate changes on cash and cash equivalents	(740)	(2,699)
Net decrease in cash	(677)	(30,370)
Cash and cash equivalents – beginning of period	12,511	47,181
Cash and cash equivalents – end of period	$11,834	$16,811
Supplemental cash flow information:
Cash paid for interest	$20,390	$17,062
Cash paid for income taxes	$14,796	$20,479

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2022	$30,997	$4,852	$(96,706)	$513,589	$(5,802)	$446,930
Net income	—	—	—	24,876	—	24,876
Comprehensive income (loss)	—	—	—	—	(909)	(909)
Dividends ($0.105 per share)	—	—	—	(2,759)	—	(2,759)
Stock based compensation	6	155	—	—	—	161
Balances – April 1, 2023	31,003	5,007	(96,706)	535,706	(6,711)	468,299
Net income	—	—	—	23,566	—	23,566
Comprehensive income (loss)	—	—	—	—	196	196
Dividends ($0.105 per share)	—	—	—	(2,761)	—	(2,761)
Stock based compensation	3	87	—	—	—	90
Balances - July 1, 2023	31,006	5,094	(96,706)	556,511	(6,515)	489,390
Net income	—	—	—	23,047	—	23,047
Comprehensive income (loss)	—	—	—	—	602	602
Purchases of treasury stock	—	—	(134)	—	—	(134)
Dividends ($0.105 per share)	—	—	—	(2,760)	—	(2,760)
Stock based compensation	1	9	—	—	—	10
Balances – September 30, 2023	$31,007	$5,103	$(96,840)	$576,798	$(5,913)	$510,155

Balances – December 31, 2023	$31,008	$5,103	$(96,840)	$595,450	$(2,523)	$532,198
Net income	—	—	—	52,457	—	52,457
Comprehensive income (loss)	—	—	—	—	1,353	1,353
Dividends ($0.105 per share)	—	—	—	(2,762)	—	(2,762)
Stock based compensation	33	667	—	—	—	700
Retirement of treasury stock	(4,723)	(831)	96,840	(91,286)	—	—
Balances – March 30, 2024	26,318	4,939	—	553,859	(1,170)	583,946
Net income	—	—	—	30,734	—	30,734
Comprehensive income (loss)	—	—	—	—	(3,007)	(3,007)
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	1	68	—	—	—	69
Purchases of treasury stock	—	—	(83)	—	—	(83)
Balances - June 29, 2024	26,319	5,007	(83)	581,829	(4,177)	608,895
Net income	—	—	—	26,540	—	26,540
Comprehensive income (loss)	—	—	—	—	(1,700)	(1,700)
Dividends ($0.105 per share)	—	—	—	(2,763)	—	(2,763)
Stock based compensation	1	9	—	—	—	10
Balances – September 28, 2024	$26,320	$5,016	$(83)	$605,606	$(5,877)	$630,982

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

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended September 28, 2024. These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

In August 2024, the Company closed its company-managed brokerage operations in Nashville, TN. In connection with the closure, the Company recorded pre-tax losses of approximately $8.6 million ($6.4 million net of tax, or $0.24 per basic and diluted share) during the quarter ended September 28, 2024, including $2.8 million of non-cash impairment charges.

During the third quarter of 2024, the Company identified certain triggering events related to a component of its former company-managed brokerage reporting segment. In accordance with FASB Accounting Standards Codification (“ASC”) 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company evaluated certain indefinite and long lived tangible and intangible assets for impairment, and recorded an additional goodwill impairment charge of $0.9 million during the quarter ended September 28, 2024. Total goodwill impairment charges recorded during the third quarter of 2024 were $3.5 million ($2.6 million net of tax, or $0.10 per basic and diluted share).

In June 2024, the Company revised the estimated useful life and salvage values of certain equipment. The change resulted in additional depreciation expense of $11.3 million recorded during the quarter ended June 29, 2024 ($8.5 million net of tax, or $0.32 per basic and diluted share).

In January 2024, the Company’s value-added business began performing specialty project development services for certain customers. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. As of September 28, 2024 and December 31, 2023, contract assets associated with certain contracts with customers recognized over time are included as contract assets in the Company’s consolidated balance sheets. Contract assets associated with other contracts with customers were reclassified from prepaid expenses and other on the consolidated balance sheets to contract assets.

During the first quarter of 2024, the Company identified certain triggering events related to a component of the intermodal reporting segment. In accordance with ASC 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company evaluated certain indefinite and long lived tangible and intangible assets for impairment. The results of those procedures concluded that no impairments were present. After performing the evaluation, it was determined that a change in the estimated useful lives of certain definite lived intangible assets was appropriate and was adjusted during the period. The change resulted in additional amortization expense of $2.2 million ($1.7 million net of tax, or $0.06 per basic and diluted share) recorded during each of the quarters ended March 30, 2024, June 29, 2024 and September 28, 2024.

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

To complement our available capacity, we also provide customers with freight brokerage services by utilizing third-party transportation providers to move freight.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	September 28, 2024	December 31, 2023
Contract assets	$26,079	$729
Contract assets, net of current portion	154,592	—
Total	$180,671	$729

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

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	September 28, 2024	December 31, 2023
Fair value	$11,689	$10,772
Cost basis	7,264	7,316
Unrealized gain	$4,425	$3,456

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	September 28, 2024	December 31, 2023
Gross unrealized gains	$5,008	$4,124
Gross unrealized losses	(583)	(668)
Net unrealized gains	$4,425	$3,456

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)
Marketable Securities – continued

The following table shows the Company's net realized gains (losses) on marketable equity securities (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Realized gain
Sale proceeds	$19	$110	$19	$202
Cost basis of securities sold	17	26	17	27
Realized gain	$2	$84	$2	$175

Realized gain, net of taxes	$1	$63	$1	$131

During the thirteen-week and thirty-nine week periods ended September 28, 2024, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $139,000 and $934,000, respectively, which was reported in other non-operating income for the period.

During the thirteen-week and thirty-nine week periods ended September 30, 2023, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $410,000 and $518,000, respectively, which was reported in other non-operating income for the period.

(5)
Acquisitions

On September 13, 2024, the Company acquired certain assets of East Texas Heavy Haul, Inc. (“ETHH”), through a limited asset purchase agreement. We expect the acquisition of ETHH to strategically enhance our specialized heavy-haul wind transportation business and provide for a direct relationship with ETHH’s customer base. The total cash purchase price was $10.0 million. The Company used available cash and borrowings on its revolving credit facility to finance the acquisition. Approximately $0.1 million of transaction related costs were incurred in the acquisition.

The Company accounted for the acquisition in accordance with ASC 805 “Business Combinations.” We recorded the assets acquired at their estimated fair value as of September 13, 2024. The pro forma effect of this acquisition has been omitted, as the effect is immaterial to the Company’s consolidated results of operations, financial position and cash flows. These values are based, in part, upon preliminary appraisals for certain assets and are subject to change when additional information concerning final asset values is obtained. The final purchase price allocations may result in adjustments to certain assets, including the residual amount allocated to goodwill, which would be deductible for income tax purposes. The preliminary allocation of the purchase price is as follows (in thousands):

Property and equipment	$2,000
Intangible assets	8,000
$10,000

The intangible assets acquired represent non-competition agreements that are being amortized over a period of seven years. The Company used the discounted cash flow method to estimate the fair value of these acquired intangible assets.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)
Goodwill

The changes in the carrying amount of goodwill during the thirty-nine weeks ended September 28, 2024 are as follows (in thousands):

Balance as of January 1, 2024	$170,730
Goodwill impairment	(3,466)
Balance as of September 28, 2024	$167,264

As described in Note 1, “Basis of Presentation”, we recorded aggregate impairment charges of $3.5 million during the thirteen weeks ended September 28, 2024 related to reporting units within our former company-managed brokerage segment.

At both September 28, 2024 and December 31, 2023, $56.3 million of goodwill was recorded in our contract logistics segment, $101.1 million in our intermodal segment and $9.8 million in our trucking segment, respectively. At September 28, 2024 and December 31, 2023, $0 and $3.5 million of goodwill was recorded in our former company-managed brokerage segment, respectively.

(7)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 28, 2024	December 31, 2023
Accrued payroll	$21,669	$18,047
Accrued payroll taxes	3,767	3,149
Driver escrow liabilities	2,812	3,275
Legal settlements and claims	2,900	4,050
Commissions, other taxes and other	18,848	14,541
Total	$49,996	$43,062

(8)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at September 28, 2024	September 28, 2024	December 31, 2023
Outstanding Debt:
Revolving Credit Facility (1) (2)	6.44%	$109,000	$21,934
UACL Credit Agreement (2)
Term Loan	6.69%	54,000	69,000
Revolver	6.69%	5,000	—
Equipment Financing (3)	2.25% to 7.31%	266,478	156,341
Real Estate Facility (4)	6.96%	126,768	139,170
Margin Facility (5)	5.94%	—	—
Unamortized debt issuance costs		(3,797)	(4,521)
		557,449	381,924
Less current portion of long-term debt		85,749	70,689
Total long-term debt, net of current portion		$471,700	$311,235

(1) Our Revolving Credit Facility provides us with a revolving credit commitment of up to $400 million. We may borrow under the Revolving Credit Facility until maturity on September 30, 2027, and this indebtedness bears interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the Company’s leverage ratio. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At September 28, 2024, we were in compliance with all covenants under the facility, and $291.0 million was available for borrowing on the revolver.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Debt – continued

(2) Our UACL Credit Agreement provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver. The term loan matures on September 30, 2027 and is repaid in consecutive quarterly installments. The remaining term loan balance is due at maturity. We may borrow under the revolving credit facility until maturity on September 30, 2027. Borrowings bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the borrowers’ leverage ratio. The UACL Credit Agreement is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The UACL Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At September 28, 2024, we were in compliance with all covenants under the facility, and $5.0 million was available for borrowing on the revolver.

(3) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.31%.

(4) Our Real Estate Facility consists of a $165.4 million term loan, and the facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At September 28, 2024, we were in compliance with all covenants under the facility.

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At September 28, 2024, the maximum available borrowings under the line of credit were $5.9 million.

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $75.8 million. At September 28, 2024, the fair value of the swap agreement was an asset of $0.6 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 9 for additional information pertaining to interest rate swaps.

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

Notes to Unaudited Consolidated Financial Statements - Continued

(9)
Fair Value Measurements and Disclosures – continued

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 28, 2024
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$8	$—	$—	$8
Marketable securities	11,689	—	—	11,689
Interest rate swap	—	636	—	636
Total	$11,697	$636	$—	$12,333

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$168	$—	$—	$168
Marketable securities	10,772	—	—	10,772
Interest rate swap	—	1,807	—	1,807
Total	$10,940	$1,807	$—	$12,747

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

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at September 28, 2024 is summarized as follows (in thousands):

	Carrying Value	Estimated Fair Value

Equipment promissory notes	$266,478	$265,629

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)
Leases

As of September 28, 2024, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable.

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of September 28, 2024, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the thirteen weeks and thirty-nine weeks ended September 28, 2024 and September 30, 2023 (in thousands):

	Thirteen Weeks Ended September 28, 2024
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,474	$6,428	$8,902
Short-term lease cost	212	2,727	2,939
Variable lease cost	237	1,104	1,341
Sublease income	—	—	—
Total lease cost	$2,923	$10,259	$13,182

	Thirteen Weeks Ended September 30, 2023
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,387	$6,742	$9,129
Short-term lease cost	24	4,039	4,063
Variable lease cost	236	693	929
Sublease income	—	—	—
Total lease cost	$2,647	$11,474	$14,121

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)
Leases – continued

	Thirty-nine Weeks Ended September 29, 2024
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$7,578	$19,163	$26,741
Short-term lease cost	301	8,090	8,391
Variable lease cost	718	3,380	4,098
Sublease income	—	—	—
Total lease cost	$8,597	$30,633	$39,230

	Thirty-nine Weeks Ended September 30, 2023
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$7,166	$20,197	$27,363
Short-term lease cost	50	12,989	13,039
Variable lease cost	658	2,126	2,784
Sublease income	—	—	—
Total lease cost	$7,874	$35,312	$43,186

The following table summarizes other lease related information as of and for the thirty-nine week periods ended September 28, 2024 and September 30, 2023 (in thousands):

	September 28, 2024
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$7,589	$19,777	$27,366
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,916	$2,519	$6,435
Weighted-average remaining lease term (in years)	3.7	3.0	3.3
Weighted-average discount rate	7.8%	6.0%	6.5%

	September 30, 2023
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$7,051	$20,163	$27,214
Right-of-use assets obtained in exchange for new operating lease liabilities	$321	$14,138	$14,459
Right-of-use assets change due to lease termination	$(64)	$(145)	$(209)
Weighted-average remaining lease term (in years)	4.4	3.4	3.7
Weighted-average discount rate	7.3%	5.3%	6.0%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)
Leases – continued

Future minimum lease payments under these operating leases as of September 28, 2024, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2024 (remaining)	$2,396	$6,414	$8,810
2025	7,911	21,848	29,759
2026	5,317	17,895	23,212
2027	4,206	8,670	12,876
2028	4,013	1,333	5,346
Thereafter	3,101	—	3,101
Total required lease payments	$26,944	$56,160	$83,104
Less amounts representing interest			(8,284)
Present value of lease liabilities			$74,820

(11)
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

We also purchase other services from our affiliates. The following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Insurance	$22,758	$19,611	$64,747	$58,739
Real estate rent and related costs	4,987	3,250	14,866	9,789
Administrative support services	1,878	2,994	6,745	5,222
Truck fuel, maintenance and other operating costs	3,242	2,434	11,469	6,228
Contracted transportation services	72	93	147	264
Total	$32,937	$28,382	$97,974	$80,242

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

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling shareholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At September 28, 2024 and December 31, 2023, there were $17.7 million and $14.3 million, respectively, included in each of these accounts for insured claims.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)
Transactions with Affiliates – continued

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At September 28, 2024 and December 31, 2023, amounts due to affiliates were $18.5 million and $20.7 million, respectively.

During the thirty-nine weeks ended September 28, 2024, we purchased trailers from an affiliate totaling $3.1 million. During the thirty-nine weeks ended September 30, 2023, we purchased used tractors from an affiliate totaling $6.3 million. During the thirty-nine weeks ended September 30, 2023, we contracted with an affiliate to provide real property improvements for us totaling $1.9 million. There were no such purchases made during the thirty-nine weeks ended September 28, 2024.

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

Services provided by Universal to Affiliates

We periodically assist companies that are owned by our controlling shareholder by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to affiliates for the thirteen weeks and thirty-nine weeks ended September 28, 2024 and September 30, 2023 (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Contracted transportation services	$534	$1,878	$932	$3,746
Facilities and related support	645	800	1,735	920
Total	$1,179	$2,678	$2,667	$4,666

At September 28, 2024 and December 31, 2023, amounts due from affiliates were $1.3 million and $0.7 million, respectively.

(12)
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
Stock Based Compensation – continued

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

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the Company’s non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	100,458	$21.76
Granted	22,650	$31.96
Vested	(35,531)	$21.94
Forfeited	—	$—
Balance at September 28, 2024	87,577	$24.56

In the thirty-nine week periods ended September 28, 2024 and September 30, 2023, the total grant date fair value of vested shares recognized as compensation costs was $0.8 million and $0.3 million, respectively. Included in compensation cost during both the thirty-nine week periods ended September 28, 2024 and September 30, 2023 was approximately $0.1 million recognized as a result shares of stock granted to non-employee directors. As of September 28, 2024, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, we expect to recognize stock-based compensation expense of $0.4 million in 2025, $0.8 million in 2026, $0.6 million in 2027, and $0.4 million in 2028.

(13)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks and thirty-nine weeks ended September 28, 2024, there were 35,546 and 31,106 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and thirty-nine weeks ended September 30, 2023, we included 24,021 and 26,553 weighted average non-vested shares of restricted stock, respectively, in the denominator for the calculation of diluted earnings per share.

No shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share due to anti-dilution during the thirteen weeks or thirty-nine weeks ended September 28, 2024 or September 30, 2023.

(14)
Dividends

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(15)
Segment Reporting

During the third quarter of 2024, we changed the way we aggregate our business units and adopted a new segment reporting structure. In connection with this change, the historical results of the terminated company-managed brokerage business is included in other non-reportable segments. As a result, we now report our financial results in three distinct reportable segments: contract logistics, intermodal and trucking, which are based primarily on the services each segment provides. This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria.

Operations aggregated in our contract logistics segment deliver value-added or dedicated transportation services to support in-bound logistics to industrial customers and major retailers on a contractual basis, generally pursuant to terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers (broker carriers). Operations aggregated in our trucking segment are associated with individual freight shipments coordinated primarily by our agents using a mix of owner-operators, company equipment and broker carriers. Other non-reportable segments are comprised of legacy company-managed brokerage operations and the Company’s subsidiaries that provide support services to other subsidiaries.

Separate balance sheets are not prepared by segment, and we do not provide asset information by segment to the chief operating decision maker.

The following tables summarize information about our reportable segments for the thirteen week and thirty-nine week periods ended September 28, 2024 and September 30, 2023 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Contract logistics	$245,194	$208,129	$822,301	$628,228
Intermodal	77,632	87,974	235,649	295,736
Trucking	87,047	97,085	248,142	258,043
Other	16,960	28,063	74,812	89,212
Total operating revenues	$426,833	$421,251	$1,380,904	$1,271,219

	Eliminated Inter-segment Revenues
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Contract logistics	$42	$32	$113	$82
Intermodal	791	769	1,943	3,609
Trucking	12	4	12	72
Total eliminated inter-segment revenues	$845	$805	$2,068	$3,763

	Income from Operations
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Contract logistics	$45,623	$35,103	$179,990	$95,673
Intermodal	(1,127)	(4,470)	(18,058)	2,568
Trucking	7,122	6,558	15,175	14,770
Other	(8,984)	(430)	(12,279)	(1,659)
Total income from operations	$42,634	$36,761	$164,828	$111,352

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

At September 28, 2024, approximately 34% of our employees were subject to collective bargaining agreements that are renegotiated periodically, 29% of which are subject to contracts that expire in 2024.

(17)
Subsequent Events

On October 24, 2024, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on January 2, 2025 to shareholders of record at the close of business on December 2, 2024. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

On September 30, 2024, the Company acquired all of the outstanding shares of Parsec, LLC, OB Leasing, LLC, and Parsec Intermodal of Canada Ltd. (collectively, “Parsec”). Parsec is a provider of terminal management services to Class I, regional, and short-line railroads across North America. The cash purchase price was $193.6 million, subject to customary post-closing adjustments. Parsec is expected to operate within the Company's contract logistics segment. The Company borrowed funds from its existing Revolving Credit Facility to finance the acquisition and is in the process of preparing the preliminary purchase accounting for this transaction.

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

Overview

Universal Logistics Holdings, Inc. is a holding company that owns subsidiaries engaged in providing a variety of customized transportation and logistics solutions throughout the United States, and in Mexico, Canada and Colombia. Our operating subsidiaries provide customers with a broad array of services across their entire supply chain, including value-added, dedicated, intermodal and trucking services.

Our operating subsidiaries provide a comprehensive suite of transportation and logistics solutions that allow our customers and clients to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors through both our company-managed operations and through a network of agents who solicit freight business directly from shippers. We believe our flexible business model is highly scalable and will continue to support our growth with comparatively modest capital expenditure requirements. Our business model, combined with a disciplined approach to contract structuring and pricing, creates a highly flexible cost structure that allows us to expand and contract quickly in response to changes in demand from our customers.

We generate substantially all of our revenues through fees charged to customers for the transportation of freight and for the customized logistics services we provide. We also derive revenue from fuel surcharges, where separately identifiable, loading and unloading activities, equipment detention, container management and storage and other related services. Operations aggregated in our contract logistics segment deliver value-added and/or dedicated transportation services to support in-bound logistics to industrial customers and major retailers on a contractual basis, generally pursuant to terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves predominately coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers (broker carriers). Operations aggregated in our trucking segment are associated with individual freight shipments coordinated by our agents and company-managed terminals using a mix of owner-operators, company equipment and broker carriers.

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

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services are associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services are specific to customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and thirty-nine weeks ended September 28, 2024 and September 30, 2023, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating revenues:
Truckload services	14.9%	16.5%	12.5%	13.2%
Brokerage services	9.9	13.5	11.3	14.6
Intermodal services	17.7	20.6	16.7	22.8
Dedicated services	20.5	20.6	19.3	20.3
Value-added services	37.0	28.8	40.2	29.1
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

Thirteen Weeks Ended September 28, 2024 Compared to Thirteen Weeks Ended September 30, 2023

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended September 28, 2024 and September 30, 2023:

	Thirteen Weeks Ended
	September 28, 2024		September 30, 2023		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$426,833	100.0%	$421,251	100.0%	1.3%
Operating expenses:
Purchased transportation and equipment rent	120,700	28.3	147,470	35.0	(18.2)
Direct personnel and related benefits	132,081	30.9	134,866	32.0	(2.1)
Operating supplies and expenses	60,532	14.2	43,060	10.2	40.6
Commission expense	6,985	1.6	8,334	2.0	(16.2)
Occupancy expense	11,179	2.6	10,913	2.6	2.4
General and administrative	13,037	3.1	13,633	3.2	(4.4)
Insurance and claims	5,681	1.3	6,828	1.6	(16.8)
Depreciation and amortization	30,284	7.1	19,386	4.6	56.2
Impairment expense	3,720	0.9	—	—	n/m
Total operating expenses	384,199	90.0	384,490	91.3	(0.1)
Income from operations	42,634	10.0	36,761	8.7	16.0
Interest income (expense), net	(7,416)	(1.7)	(6,495)	(1.5)	14.2
Other non-operating income	4	0.0	588	0.1	(99.3)
Income before income taxes	35,222	8.3	30,854	7.3	14.2
Income tax expense	8,682	2.1	7,807	1.8	11.2
Net income	$26,540	6.2%	$23,047	5.5%	15.2%

Operating revenues. The overall increase in operating revenues was primarily due to an increase in our contract logistics segment revenues. This increase was partially offset by decreases in our transactional transportation-related services. The primary driver in our contract logistics segment was the recently awarded specialty development project. Operating revenues included separately-identified fuel surcharges of $21.9 million in the third quarter 2024, compared to $28.2 million in the third quarter 2023. Also included in operating revenues were other accessorial charges such as detention, demurrage and storage, which totaled $8.9 million during the third quarter 2024 compared to $9.9 million one year earlier.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. These fluctuations are generally correlated with changes in demand for transactional transportation-related services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. In the third quarter 2024, transactional transportation-related service revenues decreased 14.8% compared to the prior year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The decrease in the third quarter 2024 was due to a decrease in headcount in our intermodal business. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

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

General and administrative. The decrease in general and administrative expense was primarily due to a decrease in salaries, wages, and benefits as well as professional fees.

Insurance and claims. The decrease in insurance and claims expense was primarily due to a decrease in cargo claims expense.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from a $9.3 million increase in depreciation expense and a $1.6 million increase in amortization expense.

Impairment expense. The increase in impairment expense primarily relates to the goodwill impairment charges resulting from the closure of our company-managed brokerage operations.

Interest expense, net. The increase in net interest expense reflects an increase in our outstanding borrowings. As of September 28, 2024, our outstanding borrowings were $561.2 million compared to $392.0 million at September 30, 2023.

Other non-operating income. Other non-operating income decreased by $0.6 million in third quarter 2024.

Income tax expense. Our effective income tax rate was 24.6% in the third quarter 2024 compared to 25.3% in the third quarter 2023. The increase in income taxes is primarily the result of an increase in taxable income.

Thirty-nine Weeks Ended September 28, 2024 Compared to Thirty-nine Weeks Ended September 30, 2023

The following table sets forth items derived from our consolidated statements of income for the thirty-nine weeks ended September 28, 2024 and September 30, 2023:

	Thirty-nine Weeks Ended
	September 28, 2024		September 30, 2023		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$1,380,904	100.0%	$1,271,219	100.0%	8.6%
Operating expenses:
Purchased transportation and equipment rent	382,628	27.7	443,434	34.9	(13.7)
Direct personnel and related benefits	408,381	29.6	412,004	32.4	(0.9)
Operating supplies and expenses	216,914	15.7	130,351	10.3	66.4
Commission expense	22,485	1.6	24,149	1.9	(6.9)
Occupancy expense	32,189	2.3	33,106	2.6	(2.8)
General and administrative	41,242	3.0	38,967	3.1	5.8
Insurance and claims	20,722	1.5	20,795	1.6	(0.4)
Depreciation and amortization	87,795	6.4	57,061	4.5	53.9
Impairment expense	3,720	0.3	—	—	n/m
Total operating expenses	1,216,076	88.1	1,159,867	91.2	4.8
Income from operations	164,828	11.9	111,352	8.8	48.0
Interest income (expense), net	(20,378)	(1.5)	(16,590)	(1.3)	22.8
Other non-operating income	2,007	0.1	885	(0.0)	126.8
Income before income taxes	146,457	10.5	95,647	7.5	53.1
Income tax expense	36,726	2.6	24,159	1.9	52.0
Net income	$109,731	7.9%	$71,488	5.6%	53.5%

Operating revenues. The overall increase in operating revenues was primarily due to an increase in our contract logistics segment revenues. This increase was partially offset by decreases in our transactional transportation-related services. The primary driver in our contract logistics segment was the recently awarded specialty development project. Operating revenues included separately-identified fuel surcharges of $71.1 million in the thirty-nine weeks ended September 28, 2024, compared to $90.7 million in the thirty-nine weeks ended September 30, 2023. Also included in operating revenues were other accessorial charges such as detention, demurrage and storage, which totaled $23.3 million during the thirty-nine weeks ended September 28, 2024, compared to $47.5 million one year earlier.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. These fluctuations are generally correlated with changes in demand for transactional transportation-related services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. In the thirty-nine weeks ended September 28, 2024, transactional transportation-related service revenues decreased 13.1% compared to the prior year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The decrease in the thirty-nine weeks ended September 28, 2024, was due to a decrease in headcount in our intermodal and value-added businesses. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

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

Insurance and claims. The decrease in insurance and claims expense was primarily due to an increase in auto liability claims expense.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from a $26.0 million increase in depreciation expense and a $4.8 million increase in amortization expense. During the first half 2024, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $11.3 million during the period.

Impairment expense. The increase in impairment expense primarily relates to the goodwill impairment charges resulting from the closure of our company-managed brokerage operations.

Interest expense, net. The increase in net interest expense reflects an increase in our outstanding borrowings. As of September 28, 2024, our outstanding borrowings were $561.2 million compared to $392.0 million at September 30, 2023.

Other non-operating income. Other non-operating income increased by $1.1 million in the thirty-nine weeks ended September 28, 2024 and includes a $0.9 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income.

Income tax expense. Our effective income tax rate was 25.1% in thirty-nine weeks ended September 28, 2024, compared to 25.3% in the thirty-nine weeks ended September 30, 2023. The increase in income taxes is primarily the result of an increase in taxable income.

Segment Financial Results

We report our financial results in three distinct reportable segments: contract logistics, intermodal and trucking, which are based primarily on the services each segment provides. This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria.

The following tables summarize information about our reportable segments for the thirteen week and thirty-nine week periods ended September 28, 2024 and September 30, 2023 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Contract logistics	$245,194	$208,129	$822,301	$628,228
Intermodal	77,632	87,974	235,649	295,736
Trucking	87,047	97,085	248,142	258,043
Other	16,960	28,063	74,812	89,212
Total operating revenues	$426,833	$421,251	$1,380,904	$1,271,219

	Income from Operations
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Contract logistics	$45,623	$35,103	$179,990	$95,673
Intermodal	(1,127)	(4,470)	(18,058)	2,568
Trucking	7,122	6,558	15,175	14,770
Other	(8,984)	(430)	(12,279)	(1,659)
Total income from operations	$42,634	$36,761	$164,828	$111,352

Thirteen Weeks Ended September 28, 2024 Compared to Thirteen Weeks Ended September 30, 2023

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues increased 17.8%. The increase in operating revenues was primarily due to our recently awarded specialty development project. At the end of the third quarter 2024, we managed 70 value-added programs compared to 73 in the third quarter 2023. Included in contract logistics segment revenues for the thirteen weeks ended September 28, 2024, were $7.0 million in separately identified fuel surcharges from dedicated transportation services, compared to $9.1 million in the same period last year. Income from operations increased $10.5 million and operating margin, as a percentage of revenue was 18.6% for the third quarter 2024, compared to 16.9% in the third quarter 2023.

Operating revenues in the intermodal segment decreased 11.8% primarily due to a decrease in the number of loads hauled. Included in intermodal segment revenues for the third quarter 2024 were $10.0 million in separately identified fuel surcharges, compared to $12.7 million in the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $8.9 million during the third quarter 2024 compared to $9.9 million in the third quarter 2023. Load volumes declined 13.2%, while the average operating revenue per load, excluding fuel surcharges, increased 1.8% on a year-over-year basis. As a percentage of revenue, operating margin in the intermodal segment for the third quarter 2024 was (1.5)%, compared to (5.1)% one year earlier.

In the trucking segment, operating revenues decreased 10.3% primarily due to a decrease in the number of loads hauled. Third quarter 2024 trucking segment revenues included $24.3 million of brokerage services compared to $28.8 million during the same period last year. Also included in our trucking segment revenues were $4.8 million in separately identified fuel surcharges during the third quarter 2024 compared to $6.3 million in fuel surcharges in the third quarter 2023. On a year-over-year basis, load volumes declined 16.1%; however, the average operating revenue per load, excluding fuel surcharges, increased 9.3%, supported by our specialty, heavy-haul wind business. As a percentage of revenue, operating margin in the trucking segment for the thirteen weeks ended September 28, 2024, was 8.2% compared to 6.8% for the thirteen weeks ended September 30, 2023.

Thirty-nine Weeks Ended September 28, 2024 Compared to Thirty-nine Weeks Ended September 30, 2023

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues increased 30.9%. The increase in operating revenues was primarily due to our recently awarded specialty development project. At the end of the third quarter 2024, we managed 70 value-added programs compared to 73 in the prior year. Included in contract logistics segment revenues for the thirty-nine weeks ended September 28, 2024, were $23.7 million in separately identified fuel surcharges from dedicated transportation services, compared to $27.4 million in the same period last year. Income from operations increased $84.3 million and operating margin, as a percentage of revenue was 21.9% for the thirty-nine weeks ended September 28, 2024, compared to 15.2% in the thirty-nine weeks ended September 30, 2023.

Operating revenues in the intermodal segment decreased 20.3% primarily due to a decrease in the average operating revenue per load and the number of loads hauled. Included in intermodal segment revenues for the thirty-nine weeks ended September 28, 2024 were $31.5 million in separately identified fuel surcharges, compared to $43.4 million in the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $23.3 million during the thirty-nine weeks ended September 28, 2024 compared to $47.5 million in the thirty-nine weeks ended September 30, 2023. Load volumes declined 10.6%, while the average operating revenue per load, excluding fuel surcharges, fell 1.4% on a year-over-year basis. As a percentage of revenue, operating margin in the intermodal segment for the thirty-nine weeks ended September 28, 2024 was (7.7)%, compared to 0.9% one year earlier.

In the trucking segment, operating revenues decreased 3.8% primarily due to a decrease in the number of loads hauled. Trucking segment revenues included $78.4 million of brokerage services compared to $94.2 million during the same period last year. Also included in our trucking segment revenues were $15.9 million in separately identified fuel surcharges during the thirty-nine weeks ended September 28, 2024 compared to $19.9 million in fuel surcharges in the thirty-nine weeks ended September 30, 2023. On a year-over-year basis, load volumes declined 11.4%; however, the average operating revenue per load, excluding fuel surcharges, increased 10.1%, supported by our specialty, heavy-haul wind business. As a percentage of revenue, operating margin in the trucking segment for the thirty-nine weeks ended September 28, 2024, was 6.1% compared to 5.7% for the thirty-nine weeks ended September 30, 2023.

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

During the thirty-nine weeks ended September 28, 2024, our capital expenditures totaled $210.8 million. These expenditures primarily consisted of transportation equipment, investments in support of our value-added service operations and the expansion of our terminal network. Our flexible business model depends somewhat on the customized solutions we implement for specific customers. As a result, our capital expenditures will depend on specific new contracts and the overall age and condition of our owned transportation equipment. Through the remainder of 2024, we expect our capital expenditures to be in the range of $105 million to $120 million. We expect to make these capital expenditures for the acquisition of transportation equipment, to support new and existing value-added service operations, to expand our owned terminal network, and for improvements to our existing terminal yard and container facilities.

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock. After considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of Directors did not declare a special dividend in the first quarter of 2024. On October 24, 2024, our Board of Directors did declare the regular quarterly cash dividend of $0.105 per share of common stock payable January 2, 2025 to shareholders of record at the close of business on December 2, 2024. During the year ended December 31, 2023, we paid a total of $0.42 per common share, or $11.0 million. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

On September 30, 2024, we acquired all of the outstanding shares of Parsec, LLC, OB Leasing, LLC, and Parsec Intermodal of Canada Ltd. (collectively, “Parsec”). The cash purchase price was $193.6 million, subject to customary post-closing adjustments. We borrowed funds from our existing Revolving Credit Facility to finance the acquisition. After giving effect to the borrowings under the credit facility, the Company’s subsidiaries were in compliance with all of the facility’s covenants and approximately $81.7 million was available for borrowing on the revolver.

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

Revolving Credit, Promissory Notes and Term Loan Agreements

Our Revolving Credit Facility provides for a $400 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The Revolving Credit Facility, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our Revolving Credit Facility includes an accordion feature which allows us to increase availability by up to $200 million upon our request. At September 28, 2024, we were in compliance with all its covenants, and $291.0 million was available for borrowing.

Our UACL Credit Agreement provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver at a variable rate of interest based on index-adjusted SOFR or a base rate and matures on September 30, 2027. The UACL Credit Agreement, which is secured by cash, deposits, accounts receivable, and selected other assets of the applicable borrowers, includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. Our UACL Credit Agreement includes an accordion feature which allows us to increase availability by up to $30 million upon our request. At September 28, 2024, we were in compliance with all its covenants, and $5.0 million was available for borrowing.

A wholly owned subsidiary issued a series of promissory notes in order to finance transportation equipment. The notes are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.31%.

Certain wholly owned subsidiaries entered into a $165.4 million term loan facility to repay outstanding balances under a then-existing term loan and certain other real estate notes. The facility matures on April 29, 2032 and is secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The facility includes customary affirmative and negative covenants, and principal and interest is payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At September 28, 2024, we were in compliance with all covenants under the facility.

We also maintain a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the margin facility is based on a percentage of the market value of the underlying securities. We did not have any amounts advanced against the line as of September 28, 2024, and the maximum available borrowings were $5.9 million.

Discussion of Cash Flows

At September 28, 2024, we had cash and cash equivalents of $11.8 million compared to $12.5 million at December 31, 2023. Operating activities provided $52.6 million in net cash, financing activities provided an additional $166.4 million, and we used $219.0 million in investing activities.

The $52.6 million in net cash provided by operations was primarily attributed to $109.7 million of net income, which reflects non-cash depreciation and amortization, impairment expense, noncash lease expense, gains on marketable equity securities, losses on equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for credit losses totaling, and a change in deferred income taxes totaling $141.1 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $198.2 million. The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, increases in contract assets, trade and other receivables, and decreases in other long-term liabilities and income taxes payable. These were partially offset increases in trade accounts payable, accrued expenses and other current liabilities, and accruals for insurance and claims. Affiliate transactions decreased net cash provided by operating activities by $2.8 million. The decrease in net cash resulted from a decrease in accounts payable to affiliates of $2.2 million and an increase in accounts receivable from affiliates of $0.6 million.

The $219.0 million in net cash used in investing activities primarily consisted of $210.8 million in capital expenditures and $10.0 million for the acquisition of East Texas Heavy Haul. These expenditures were partially offset by $1.8 million in proceeds from the sale of equipment.

Financing activities provided $166.4 million in net cash during the period. We had outstanding borrowings totaling $561.2 million at September 28, 2024 compared to $386.4 million at December 31, 2023. During the period, we made payments on term loan and equipment and real estate notes totaling $79.9 million, borrowed $162.7 million for new equipment and had net borrowings on our revolving lines of credit totaling $92.1 million. During the period, we also paid cash dividends of $8.3 million and purchased $0.1 million of treasury stock.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Form 10-K for the year ended December 31, 2023. There have been no changes in our accounting policies during the thirteen weeks ended September 28, 2024.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended September 28, 2024. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2024, our disclosure controls and procedures were effective in causing the material information required to be disclosed in the reports that it files or submits under the Exchange Act (i) to be recorded, processed, summarized and reported, to the extent applicable, within the time periods required for us to meet the Securities and Exchange Commission’s (or SEC) filing deadlines for these reports specified in the SEC’s rules and forms and (ii) to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

As disclosed in Part II – Item 9A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management identified a material weakness in internal control over financial reporting to identify potential data-entry errors related to our contracted rates and quantities and their associated invoices and amounts recorded as unbilled revenue.

During 2024, management executed upon its previously disclosed remediation plan, which included: (i) modifying our applicable policies and procedures for timely review and approval of contracted rates that are entered into the system; (ii) adding monitoring controls that require a secondary and tertiary review of all contracted rates entered into the system to ensure they are reviewed timely and entered accurately; and (iii) establishing a reserve on receivables that are within customer pay terms based upon history of rate corrections.

Our management completed testing of the implemented controls during the quarter ended September 28, 2024 and found them to be operating effectively. As a result, management has concluded that the material weakness in internal control over financial reporting has been remediated as of September 28, 2024.

Changes in Internal Control over Financial Reporting

We took actions to remediate the material weakness relating to our internal controls over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 16 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 28, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

10.6	Equity Purchase Agreement dated September 30, 2024 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2024)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)

Date: November 7, 2024	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: November 7, 2024	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer