Form 10-K
period 2024-12-31
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2025-03-17
CIK 1308208

☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 29, 2024, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2024, as reported by The Nasdaq Stock Market, was approximately $274.0 million (assuming, but not admitting for any purpose, that all (a) directors and executive officers of the registrant are affiliates, and (b) the number of shares held by such directors and executive officers does not include shares that such persons could have acquired within 60 days of June 29, 2024).

The number of shares of common stock, no par value, outstanding as of March 7, 2025, was 26,317,326.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

UNIVERSAL LOGISTICS HOLDINGS, INC.

2024 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1: BUSINESS

Company Overview

Universal Logistics Holdings, Inc. is a holding company whose subsidiaries provide customized transportation and logistics solutions throughout the United States and in Mexico, Canada and Colombia. Our operating subsidiaries offer customers a broad range of services across their entire supply chain, including truckload, intermodal, and value-added services. We were incorporated in Michigan on December 11, 2001. We have been a publicly held company since February 11, 2005, the date of our initial public offering. Our principal executive offices are located at 12755 E. Nine Mile Road, Warren, Michigan 48089.

Our comprehensive suite of transportation and logistics solutions allow our customers to reduce costs and manage their global supply chains more efficiently. We market and deliver our services in several ways:

•
Through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors;
•
Through company-managed facilities; and
•
Through a network of agents who solicit freight business directly from shippers.

At December 31, 2024, we operated 52 company-managed terminal locations, serviced 90 value-added programs at locations throughout the United States and in Mexico, Canada and Colombia, and had an agent network totaling approximately 177 agents.

We categorize our operations in three distinct reportable segments: contract logistics, intermodal, and trucking, which are differentiated primarily by the services provided by each segment.

•
Contract Logistics - Value-added or dedicated transportation services to support in-bound logistics to industrial customers and major retailers on a contractual basis, generally pursuant to terms of one year or longer. These services are typically tailored to individual customer requirements and include material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management and rail lift services. This segment also includes our dedicated services, which are primarily short run or round-trip moves within a defined geographic area provided through a network of union and non-union employee drivers, owner-operators, and contract drivers. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical part of their supply chains.
•
Intermodal - Local and regional drayage moves coordinated by company-managed terminals using a mix of owner-operators, company equipment, and third-party capacity providers (i.e., broker carriers). These services include steamship-truck, rail-truck, and support services. Our intermodal support services are primarily short- to medium-distance delivery of both international and domestic containers between the railhead or port and the customer.
•
Trucking - Dry van, flatbed, heavy-haul and refrigerated operations. We transport a wide variety of general commodities, including automotive parts, machinery, building materials, paper, food, consumer goods, furniture, steel and other metals on behalf of customers in various industries. Operations included in our trucking segment are associated with individual freight shipments coordinated primarily by our agents and company-managed terminals using a mix of owner-operators, company equipment and broker carriers.

Other non-reportable segments are comprised of legacy company-managed brokerage operations and our subsidiaries that provide support services to other subsidiaries.

For additional information on segments, see Item 8, Note 18 to the Consolidated Financial Statements.

Business Developments

Acquisitions. On September 30, 2024, we completed the acquisition of Parsec, LLC, which provides terminal management services to the Class I, regional, and short-line railroads across North America. Parsec, with a workforce of approximately 2,100 employees, offers a comprehensive suite of terminal services at over 20 rail yards throughout the United States and in Canada. Parsec specializes in time-sensitive, container lift-on and lift-off services at some of the most complex rail yards across the country. Parsec also provides crane and intermodal equipment repair, drayage, and container and chassis stacking. The operating results of Parsec are reported as part of our Contract Logistics segment beginning in the third quarter of 2024.

For additional information on Parsec and other acquisitions, see Item 8, Note 5 to the Consolidated Financial Statements.

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

Target further penetration of key customers in the North American automotive industry. The automotive industry is one of the largest users of global outsourced logistics services, providing us growth opportunities with both existing and new customers. In 2024, this sector comprised approximately 47% of our total operating revenues. The vast majority of hourly employees in our automotive customers’ manufacturing operations are represented by unions and covered by collective bargaining agreements. These agreements provide guaranteed wage and benefit levels throughout the contract term. We expect our customers to experience significant increases in their labor costs through the life of the contracts. These cost increases may cause certain of our customers to evaluate the outsourcing of certain value-added operations where we possess demonstrated experience and expertise. We intend to capitalize on continued growth opportunities in those outsourced, higher-value logistics services, such as sub-assembly and sequencing, which link directly into production lines and require specialized capabilities, technological expertise, and strict quality controls.

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

A significant percentage of our revenues are derived from the domestic automotive industry. Our aggregate sales in the automotive industry totaled 47%, 43% and 36% of our revenues during the fiscal years ended December 31, 2024, 2023 and 2022, respectively. In 2024, 2023 and 2022, General Motors accounted for approximately 18%, 20% and 16% of our total operating revenues, respectively, and Ford accounted for approximately 17%, 6% and 6%, respectively. In 2024, 2023 and 2022, sales to our top 10 customers, including General Motors and Ford, totaled 56%, 48% and 42%, respectively. A significant percentage of our revenue also results from our providing capacity to other transportation companies that aggregate loads from a variety of shippers in these and other industries.

Human Capital Resources

Overview. As of December 31, 2024, we had 10,821 employees. During the year ended December 31, 2024, we also engaged, on average, the full-time equivalency of 88 individuals on a contract basis. As of December 31, 2024, approximately 46% of our employees were members of unions and subject to collective bargaining agreements. We believe our union and employee relationships are good.

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

A significant percentage of the interaction with our shippers is provided by our agents. Our agents solicited and controlled approximately 30% of the freight we hauled in 2024, with the balance of the freight being generated by company-managed terminals. Our top 100 agents in 2024 generated approximately 17% of our annual operating revenues. Our agents typically focus on three or four shippers within a particular market and solicit most of their freight business from this core group. By focusing on a relatively small number of shippers, each agent is acutely aware of the specific transportation needs of that core group of shippers, while remaining alert to growth opportunities.

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

Revenue Equipment

The following table represents our equipment used to provide transportation services as of December 31, 2024:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	2,603	1,598	4,201
Yard Tractors	737	—	737
Trailers	5,051	709	5,760
Chassis	3,354	—	3,354
Containers	107	—	107

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

The Trump administration has stated its intention to impose new or increased tariff rates on imported goods from a number of countries, including China, Canada, Mexico, and the E.U. Such trade policies and tariff implementations, and any related retaliatory trade policies and tariff implementations by foreign governments, may result in decreased shipping volumes and have an adverse impact on our revenues and results of operations.

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

A significant portion of our larger customers are concentrated in the North American automotive industry. During 2024, 47% of our revenues were derived from customers in the North American automotive industry. Our business and growth largely depend on continued demand for its services from customers in this industry. Any future downturns in North American automobile production, which also impacts our steel and other metals customers, could similarly affect our revenues in future periods.

Our business derives a large portion of revenue from a few major customers, and the loss of any one or more of them as customers, or a reduction in their operations, could have a material adverse effect on our business.

A large portion of our revenue is generated from a limited number of major customers concentrated in the automotive, railroad, retail and consumer goods, steel and other metals, energy and manufacturing industries. Our top 10 customers accounted for approximately 56% of our operating revenues during 2024. Our contracts with customers generally contain cancellation clauses, and there can be no assurance that these customers will continue to utilize our services or that they will continue at the same levels. Further, there can be no assurance that these customers will not be affected by a future downturn in demand, which would result in a reduction in their operations and corresponding need for our services. Moreover, our customers may individually lose market share, apart from general economic trends. If our major customers lose U.S. market share, they may have less need for services. A reduction in or termination of services by one or more of our major customers could have a material adverse effect on our business and results of operations.

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

Our largest customers employ a substantial number of workers who are members of industrial trade unions, and their employment is subject to the terms of collective bargaining agreements. Strikes, work stoppages, slowdown or similar such actions in the future could negatively impact our revenue and profitability. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants where we provide services could also have a material adverse effect on our business.

Significant increases in labor costs as a result of the renegotiation of our collective bargaining agreements could be harmful to our business and our profitability.

As of December 31, 2024, approximately 46% of our employees were members of unions and subject to collective bargaining agreements. Subject to a few exceptions, each of our unionized facilities has a separate agreement with the union that generally represents the workers at only that facility. Any work stoppages or slowdowns by our employees could affect our ability to meet our customers’ needs, and customers may do more business with our competitors if they believe that such actions may adversely affect our ability to provide our services. We may face the permanent loss of customers if we are unable to provide uninterrupted services. The terms of our future collective bargaining agreements may also affect our competitive position and results of operations.

The conflicts in Ukraine and the Middle East, expansion of such conflicts to other areas or similar conflicts, as well as the rising tensions between China and Taiwan, could adversely impact our business and financial results

We do not have any direct operations in Russia, Belarus, Ukraine, the Middle East, China, or Taiwan, but we may be affected by the broader consequences of the conflicts, or expansion of such conflicts to other areas or countries or similar conflicts elsewhere. The potential implications include increased tariffs, inflation, supply chain disruption, reduced access to parts for our revenue equipment, embargoes, geopolitical shifts, reduced access to diesel fuel, higher energy prices, and other effects on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflicts may heighten other risk factors. Ultimately, these factors could materially and adversely affect the results of our operations.

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

Natural disasters such as fires, earthquakes, tsunamis, hurricanes, tornadoes, floods or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations or the operations of our customers or could damage or destroy infrastructure necessary to transport products as part of the supply chain. Specifically, these events may damage or destroy or assets, disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, and affect regional economies. As a result, these events could make it difficult or impossible for us to provide logistics and transportation services; disrupt or prevent our ability to perform functions at the corporate level; and/or otherwise impede our ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event, which could adversely affect our business and results of operations or make our results more volatile.

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

If we make acquisitions in the future, we may not successfully integrate the acquired company, which could have a materially adverse effect on our business.

Historically, acquisitions have been a part of our growth. If we experience any internal integration issues with the acquired companies, they may negatively affect our results of operations. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our historical growth rate could be materially and adversely affected. If we succeed in consummating future acquisitions, our business, financial condition and results of operations, may be materially adversely affected because:

•
Some of the acquired businesses may not achieve anticipated revenue, earnings, or cash flows;
•
We may assume liabilities that were not disclosed to us or otherwise exceed our estimates;
•
We may be unable to integrate acquired businesses successfully, or at all, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;
•
Acquisitions could disrupt our ongoing business, distract our management, and divert our resources;
•
We may experience an increase in our customer concentration;
•
We may experience difficulties operating in markets in which we have had no or only limited direct experience;
•
We may incur transaction costs and acquisition-related integration costs;
•
We could lose customers, employees, and drivers of any acquired company;
•
We may experience potential future impairment charges, write-offs, write-downs, or restructuring charges; and
•
We may incur indebtedness, issue dilutive equity securities, and/or incur large one-time expenses or charges.

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

We may change our dividend policy at any time.

The declaration and amount of any future dividends, including the payment of special dividends, is dependent on multiple factors, including our financial performance and capital needs, and is subject to the discretion of the Board of Directors. Our Board may, in its discretion, determine to cut, cancel, or eliminate our dividend and, therefore, the declaration of any dividend, at any frequency, as it is not assured. Each quarter, the Board considers whether the declaration of a dividend is in the best interest of our shareholders and in compliance with applicable laws and agreements. Although we expect to continue to pay dividends to holders of our common stock, we have no obligation to do so, and our dividend policy may change at any time without notice. Future dividends may also be affected by factors that our Board deems relevant, including our potential future capital requirements for investments, legal risks, changes in federal and state income tax laws, or corporate laws and contractual restrictions such as financial or operating covenants in our credit facilities. As a result, we may not pay dividends at the historical rate or at all.

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

We identified a material weakness in our internal control over financial reporting that could have resulted in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.

As discussed in Part II, Item 9A “Management’s Report on Internal Control Over Financial Reporting” later in this report, in the fourth quarter of 2024, we identified a material weakness in our internal control over financial reporting. The material weakness results from errors in our financial statement preparation and the accounting for non-routine transactions that created changes within our business. The primary cause of the errors was the need for additional technical accounting resources to allow us to accurately record and properly present our financial statements and related disclosures. We plan on remediating our material weakness, but our efforts may not be successful. To remediate the material weakness, we plan to enhance our internal staff of accounting and financial reporting employees with employees that have the requisite technical accounting knowledge. We also plan to expand our use of external consulting firms to provide advisory support for technical accounting guidance. We further intend to design and implement controls to formalize review procedures around the financial close process with appropriate segregation of duties. If we are unable to remediate the material weakness in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal control over financial reporting could result in violations of applicable securities laws and stock exchange listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

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
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) architecture, implementation and monitoring of our security controls and infrastructure, and (3) our response to cybersecurity incidents;
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

Our Cybersecurity team, led by our Vice President of Cyber Security, is responsible for assessing and managing our material risks from cybersecurity threats. The team is led by individuals who, on a combined basis, have more than 30 years of IT and cybersecurity related experience across multiple industries. Our Vice President of Cyber Security has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants.

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

ITEM 2: PROPERTIES

Our headquarters, where we maintain our corporate administrative offices, are in Warren, Michigan. We own our corporate administrative offices, as well as 24 terminal yards and other properties in the following locations: Dearborn, Michigan; Romulus, Michigan; Compton, California; Riverside, California; Jacksonville, Florida; Garden City, Georgia; Savannah, Georgia; Harvey, Illinois; Gary, Indiana; Louisville, Kentucky; Albany, Missouri; South Kearny, New Jersey; Cleveland, Ohio; Columbus, Ohio; Reading, Ohio; York County, Pennsylvania; Wall, Pennsylvania; Mount Pleasant, South Carolina; Memphis, Tennessee; Dallas, Texas; Houston, Texas; Cloverdale, Virginia; and Clearfield, Utah.

As of December 31, 2024, we also leased 78 operating, terminal and yard, and administrative facilities in various U.S. cities located in 24 states, in Windsor, Ontario; and in Monterrey, Mexico; San Luis Potosí, Mexico; and Toluca, Mexico. Generally, our facilities are utilized by our operating segments for various administrative, transportation-related or value-added services. We also deliver value-added services under our contract logistics segment inside or linked to 54 facilities provided by customers. Certain of our leased facilities are leased from entities controlled by our majority shareholders. These facilities are leased on either a month-to-month basis or extended terms. For more information on our lease arrangements, see Part II, Item 8: Notes 11, 13 and 16 to the Consolidated Financial Statements.

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

As of March 7, 2025, there were approximately 50 record holders of our common stock, based upon data available to us from our transfer agent. We believe, however, that we have a significantly greater number of shareholders because a substantial number of our common shares are held at the Depository Trust & Clearing Corporation on behalf of our shareholders.

Dividends

We have a cash dividend policy that anticipates a regular dividend of $0.42 per share of common stock, payable in quarterly increments of $0.105 per share of common stock. In addition, under our current dividend policy, after considering the regular quarterly dividends made during the year, the Board of Directors also evaluates the potential declaration of an annual special dividend payable in the first quarter of each year. The Board of Directors did not declare a special dividend in the first quarter of 2025.

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

Purchases of Equity Securities by the Issuer

The following table provides information regarding the Company’s purchases of its common stock during the period from September 29, 2024 to December 31, 2024, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
Sept. 29, 2024 - Oct. 26, 2024	—		$—	—	513,251
Oct. 27, 2024 - Nov. 23, 2024	—		—	—	513,251
Nov. 24, 2024 - Dec. 31, 2024	471	(1)	51.46	—	513,251
Total	471		$51.46	—	513,251

(1) Consists of 471 shares of common stock acquired on November 25, 2024 by the Company from an employee for $24,238 upon exercising its right of first refusal pursuant to a restricted stock bonus award agreement.

On July 29, 2021, the Company announced that it had been authorized to purchase up to 1,000,000 shares of its common stock from time to time in the open market. As of December 31, 2024, 513,251 shares remain available under this authorization. No specific expiration date has been assigned to the authorization.

Performance Graph

The graph below matches Universal Logistics Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Universal Logistics Holdings, Inc.	100.00	109.86	102.58	184.59	157.00	260.01
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
NASDAQ Transportation	100.00	106.29	120.41	97.55	130.87	133.76

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6: RESERVED

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Universal Logistics Holdings, Inc. is a holding company whose subsidiaries provide a variety of customized transportation and logistics solutions throughout the United States and in Mexico, Canada and Colombia. Our operating subsidiaries provide a comprehensive suite of transportation and logistics solutions that allow our customers to reduce costs and manage their global supply chains more efficiently. We market our services through a direct sales and marketing network focused on selling our portfolio of services to large customers in specific industry sectors, through company-managed facilities, and through a contract network of agents who solicit freight business directly from shippers.

We operate, manage or provide services at 142 logistics locations in the United States, Mexico, Canada and Colombia and through our network of agents and owner-operators located throughout the United States and in Ontario, Canada. Fifty-four of our value-added service operations are located inside customer plants or distribution operations; the other facilities are generally located close to our customers’ plants to optimize the efficiency of their component supply chains and production processes. Our facilities and services are often directly integrated into the production processes of our customers and represent a critical part of their supply chains. To support our flexible business model, we generally coordinate the duration of real estate leases associated with our value-added services with the end date of the related customer contract associated with such facility, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer our customers a wide range of transportation services by utilizing a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. Our owner-operators provided us with 1,598 tractors and 709 trailers. We own 3,340 tractors, 5,051 trailers, 3,354 chassis and 107 containers. Our agents and owner-operators are independent contractors who earn a fixed commission calculated as a percentage of the revenue or gross profit they generate for us and who bring an entrepreneurial spirit to our business. Our transportation services are provided through a network of both union and non-union employee drivers, owner-operators, contract drivers, and third-party transportation companies.

As of December 31, 2024, we employed 10,821 people in the United States, Mexico, Canada, and Colombia, including 4,929 employees subject to collective bargaining agreements. We also engaged contract staffing vendors to supply an average of 88 additional personnel on a full-time-equivalent basis.

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

We report our financial results in three distinct reportable segments, contract logistics, intermodal, and trucking. Operations aggregated in our contract logistics segment deliver value-added and/or dedicated transportation services to support in-bound logistics to industrial customers and major retailers on a contractual basis, generally pursuant to terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves predominately coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers (broker carriers). Operations included in our trucking segment are associated with individual freight shipments coordinated by our agents and company-managed terminals using a mix of owner-operators, company equipment and broker carriers.

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

Factors Affecting Our Revenues

Operating Revenues. We generate substantially all of our revenues through fees charged to customers for the transportation of freight and for the customized logistics services we provide. We also derive revenue from fuel surcharges, where separately identifiable, loading and unloading activities, equipment detention, container management and storage and other related services. Operations in our intermodal and trucking segments are associated with individual freight shipments coordinated by our agents and company-managed terminals. In contrast, our contract logistics segment delivers value-added services and/or transportation services to specific customers on a dedicated basis, generally pursuant to contract terms of one year or longer. Our segments are further distinguished by the amount of forward visibility we have into pricing and volumes, and also by the extent to which we dedicate resources and company-owned equipment.

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

Direct personnel and related benefits. Direct personnel and related benefits include the salaries, wages and fringe benefits of our employees, as well as costs related to contract labor utilized in selling and operating activities. These costs are a significant component of our cost structure and increase or decrease proportionately with the expansion, addition or closing of operating facilities. As of December 31, 2024, approximately 46% of our employees were subject to collective bargaining agreements. Any changes in union agreements will affect our personnel and related benefits cost. The operations in the United States and Canada that are subject to collective bargaining agreements have separate, individualized agreements with several different unions that represent employees in these operations. While there are some facilities with multiple unions, each collective bargaining agreement with each union covers a single facility for that union. Such agreements have expiration dates that are generally independent of other collective bargaining agreements and include economics and operating terms tailored to the specific operational requirements of a customer. Our operation in Mexico provides competitive compensation within the Mexican statutory framework for managerial and supervisory personnel.

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

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services are associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services are provided to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these service categories for the years ended December 31, 2024, 2023 and 2022, presented as a percentage of total operating revenues:

	Years ended December 31,
	2024	2023	2022
Operating revenues:
Truckload services	12.7%	12.9%	11.4%
Brokerage services	9.8	14.7	18.3
Intermodal services	16.3	22.5	29.4
Dedicated services	18.6	20.7	16.1
Value-added services	42.6	29.2	24.8
Total operating revenues	100.0%	100.0%	100.0%

Results of Operations

2024 Compared to 2023

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2024 and 2023:

	2024		2023		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$1,846,035	100.0%	$1,662,139	100.0%	11.1%
Operating expenses:
Purchased transportation and equipment rent	482,948	26.2	571,213	34.4	(15.5)
Direct personnel and related benefits	583,251	31.6	542,779	32.7	7.5
Operating supplies and expenses	295,558	16.0	170,994	10.3	72.8
Commission expense	27,285	1.5	31,370	1.9	(13.0)
Occupancy expense	44,209	2.4	44,301	2.7	(0.2)
General and administrative	55,323	3.0	51,839	3.1	6.7
Insurance and claims	26,441	1.4	27,163	1.6	(2.7)
Depreciation and amortization	124,188	6.7	77,036	4.6	61.2
Impairment expense	3,720	0.2	—	—	n/m
Total operating expenses	1,642,923	89.0	1,516,695	91.2	8.3
Income from operations	203,112	11.0	145,444	8.8	39.6
Interest (expense), net	(30,207)	(1.6)	(22,753)	(1.4)	32.8
Other non-operating income	837	0.0	1,608	0.1	(47.9)
Income before income taxes	173,742	9.4	124,299	7.5	39.8
Income tax expense	43,835	2.4	31,398	1.9	39.6
Net income	$129,907	7.0%	$92,901	5.6%	39.8%

Operating revenues. The overall increase in operating revenues was primarily due to an increase in our contract logistics segment revenues. This increase was partially offset by decreases in our transactional transportation-related services. Contract logistics segment revenues in 2024 included $228.0 million attributable to our specialty development project in Stanton, TN, which was completed during the year, and an additional $59.5 million from the fourth quarter acquisition of Parsec. Operating revenues included separately-identified fuel surcharges of $97.1 million in the year ended December 31, 2024, compared to $118.3 million in the year ended December 31, 2023. Also included in operating revenues were other accessorial charges such as detention, demurrage and storage, which totaled $34.1 million during the year ended December 31, 2024, compared to $58.1 million one year earlier.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. These fluctuations are generally correlated with changes in demand for transactional transportation-related services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. In the year ended December 31, 2024, transactional transportation-related service revenues decreased 14.0% compared to the prior year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The increase in the year ended December 31, 2024, was due to an increase in headcount in our contract logistics businesses primarily due to the acquisition of Parsec. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main element driving the change was an increase in the expenses incurred in connection with the previously announced contract logistics specialty development project.

Commission expense. Commission expense decreased due to decreased revenue in our agency-based truckload business.

Occupancy expense. The decrease in occupancy expense was attributable to a decrease in building rents. This was partially offset by an increase in property taxes.

General and administrative. The increase in general and administrative expense was primarily due to an increase in salaries, wages, benefits and bonuses.

Insurance and claims. The decrease in insurance and claims expense was primarily due to a decrease in auto liability claims expense.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from a $38.3 million increase in depreciation expense and an $8.8 million increase in amortization expense. During the first half 2024, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $11.3 million during the period.

Impairment expense. The increase in impairment expense primarily relates to the goodwill impairment charges resulting from the closure of our company-managed brokerage operations.

Interest expense, net. The increase in net interest expense reflects an increase in our outstanding borrowings. As of December 31, 2024, our outstanding borrowings were $762.6 million compared to $386.4 million at December 31, 2023.

Other non-operating income. Other non-operating income decreased by $0.8 million in the year ended December 31, 2024 and included $0.8 million of pre-tax holding gain on marketable securities due to changes in fair value recognized in income.

Income tax expense. Our effective income tax rate was 25.2% in year ended December 31, 2024, compared to 25.3% in the year ended December 31, 2023. The increase in income taxes is primarily the result of an increase in taxable income.

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

Income tax expense. Our effective income tax rate was 25.3% in 2023 compared to 25.2% in 2022. The decrease in income taxes was primarily the result of a decrease in taxable income.

Segment Financial Results

We report our financial results in three distinct reportable segments: contract logistics, intermodal, and trucking, which are based primarily on the services each segment provides. This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria.

The following tables summarize information about our reportable segments for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Operating Revenues
	December 31,
	2024	2023	2022
Contract logistics	$1,129,658	$829,574	$823,934
Intermodal	308,744	382,610	622,615
Trucking	331,982	333,211	392,639
Other	75,651	116,744	176,268
Total operating revenues	$1,846,035	$1,662,139	$2,015,456

	Income from Operations
	December 31,
	2024	2023	2022
Contract logistics	$219,084	$127,752	$118,437
Intermodal	(27,741)	1,604	85,037
Trucking	20,963	17,258	27,564
Other	(9,194)	(1,170)	9,397
Total income from operations	$203,112	$145,444	$240,435

2024 Compared to 2023

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues increased 36.2%. Contract logistics segment revenues in 2024 included $228.0 million attributable to our specialty development project in Stanton, TN, which was completed during the year, and an additional $59.5 million from the fourth quarter acquisition of Parsec. At the end of the fourth quarter 2024, we managed 90 value-added programs, including 20 new rail terminal operations compared to 71 in the prior year. Included in contract logistics segment revenues for the year ended December 31, 2024, were $36.3 million in separately identified fuel surcharges from dedicated transportation services, compared to $36.3 million in the same period last year. Income from operations increased $91.3 million and operating margin, as a percentage of revenue was 19.4% for the year ended December 31, 2024, compared to 15.4% in the year ended December 31, 2023.

Operating revenues in the intermodal segment decreased 19.3% primarily due to a decrease in the average operating revenue per load and the number of loads hauled. Included in intermodal segment revenues for the year ended December 31, 2024 were $40.7 million in separately identified fuel surcharges, compared to $56.5 million in the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $34.1 million during the year ended December 31, 2024 compared to $58.1 million in the year ended December 31, 2023. Load volumes declined 11.8%, while the average operating revenue per load, excluding fuel surcharges, fell 1.6% on a year-over-year basis. As a percentage of revenue, operating margin in the intermodal segment for the year ended December 31, 2024 was (9.0)%, compared to 0.4% one year earlier.

In the trucking segment, operating revenues decreased 0.4% primarily due to a decrease in the number of loads hauled. Trucking segment revenues included $101.3 million of brokerage services compared to $124.3 million during the same period last year. Also included in our trucking segment revenues were $20.0 million in separately identified fuel surcharges during the year ended December 31, 2024 compared to $25.5 million in fuel surcharges in the year ended December 31, 2023. On a year-over-year basis, load volumes declined 12.8%; however, the average operating revenue per load, excluding fuel surcharges, increased 14.7%, supported by our specialty, heavy-haul wind business. As a percentage of revenue, operating margin in the trucking segment for the year ended December 31, 2024, was 6.3% compared to 5.2% during the same period last year.

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

Liquidity and Capital Resources

Our primary uses of cash are working capital requirements, capital expenditures, dividend payments, share repurchases, and debt service requirements. Additionally, we may use cash for acquisitions and other investment and financing activities. Working capital is required principally to ensure we are able to run the business and have sufficient funds to satisfy maturing short-term debt and operational expenses. Our capital expenditures consist primarily of transportation equipment, investments in support of our value-added service operations and the expansion of our terminal network.

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $400 million revolving credit facility maturing in September 30, 2027, and we may increase the available capacity by $200 million upon our request. At December 31, 2024, $89.1 million was available for borrowing.

Our UACL subsidiaries have credit facility maturing in September 30, 2027, which includes a $10 million revolver. At December 31, 2024, $10.0 million was available for borrowing.

We also finance the purchase of transportation equipment with equipment notes. The notes are secured by liens on specific vehicles and are generally payable in 60 monthly installments.

We also have a $165.4 million term loan facility that matures in April 2032, and it is secured by first-priority mortgages on specific parcels of owned real estate.

We also maintain a short-term line of credit secured by our portfolio of marketable securities. We did not have any amounts advanced against the line as of December 31, 2024, and the maximum available borrowings were $6.0 million.

We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

In 2024, our capital expenditures totaled $251.6 million. These expenditures primarily consisted of transportation equipment, investments in support of our value-added service operations and the expansion of our terminal network. In 2025, we expect our capital expenditures to be in the range of $190 million to $215 million.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt and the present value of our operating lease liabilities as of December 31 (in thousands):

	2024	2023
Cash and cash equivalents	$19,351	$12,511
Marketable securities	11,590	10,772
Outstanding debt	762,641	386,445
Present value of operating lease liabilities	79,351	93,618

Debt

At December 31, 2024, we were in compliance with all financial covenants under our credit agreements and the agreements governing our promissory notes. For additional information on our financing arrangements, see Item 8, Note 9 to the Consolidated Financial Statements.

Discussion of Cash Flows

At December 31, 2024, we had cash and cash equivalents of $19.4 million compared to $12.5 million at December 31, 2023. Operating activities provided $112.4 million in net cash and financing activities provided an additional $365.0 million. During 2024, we used $462.9 million in investing activities.

The $112.4 million in net cash provided by operations was primarily attributed to $129.9 million of net income, adjusted for various noncash charges totaling $191.5 million, net, and an increase in net working capital totaling $209.1 million. Excluding the impacts on working capital from business combinations, the primary drivers behind the increase were principal reductions in operating lease liabilities during the period, increases in contract assets, and decreases in trade accounts payable, income taxes payable and in other long-term liabilities. These were partially offset decreases in trade and other receivables, and increases in accrued expenses and other current liabilities and in accruals for insurance and claims. Affiliate transactions increased net cash provided by operating activities by $1.9 million. The increase in net cash resulted from an increase in accounts payable to affiliates of $2.5 million, which was partially offset by an increase in accounts receivable from affiliates of $0.6 million.

The $462.9 million in net cash used in investing activities primarily consisted of $251.6 million in capital expenditures and $215.8 million for the acquisitions of Parsec and East Texas Heavy Haul. These expenditures were partially offset by $4.4 million in proceeds from the sale of equipment.

Financing activities provided $365.0 million in net cash during the period. We had outstanding borrowings totaling $762.6 million at December 31, 2024 compared to $386.4 million at December 31, 2023. During the period, we made payments on term loan and equipment and real estate notes totaling $104.2 million, borrowed $191.4 million for new equipment and had net borrowings on our revolving lines of credit totaling $288.9 million. During the period, we also paid cash dividends of $11.1 million and purchased $0.1 million of treasury stock.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of December 31, 2024, we had contractual obligations related to our long-term debt, inclusive of our credit facilities, of $672.9 million and $88.7 million for principal borrowings and interest, respectively, which become due through 2032. See Item 8, Note 9, Debt and Credit Facilities, for additional information regarding our debt obligations. We also have contractual obligations for finance and operating leases and purchase commitments related to agreements to purchase transportation equipment. See Item 8, Note 13, Leases, and Note 16, Commitments and Contingencies, respectively, for additional information regarding our lease and purchase commitment obligations.

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

We establish reserves for anticipated losses and expenses related to cargo and equipment damage claims and auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the reserves, we specifically review all known claims and record a liability based upon our best estimate of the amount to be paid. In making our estimate, we consider the amount and validity of the claim, as well as our past experience with similar claims. In establishing the reserve for claims incurred but not reported, we consider our past claims history, including the length of time it takes for claims to be reported to us. Based on our past experience, the time between when a claim occurs and when it is reported to us is short. As a result, we believe that the number of incurred but not reported claims at any given point in time is small. These reserves are periodically reviewed and adjusted to reflect our experience and updated information relating to specific claims. As of December 31, 2024 and 2023, we had accruals of $13.3 million and $11.2 million, respectively, for estimated claims net of insurance receivables. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows. Based on our 2024 reserve for claims incurred but not reported, a 10% increase in claims incurred but not reported would increase our insurance and claims expense by approximately $0.5 million.

Valuation of Long-Lived Assets, including Goodwill and Intangible Assets

As of December 31, 2024 and 2023, our goodwill balances were $206.8 million and $170.7 million, respectively. We are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We annually test goodwill impairment during the third quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The Company has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill.

In the third quarter of 2024, the Company closed its company-managed brokerage operations. In connection with the closure, we identified certain triggering events that resulted in aggregate goodwill impairment charges totaling $3.5 million within our former company-managed brokerage reporting segment. See Item 8, Note 1 to the Consolidated Financial Statements.

During each of the third quarters of 2024 and 2023, we completed our annual goodwill impairment testing by performing a quantitative assessment using the income approach for each of our reporting units with goodwill. The determination of the fair value of the reporting units requires us to make estimates and assumptions related to future revenue, operating income and discount rates. Based on the results of this test, no further impairment loss was recognized. There were no triggering events identified from the date of our assessment through December 31, 2024 that would require an update to our annual impairment test.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowing under our revolving credit and term loan agreements, our real estate facility, and margin facility, all of which charge interest at floating rates. Borrowings under the credit agreements with each of the banks bear interest at Term SOFR or a base rate, plus an applicable margin. Our margin facility bears interest at Term SOFR plus 1.10%. As of December 31, 2024, we had total variable interest rate borrowings of $484.5 million. Assuming variable rate debt levels remain at $484.5 million for a full year, a 100 basis point increase in interest rates on our variable rate debt would increase interest expense approximately $4.8 million annually.

In connection with the Real Estate Facility, we entered into interest rate swap agreements to fix a portion of the interest rate on our variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $73.3 million. At December 31, 2024, the fair value of the swap agreement was an asset of $1.6 million. Since the swap agreements qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax.

Included in cash and cash equivalents is approximately $26 thousand in short-term investment grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly. In addition, we have the ability to put these instruments back to the issuer at any time. Accordingly, any future interest rate risk on these short-term investments would not be material.

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

Exposure to market risk for fluctuations in fuel prices also relates to a small portion of our transportation service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position. Based upon our 2024 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expense on company owned tractors by approximately $5.2 million.

Equity Securities Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $11.6 million at December 31, 2024 from $10.8 million at December 31, 2023. The increase resulted from an increase in the market value of the portfolio of approximately $0.8 million. During 2024, we also sold $19 thousand of marketable equity securities, with realized gains on sales totaling approximately $2 thousand. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.2 million. For additional information with respect to the marketable equity securities, see Item 8, Note 4 to the Consolidated Financial Statements.

Foreign Exchange Risk

In the years ended December 31, 2024 and 2023, 3.0% and 2.4%, respectively, of our revenues were derived from services provided outside the United States, principally in Mexico, Canada and Colombia. Exposure to market risk for changes in foreign currency exchange rates relates primarily to selling services and incurring costs in currencies other than the local currency and to the carrying value of net investments in foreign subsidiaries. As a result, we are exposed to foreign currency exchange rate risk due primarily due to translation of the accounts of our Mexican, Canadian and Colombian operations from their local currencies into U.S. dollars and also to the extent we engage in cross-border transactions. The majority of our exposure to fluctuations in the Mexican peso, Canadian dollar, and Colombian peso is naturally hedged since a substantial portion of our revenues and operating costs are denominated in each country’s local currency. Based on 2024 expenditures denominated in foreign currencies, a 10% decrease in the exchange rates would increase our annual operating expenses by approximately $4.5 million. Historically, we have not entered into financial instruments for trading or speculative purposes. Short-term exposure to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized by ongoing settlement of intercompany trading obligations.

The net investments in our Mexican, Canadian and Colombian operations are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in our statement of shareholders’ equity. Adjustments from the translation of the net investment in these operations decreased equity by approximately $4.5 million for the year ended December 31, 2024.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Universal Logistics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Logistics Holdings, Inc. (a Michigan corporation) and subsidiaries (collectively the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 17, 2025, expressed an adverse opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Analysis - Contract Logistics and Intermodal reporting units

As described further in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually (in the third fiscal quarter) or more frequently, whenever events occur, or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. The determination of the fair value of the reporting units requires the Company to make estimates and assumptions related to future revenue, operating income and discount rates. The Company’s consolidated goodwill balance was $206.7 million as of December 31, 2024, which is allocated to the Company’s four reporting units. As of December 31, 2024, $56.3 million of goodwill was recorded in the Contract Logistics reporting unit and $101.1 million was recorded in the Intermodal reporting unit. We identified the annual goodwill impairment assessment of the Contract Logistics and Intermodal reporting units as a critical audit matter.

The principal consideration for our determination that the annual goodwill impairment assessment of the Contract Logistics and Intermodal reporting units is a critical audit matter is that there is a high degree of auditor judgement necessary in evaluating the reasonableness of the fair value of the reporting units. The fair value estimate is sensitive to significant assumptions made by management in the discounted cash flow analyses specifically, forecasts of future revenue, operating income and discount rates.

Our audit procedures related to the goodwill impairment assessment of the Contract Logistics and Intermodal reporting units included the following, among others:

•
We tested the design and operating effectiveness of controls relating to management’s valuation of goodwill, including the control over the determination of key inputs such as the forecasting of revenue, operating income and determination of the discount rate.
•
We compared management’s forecasts of future revenue and operating income to third-party industry projections and compared the Company’s historical operating forecasts to the actual results in prior periods.
•
We utilized a valuation specialist to assess the reasonableness of the discount rates used in the models. The valuation specialist performed an independent computation to determine a weighted average return on assets to validate the reasonableness of the discount rate utilized in management’s model.

Fair Value of Customer Relationship Intangible Asset

As described further in Note 5 to the consolidated financial statements, on September 30, 2024, the Company acquired all of the outstanding shares of Parsec, LLC, OB Leasing, LLC, and Parsec Intermodal of Canada Ltd. (collectively, “Parsec”) for a purchase price of $208.4 million. Assets acquired and liabilities assumed were recorded at their estimated fair value at acquisition. The fair value of intangible assets was $103.3 million, of which, $90.0 million related to customer relationships. The Company used a discounted cash flow method to estimate the fair value of the intangible assets acquired. We identified the fair value of the customer relationship intangible asset as a critical audit matter.

The principal consideration for our determination that the fair value of the customer relationship is a critical audit matter is the high degree of auditor judgment necessary in evaluating certain inputs and assumptions made by management in the discounted cash flow analysis. Those assumptions include future revenue, operating income, attrition rate and discount rate.

Our audit procedures related to the fair value of the customer relationship included the following, among others:

•
We tested the design and operating effectiveness of controls relating to management’s valuation of the assets acquired and liabilities assumed, including the control over the reasonableness of key inputs and assumptions.
•
We evaluated the reasonableness of management’s forecasts of future revenue and operating income by comparing these forecasts to Parsec’s historical operating results, the actual results subsequent to the acquisition, and to industry market data to determine the revenue growth rate assumption is in line with industry growth data.
•
We utilized a valuation specialist to compute the implied attrition rate derived from the tenure of all customers to validate the reasonableness of the attrition rate utilized in management’s model. The valuation specialist also performed a computation to determine a weighted average return on assets to validate the reasonableness of the discount rate utilized in management’s model.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Southfield, Michigan

March 17, 2025

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2024 and 2023

(In thousands, except share data)

Assets	2024	2023
Current assets:
Cash and cash equivalents	$19,351	$12,511
Marketable securities	11,590	10,772
Accounts receivable – net of allowance for credit losses of $7,806 and $11,229, respectively	293,646	287,946
Contract assets	29,752	729
Other receivables	30,174	22,633
Prepaid expenses and other	23,962	30,171
Due from affiliates	1,338	710
Total current assets	409,813	365,472
Property and equipment, net	742,366	561,089
Operating lease right-of-use asset	74,003	87,208
Goodwill	206,756	170,730
Intangible assets – net of accumulated amortization of $155,290 and $134,514, respectively	150,926	61,296
Contract assets, net of current portion	198,059	—
Deferred income taxes	329	1,225
Other assets	4,585	6,503
Total assets	$1,786,837	$1,253,523
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$59,977	$64,102
Current portion of long-term debt	88,812	70,689
Current portion of operating lease liabilities	28,563	29,998
Accrued expenses and other current liabilities	70,744	43,062
Insurance and claims	32,837	25,464
Due to affiliates	23,258	20,737
Income taxes payable	377	6,364
Total current liabilities	304,568	260,416
Long-term liabilities:
Long-term debt, net of current portion	670,273	311,235
Operating lease liability, net of current portion	50,788	63,620
Deferred income taxes	109,012	79,567
Other long-term liabilities	5,173	6,487
Total long-term liabilities	835,246	460,909
Shareholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 26,319,754 and 31,007,100 shares issued; 26,317,326 and 26,284,223 shares outstanding, respectively	26,320	31,008
Paid-in capital	5,016	5,103
Treasury stock, at cost; 2,428 and 4,722,877 shares	(107)	(96,840)
Retained earnings	623,018	595,450
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $412 and $457, respectively	1,177	1,350
Foreign currency translation adjustments	(8,401)	(3,873)
Total shareholders’ equity	647,023	532,198
Total liabilities and shareholders’ equity	$1,786,837	$1,253,523

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Income

Years ended December 31, 2024, 2023 and 2022

(In thousands, except per share data)

	2024	2023	2022
Operating revenues:
Truckload services, including related party amounts of $4,120, $6,682 and $903, respectively	$234,397	$213,874	$230,696
Brokerage services	181,259	244,024	368,880
Intermodal services	300,721	374,667	591,946
Dedicated services	344,210	343,543	324,589
Value-added services	785,448	486,031	499,345
Total operating revenues	1,846,035	1,662,139	2,015,456
Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $147, $316 and $1,072, respectively	482,948	571,213	847,414
Direct personnel and related benefits, including related party amounts of $63,143, $54,169 and $51,879, respectively	583,251	542,779	520,263
Operating supplies and expenses, including related party amounts of $19,248, $9,221 and $7,597, respectively	295,558	170,994	177,440
Commission expense	27,285	31,370	40,288
Occupancy expense, including related party amounts of $14,174, $13,649 and $12,220, respectively	44,209	44,301	41,286
General and administrative, including related party amounts of $12,280, $12,396 and $11,801, respectively	55,323	51,839	48,924
Insurance and claims, including related party amounts of $17,855, $16,739 and $15,754, respectively	26,441	27,163	22,749
Depreciation and amortization	124,188	77,036	76,657
Impairment expense	3,720	—	—
Total operating expenses	1,642,923	1,516,695	1,775,021
Income from operations	203,112	145,444	240,435
Interest income	4,268	1,454	132
Interest expense	(34,475)	(24,207)	(16,288)
Other non-operating income	837	1,608	1,143
Income before income taxes	173,742	124,299	225,422
Income tax expense	43,835	31,398	56,790
Net income	$129,907	$92,901	$168,632
Earnings per common share:
Basic	$4.94	$3.53	$6.37
Diluted	$4.93	$3.53	$6.37
Weighted average number of common shares outstanding:
Basic	26,315	26,284	26,469
Diluted	26,348	26,308	26,489
Dividends declared per common share	$0.42	$0.42	$0.42

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022
Net Income	$129,907	$92,901	$168,632
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(44), $(269) and $786, respectively	(173)	(806)	2,334
Foreign currency translation adjustments	(4,528)	4,085	(1,033)
Total other comprehensive income	(4,701)	3,279	1,301
Total comprehensive income	$125,206	$96,180	$169,933

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$129,907	$92,901	$168,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,188	77,036	76,657
Impairment expense	3,720	—	—
Noncash lease expense	31,073	30,376	29,406
Amortization of debt issuance costs	964	808	545
Gain on marketable equity securities	(838)	(1,041)	(1,044)
Loss (gain) on disposal of property and equipment	1,675	(1,650)	(5,442)
Write-off of debt issuance costs	—	—	583
Stock-based compensation	779	262	222
Provision for credit losses	(353)	3,773	9,775
Deferred income taxes	30,341	10,151	8,215
Change in assets and liabilities:
Trade and other accounts receivable	35,984	62,503	(16,266)
Contract assets, prepaid expenses and other assets	(218,081)	(1,810)	4,702
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	4,468	(29,827)	(37,524)
Principal reduction in operating lease liabilities	(32,035)	(30,633)	(27,991)
Due to/from affiliates, net	1,893	376	2,619
Other long-term liabilities	(1,314)	(2,979)	316
Net cash provided by operating activities	112,371	210,246	213,405
Cash flows from investing activities:
Capital expenditures	(251,603)	(240,554)	(117,099)
Proceeds from the sale of property and equipment	4,446	3,513	14,281
Purchases of marketable securities	—	—	(925)
Proceeds from sale of marketable securities	19	269	—
Acquisition of businesses, net of cash	(215,760)	—	—
Net cash used in investing activities	(462,898)	(236,772)	(103,743)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	676,028	202,283	443,987
Repayments of debt - revolving debt	(387,111)	(180,349)	(607,244)
Proceeds from borrowing - term debt	191,438	56,186	339,641
Repayments of debt - term debt	(104,158)	(74,557)	(221,944)
Dividends paid	(11,053)	(11,040)	(13,941)
Purchases of treasury stock	(107)	(134)	(14,321)
Capitalized financing costs	—	(947)	(4,417)
Net cash provided by (used in) financing activities	365,037	(8,558)	(78,239)
Effect of exchange rate changes on cash and cash equivalents	(7,670)	414	1,826
Net increase (decrease) in cash	6,840	(34,670)	33,249
Cash and cash equivalents – January 1	12,511	47,181	13,932
Cash and cash equivalents – December 31	$19,351	$12,511	$47,181

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows - Continued

Years ended December 31, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022
Supplemental cash flow information:
Cash paid for interest	$33,389	$23,399	$14,331
Cash paid for income taxes	$18,590	$25,412	$40,886

Acquisition of businesses:
Fair value of assets acquired, net of cash	$230,391	$—	$—
Liabilities assumed	(14,631)	—	—
Net cash paid of acquisitions of businesses	$215,760	$—	$—

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2024, 2023 and 2022

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2021	$30,988	$4,639	$(82,385)	$356,071	$(7,103)	$302,210
Net income	—	—	—	168,632	—	168,632
Other comprehensive income	—	—	—	—	1,301	1,301
Dividends paid ($0.42 per share)	—	—	—	(11,114)	—	(11,114)
Stock based compensation	9	213	—	—	—	222
Purchases of treasury stock	—	—	(14,321)	—	—	(14,321)
Balances – December 31, 2022	$30,997	$4,852	$(96,706)	$513,589	$(5,802)	$446,930
Net income	—	—	—	92,901	—	92,901
Other comprehensive income	—	—	—	—	3,279	3,279
Dividends paid ($0.42 per share)	—	—	—	(11,040)	—	(11,040)
Stock based compensation	11	251	—	—	—	262
Purchases of treasury stock	—	—	(134)	—	—	(134)
Balances – December 31, 2023	$31,008	$5,103	$(96,840)	$595,450	$(2,523)	$532,198
Net income	—	—	—	129,907	—	129,907
Other comprehensive (loss)	—	—	—	—	(4,701)	(4,701)
Dividends paid ($0.42 per share)	—	—	—	(11,053)	—	(11,053)
Stock based compensation	35	744	—	—	—	779
Retirement of treasury stock	(4,723)	(831)	96,840	(91,286)	—	—
Purchases of treasury stock	—	—	(107)	—	—	(107)
Balances – December 31, 2024	$26,320	$5,016	$(107)	$623,018	$(7,224)	$647,023

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(1)
Summary of Significant Accounting Policies
(a)
Business

Universal Logistics Holdings, Inc. (“Universal” or the “Company”) is a holding company whose subsidiaries provide a variety of customized transportation and logistics solutions throughout the United States and in Mexico, Canada and Colombia. Our operating subsidiaries provide our customers with supply chain solutions that can be scaled to meet their changing demands. We offer our customers a broad array of services across their entire supply chain, including value-added, dedicated, intermodal and trucking services. Our customized solutions and flexible business model are designed to provide us with a highly variable cost model.

(b)
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions relating to these entities have been eliminated.

Our fiscal year consists of four quarters, each with thirteen weeks.

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended December 31, 2024. These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

In August 2024, the Company closed its company-managed brokerage operations in Nashville, TN. During the quarter ended September 28, 2024, the Company incurred pre-tax losses of approximately $8.6 million ($6.4 million net of tax, or $0.24 per basic and diluted share) related to these operations. Included in the consolidated statements of income in 2024 were $1.4 million of severance costs recorded in direct personnel and related benefits, $2.8 million of non-cash impairment charges recorded in impairment expense, and $2.4 million of other closing related costs recorded in operating supplies and expenses.

During the third quarter of 2024, the Company identified certain triggering events related to a component of its former company-managed brokerage reporting segment. In accordance with FASB Accounting Standards Codification (“ASC”) 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company evaluated certain indefinite and long lived tangible and intangible assets for impairment and recorded an additional goodwill impairment charge of $0.9 million during the quarter ended September 28, 2024. Total goodwill impairment charges recorded during the third quarter of 2024, including in connection with the closure of our company-managed brokerage operations, were $3.5 million ($2.6 million net of tax, or $0.10 per basic and diluted share).

In June 2024, the Company revised the estimated useful life and salvage values of certain equipment. The change resulted in additional depreciation expense of $11.3 million recorded during the quarter ended June 29, 2024 ($8.5 million net of tax, or $0.32 per basic and diluted share).

In January 2024, the Company’s value-added business began performing specialty project development services for certain customers. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. As of December 31, 2024 and 2023, contract assets associated with certain contracts with customers recognized over time are included as contract assets in the Company’s consolidated balance sheets. Contract assets associated with other contracts with customers were reclassified from prepaid expenses and other on the consolidated balance sheets to contract assets.

During the first quarter of 2024, the Company identified certain triggering events related to a component of the intermodal reporting segment. In accordance with ASC 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company evaluated certain indefinite and long lived tangible and intangible assets for impairment. The results of those procedures concluded that no impairments were present. After performing the evaluation, it was determined that a change in the estimated useful lives of certain definite lived intangible assets was appropriate and was adjusted during the period. The change resulted in additional amortization expense of $8.9 million ($6.6 million net of tax, or $0.25 per basic and diluted share) recorded during the year ended December 31, 2024.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(1)
Summary of Significant Accounting Policies—continued
(b)
Basis of Presentation—continued

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

(e)
Marketable Securities

Marketable equity securities are measured at fair value, with changes in fair value recognized in net income. At December 31, 2024 and 2023, the Company’s marketable securities, all of which are available-for-sale, consist of common and preferred stocks with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends are included in other non-operating income. See Note 4 “Marketable Securities” for further information on our portfolio.

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

December 31, 2024, 2023 and 2022

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

At December 31, inventory consists of the following (in thousands):

	2024	2023
Finished goods	$6,609	$9,525
Raw materials and supplies	1,660	2,881
Total	$8,269	$12,406

(h)
Property and Equipment

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Description	Life in Years
Transportation equipment	3 - 10
Other operating assets	3 - 15
Information technology equipment	3 - 5
Buildings and related assets	10 - 39

The amounts recorded for depreciation expense were $102.7 million, $64.4 million, and $62.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Our identifiable intangible assets as of December 31, 2024 and 2023 are as follows (in thousands):

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite Lived Intangibles:
Agent and customer relationships	$258,746	$124,467	$134,279	$165,990	$104,762	$61,228
Customer contracts	20,600	20,600	—	20,600	20,600	—
Tradenames	9,500	4,458	5,042	4,000	4,000	—
Non-compete agreements	14,870	3,265	11,605	2,720	2,652	68
Trademarks	2,500	2,500	—	2,500	2,500	—
Total Identifiable Intangible Assets	$306,216	$155,290	$150,926	$195,810	$134,514	$61,296

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(1)
Summary of Significant Accounting Policies—continued
(i)
Intangible Assets—continued

Estimated amortization expense by year is as follows (in thousands):

2025	$19,785
2026	16,437
2027	15,701
2028	13,294
2029	12,639
Thereafter	73,070
Total	$150,926

The amounts recorded for amortization expense were $21.5 million, $12.7 million, and $14.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(j)
Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, or ASC, Topic 350 “Intangibles – Goodwill and Other”, we are required to test goodwill for impairment annually (in our third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We have the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. During the third quarter of 2024, we completed our goodwill impairment testing by performing a quantitative assessment using the income approach for each of our reporting units with goodwill. The determination of the fair value of the reporting units requires us to make estimates and assumptions related to future revenue, operating income and discount rates. Based on the results of this test, no impairment loss was recognized.

As described in Note 1, “Basis of Presentation”, we recorded aggregate impairment charges of $3.5 million during the thirteen weeks ended September 28, 2024 related to reporting units within our former company-managed brokerage segment.

The changes in the carrying amount of goodwill during the years ended December 31, 2024 and 2023 are as follows (in thousands):

Balance as of January 1, 2022	$170,730
Acquisition of business	—
Balance as of December 31, 2023	170,730
Acquisition of business	39,493
Goodwill impairment	(3,467)
Balance as of December 31, 2024	$206,756

At December 31, 2024, $95.9 million of goodwill was recorded in our contract logistics segment, $101.1 million in our intermodal segment, and $9.8 million in our trucking segment.

At December 31, 2023, $56.3 million of goodwill was recorded in our contract logistics segment, $101.1 million in our intermodal segment, $9.8 million in our trucking segment and $3.5 million in our former company-managed brokerage segment.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

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

(l)
Contingent Consideration

Contingent consideration arrangements granted in connection with a business combination are evaluated to determine whether contingent consideration is, in substance, additional purchase price of an acquired enterprise or compensation for services, use of property or profit sharing. Additional purchase price is added to the fair value of consideration transferred in the business combination and compensation is included in operating expenses in the period it is incurred. Contingent consideration related to additional purchase price is measured to fair value at each reporting date until the contingency is resolved. None of the acquired companies in 2024 had contingent consideration arrangements.

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

(n)
Deferred Compensation

Deferred compensation relates to our bonus plans. Annual bonuses may be awarded to certain operating, sales and management personnel based on overall Company performance and achievement of specific employee or departmental objectives. Such bonuses are typically paid in annual installments over a three to five-year period. All bonus amounts earned by and due to employees in the current year are included in accrued expenses and other current liabilities. Those that are payable in subsequent years are included in other long-term liabilities.

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

December 31, 2024, 2023 and 2022

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

Value-added services, which are typically dedicated to individual customer requirements, include lift services, special project development, material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing and returnable container management. We have elected to use the “right to invoice” practical expedient, reflecting that a customer obtains the benefit associated with value-added services as they are provided.

We are the primary obligor when rendering services and assume the corresponding credit risk with customers. We have discretion in setting sales prices and, as a result, our earnings may vary. In addition, we have discretion to choose and negotiate terms with our multiple suppliers for the services ordered by our customers. This includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis. Fuel surcharges, where separately identifiable, of $97.1 million, $118.3 million and $168.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, are included in operating revenues.

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

December 31, 2024, 2023 and 2022

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

We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2021. In addition, we file income tax returns in various state, local and foreign jurisdictions. Historically, we have been responsible for filing separate state, local and foreign income tax returns for our self and our subsidiaries. We are no longer subject to state or foreign jurisdiction income tax examinations for years before 2020 and 2019, respectively.

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

(u)
Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our customers are generally concentrated in the automotive, retail and consumer goods, metals, energy and manufacturing industries. During the fiscal years ended December 31, 2024, 2023 and 2022, aggregate sales in the automotive industry totaled 47%, 43% and 36% of revenue, respectively. In 2024, 2023 and 2022, General Motors accounted for approximately 18%, 20% and 16% of our total operating revenues, respectively, and Ford accounted for approximately 17%, 6% and 6%, respectively. In 2024, 2023 and 2022, sales to our top 10 customers, including General Motors and Ford, totaled 56%, 48% and 42%, respectively.

(2)
Recent Accounting Pronouncements

Adoption of New Accounting Standard

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The ASU expands disclosures related to a public entity's reportable segment and requires more enhanced information about significant segment expenses, including in interim periods. We adopted this standard on a retrospective basis for the 2024 annual period, and for interim periods beginning January 1, 2025. See Note 18 “Segment Reporting” for further information.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(2)
Recent Accounting Pronouncements—continued

Accounting Pronouncements Issued but Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. In addition, the ASU requires disclosure of the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses, among other disclosure requirements. This ASU is effective for annual periods beginning in 2027, and for interim periods beginning January 1, 2028. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.

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

Value-added services, which are typically dedicated to individual customer requirements, include lift services, material handling, consolidation, sequencing, sub-assembly, cross-dock services, kitting, repacking, warehousing, returnable container management and specialty project development. Value-added revenues are substantially driven by the level of demand for outsourced logistics services and specialty project needs. Major factors that affect value-added service revenue include changes in manufacturing supply chain requirements and production levels in specific industries, particularly the North American automotive and Class 8 heavy-truck industries.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(3)
Revenue Recognition—continued

Beginning in 2024, value-added services also includes specialty project development services for customers. The specialty project development service is accounted for as a single unit of account (i.e., as a single performance obligation). Revenue is recognized over time as the Company continuously transfers control of the project to the customer. Because we transfer control of the project over time, we recognize revenue to the extent of our progress towards completion of our performance obligations. We use the cost-to-cost method for these contracts, which measures progress towards completion for each performance obligation based on the ratio of costs incurred to date to the total estimated costs at completion for the applicable performance obligation. Incurred cost represents work performed, which corresponds with and thereby best represents the transfer of control to the customer. Revenue, including estimated fees or profits, is recorded proportionately as costs are incurred. Cost of operations consists of labor, materials, subcontractor costs, and other direct and indirect costs, and we include them in operating supplies and expenses on the consolidated statements of income. Changes to the total estimated contract revenue or cost for a given project, either due to unexpected events or revisions to management’s initial estimates, are recognized in the period in which they are determined

The following table provides information related to contract balances associated with our contracts with customers at December 31 (in thousands):

	2024	2023
Contract assets	$29,752	$729
Contract assets, net of current portion	198,059	—
Total	$227,811	$729

We generally receive payment for performance obligations within 45 days of completion of transportation services and 65 days for completion of value-added services. As it relates to our specialty development project, we will receive payments in 120 equal monthly installments commencing the month following substantial completion of the project. Contract assets in the table above generally relates to revenue recognized in excess of billings for our specialty development project, as well as revenue in-transit at the end of the reporting period. As of December 31, 2022, the contract asset balance was $0.8 million. As of December 31, 2024, the amortization of the contract asset for cash payments received was $0.9 million.

See Note 18 “Segment Reporting” for additional information on revenue reported by segment and by geographic region.

(4)
Marketable Securities

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note 10 "Fair Value Measurement and Disclosures.

The following table sets forth market value, cost, and unrealized gains on equity securities at December 31 (in thousands):

	2024	2023
Fair value	$11,590	$10,772
Cost basis	7,264	7,316
Unrealized gains	$4,326	$3,456

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities at December 31 (in thousands):

	2024	2023
Gross unrealized gains	$4,926	$4,124
Gross unrealized losses	(600)	(668)
Net unrealized gains	$4,326	$3,456

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(4)
Marketable Securities—continued

The following table shows the Company’s net realized gains (losses) on marketable equity securities (in thousands):

	2024	2023	2022
Realized gain
Sale proceeds	$19	$269	$—
Cost basis of securities sold	17	27	—
Realized gain	$2	$242	$—

Realized gain, net of taxes	$1	$181	$—

The Company did not sell marketable equity securities during the year ended December 31, 2022.

During the years ended December 31, 2024 and 2023, our marketable equity securities portfolio experienced net unrealized pre-tax gains in market value of approximately $836,000 and $799,000, respectively, which were reported in other non-operating income for the period.

(5)
Acquisitions

On September 30, 2024, the Company acquired all of the outstanding equity interest of Parsec, LLC, OB Leasing, LLC, and Parsec Intermodal of Canada Ltd. (collectively, “Parsec”). Parsec is a provider of lift services to Class I, regional, and short-line railroads across North America. The cash purchase price was $208.4 million, subject to customary post-closing adjustments. Parsec operates within the Company's contract logistics segment. The Company borrowed funds from its existing Revolving Credit Facility to finance the acquisition. We incurred approximately $1.3 million of transaction related costs in the acquisition, which are recorded in operating supplies and expenses on the consolidated statements of income.

On September 13, 2024, the Company acquired certain assets of East Texas Heavy Haul, Inc. (“ETHH”), through a limited asset purchase agreement. We expect the acquisition of ETHH to strategically enhance our specialized heavy-haul wind transportation business and provide for a direct relationship with ETHH’s customer base. The total cash purchase price was $7.5 million. The Company used available cash and borrowings on its revolving credit facility to finance the acquisition. We incurred approximately $0.1 million of transaction related costs in the acquisition, which are recorded in operating supplies and expenses on the consolidated statements of income. In connection with the acquisition, the Company also entered into independent contractor agreements with certain sellers pursuant to which sellers may earn commissions totaling $5.0 million, subject to reaching certain milestones.

The Company accounted for the acquisitions in accordance with ASC 805, “Business Combinations.” Assets acquired and liabilities assumed were recorded at their estimated fair value at acquisition, with the remaining unallocated purchase price recorded as goodwill. The goodwill recorded is included in our contract logistics segment and is non-deductible for income tax purposes. For each acquisition, the purchase price was allocated to major classes of assets acquired and liabilities assumed at estimated fair values as of the acquisition date. These values are based, in part, upon preliminary appraisals for certain assets and subject to change when additional information concerning final asset and liability values is obtained. The final purchase price allocations may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. The preliminary allocation of the purchase price in each transaction is as follows (in thousands):

	Parsec	ETHH
Current assets	$43,456	$—
Property and equipment	36,314	2,170
Goodwill	39,493	—
Intangible assets	103,300	5,330
Other assets	504	—
Current liabilities	(14,332)	—
Long-term liabilities	(299)	—
	$208,436	$7,500

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(5)
Acquisitions—continued

The intangible assets represent the acquired companies’ customer relationships, trade names, and non-competition agreements. The acquired customer relationships are being amortized over a period of eight years to 16 years, tradenames are being amortized over a period of three years, and the non-competition agreements are being amortized over a period of five years to seven years. The Company used the discounted cash flow method to estimate the fair value of these acquired intangible assets.

The following unaudited pro forma results of operations present consolidated information of the Company as if Parsec and ETHH were acquired on January 1, 2023 (in thousands, except per share data):

	Pro Forma Twelve Months Ended
	December 31, 2024	December 31, 2023
Operating revenues	$2,016,365	$1,893,606
Income from operations	$211,299	$151,627
Net income	$128,653	$87,806
Earnings per common share:
Basic	$4.89	$3.34
Diluted	$4.88	$3.34

The unaudited pro forma consolidated results are presented for illustrative purposes and do not purport to represent what the results of operations would actually have been had we acquired Parsec and ETHH on January 1, 2023. Further, the financial information does not purport to project the future operating results of the Company on a consolidated basis. For the year ended December 31, 2024, actual revenue and operating income of the acquired companies included in Universal's results was $59.5 million and $2.6 million, respectively.

(6)
Accounts Receivable

Accounts receivable amounts appearing in the consolidated financial statements include both billed and unbilled receivables. We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $61.6 million and $59.7 million at December 31, 2024 and 2023, respectively. Total accounts receivable at December 31, 2022 was $350.7 million.

Accounts receivable are presented net of an allowance for credit losses. Following is a summary of the activity in the allowance for credit losses for the years ended December 31 (in thousands):

	2024	2023	2022
Balance at beginning of year	$11,229	$14,308	$7,841
(Reversals) provision for credit losses	(353)	3,773	9,775
Uncollectible accounts written off	(3,070)	(6,852)	(3,308)
Balance at end of year	$7,806	$11,229	$14,308

(7)
Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2024	2023
Transportation equipment	$627,018	$461,550
Land, buildings and related assets	272,010	256,419
Other operating assets	150,246	120,500
Information technology equipment	29,680	29,429
Construction in process	92,413	63,464
Total property and equipment	1,171,367	931,362
Less accumulated depreciation	(429,001)	(370,273)
Total property and equipment, net	$742,366	$561,089

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(8)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following items at December 31 (in thousands):

	2024	2023
Accrued payroll	$35,376	$18,047
Accrued payroll taxes	3,690	3,149
Driver escrow liabilities	3,989	3,275
Legal settlements and claims	3,200	4,050
Commissions, other taxes and other	24,489	14,541
Total	$70,744	$43,062

(9)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at	December 31,
	December 31, 2024	2024	2023
Outstanding Debt:
Revolving Credit Facility (1) (2)	5.93%	$310,851	$21,934
UACL Credit Agreement (2)
Term Loan	5.93%	51,000	69,000
Revolver	5.93%	—	—
Equipment Financing (3)	2.25% to 7.31%	278,155	156,341
Real Estate Facility (4)	6.45%	122,635	139,170
Margin Facility (5)	5.43%	—	—
Unamortized debt issuance costs		(3,556)	(4,521)
		759,085	381,924
Less current portion of long-term debt		88,812	70,689
Total long-term debt, net of current portion		$670,273	$311,235

(1) Our Revolving Credit Facility provides us with a revolving credit commitment of up to $400 million. We may borrow under the Revolving Credit Facility until maturity on September 30, 2027, and this indebtedness bears interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the Company’s leverage ratio. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At December 31, 2024, we were in compliance with all covenants under the facility, and $89.1 million was available for borrowing on the revolver.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(9)
Debt—continued

(2) Our UACL Credit Agreement provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver. The term loan matures on September 30, 2027 and is repaid in consecutive quarterly installments. The remaining term loan balance is due at maturity. We may borrow under the revolving credit facility until maturity on September 30, 2027. Borrowings bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the borrowers’ leverage ratio. The UACL Credit Agreement is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The UACL Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At December 31, 2024, we were in compliance with all covenants under the facility, and $10.0 million was available for borrowing on the revolver.

(3) Our Equipment Financing consists of a series of promissory notes issued by a wholly owned subsidiary. The equipment notes, which are secured by liens on specific titled vehicles, are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.31%.

(4) Our Real Estate Facility consists of a $165.4 million term loan, and the facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At December 31, 2024, we were in compliance with all covenants under the facility.

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At December 31, 2024, the maximum available borrowings under the line of credit were $6.0 million.

The following table reflects the maturities of our principal repayment obligations as of December 31, 2024 (in thousands):

Years Ending December 31	Revolving Credit Facility	UACL Term Loan	UACL Revolver	Equipment Financing	Real Estate Financing	Margin Facility	Total
2025	$—	$6,000	$—	$67,241	$16,535	$—	$89,776
2026	—	8,500	—	72,571	16,535	—	97,606
2027	310,851	36,500	—	62,393	16,535	—	426,279
2028	—	—	—	48,727	16,535	—	65,262
2029	—	—	—	27,223	16,535	—	43,758
Thereafter	—	—	—	—	39,960	—	39,960
Total	$310,851	$51,000	$—	$278,155	$122,635	$—	$762,641

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $73.3 million. At December 31, 2024, the fair value of the swap agreement was an asset of $1.6 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 10, “Fair Value Measurement and Disclosures” for additional information pertaining to interest rate swaps.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$26	$—	$—	$26
Marketable securities	11,590	—	—	11,590
Interest rate swap	—	1,589	—	1,589
Total Assets	$11,616	$1,589	$—	$13,205

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$168	$—	$—	$168
Marketable securities	10,772	—	—	10,772
Interest rate swap	—	1,807	—	1,807
Total Assets	$10,940	$1,807	$—	$12,747

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

December 31, 2024, 2023 and 2022

(10)
Fair Value Measurement and Disclosures—continued

Our Revolving Credit Facility, UACL Credit Agreement and Real Estate Facility consist of variable rate borrowings. We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy. The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our Equipment Financing, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying values and estimated fair values of these promissory notes at December 31, 2024 is summarized as follows:

	2024
	Carrying Value	Estimated Fair Value
Equipment promissory notes	$278,155	$279,073

We have not elected the fair value option for any of our financial instruments.

(11)
Transactions with Affiliates

Matthew T. Moroun is Chair of our Board of Directors and his son, Matthew J. Moroun, is a member of our Board. Certain Moroun family trusts beneficially own a majority of our outstanding shares. Matthew T. Moroun is trustee of these trusts with investment authority over the shares, and Frederick P. Calderone, a member of our Board, is special trustee of these trusts with voting authority over the shares. The Moroun family also owns or significantly influences the management and operating policies of other businesses engaged in transportation, insurance, business services, and real estate development and management. In the ordinary course of business, we procure from these companies certain supplementary administrative support services, including legal, human resources, tax, and IT infrastructure services. The Audit Committee of our Board reviews and approves related party transactions. The cost of these services is based on the actual or estimated utilization of the specific service.

We also purchase other services from our affiliates. The following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the years ended December 31 (in thousands):

	2024	2023	2022
Insurance	$85,388	$76,926	$73,398
Real estate rent and related costs	19,674	13,649	12,220
Administrative support services	7,890	6,377	6,036
Truck fuel, maintenance and other operating costs	13,748	9,221	7,597
Contracted transportation services	147	316	1,072
Total	$126,847	$106,489	$100,323

We pay the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliate’s trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.

We lease 25 facilities from related parties. Our occupancy is based on either month-to-month or contractual, multi-year lease arrangements which are billed and paid monthly. Leasing properties from a related party affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 13, “Leases” for further information regarding the cost of leased properties.

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling shareholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At December 31, 2024 and 2023, there were $19.5 million and $14.3 million, respectively, included in each of these accounts for insured claims with an affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At December 31, 2024 and 2023, amounts due to affiliates were $23.3 million and $20.7 million, respectively.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(11)
Transactions with Affiliates—continued

During 2024, we purchased trailers from an affiliate totaling $4.5 million. During 2023, we purchased used tractors and new trailers from affiliates totaling $6.3 million and $5.1 million, respectively. During 2023, we also contracted with an affiliate to provide real property improvements for us totaling $5.3 million.

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

	2024	2023	2022
Contracted transportation services	$1,737	$5,087	$663
Facilities and related support	2,383	1,595	240
Total	$4,120	$6,682	$903

At December 31, 2024 and 2023, amounts due from affiliates were $1.3 million and $0.7 million, respectively.

In November 2024, we sold an inactive Mexican subsidiary to an affiliate for approximately $0.1 million. The purchase price was based on the book value of the net assets sold in the transaction, and as such, no gain or loss was recorded.

In August 2023, we exercised our right of first refusal to acquire 3,750 shares of restricted stock from H.E. “Scott” Wolfe, our director, for $120,900 based on the closing market price on the effective date of the transaction.

(12)
Income Taxes

A summary of income related to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operations
U.S. Domestic	$170,903	$120,281	$221,347
Foreign	2,839	4,018	4,075
Total pre-tax income	$173,742	$124,299	$225,422

The provision (benefit) for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2024	2023	2022
Current:
U.S. Federal	$8,585	$15,603	$33,883
State	4,820	5,349	14,277
Foreign	45	26	354
Total current	13,450	20,978	48,514
Deferred:
U.S. Federal	28,107	9,612	11,530
State	1,382	639	(4,055)
Foreign	896	169	801
Total deferred	30,385	10,420	8,276
Total	$43,835	$31,398	$56,790

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(12)
Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2024	2023
Domestic deferred tax assets:
Allowance for credit losses	$1,970	$2,745
Other assets	5,304	1,781
Accrued expenses	6,756	5,579
Total domestic deferred tax assets	$14,030	$10,105
Domestic deferred tax liabilities:
Prepaid expenses	$1,987	$4,355
Marketable securities	901	692
Intangible assets	13,112	18,002
Property and equipment	107,042	66,623
Total domestic deferred tax liabilities	$123,042	$89,672
Net domestic deferred tax liabilities	$109,012	$79,567
Foreign deferred tax assets
Reserves	$329	$420
Net operating losses	1,304	2,150
Valuation allowance - foreign	(1,304)	(1,345)
Total foreign deferred tax asset	$329	$1,225
Net deferred tax liability	$108,683	$78,342

In assessing whether deferred tax assets may be realized in the future, management considers whether it is more likely than not that some portion of such tax assets will not be realized. The deferred tax assets and liabilities were reviewed separately by jurisdictions when measuring the need for valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (both ordinary income and taxable capital gains) during the periods in which those temporary differences reverse. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income, reversal of existing taxable temporary differences, projections for future taxable income over the periods in which the domestic deferred tax assets are expected to reverse, and our ability to generate future capital gains, management believes it is more likely than not that we will realize the benefits of these deductible differences. Thus, no valuation allowance has been established for the domestic deferred tax assets. As of December 31, 2023, we had foreign net operating loss carryforward associated with our Mexican subsidiary with a tax effect of $0.7 million. As of December 31, 2024, there was no such net operating loss carryforward associated with our Mexican subsidiary. At December 31, 2024 and 2023, we had foreign net operating loss carryforwards associated with our Canadian and German subsidiaries with a tax effect of $1.2 million and $1.3 million, respectively. Based on the anticipated earnings projections, management had previously recorded a full valuation allowance for the deferred tax assets associated with these entities.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(12)
Income Taxes—continued

Income tax expense attributable to income from continuing operations differs from the statutory rates as follows:

	2024	2023	2022
Federal statutory rate	21%	21%	21%
State, net of federal benefit	4%	4%	4%
Foreign	0%	0%	0%
Effective tax rate	25%	25%	25%

As of December 31, 2024, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.2 million. These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. At December 31, 2024, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months. As of December 31, 2024, the amount for both accrued interest and penalties was zero.

The changes in our gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2024	2023	2022
Unrecognized tax benefit – beginning of year	$278	$257	$226
Increases related to current year tax positions	13	36	52
Decreases related to prior year tax positions	(64)	(15)	(21)
Unrecognized tax benefit – end of year	$227	$278	$257

(13)
Leases

As of December 31, 2024, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. Our incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, we use uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate.

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of December 31, 2024, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(13)
Leases—continued

The following table summarizes our lease costs for the years ended December 31, 2024 and 2023, and related information (in thousands):

	December 31, 2024
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$9,972	$26,101	$36,073
Short-term lease cost	512	12,031	12,543
Variable lease cost	917	4,364	5,281
Total lease cost	$11,401	$42,496	$53,897

	December 31, 2023
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$9,521	$26,702	$36,223
Short-term lease cost	66	16,155	16,221
Variable lease cost	881	3,120	4,001
Total lease cost	$10,468	$45,977	$56,445

The following table summarizes other lease related information as of and for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$10,025	$26,904	$36,929
Right-of-use asset change due to lease termination	$—	$(109)	$(109)
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,916	$16,184	$20,100
Right-of-use assets obtained due to acquisition of business	$—	$432	$432
Weighted-average remaining lease term (in years)	3.8	2.9	3.1
Weighted-average discount rate	7.9%	6.0%	6.5%

	December 31, 2023
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$9,401	$26,744	$36,145
Right-of-use asset change due to lease termination	$(64)	$(144)	$(208)
Right-of-use assets obtained in exchange for new operating lease liabilities	$151	$16,118	$16,269
Weighted-average remaining lease term (in years)	4.3	3.2	3.5
Weighted-average discount rate	7.5%	5.4%	6.1%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(13)
Leases—continued

Future minimum lease payments under these operating leases as of December 31, 2024, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2025	$7,823	$25,016	$32,839
2026	5,226	21,169	26,395
2027	4,112	11,828	15,940
2028	3,916	4,603	8,519
2029	2,639	2,346	4,985
Thereafter	—	—	—
Total required lease payments	$23,716	$64,962	$88,678
Less amounts representing interest			(9,327)
Present value of lease liabilities			$79,351

(14)
Retirement Plans

We offer 401(k) defined contribution plans to our employees. The plans are administered by a company controlled by our principal shareholder and include different matching provisions typically ranging from zero to $2,080 per participant annually depending on which subsidiary or affiliate is involved. Certain of these plans also include a discretionary matching provision as determined by the Company. The total expense for contributions for 401(k) plans, including plans related to collective bargaining agreements, was $2.3 million, $1.1 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

In connection with a collective bargaining agreement that covered 14 Canadian employees at December 31, 2024, we are required to make defined contributions into the Canada Wide Industrial Pension Plan. At December 31, 2024, 2023 and 2022, the required contributions totaled approximately $7,000, $58,000 and $40,000, respectively.

In connection with our acquisition of Parsec in the fourth quarter 2024, we became enrolled in the Western Conference of Teamsters Pension Trust Fund (“WCTPT”) defined contribution pension plan. Parsec has participated in the WCTPT plan since 2023. As of December 31, 2024, 851 employees are covered under the WCTPT plan and contributions to the plan totaled approximately $0.9 million since our acquisition. As an employer sponsor of this plan we may be subject to withdraw liability from time to time. No withdraw liability exists at December 31, 2024.

(15)
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

December 31, 2024, 2023 and 2022

(15)
Stock Based Compensation—continued

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

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of our non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	100,458	$21.76
Granted	22,650	$31.96
Vested	(35,531)	$21.94
Forfeited	(2,039)	$27.59
Balance at December 31, 2024	85,538	$24.49

The total grant date fair value of vested shares recognized as compensation cost was $0.8 million, $0.3 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Included in compensation cost during the years ended December 31, 2024, 2023 and 2022 was approximately $70,000, $90,000 and $50,000, respectively, recognized as a result of the grants of stock to non-employee directors. As of December 31, 2024, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, we expect to recognize stock-based compensation expense of $0.4 million in 2025, $0.8 million in 2026, $0.6 million in 2027 and $0.3 million in 2028.

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

At December 31, 2024, approximately 46% of our employees are subject to collective bargaining agreements that are renegotiated periodically, 34% of which are subject to contracts that expire in 2025.

At December 31, 2024, our firm commitments to purchase equipment and strategic real estate, as well as for on-going construction projects totaled $77.7 million.

(17)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the years ended December 31, 2024, 2023 and 2022, there were 33,007, 23,821 and 19,837 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

In the year ended December 31, 2023, 34,045 shares were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. No such shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2024 or 2022.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(18)
Segment Reporting

During 2024, we changed the way we aggregate our business units and adopted a new segment reporting structure. In connection with this change, the historical results of the terminated company-managed brokerage business is included in other non-reportable segments. As a result, we now report our financial results in three distinct reportable segments: contract logistics, intermodal and trucking, which are based primarily on the services each segment provides. This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria.

Operations aggregated in our contract logistics segment deliver value-added or dedicated transportation services to support in-bound logistics to industrial customers and major retailers on a contractual basis, generally pursuant to terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers (broker carriers). Operations included in our trucking segment are associated with individual freight shipments coordinated by our agents and company-managed terminals using a mix of owner-operators, company equipment and broker carriers. Other non-reportable segments are comprised of legacy company-managed brokerage operations and the Company’s subsidiaries that provide support services to other subsidiaries.

The Company’s President and Chief Executive Officer serves as our Chief Operating Decision Maker (CODM). Our CODM is responsible for reviewing segment performance and making decisions regarding the allocation of resources. The CODM uses income from operations compared to budgeted, forecasted, and prior period amounts to assess segment performance. Separate balance sheets are not prepared by segment, and we do not provide asset information by segment to the CODM.

The following tables summarize information about our reportable segments for the fiscal years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$1,129,658	$308,744	$331,982	$75,651	$1,846,035

Operating expenses:
Purchased transportation and equipment rent	13,024	134,107	251,567	84,250	482,948
Direct personnel and related benefits	497,870	73,557	4,385	7,439	583,251
Operating supplies and expenses	249,090	37,984	12,453	(3,969)	295,558
Commission expense	93	1,889	25,303	—	27,285
Occupancy expense	29,440	17,646	265	(3,142)	44,209
Depreciation and amortization	53,521	32,944	7,146	30,577	124,188
Other segment expenses (3)	67,536	38,358	9,900	(30,310)	85,484
Total operating expenses	910,574	336,485	311,019	84,845	1,642,923
Income from operations	$219,084	$(27,741)	$20,963	$(9,194)	$203,112

(1) Eliminated intersegment revenues in the contract logistics, intermodal and trucking segments were $0.2 million, $3.0 million, and $0.1 million, respectively.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment expenses include general and administrative, insurance and claims, impairments, and other corporate allocations to reportable segments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(18)
Segment Reporting—continued

	2023 (Recast)
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$829,574	$382,610	$333,211	$116,744	$1,662,139

Operating expenses:
Purchased transportation and equipment rent	14,492	183,808	258,399	114,514	571,213
Direct personnel and related benefits	447,559	80,831	5,104	9,285	542,779
Operating supplies and expenses	124,431	45,427	8,625	(7,489)	170,994
Commission expense	151	2,252	28,967	—	31,370
Occupancy expense	28,530	17,590	185	(2,004)	44,301
Depreciation and amortization	40,483	25,153	2,032	9,368	77,036
Other segment expenses (3)	46,176	25,945	12,641	(5,760)	79,002
Total operating expenses	701,822	381,006	315,953	117,914	1,516,695
Income from operations	$127,752	$1,604	$17,258	$(1,170)	$145,444

(1) Eliminated intersegment revenues in the contract logistics, intermodal and trucking segments were $0.6 million, $3.0 million, and $0.6 million, respectively.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment expenses include general and administrative, insurance and claims, and other corporate allocations to reportable segments.

	2022 (Recast)
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$823,934	$622,615	$392,639	$176,268	$2,015,456

Operating expenses:
Purchased transportation and equipment rent	25,387	357,339	308,973	155,715	847,414
Direct personnel and related benefits	446,248	57,732	4,795	11,488	520,263
Operating supplies and expenses	127,994	49,583	7,415	(7,552)	177,440
Commission expense	339	5,546	34,403	—	40,288
Occupancy expense	24,229	15,891	217	949	41,286
Depreciation and amortization	38,374	23,210	2,494	12,579	76,657
Other segment expenses (3)	42,926	28,277	6,778	(6,308)	71,673
Total operating expenses	705,497	537,578	365,075	166,871	1,775,021
Income from operations	$118,437	$85,037	$27,564	$9,397	$240,435

(1) Eliminated intersegment revenues in the contract logistics, intermodal and trucking segments were $4.7 million, $8.5 million, and $0.2 million, respectively.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment expenses include general and administrative, insurance and claims, and other corporate allocations to reportable segments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2024, 2023 and 2022

(18)
Segment Reporting—continued

We provide a portfolio of transportation and logistics services to a wide range of customers throughout the United States and in Mexico, Canada and Colombia. Revenues attributed to geographic areas are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$1,791,204	$1,622,993	$1,977,339
Mexico	49,275	30,462	22,889
Canada	3,377	5,846	13,175
Colombia	2,179	2,838	2,053
Total	$1,846,035	$1,662,139	$2,015,456

Net long-lived assets by geographic area are presented in the table below (in thousands):

	Year Ended December 31,
	2024	2023
United States	$767,693	$599,974
Mexico	47,652	46,999
Colombia	1,024	1,324
Total	$816,369	$648,297

(19)
Subsequent Events

On February 6, 2025, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to shareholders of record at the close of business on March 3, 2025 and is expected to be paid on April 1, 2025. Declaration of future cash dividends is subject to final determination by the Board each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

On February 27, 2025, the Company closed on the purchase of a terminal in Memphis, TN. The purchase price was $30.0 million. The Company used funds borrowed under its existing line of credit to fund the balance at closing.

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

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, as described below. However, after giving full consideration to the material weakness described below, and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

Based on our assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was ineffective, due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2024, we identified a material weakness resulting from errors in our financial statement preparation and the accounting for non-routine transactions that created changes within our business. The primary cause of the errors was the need for additional technical accounting resources to allow us to accurately record and properly present our financial statements and related disclosures.

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report included herein. This report contains an adverse opinion on the effectiveness of our internal control over financial reporting.

The scope of management’s assessment as of December 31, 2024 did not include an assessment of the internal controls over financial reporting during 2024 for Parsec, LLC, OB Leasing, LLC, or Parsec Intermodal of Canada Ltd. (collectively “Parsec”), which were acquired during 2024. Management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 Parsec’s internal control over financial reporting associated with total assets of 11.8% and total revenues of 3.2% of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

Remediation and Plans for Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. Management is currently in the process of planning for and implementing remediation efforts to address the identified material weakness. We plan on remediating our material weakness by enhancing our internal staff of accounting and financial reporting employees with employees that have the requisite technical accounting knowledge. We also plan to expand our use of external consulting firms to provide advisory support for technical accounting guidance. We further intend to design and implement controls to formalize review procedures around the financial close process with appropriate segregation of duties.

Management believes the steps outlined above will resolve the material weakness identified. We will continue to monitor and improve our internal controls over financial reporting. We may take additional steps or modify our plans for remediation to provide for reasonable assurance that we effectively maintain internal controls over financial reporting. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Universal Logistics Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Universal Logistics Holdings, Inc. (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management identified a material weakness resulting from errors in the financial statement preparation and the accounting for non-routine transactions that created changes within the Company’s business. The primary driver of the errors was the need for additional technical accounting resources to allow the Company to accurately record and properly present their financial statements and related disclosures.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 17, 2025 which expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Parsec, LLC, OB Leasing, LLC, or Parsec Intermodal of Canada Ltd. (collectively “Parsec”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 11.8 and 3.2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, Parsec was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Parsec.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 17, 2025

ITEM 9B: OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item, with the exception of the Code of Business Conduct and Ethics (“Code of Business Conduct”) discussed below, is incorporated herein by reference to the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024, in connection with the solicitation of proxies for the Company’s 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) and is incorporated herein by reference.

We adopted our Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer and all other officers, employee associates, and directors. The Code of Business Conduct is available on our website, www.universallogistics.com in the “Investor Relations” section. We will provide a hard copy of the Code of Business Conduct, free of charge, to any shareholder who requests it in writing from our Secretary. We will post on our website any amendment to, or waiver from, any provision of our Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (if any) within four business days of any such event.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

The following table presents information about equity plans under which equity securities of the Company are authorized for issuance at December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	85,538	$—	(1)	748,455
Equity compensation plans not approved by security holders	—	$—		—
Total	85,538	$—	(1)	748,455

(1) Reflects shares to be issued under restricted stock bonus awards, which do not have an exercise price. As of December 31, 2024, the Company has no outstanding options, warrants or rights that require payment of an exercise price.

The remaining information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Financial Statements

(2)
Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included elsewhere in this Form 10-K.

(3)
Exhibits

Exhibit No.	Description

2.1	Equity Purchase Agreement dated September 30, 2024 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2024)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

3.2	Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i)-1 and 3(i)-2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012)

3.3	Certificate of Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016)

3.4	Sixth Amended and Restated Bylaws, effective February 14, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2024)

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on November 15, 2004)

4.2*	Description of Capital Stock of the Registrant

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
10.5

Confirmation of Transaction, dated April 29, 2022, between Fifth Third Bank, N.A. and UTSI Finance, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2022)

10.6

Second Amendment Agreement dated April 5, 2024 among Universal Management Services, Inc., certain of its affiliates identified therein as Borrowers, KeyBank National Association, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2024)

10.7

Credit and Security Agreement dated September 30, 2022 among UACL Logistics Holdings, LLC, certain of its affiliates identified therein as Borrowers, KeyBank National Association, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 3, 2022

10.8+	Employment Agreement between the Registrant and Tim Phillips (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2020)

10.9

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers with reporting obligations under Section 16 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 27, 2023)

10.10

Composite Sublease Agreement dated August 12, 2024 between Universal Development of Tennessee, LLC and Ford Motor Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2024)

10.11

Limited Indemnity Agreement dated August 12, 2024 between Universal Logistics Holdings, Inc. and Ford Motor Company (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 13, 2024)

19.1*	Securities Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

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

Date: March 17, 2025

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

Signatures	Title	Date

/s/ Tim Phillips	Chief Executive Officer	March 17, 2025
Tim Phillips	(Principal Executive Officer)
/s/ Jude Beres	Chief Financial Officer and Treasurer	March 17, 2025
Jude Beres	(Principal Financial and Accounting Officer)
/s/ Matthew T. Moroun	Chairman of the Board	March 17, 2025
Matthew T. Moroun
/s/ Matthew J. Moroun	Director	March 17, 2025
Matthew J. Moroun
/s/ Grant Belanger	Director	March 17, 2025
Grant Belanger
/s/ Frederick P. Calderone	Director	March 17, 2025
Frederick P. Calderone
/s/ Daniel J. Deane	Director	March 17, 2025
Daniel J. Deane
/s/ Clarence W. Gooden	Director	March 17, 2025
Clarence W. Gooden
/s/ Marcus D. Hudson	Director	March 17, 2025
Marcus D. Hudson
/s/ Michael A. Regan	Director	March 17, 2025
Michael A. Regan
/s/ Richard P. Urban	Director	March 17, 2025
Richard P. Urban
/s/ H.E. “Scott” Wolfe	Director	March 17, 2025
H. E. “Scott” Wolfe