Form 10-Q
period 2025-03-29
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2025-05-08
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-51142

UNIVERSAL LOGISTICS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	38-3640097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 5, 2025, was 26,333,238.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	March 29, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$20,602	$19,351
Marketable securities	11,989	11,590
Accounts receivable – net of allowance for credit losses of $6,072 and $7,806, respectively	259,188	293,646
Contract assets	30,360	29,752
Other receivables	32,595	30,174
Prepaid expenses and other	33,324	23,962
Due from affiliates	1,035	1,338
Total current assets	389,093	409,813
Property and equipment – net of accumulated depreciation of $447,849 and $429,001, respectively	763,849	742,366
Operating lease right-of-use asset	96,980	74,003
Goodwill	206,756	206,756
Intangible assets – net of accumulated amortization of $160,789 and $155,290, respectively	143,072	150,926
Contract assets, net of current portion	196,114	198,059
Deferred income taxes	329	329
Other assets	4,012	4,585
Total assets	$1,800,205	$1,786,837
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,948	$59,977
Current portion of long-term debt	91,581	88,812
Current portion of operating lease liabilities	30,543	28,563
Accrued expenses and other current liabilities	63,662	70,744
Insurance and claims	34,594	32,837
Due to affiliates	24,183	23,258
Income taxes payable	6,335	377
Total current liabilities	328,846	304,568
Long-term liabilities:
Long-term debt, net of current portion	645,153	670,273
Operating lease liabilities, net of current portion	71,606	50,788
Deferred income taxes	106,612	109,012
Other long-term liabilities	1,586	5,173
Total long-term liabilities	824,957	835,246
Stockholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 26,332,864 and 26,319,754 shares issued; 26,330,436 and 26,317,326 shares outstanding, respectively	26,333	26,320
Paid-in capital	5,388	5,016
Treasury stock, at cost; 2,428 shares	(107)	(107)
Retained earnings	626,268	623,018
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $255 and $412, respectively	758	1,177
Foreign currency translation adjustments	(12,238)	(8,401)
Total stockholders’ equity	646,402	647,023
Total liabilities and stockholders’ equity	$1,800,205	$1,786,837

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Operating revenues:
Truckload services	$37,778	$42,030
Brokerage services	20,265	59,614
Intermodal services	68,455	76,715
Dedicated services	85,007	88,316
Value-added services	170,885	225,232
Total operating revenues	382,390	491,907
Operating expenses:
Purchased transportation and equipment rent	79,743	124,633
Direct personnel and related benefits	164,501	140,805
Operating supplies and expenses	51,328	92,824
Commission expense	4,255	6,610
Occupancy expense	11,253	10,568
General and administrative	13,177	13,507
Insurance and claims	6,965	7,167
Depreciation and amortization	35,488	20,701
Total operating expenses	366,710	416,815
Income from operations	15,680	75,092
Interest income	2,928	218
Interest expense	(11,152)	(6,297)
Other non-operating income	578	1,104
Income before income taxes	8,034	70,117
Income tax expense	2,020	17,660
Net income	$6,014	$52,457
Earnings per common share:
Basic	$0.23	$1.99
Diluted	$0.23	$1.99
Weighted average number of common shares outstanding:
Basic	26,320	26,307
Diluted	26,346	26,328
Dividends declared per common share	$0.105	$0.105

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Net Income	$6,014	$52,457
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(158) and $202, respectively	(419)	607
Foreign currency translation adjustments	(3,837)	746
Total other comprehensive income (loss)	(4,256)	1,353
Total comprehensive income	$1,758	$53,810

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$6,014	$52,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,488	20,701
Noncash lease expense	7,924	7,510
Gain on marketable equity securities	(537)	(990)
Loss (gain) on disposal of property and equipment	16	(85)
Amortization of debt issuance costs	241	241
Stock-based compensation	385	700
Provision for credit losses	(256)	(819)
Deferred income taxes	(2,400)	11,279
Change in assets and liabilities:
Trade and other accounts receivable	35,505	3,578
Contract assets, prepaid expenses and other assets	(5,522)	(89,883)
Principal reduction in operating lease liabilities	(8,251)	(7,703)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	18,061	41,313
Due to/from affiliates, net	1,227	2,143
Other long-term liabilities	(3,587)	(3,561)
Net cash provided by operating activities	84,308	36,881
Cash flows from investing activities:
Capital expenditures	(52,573)	(68,572)
Proceeds from the sale of property and equipment	940	202
Proceeds from the sale of marketable securities	138	—
Net cash used in investing activities	(51,495)	(68,370)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	129,844	114,785
Repayments of debt - revolving debt	(115,301)	(98,945)
Proceeds from borrowing - term debt	5,284	47,091
Repayments of debt - term debt	(42,420)	(30,989)
Dividends paid	(2,764)	(2,762)
Net cash provided by (used in) financing activities	(25,357)	29,180
Effect of exchange rate changes on cash and cash equivalents	(6,205)	922
Net increase (decrease) in cash	1,251	(1,387)
Cash and cash equivalents – beginning of period	19,351	12,511
Cash and cash equivalents – end of period	$20,602	$11,124
Supplemental cash flow information:
Cash paid for interest	$8,978	$6,108
Cash paid for income taxes	$541	$159
Non-cash operating and financing activities:
During the thirteen-week period ended March 29, 2025, the Company had non-cash activities resulting from the $2.8 million of declared dividends that were unpaid as of the end of the period.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2023	$31,008	$5,103	$(96,840)	$595,450	$(2,523)	$532,198
Net income	—	—	—	52,457	—	52,457
Comprehensive income (loss)	—	—	—	—	1,353	1,353
Dividends ($0.105 per share)	—	—	—	(2,762)	—	(2,762)
Stock based compensation	33	667	—	—	—	700
Retirement of treasury stock	(4,723)	(831)	96,840	(91,286)	—	—
Balances – March 30, 2024	$26,318	$4,939	$—	$553,859	$(1,170)	$583,946

Balances – December 31, 2024	$26,320	$5,016	$(107)	$623,018	$(7,224)	$647,023
Net income	—	—	—	6,014	—	6,014
Comprehensive income (loss)	—	—	—	—	(4,256)	(4,256)
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	13	372	—	—	—	385
Balances – March 29, 2025	$26,333	$5,388	$(107)	$626,268	$(11,480)	$646,402

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)
Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. and its wholly-owned subsidiaries (“Universal”) have been prepared by the Company’s management. In these notes, the terms “us,” “we,” “our,” or the “Company” refer to Universal and its consolidated subsidiaries. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2024 and 2023 and for each of the years in the three-year period ended December 31, 2024 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks.

During the first quarter of 2025, the Company identified certain triggering events related to components of the intermodal reporting segment. In accordance with ASC 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company evaluated certain indefinite and long lived tangible and intangible assets for impairment. The results of those procedures concluded that no impairments were present.

Current Economic Conditions

The Company makes estimates and assumptions that affect reported amounts and disclosures included in its financial statements and accompanying notes and assesses certain accounting matters that require consideration of forecasted financial information. The Company's assumptions about future conditions important to these estimates and assumptions are subject to uncertainty, including disruptions to the global supply chain resulting from new or additional tariffs and the negative impact inflationary pressures can have on our operating costs. Prolonged periods of inflation could cause interest rates, equipment, maintenance, labor and other operating costs to continue to increase. New or increased tariffs on imported goods could also impose additional costs on our business or cause disruption in global supply chains. Such disruptions could lead to a decrease in shipping volumes, which would have an adverse impact on our revenues and results of operations.

(2)
Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU modifies income tax disclosures by requiring greater disaggregation of information in the rate reconciliations and disclosure of income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 31, 2024, using a prospective approach. Early adoption and retrospective application are permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about certain categories of expenses. This ASU is effective for fiscal years beginning after December 15, 2026. We are currently evaluating the impact of the new standard on our consolidated financial statements and disclosures.

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	March 29, 2025	December 31, 2024
Contract assets	$30,360	$29,752
Contract assets, net of current portion	196,114	198,059
Total	$226,474	$227,811

We generally receive payment for performance obligations within 45 days of completion of transportation services and 65 days for completion of value-added services. As it relates to our specialty development project, we will receive payments in 120 equal monthly installments. Contract assets in the table above generally relates to revenue recognized in excess of billings for our specialty development project, as well as revenue in-transit at the end of the reporting period. During the thirteen-week periods ended March 29, 2025 and March 30, 2024, we recorded $2.9 million and $0.2 million of interest income, respectively, related to the specialty development project. As of December 31, 2023, the contract asset balance was $0.7 million. As of March 29, 2025 and December 31, 2024, the amortization of the contract asset for cash payments received was $2.8 million and $0.9 million, respectively.

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

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	March 29, 2025	December 31, 2024
Fair value	$11,989	$11,590
Cost basis	7,087	7,264
Unrealized gain	$4,902	$4,326

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	March 29, 2025	December 31, 2024
Gross unrealized gains	$5,340	$4,926
Gross unrealized losses	(438)	(600)
Net unrealized gains	$4,902	$4,326

The following table sets forth the Company's net realized gains (losses) on marketable securities (in thousands):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Realized gain
Sale proceeds	$138	$—
Cost basis of securities sold	119	—
Realized gain	$19	$—

Realized gain, net of taxes	$14	$—

The Company did not sell marketable equity securities during the thirteen-week period ended March 30, 2024.

During the thirteen-week periods ended March 29, 2025 and March 30, 2024, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $518,000 and $990,000, respectively, which was reported in other non-operating income for the period.

(5)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 29, 2025	December 31, 2024

Accrued payroll	$31,058	$35,376
Accrued payroll taxes	5,615	3,690
Driver escrow liabilities	3,431	3,989
Legal settlements and claims	3,200	3,200
Commissions, other taxes and other	20,358	24,489
Total	$63,662	$70,744

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at March 29, 2025	March 29, 2025	December 31, 2024
Outstanding Debt:
Revolving Credit Facility (1) (2)	5.92%	$325,395	$310,851
UACL Credit Agreement (2)
Term Loan	5.92%	31,500	51,000
Revolver	5.92%	—	—
Equipment Financing (3)	2.25% to 7.31%	264,653	278,155
Real Estate Facility (4)	6.44%	118,501	122,635
Margin Facility (5)	6.57%	—	—
Unamortized debt issuance costs		(3,315)	(3,556)
		736,734	759,085
Less current portion of long-term debt		91,581	88,812
Total long-term debt, net of current portion		$645,153	$670,273

(1) Our Revolving Credit Facility provides us with a revolving credit commitment of up to $400 million. We may borrow under the Revolving Credit Facility until maturity on September 30, 2027, and this indebtedness bears interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the Company’s leverage ratio. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At March 29, 2025, we were in compliance with all covenants under the facility, and $74.6 million was available for borrowing on the revolver.

(2) Our UACL Credit Agreement provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver. The term loan matures on September 30, 2027 and is repaid in consecutive quarterly installments. The remaining term loan balance is due at maturity. We may borrow under the revolving credit facility until maturity on September 30, 2027. Borrowings bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the borrowers’ leverage ratio. The UACL Credit Agreement is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The UACL Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At March 29, 2025, we were in compliance with all covenants under the facility, and $10.0 million was available for borrowing on the revolver.

(3) Our Equipment Financing consists of a series of promissory notes issued by wholly owned subsidiaries. The equipment notes are secured by liens on specific titled vehicles or operating equipment. The notes are generally payable in 60 monthly installments and bear interest at fixed rates ranging from 2.25% to 7.31%. One equipment note is payable in 72 monthly installment and bears interest at Term SOFR, plus an applicable margin equal to 2.25%.

(4) Our Real Estate Facility consists of a $165.4 million term loan, and the facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At March 29, 2025, we were in compliance with all covenants under the facility.

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At March 29, 2025, the maximum available borrowings under the line of credit were $6.0 million.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)
Debt – continued

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $71.7 million. At March 29, 2025, the fair value of the swap agreement was an asset of $1.0 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 7 for additional information pertaining to interest rate swaps.

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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 29, 2025
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$10	$—	$—	$10
Marketable securities	11,989	—	—	11,989
Interest rate swap	—	1,013	—	1,013
Total	$11,999	$1,013	$—	$13,012

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$26	$—	$—	$26
Marketable securities	11,590	—	—	11,590
Interest rate swap	—	1,589	—	1,589
Total	$11,616	$1,589	$—	$13,205

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

Our Revolving Credit Facility, UACL Credit Agreement, Real Estate Facility and one equipment note consist of variable rate borrowings. We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy. The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our Equipment Financing with fixed rates, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at March 29, 2025 is summarized as follows:

	Carrying Value	Estimated Fair Value
Equipment promissory notes	$249,090	$249,603

We have not elected the fair value option for any of our financial instruments.

(8)
Leases

As of March 29, 2025, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. Our incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, we use uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate.

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of March 29, 2025, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Leases – continued

The following table summarizes our lease costs for the thirteen weeks ended March 29, 2025 and March 30, 2024 (in thousands):

	Thirteen Weeks Ended March 29, 2025
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,732	$6,578	$9,310
Short-term lease cost	211	3,882	4,093
Variable lease cost	188	1,515	1,703
Total lease cost	$3,131	$11,975	$15,106

	Thirteen Weeks Ended March 30, 2024
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,426	$6,375	$8,801
Short-term lease cost	17	2,735	2,752
Variable lease cost	242	1,207	1,449
Total lease cost	$2,685	$10,317	$13,002

The following table summarizes other lease related information as of and for the thirteen week periods ended March 29, 2025 and March 30, 2024 (in thousands):

	Thirteen Weeks Ended March 29, 2025
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$2,748	$6,836	$9,584
Right-of-use assets obtained in exchange for new operating lease liabilities	$30,620	$40	$30,660
Weighted-average remaining lease term (in years)	6.9	2.8	4.7
Weighted-average discount rate	6.6%	6.1%	6.4%

	Thirteen Weeks Ended March 30, 2024
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$2,439	$6,545	$8,984
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,271	$343	$2,614
Weighted-average remaining lease term (in years)	4.3	3.0	3.4
Weighted-average discount rate	7.7%	5.5%	6.2%

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Leases – continued

Future minimum lease payments under these operating leases as of March 29, 2025, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2025 (remaining)	$9,473	$18,289	$27,762
2026	10,336	21,169	31,505
2027	9,339	11,828	21,167
2028	9,327	4,603	13,930
2029	8,560	2,346	10,906
Thereafter	12,832	—	12,832
Total required lease payments	$59,867	$58,235	$118,102
Less amounts representing interest			(15,953)
Present value of lease liabilities			$102,149

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

We also purchase other services from our affiliates. The following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the thirteen weeks ended March 29, 2025 and March 30, 2024 (in thousands):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024

Insurance	$23,067	$21,421
Real estate rent and related costs	3,886	3,508
Administrative support services	2,001	1,867
Truck fuel, maintenance and other operating costs	1,553	4,341
Contracted transportation services	1	36
Total	$30,508	$31,173

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

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling stockholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At March 29, 2025 and December 31, 2024, there were $22.1 million and $19.5 million, respectively, included in each of these accounts for insured claims.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)
Transactions with Affiliates – continued

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At March 29, 2025 and December 31, 2024, amounts due to affiliates were $24.2 million and $23.3 million, respectively.

During the thirteen weeks March 29, 2025, we contracted with an affiliate to provide real property improvements for us totaling $4.4 million. There were no such purchases made during the thirteen weeks ended March 30, 2024.

During the thirteen weeks ended March 30, 2024, we purchased trailers from an affiliate totaling $1.6 million. There were no such purchases made during the thirteen weeks ended March 29, 2025.

Services provided by Universal to Affiliates

We periodically assist companies that are owned by our controlling stockholder by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to affiliates for the thirteen weeks and ended March 29, 2025 and March 30, 2024 (in thousands):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Contracted transportation services	$118	$230
Facilities and related support	643	660
Total	$761	$890

At March 29, 2025 and December 31, 2024, amounts due from affiliates were $1.0 million and $1.3 million, respectively.

(10)
Stock Based Compensation

In February 2025, we granted 24,195 shares of restricted stock under our equity plan to certain employees, including 5,887 shares to our Chief Executive Officer and 7,521 shares to our Chief Financial Officer. The restricted stock awards have a grant date fair value of $29.73 per share, based on the closing price of our stock. The shares will vest in four equal installments on each March 15 in 2026, 2027, 2028, and 2029, subject to their continued employment with us.

In February 2025, we granted 1,904 shares of restricted stock under our equity plan to one of our employees. This restricted stock award has a fair value of $27.46 per share, based on the closing price of our stock on the grant date. The shares will vest in four equal installments on each March 15 in 2026, 2027, 2028, and 2029, subject to their continued employment with us.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)
Stock Based Compensation – continued

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of our non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	85,538	$24.49
Granted	26,099	$29.56
Vested	(13,110)	$29.35
Forfeited	—	$—
Balance at March 29, 2025	98,527	$25.19

In the thirteen week periods ended March 29, 2025 and March 30, 2024, the total grant date fair value of vested shares recognized as compensation costs was $0.4 million and $0.7 million, respectively. As of March 29, 2025, there was approximately $2.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, we expect to recognize stock-based compensation expense of $1.0 million in 2026, $0.8 million in 2027, $0.5 million in 2028 and $0.2 million in 2029.

(11)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks ended March 29, 2025 and March 30, 2024, there were 26,221 and 21,011 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

No shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share due to anti-dilution during the thirteen weeks ended March 29, 2025 or March 30, 2024.

(12)
Dividends

On February 6, 2025, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on April 1, 2025 to shareholders of record at the close of business on March 3, 2025. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)
Segment Reporting – continued

The following tables summarize information about our reportable segments for the thirteen week periods ended March 29, 2025 and March 30, 2024 (in thousands):

	Thirteen Weeks Ended March 29, 2025
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$255,892	$70,697	$55,582	$219	$382,390

Operating expenses:
Purchased transportation and equipment rent	3,401	32,996	41,044	2,302	79,743
Direct personnel and related benefits	145,021	17,952	1,528	—	164,501
Operating supplies and expenses	41,249	10,037	2,460	(2,418)	51,328
Commission expense	16	583	3,656	—	4,255
Occupancy expense	7,119	4,762	37	(665)	11,253
Depreciation and amortization	20,723	7,223	2,206	5,336	35,488
Other segment expenses (3)	14,504	7,853	2,461	(4,676)	20,142
Total operating expenses	232,033	81,406	53,392	(121)	366,710
Income from operations	$23,859	$(10,709)	$2,190	$340	$15,680

(1) Eliminated intersegment revenues in the contract logistics, intermodal and trucking segments were $0.1 million, $1.1 million, and $0.0 million, respectively.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment expenses include general and administrative, insurance and claims, and other corporate allocations to reportable segments.

	Thirteen Weeks Ended March 30, 2024 (Recast)
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$313,548	$78,363	$69,655	$30,341	$491,907

Operating expenses:
Purchased transportation and equipment rent	3,474	36,112	53,698	31,349	124,633
Direct personnel and related benefits	117,567	19,814	1,092	2,332	140,805
Operating supplies and expenses	80,923	11,177	2,231	(1,507)	92,824
Commission expense	12	450	6,148	—	6,610
Occupancy expense	7,039	4,390	67	(928)	10,568
Depreciation and amortization	10,145	7,975	563	2,018	20,701
Other segment expenses (3)	12,922	6,737	2,187	(1,172)	20,674
Total operating expenses	232,082	86,655	65,986	32,092	416,815
Income from operations	$81,466	$(8,292)	$3,669	$(1,751)	$75,092

(1) Eliminated intersegment revenues in the contract logistics, intermodal and trucking segments were $0.1 million, $0.4 million, and $0.1 million, respectively.

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

At March 29, 2025, approximately 43% of our employees were subject to collective bargaining agreements that are renegotiated periodically, 24% of which are subject to contracts that expire in 2025.

(15)
Subsequent Events

On April 24, 2025, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on July 1, 2025 to stockholders of record at the close of business on June 2, 2025. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

On April 10, 2025, the Company closed on the purchase of a terminal in Savannah, GA. The purchase price was $16.0 million. The Company used funds borrowed under its existing line of credit to fund the balance at closing.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Form 10-Q are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “expect,” “believe,” “targets,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Part I, Item 1A in our Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of this Form 10-Q, as well as any other cautionary language in these filings, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Overview

Universal Logistics Holdings, Inc. is a holding company incorporated in Nevada on May 1, 2025 and previously incorporated in Michigan on December 11, 2001. Our subsidiaries provide a variety of customized transportation and logistics solutions throughout the United States and in Mexico, Canada and Colombia. Our operating subsidiaries provide customers with a broad scope of services across their entire supply chain, including truckload, brokerage, intermodal, dedicated and value-added services.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 and the unaudited Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q.

Current Economic Conditions

A prolonged period of inflationary pressures could cause interest rates, equipment, maintenance, labor and other operating costs to continue to increase. If the Company is unable to offset rising costs through corresponding customer rate increases, such increases could adversely affect our results of operations. New or increased tariffs on imported goods could also impose additional costs on our business or cause disruption in global supply chains. Such disruptions could lead to a decrease in shipping volumes, which would have an adverse impact on our revenues and results of operations.

While operating cash flows may be negatively impacted by inflation-driven cost increases or reductions in shipping volumes, the Company believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and loans and extensions of credit under our credit facilities and on margin against our marketable securities. Should the impact of inflation-driven cost increases last longer than anticipated, and/or our cash flow from operations decline more than expected, we may need to obtain additional financing. The Company’s ability to fund future operating expenses and capital expenditures, as well as its ability to meet future debt service obligations or refinance indebtedness will depend on future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services are associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services are provided to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks ended March 29, 2025 and March 30, 2024, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Operating revenues:
Truckload services	9.9%	8.5%
Brokerage services	5.3	12.1
Intermodal services	17.9	15.6
Dedicated services	22.2	18.0
Value-added services	44.7	45.8
Total operating revenues	100.0%	100.0%

Results of Operations

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended March 29, 2025 and March 30, 2024:

	Thirteen Weeks Ended
	March 29, 2025		March 30, 2024		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$382,390	100.0%	$491,907	100.0%	(22.3)%
Operating expenses:
Purchased transportation and equipment rent	79,743	20.9	124,633	25.3	(36.0)
Direct personnel and related benefits	164,501	43.0	140,805	28.6	16.8
Operating supplies and expenses	51,328	13.4	92,824	18.9	(44.7)
Commission expense	4,255	1.1	6,610	1.3	(35.6)
Occupancy expense	11,253	2.9	10,568	2.1	6.5
General and administrative	13,177	3.4	13,507	2.7	(2.4)
Insurance and claims	6,965	1.8	7,167	1.5	(2.8)
Depreciation and amortization	35,488	9.3	20,701	4.2	71.4
Total operating expenses	366,710	95.9	416,815	84.7	(12.0)
Income from operations	15,680	4.1	75,092	15.3	(79.1)
Interest income (expense), net	(8,224)	(2.2)	(6,079)	(1.2)	35.3
Other non-operating income	578	0.2	1,104	0.2	(47.6)
Income before income taxes	8,034	2.1	70,117	14.3	(88.5)
Income tax expense	2,020	0.5	17,660	3.6	(88.6)
Net income	$6,014	1.6%	$52,457	10.7%	(88.5)%

Thirteen Weeks Ended March 29, 2025 Compared to Thirteen Weeks Ended March 30, 2024

Operating revenues. The overall decrease in revenue was attributable to decreases in both our transportation and our logistics operations. Operating revenues in the first quarter 2025 included $56.4 million attributable to our recent acquisition of Parsec. First quarter 2024 revenues included $95.3 million attributable to our specialty development project in Stanton, TN, which was completed last year, and $29.4 million of revenue attributable to our now closed company-managed brokerage operation. First quarter 2025 operating revenues included separately-identified fuel surcharges of $20.9 million compared to $24.7 million in the first quarter 2024. Also included in operating revenues were other accessorial charges such as detention, demurrage and storage, which totaled $8.8 million during the first quarter 2025 compared to $8.5 million one year earlier.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. These fluctuations are generally correlated with changes in demand for transactional transportation-related services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. In the first quarter 2025, transactional transportation-related service revenues decreased 29.1% compared to the prior year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The increase in the first quarter 2025 was due to an increase in headcount in our contract logistics business due to the acquisition of Parsec. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main elements driving the decrease were expenses incurred in the prior year in connection with the contract logistics specialty development project, which was completed in 2024.

Commission expense. Commission expense decreased due to decreased revenue in our agency-based truckload business.

Occupancy expense. The increase in occupancy expense was attributable to an increase in building rents and property taxes.

General and administrative. The decrease in general and administrative expense was primarily due to a decrease in salaries, wages and benefits.

Insurance and claims. The decrease in insurance and claims expense was primarily due to a decrease in cargo claims.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from a $14.1 million increase in depreciation expense and a $0.7 million increase in amortization expense.

Interest expense, net. The increase in net interest expense reflects an increase in our outstanding borrowings. As of March 29, 2025, our outstanding borrowings were $740.0 million compared to $418.4 million at March 30, 2024.

Other non-operating income. Other non-operating income for the first quarter 2025 includes a $0.5 million pre-tax holding gain on marketable securities due to changes in fair value recognized in income compared to $1.0 million of pre-tax holding gains in the first quarter 2024.

Income tax expense. Our effective income tax rate was 25.1% in the first quarter 2025 compared to 25.2% in the first quarter 2024. The decrease in income tax expense is primarily the result of a decrease in taxable income.

Segment Financial Results

We report our financial results in three distinct reportable segments: contract logistics, intermodal, and trucking, which are based primarily on the services each segment provides. This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria.

The following tables summarize information about our reportable segments for the thirteen weeks ended March 29, 2025 and March 30, 2024 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Contract logistics	$255,892	$313,548
Intermodal	70,697	78,363
Trucking	55,582	69,655
Other	219	30,341
Total operating revenues	$382,390	$491,907

	Income from Operations
	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Contract logistics	$23,859	$81,466
Intermodal	(10,709)	(8,292)
Trucking	2,190	3,669
Other	340	(1,751)
Total income from operations	$15,680	$75,092

Thirteen Weeks Ended March 29, 2025 Compared to Thirteen Weeks Ended March 30, 2024

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues decreased 18.4%. Operating revenues in the first quarter 2025 included $56.4 million from the recent acquisition of Parsec. First quarter 2024 revenues included $95.3 million attributable to our specialty development project in Stanton, TN, which was completed last year. At the end of the first quarter 2025, we managed 87 value-added programs, compared to 71 in the first quarter 2024. Included in contract logistics segment revenues for the thirteen weeks ended March 29, 2025, were $8.6 million in separately identified fuel surcharges from dedicated transportation services, unchanged from the same period last year. Income from operations decreased $57.6 million and operating margin, as a percentage of revenue was 9.3% for the first quarter 2025, compared to 26.0% in the first quarter 2024.

Operating revenues in the intermodal segment decreased 9.8% primarily due to a decrease in the number of loads hauled and in the average operating revenue per load, excluding fuel surcharges. Included in intermodal segment revenues for the first quarter 2025 were $8.2 million in separately identified fuel surcharges, compared to $10.7 million in the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $8.8 million during the first quarter 2025 compared to $8.5 million in the first quarter 2024. Load volumes declined 3.4%, while the average operating revenue per load, excluding fuel surcharges, decreased 8.7% on a year-over-year basis. As a percentage of revenue, operating margin in the intermodal segment for the first quarter 2025 was (15.1)%, compared to (10.6)% one year earlier.

In the trucking segment, operating revenues decreased 20.2% primarily due to a decrease in the number of loads hauled. This decrease was partially offset by an increase in the average operating revenue per load, excluding fuel surcharges. First quarter 2025 trucking segment revenues included $18.0 million of brokerage services compared to $28.6 million during the same period last year. Also included in our trucking segment revenues were $3.5 million in separately identified fuel surcharges during the first quarter 2025 compared to $5.4 million in fuel surcharges in the first quarter 2024. On a year-over-year basis, load volumes declined 31.3%; however, the average operating revenue per load, excluding fuel surcharges, increased 24.3%, supported by our specialty, heavy-haul wind business. As a percentage of revenue, operating margin in the trucking segment for the thirteen weeks ended March 29, 2025, was 3.9% compared to 5.3% for the thirteen weeks ended March 30, 2024.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $400 million revolving credit facility maturing in September 30, 2027, and we may increase the available capacity by $200 million upon our request. At March 29, 2025, $74.6 million was available for borrowing.

Our UACL subsidiaries have credit facility maturing in September 30, 2027, which includes a $10 million revolver. At March 29, 2025, $10.0 million was available for borrowing.

We also finance the purchase of transportation and certain operating equipment with promissory notes. The notes are secured by liens on the specific equipment and are generally payable in 60 to 72 monthly installments.

We also have a $165.4 million term loan facility that matures in April 2032, and it is secured by first-priority mortgages on specific parcels of owned real estate.

We also maintain a short-term line of credit secured by our portfolio of marketable securities. We did not have any amounts advanced against the line as of March 29, 2025, and the maximum available borrowings were $6.0 million.

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

In the thirteen weeks ended March 29, 2025, our capital expenditures totaled $52.6 million. These expenditures primarily consisted of transportation equipment, investments in support of our value-added service operations and the expansion of our terminal network. Through the remainder of 2025, we expect our capital expenditures to be in the range of $100 million to $135 million.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt and the present value of our operating lease liabilities as of March 29, 2025 and December 31, 2024 (in thousands):

	March 29, 2025	December 31, 2024
Cash and cash equivalents	$20,602	$19,351
Marketable securities	11,989	11,590
Outstanding debt	740,049	762,641
Present value of operating lease liabilities	102,149	79,351

Debt

At March 29, 2025, we were in compliance with all financial covenants under our credit agreements and the agreements governing our promissory notes. For additional information on our financing arrangements, see Item 1, Note 6 to the Unaudited Consolidated Financial Statements

Discussion of Cash Flows

At March 29, 2025, we had cash and cash equivalents of $20.6 million compared to $19.4 million at December 31, 2024. Operating activities provided $84.3 million in net cash while we used $51.5 million in investing activities and an additional $25.4 million in financing activities.

The $84.3 million in net cash provided by operations was primarily attributed to $6.0 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gains on marketable equity securities, losses on equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for credit losses, and a change in deferred income taxes totaling $40.9 million, net. Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $37.4 million. The primary drivers behind the decrease in working capital were decreases in trade accounts receivable and contract assets, and increases in trade accounts payable, accruals for insurance and claims, and in income taxes payable. These were partially offset by principal reductions in operating lease liabilities during the period, increases in prepaid expenses and other receivables and decreases in accrued expenses and other current liabilities and in other long-term liabilities. Affiliate transactions increased net cash provided by operating activities by $1.2 million. The increase in net cash resulted from an increase in accounts payable to affiliates of $0.9 million and a decrease in accounts receivable from affiliates of $0.3 million.

The $51.5 million in net cash used in investing activities consisted of $52.6 million in capital expenditures, which was partially offset by $0.9 million in proceeds from the sale of equipment and $0.1 million in proceeds from the sale of marketable securities.

Financing activities used $25.4 million in net cash during the thirteen weeks ended March 29, 2025. We had outstanding borrowings totaling $740.0 million at March 29, 2025 compared to $762.6 million at December 31, 2024. During the period, we made payments on term loan and equipment and real estate notes totaling $42.4 million, borrowed $5.3 million for new equipment and had net borrowings on our revolving lines of credit totaling $14.5 million. During the period, we also paid cash dividends of $2.8 million.

Off Balance Sheet Arrangements

As of March 29, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Form 10-K for the year ended December 31, 2024. There have been no changes in our accounting policies during the thirteen weeks ended March 29, 2025.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended March 29, 2025. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 29, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2024, we concluded there was a material weakness in our internal control over financial reporting resulting from errors in our financial statement preparation and the accounting for non-routine transactions that created changes within our business. The primary cause of the errors was the need for additional technical accounting resources to allow us to accurately record and properly present our financial statements and related disclosures. As discussed below, we are taking steps to remediate this material weakness in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate the material weakness.

Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation and Plans for Remediation of Material Weakness

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

ITEM 1A: RISK FACTORS

Risks Related to Our Business

Our results and operations could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, export controls, or other events.

Because we transact business as a part of various global supply chains, global economic conditions and changes in international trade policy can have an adverse effect on our financial condition, results of operations, or our business, in general. Steps taken by governments to apply additional or new tariffs on products and materials might disrupt existing supply chains, impose additional costs on our business, and could lead to other countries attempting to retaliate by imposing their own tariffs. If the tariff increases on imports to the United States from, among other countries, Canada, Mexico, and China, are sustained for an extended period of time, it could have an adverse effect on our results and operations. Further, any retaliatory tariffs or actions by other governments would exacerbate the impact.

Risks Related to Our Common Stock

Our articles of incorporation and bylaws have, and under Nevada law are subject to, provisions that could deter or prevent a change of control.

Our articles of incorporation and bylaws contain provisions that might enable our management to resist a proposed takeover of our Company. These provisions could discourage, delay, or prevent a change of control of our Company or an acquisition of our Company at a price that our stockholders may find attractive. These provisions also may discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•
a requirement that special meetings of our stockholders may be called only by our President, Chief Executive Officer, or the Chairman of our Board of Directors, and such meetings shall be called by the President or Secretary when requested in writing by two or more members of our Board of Directors or stockholders owning at least 75% of our outstanding common stock;
•
advance notice requirements for stockholder proposals and nominations;
•
the authority of our Board of Directors to issue, without stockholder approval, preferred stock with such terms as the Board of Directors may determine, including in connection with our implementation of any stockholders rights plan;
•
the inapplicability of Nevada statutes relating to acquisitions of controlling interests in the Company by Matthew T. Moroun, his spouse or their children (the “Moroun Family”), any trust for the benefit of one or more members the Moroun Family, or any corporation, partnership, limited partnership, limited liability company, or other entity controlled by one or more members of the Moroun Family; and
•
an exclusive forum bylaw provision requiring that any derivative action brought on behalf of the corporation, any action asserting a claim of breach of a legal or fiduciary duty and any similar claim under the Nevada Revised Statutes or our articles of incorporation must be brought exclusively in the Eighth Judicial District Court sitting in Clark County, Nevada (or, if such court of the State of Nevada lacks jurisdiction, the federal district court for the District of Nevada or other state courts of the State of Nevada).

In addition, certain provisions of Nevada law that apply to us could discourage or prevent a change of control or acquisition of our Company.

There have been no other material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 29, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

Exhibit No.	Description

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2025)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2025)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2025)

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: May 8, 2025	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: May 8, 2025	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer