Form 10-Q
period 2025-06-28
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2025-08-07
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 4, 2025, was 26,329,587.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	June 28, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$24,338	$19,351
Marketable securities	9,862	11,590
Accounts receivable – net of allowance for credit losses of $5,910 and $7,806, respectively	254,807	293,646
Contract receivable	29,026	29,026
Other receivables	33,377	30,174
Prepaid expenses and other	32,319	24,688
Prepaid income taxes	7,311	—
Due from affiliates	2,345	1,338
Total current assets	393,385	409,813
Property and equipment – net of accumulated depreciation of $450,860 and $429,001, respectively	814,780	742,366
Operating lease right-of-use asset	111,880	74,003
Goodwill	206,756	206,756
Intangible assets – net of accumulated amortization of $166,396 and $155,290, respectively	137,464	150,926
Contract receivable, net of current portion	191,676	198,059
Deferred income taxes	329	329
Other assets	3,434	4,585
Total assets	$1,859,704	$1,786,837
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,849	$59,977
Current portion of long-term debt	97,317	88,812
Current portion of operating lease liabilities	25,304	28,563
Accrued expenses and other current liabilities	57,598	70,744
Insurance and claims	34,130	32,837
Due to affiliates	18,768	23,258
Income taxes payable	—	377
Total current liabilities	307,966	304,568
Long-term liabilities:
Long-term debt, net of current portion	698,170	670,273
Operating lease liabilities, net of current portion	90,912	50,788
Deferred income taxes	106,553	109,012
Other long-term liabilities	2,410	5,173
Total long-term liabilities	898,045	835,246
Stockholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 26,335,666 and 26,319,754 shares issued; 26,329,587 and 26,317,326 shares outstanding, respectively	26,336	26,320
Paid-in capital	5,448	5,016
Treasury stock, at cost; 6,079 and 2,428 shares	(192)	(107)
Retained earnings	631,819	623,018
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $182 and $412, respectively	532	1,177
Foreign currency translation adjustments	(10,250)	(8,401)
Total stockholders’ equity	653,693	647,023
Total liabilities and stockholders’ equity	$1,859,704	$1,786,837

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating revenues:
Truckload services	$45,922	$66,876	$83,700	$108,906
Brokerage services	19,571	53,661	39,836	113,274
Intermodal services	67,745	78,069	136,199	154,784
Dedicated services	81,828	90,715	166,835	179,031
Value-added services	178,728	172,843	349,613	398,075
Total operating revenues	393,794	462,164	776,183	954,070
Operating expenses:
Purchased transportation and equipment rent	81,508	137,295	161,251	261,928
Direct personnel and related benefits	168,032	135,495	332,533	276,300
Operating supplies and expenses	50,335	63,558	101,662	156,382
Commission expense	4,395	8,890	8,651	15,500
Occupancy expense	11,803	10,442	23,056	21,010
General and administrative	14,026	14,699	27,203	28,205
Insurance and claims	7,599	7,873	14,563	15,041
Depreciation and amortization	36,203	36,809	71,691	57,510
Total operating expenses	373,901	415,061	740,610	831,876
Income from operations	19,893	47,103	35,573	122,194
Interest income	2,738	909	5,667	1,127
Interest expense	(11,590)	(7,792)	(22,742)	(14,089)
Other non-operating income	149	898	727	2,003
Income before income taxes	11,190	41,118	19,225	111,235
Income tax expense	2,874	10,384	4,895	28,044
Net income	$8,316	$30,734	$14,330	$83,191
Earnings per common share:
Basic	$0.32	$1.17	$0.54	$3.16
Diluted	$0.32	$1.17	$0.54	$3.16
Weighted average number of common shares outstanding:
Basic	26,331	26,317	26,325	26,312
Diluted	26,341	26,352	26,341	26,341
Dividends declared per common share	$0.105	$0.105	$0.210	$0.210

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Income	$8,316	$30,734	$14,330	$83,191
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(73), $(18), $(231) and $184, respectively	(226)	(58)	(645)	549
Foreign currency translation adjustments	1,988	(2,949)	(1,849)	(2,203)
Total other comprehensive income (loss)	1,762	(3,007)	(2,494)	(1,654)
Total comprehensive income	$10,078	$27,727	$11,836	$81,537

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$14,330	$83,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,691	57,510
Noncash lease expense	15,769	15,161
Gain on marketable equity securities	(592)	(795)
Gain on disposal of property and equipment	(7)	(290)
Amortization of debt issuance costs	482	482
Stock-based compensation	448	769
Provision for credit losses	(123)	1,644
Deferred income taxes	(2,460)	18,687
Change in assets and liabilities:
Trade and other accounts receivable	36,318	(5,683)
Contract receivable, prepaid income taxes, prepaid expenses and other assets	(5,939)	(136,791)
Principal reduction in operating lease liabilities	(16,582)	(15,591)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	4,948	31,415
Due to/from affiliates, net	(5,498)	(410)
Other long-term liabilities	(2,762)	(2,868)
Net cash provided by operating activities	110,023	46,431
Cash flows from investing activities:
Capital expenditures	(136,838)	(145,712)
Proceeds from the sale of property and equipment	4,476	1,114
Proceeds from the sale of marketable securities	2,321	—
Net cash used in investing activities	(130,041)	(144,598)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	290,869	257,655
Repayments of debt - revolving debt	(228,640)	(211,592)
Proceeds from borrowing - term debt	37,177	114,977
Repayments of debt - term debt	(63,486)	(59,646)
Dividends paid	(5,528)	(5,526)
Purchases of treasury stock	(85)	(83)
Net cash provided by financing activities	30,307	95,785
Effect of exchange rate changes on cash and cash equivalents	(5,302)	(2,643)
Net increase (decrease) in cash	4,987	(5,025)
Cash and cash equivalents – beginning of period	19,351	12,511
Cash and cash equivalents – end of period	$24,338	$7,486
Supplemental cash flow information:
Cash paid for interest	$19,854	$13,505
Cash paid for income taxes	$17,414	$10,483
Non-cash operating and financing activities:
During the twenty-six week period ended June 28, 2025, the Company had non-cash activities resulting from the $2.8 million of declared dividends that were unpaid as of the end of the period.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2023	$31,008	$5,103	$(96,840)	$595,450	$(2,523)	$532,198
Net income	—	—	—	52,457	—	52,457
Comprehensive income (loss)	—	—	—	—	1,353	1,353
Dividends ($0.105 per share)	—	—	—	(2,762)	—	(2,762)
Stock based compensation	33	667	—	-	—	700
Retirement of treasury stock	(4,723)	(831)	96,840	(91,286)	—	—
Balances – March 30, 2024	$26,318	$4,939	$—	$553,859	$(1,170)	$583,946
Net income	—	—	—	30,734	—	30,734
Comprehensive income (loss)	—	—	—	—	(3,007)	(3,007)
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	1	68	—	—	—	69
Purchases of treasury stock	—	—	(83)	—	—	(83)
Balances - June 29, 2024	$26,319	$5,007	$(83)	$581,829	$(4,177)	$608,895

Balances – December 31, 2024	$26,320	$5,016	$(107)	$623,018	$(7,224)	$647,023
Net income	—	—	—	6,014	—	6,014
Comprehensive income (loss)	—	—	—	—	(4,256)	(4,256)
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	13	372	—	—	—	385
Balances – March 29, 2025	$26,333	$5,388	$(107)	$626,268	$(11,480)	$646,402
Net income	—	—	—	8,316	—	8,316
Comprehensive income (loss)	—	—	—	—	1,762	1,762
Dividends ($0.105 per share)	—	—	—	(2,765)	—	(2,765)
Stock based compensation	3	60	—	—	—	63
Purchases of treasury stock	—	—	(85)	—	—	(85)
Balances - June 28, 2025	$26,336	$5,448	$(192)	$631,819	$(9,718)	$653,693

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

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended June 28, 2025. These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or shareholders’ equity as previously reported.

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

In 2024, value-added services included a specialty project development for a specific customer. The specialty project development service was accounted for as a single unit of account (i.e., as a single performance obligation), which was completed in 2024. Revenue was recognized over time as the Company transferred control of the project to the customer. Because we transferred control of the project over time, we recognized revenue to the extent of our progress towards completion of our performance obligations. We use the cost-to-cost method for these contracts, which measures progress towards completion for each performance obligation based on the ratio of costs incurred to date to the total estimated costs at completion for the applicable performance obligation. Incurred cost represented work performed, which corresponds with and thereby best represents the transfer of control to the customer. Revenue, including estimated fees or profits, was recorded proportionately as costs were incurred. Cost of operations consists of labor, materials, subcontractor costs, and other direct and indirect costs, and we included them in operating supplies and expenses on the consolidated statements of income.

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	June 28, 2025	December 31, 2024
Prepaid expenses and other - contract assets	$1,296	$727

Contract assets in the table above relates to revenue in-transit at the end of the reporting period. We generally receive payment for performance obligations within 45 days of completion of transportation services and 65 days for completion of value-added services. As it relates to our specialty development project contract receivable, we will receive payments in 120 equal monthly installments. During the thirteen-week periods ended June 28, 2025 and June 29, 2024, we recorded $2.8 million and $0.8 million of interest income, respectively, related to the specialty development project contract receivable. During the twenty-six week periods ended June 28, 2025 and June 29, 2024, we recorded $5.7 million and $1.1 million of interest income, respectively, related to the same project. As of December 31, 2023, the contract asset balance was $0.7 million.

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

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	June 28, 2025	December 31, 2024
Fair value	$9,862	$11,590
Cost basis	5,516	7,264
Unrealized gain	$4,346	$4,326

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	June 28, 2025	December 31, 2024
Gross unrealized gains	$4,646	$4,926
Gross unrealized losses	(300)	(600)
Net unrealized gains	$4,346	$4,326

The following table shows the Company’s net realized gains and losses on marketable equity securities (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Realized gain
Sale proceeds	$2,182	$—	$2,321	$—
Cost basis of securities sold	1,874	—	1,993	—
Realized gain	$308	$—	$328	$—

Realized gain, net of taxes	$229	$—	$244	$—

The Company did not sell marketable equity securities during the thirteen-week or twenty-six week periods ended June 29, 2024.

During the thirteen-week and twenty-six week periods ended June 28, 205, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $(254,000) and $264,000, respectively, which was reported in other non-operating income (expense) for the period.

During the thirteen-week and twenty-six week periods ended June 29, 2024, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $(195,000) and $795,000, respectively, which was reported in other non-operating income (expense) for the period.

(5)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 28, 2025	December 31, 2024
Accrued payroll	$28,931	$35,376
Accrued payroll taxes	3,648	3,690
Driver escrow liabilities	3,008	3,989
Legal settlements and claims	3,200	3,200
Commissions, other taxes and other	18,811	24,489
Total	$57,598	$70,744

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at June 28, 2025	June 28, 2025	December 31, 2024
Outstanding Debt:
Revolving Credit Facility (1) (2)	6.18%	$370,862	$310,851
UACL Credit Agreement (2)
Term Loan	5.93%	30,000	51,000
Revolver	5.93%	2,218	—
Equipment Financing (3)	2.25% to 7.27%	281,114	278,155
Real Estate Facility (4)	6.45%	114,367	122,635
Margin Facility (5)	5.43%	—	—
Unamortized debt issuance costs		(3,074)	(3,556)
		795,487	759,085
Less current portion of long-term debt		97,317	88,812
Total long-term debt, net of current portion		$698,170	$670,273

(1) Our Revolving Credit Facility provides us with a revolving credit commitment of up to $400 million. We may borrow under the Revolving Credit Facility until maturity on September 30, 2027, and this indebtedness bears interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the Company’s leverage ratio. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At June 28, 2025, we were in compliance with all covenants under the facility, and $29.1 million was available for borrowing on the revolver.

(2) Our UACL Credit Agreement provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver. The term loan matures on September 30, 2027 and is repaid in consecutive quarterly installments. The remaining term loan balance is due at maturity. We may borrow under the revolving credit facility until maturity on September 30, 2027. Borrowings bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the borrowers’ leverage ratio. The UACL Credit Agreement is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The UACL Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At June 28, 2025, we were in compliance with all covenants under the facility, and $7.8 million was available for borrowing on the revolver.

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

(4) Our Real Estate Facility consists of a $165.4 million term loan, and the facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At June 28, 2025, we were in compliance with all covenants under the facility.

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At June 28, 2025, the maximum available borrowings under the line of credit were $5.2 million.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(6)
Debt – continued

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $69.2 million. At June 28, 2025, the fair value of the swap agreement was an asset of $0.7 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 7 for additional information pertaining to interest rate swaps.

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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 28, 2025
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$101	$—	$—	$101
Marketable securities	9,862	—	—	9,862
Interest rate swap	—	714	—	714
Total	$9,963	$714	$—	$10,677

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$26	$—	$—	$26
Marketable securities	11,590	—	—	11,590
Interest rate swap	—	1,589	—	1,589
Total	$11,616	$1,589	$—	$13,205

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

For our Equipment Financing with fixed rates, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at June 28, 2025 is summarized as follows:

	Carrying Value	Estimated Fair Value

Equipment promissory notes	$266,208	$268,629

We have not elected the fair value option for any of our financial instruments.

(8)
Leases

As of June 28, 2025, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. Our incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, we use uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate.

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of June 28, 2025, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Leases – continued

The following table summarizes our lease costs for the thirteen weeks and twenty-six weeks ended June 28, 2025 and June 29, 2024 (in thousands):

	Thirteen Weeks Ended June 28, 2025
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$4,089	$5,810	$9,899
Short-term lease cost	1	3,683	3,684
Variable lease cost	255	965	1,220
Total lease cost	$4,345	$10,458	$14,803

	Thirteen Weeks Ended June 29, 2024
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,679	$6,360	$9,039
Short-term lease cost	72	2,628	2,700
Variable lease cost	239	1,069	1,308
Total lease cost	$2,990	$10,057	$13,047

	Twenty-six Weeks Ended June 29, 2025
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$6,599	$12,611	$19,210
Short-term lease cost	212	7,565	7,777
Variable lease cost	443	2,480	2,923
Total lease cost	$7,254	$22,656	$29,910

	Twenty-six Weeks Ended June 29, 2024
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$5,104	$12,735	$17,839
Short-term lease cost	89	5,363	5,452
Variable lease cost	481	2,276	2,757
Total lease cost	$5,674	$20,374	$26,048

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Leases – continued

The following table summarizes other lease related information as of and for the twenty-six week periods ended June 28, 2025 and June 29, 2024 (in thousands):

	June 28, 2025
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$6,661	$13,218	$19,879
Right-of-use assets obtained in exchange for new operating lease liabilities	$105,069	$2,440	$107,509
Right-of-use asset change due to lease termination	$—	$(6,721)	$(6,721)
Future right-of-use asset change due to a lease signed with a future commencement date	$48,058	$—	$48,058
Weighted-average remaining lease term (in years)	7.9	2.7	6.0
Weighted-average discount rate	10.3%	6.6%	9.2%

	June 29, 2024
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$5,122	$13,107	$18,229
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,916	$2,519	$6,435
Weighted-average remaining lease term (in years)	3.8	2.8	3.2
Weighted-average discount rate	7.7%	5.6%	6.3%

Future minimum lease payments under these operating leases as of June 28, 2025, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2025 (remaining)	$7,553	$10,236	$17,789
2026	13,447	18,494	31,941
2027	12,585	11,432	24,017
2028	12,713	4,392	17,105
2029	12,356	2,346	14,702
Thereafter	53,266	—	53,266
Total required lease payments	$111,920	$46,900	$158,820
Less amounts representing interest			(42,604)
Present value of lease liabilities			$116,216

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

We also purchase other services from our affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and twenty-six weeks ended June 28, 2025 and June 29, 2024, respectively (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Insurance	$21,579	$20,567	$44,646	$41,989
Real estate rent and related costs	5,065	6,371	8,951	9,879
Administrative support services	1,728	3,001	3,729	4,867
Truck fuel, maintenance and other operating costs	2,480	3,885	4,032	8,226
Contracted transportation services	4	40	5	75
Total	$30,856	$33,864	$61,363	$65,036

We pay the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliate’s trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.

We lease 22 facilities from related parties. Our occupancy is based on either month-to-month or contractual, multi-year lease arrangements that are billed and paid monthly. Leasing properties from a related party affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 8, “Leases” for further information regarding the cost of leased properties.

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling stockholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At June 28, 2025 and December 31, 2024, there were $21.6 million and $19.5 million, respectively, included in each of these accounts for insured claims.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At June 28, 2025 and December 31, 2024, amounts due to affiliates were $18.8 million and $23.3 million, respectively.

During the twenty-six weeks ended June 28, 2025, we contracted with an affiliate to provide real property improvements for us totaling $4.4 million. There were no such purchases made during the twenty-six weeks ended June 29, 2024.

During the twenty-six weeks ended June 29, 2024, we purchased trailers from an affiliate totaling $3.1 million. There were no such purchases made during the twenty-six weeks ended June 28, 2025.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)
Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We periodically assist companies that are owned by our controlling stockholder by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to affiliates for the thirteen weeks and twenty-six weeks ended June 28, 2025 and June 29, 2024 (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Contracted transportation services	$296	$168	$414	$398
Facilities and related support	232	430	875	1,090
Total	$528	$598	$1,289	$1,488

At June 28, 2025 and December 31, 2024, amounts due from affiliates were $2.3 million and $1.3 million, respectively.

(10)
Stock Based Compensation

In May 2025, we granted 2,802 shares of common stock under our equity plan to non-employee directors. These restricted stock awards have a fair value of $22.47 per share, based on the closing price of our stock on the grant date, and vested immediately.

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

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of our non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	85,538	$24.49
Granted	28,901	$28.88
Vested	(15,912)	$28.14
Forfeited	—	$—
Balance at June 28, 2025	98,527	$25.19

In the twenty-six week periods ended June 28, 2025 and June 29, 2024, the total grant date fair value of vested shares recognized as compensation costs was $0.4 million and $0.8 million, respectively. Included in compensation cost during both the twenty-six week periods ended June 28, 2025 and June 29, 2024 was approximately $0.1 million recognized as a result of the grants of shares of stock to non-employee directors. As of June 28, 2025, there was approximately $2.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, we expect to recognize stock-based compensation expense of $1.0 million in 2026, $0.8 million in 2027, $0.5 million in 2028 and $0.2 million in 2029.

(11)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks and twenty-six weeks ended June 28, 2025, there were 9,810 and 16,002 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and twenty-six weeks ended June 29, 2024, 34,962 and 28,789 weighted average non-vested shares of restricted stock, respectively, were included in the denominator for the calculation of diluted earnings per share.

In the thirteen weeks and twenty-six weeks ended June 28, 2025, we excluded 57,585 and 40,022 shares, respectively, of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive. No shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive during the thirteen weeks or twenty-six weeks ended June 29, 2024.

(12)
Dividends

On April 24, 2025, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on July 1, 2025 to shareholders of record at the close of business on June 2, 2025. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

The following tables summarize information about our reportable segments for the thirteen week and twenty-six week periods ended June 28, 2025 and June 29, 2024 (in thousands):

	Thirteen Weeks Ended June 28, 2025
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$260,556	$68,914	$64,069	$255	$393,794

Operating expenses:
Purchased transportation and equipment rent	2,183	29,443	47,208	2,674	81,508
Direct personnel and related benefits	150,888	15,171	1,973	—	168,032
Operating supplies and expenses	40,650	10,023	2,933	(3,271)	50,335
Commission expense	4	587	3,804	—	4,395
Occupancy expense	7,032	5,209	67	(505)	11,803
Depreciation and amortization	21,835	7,816	2,189	4,363	36,203
Other segment expenses (3)	16,194	6,341	2,555	(3,465)	21,625
Total operating expenses	238,786	74,590	60,729	(204)	373,901
Income from operations	$21,770	$(5,676)	$3,340	$459	$19,893

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)
Segment Reporting – continued

	Thirteen Weeks Ended June 29, 2024 (Recast)
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$263,558	$79,654	$91,440	$27,512	$462,164

Operating expenses:
Purchased transportation and equipment rent	3,422	35,719	69,302	28,852	137,295
Direct personnel and related benefits	113,154	19,247	880	2,214	135,495
Operating supplies and expenses	54,250	7,907	3,389	(1,988)	63,558
Commission expense	24	451	8,415	—	8,890
Occupancy expense	7,013	4,165	50	(786)	10,442
Depreciation and amortization	10,829	8,161	2,481	15,338	36,809
Other segment expenses (3)	21,965	12,643	2,539	(14,575)	22,572
Total operating expenses	210,657	88,293	87,056	29,055	415,061
Income from operations	$52,901	$(8,639)	$4,384	$(1,543)	$47,103

(1) Eliminated intersegment revenues in the contract logistics, intermodal and trucking segments were $0.0 million, $0.6 million, and $0.1 million, respectively.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment expenses include general and administrative, insurance and claims, and other corporate allocations to reportable segments.

	Twenty-six Weeks Ended June 29, 2025
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$516,448	$139,610	$119,652	$473	$776,183

Operating expenses:
Purchased transportation and equipment rent	5,583	62,439	88,252	4,977	161,251
Direct personnel and related benefits	295,910	33,123	3,500	—	332,533
Operating supplies and expenses	81,899	20,059	5,394	(5,690)	101,662
Commission expense	20	1,170	7,461	—	8,651
Occupancy expense	14,151	9,971	104	(1,170)	23,056
Depreciation and amortization	42,558	15,040	4,395	9,698	71,691
Other segment expenses (3)	30,698	14,193	5,016	(8,141)	41,766
Total operating expenses	470,819	155,995	114,122	(326)	740,610
Income from operations	$45,629	$(16,385)	$5,530	$799	$35,573

(1) Eliminated intersegment revenues in the contract logistics, intermodal and trucking segments were $0.2 million, $2.2 million, and $0.0 million, respectively.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment expenses include general and administrative, insurance and claims, and other corporate allocations to reportable segments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(13)
Segment Reporting – continued

	Twenty-six Weeks Ended June 29, 2024 (Recast)
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$577,106	$158,017	$161,095	$57,852	$954,070

Operating expenses:
Purchased transportation and equipment rent	6,897	71,830	123,000	60,201	261,928
Direct personnel and related benefits	230,721	39,062	1,971	4,546	276,300
Operating supplies and expenses	135,173	19,083	5,619	(3,493)	156,382
Commission expense	36	901	14,563	—	15,500
Occupancy expense	14,052	8,555	118	(1,715)	21,010
Depreciation and amortization	20,974	16,137	3,044	17,355	57,510
Other segment expenses (3)	34,886	19,380	4,727	(15,747)	43,246
Total operating expenses	442,739	174,948	153,042	61,147	831,876
Income from operations	$134,367	$(16,931)	$8,053	$(3,295)	$122,194

(1) Eliminated intersegment revenues in the contract logistics, intermodal and trucking segments were $0.1 million, $1.1 million, and $0.1 million, respectively.

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

At June 28, 2025, approximately 40% of our employees were subject to collective bargaining agreements that are renegotiated periodically, 23% of which are subject to contracts that expire in 2025.

(15)
Subsequent Events

On July 24, 2025, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on October 1, 2025 to stockholders of record at the close of business on September 1, 2025. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA” or the “Act”) was signed into law. The Act includes significant provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and restoration of favorable tax treatments for certain business provisions. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We are currently evaluating the impact of the OBBBA on our consolidated financial statements and will record the effects on deferred tax balances in the third quarter. We do not expect the new legislation to have a material impact on our results of operations.

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

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services are associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services are provided to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and twenty-six weeks ended June 28, 2025 and June 29, 2024, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating revenues:
Truckload services	11.7%	14.5%	10.8%	11.4%
Brokerage services	5.0	11.6	5.1	11.9
Intermodal services	17.2	16.9	17.5	16.2
Dedicated services	20.8	19.6	21.5	18.8
Value-added services	45.3	37.4	45.1	41.7
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

Thirteen Weeks Ended June 28, 2025 Compared to Thirteen Weeks Ended June 29, 2024

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended June 28, 2025 and June 29, 2024, presented as a percentage of operating revenues:

	Thirteen Weeks Ended
	June 28, 2025		June 29, 2024		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$393,794	100.0%	$462,164	100.0%	(14.8)%
Operating expenses:
Purchased transportation and equipment rent	81,508	20.7	137,295	29.7	(40.6)
Direct personnel and related benefits	168,032	42.7	135,495	29.3	24.0
Operating supplies and expenses	50,335	12.8	63,558	13.8	(20.8)
Commission expense	4,395	1.1	8,890	1.9	(50.6)
Occupancy expense	11,803	3.0	10,442	2.3	13.0
General and administrative	14,026	3.6	14,699	3.2	(4.6)
Insurance and claims	7,599	1.9	7,873	1.7	(3.5)
Depreciation and amortization	36,203	9.2	36,809	8.0	(1.6)
Total operating expenses	373,901	94.9	415,061	89.8	(9.9)
Income from operations	19,893	5.1	47,103	10.2	(57.8)
Interest expense, net	(8,852)	(2.2)	(6,883)	(1.5)	28.6
Other non-operating income	149	0.0	898	0.2	(83.4)
Income before income taxes	11,190	2.9	41,118	8.9	(72.8)
Income tax expense	2,874	0.8	10,384	2.2	(72.3)
Net income	$8,316	2.1%	$30,734	6.7%	(72.9)%

Operating revenues. The overall decrease in revenue was primarily attributable to decreases in our transportation-related services. For comparison purposes, the second quarter of 2025 included $55.0 million of revenue attributable to our recent acquisition of Parsec, while the second quarter of 2024 included $44.6 million of revenue attributable to our specialty development program, which was completed in 2024, and $26.6 million of revenue attributable to our now closed company-managed brokerage operation. Operating revenues included separately-identified fuel surcharges of $20.2 million in the second quarter 2025, compared to $24.5 million in the second quarter 2024. Also included in operating revenues were other accessorial charges such as detention, demurrage and storage, which totaled $9.2 million during the second quarter 2025 compared to $8.1 million one year earlier.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. These fluctuations are generally correlated with changes in demand for transactional transportation-related services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. In the second quarter 2025, transactional transportation-related service revenues decreased 32.9% compared to the prior year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The increase in the second quarter 2025 was due to an increase in headcount in our contract logistics business due to the acquisition of Parsec. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main element driving the decrease was higher expenses incurred in the second quarter 2024 in connection with the contract logistics specialty development project, which was completed in 2024.

Commission expense. Commission expense decreased due to decreased revenue in our agency-based truckload business.

Occupancy expense. The increase in occupancy expense was attributable to an increase in building rents.

General and administrative. The decrease in general and administrative expense was primarily due to a decrease in salaries, wages, benefits and professional fees.

Insurance and claims. The decrease in insurance and claims expense was primarily due to a decrease in cargo claims.

Depreciation and amortization. The overall decrease in depreciation and amortization expense resulted from a $1.5 million decrease in depreciation. During the second quarter 2024, Universal revised the estimated useful life and salvage value of certain equipment, and these adjustments resulted in additional depreciation expense of $11.3 million during the period. These adjustments were partially offset by higher depreciation expense in the quarter, including depreciation attributable to the assets acquired from Parsec, and an additional $0.9 million increase in amortization expense attributable to our 2024 business acquisitions.

Interest expense, net. The increase in net interest expense reflects an increase in our outstanding borrowings. As of June 28, 2025, our outstanding borrowings were $798.6 million compared to $487.8 million at June 29, 2024.

Other non-operating income. Other non-operating income decreased by $0.7 million compared to the same period last year. The decrease was primarily attributable to a $0.8 million favorable legal settlement included in the second quarter 2024.

Income tax expense. Our effective income tax rate was 25.7% in the second quarter 2025 compared to 25.3% in the second quarter 2024. The decrease in income taxes is primarily the result of a decrease in taxable income.

Twenty-six Weeks Ended June 28, 2025 Compared to Twenty-six Weeks Ended June 29, 2024

The following table sets forth items derived from our consolidated statements of income for the twenty-six weeks ended June 28, 2025 and June 29, 2024, presented as a percentage of operating revenues:

	Twenty-six Weeks Ended
	June 28, 2025		June 29, 2024		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$776,183	100.0%	$954,070	100.0%	(18.6)%
Operating expenses:
Purchased transportation and equipment rent	161,251	20.8	261,928	27.5	(38.4)
Direct personnel and related benefits	332,533	42.8	276,300	29.0	20.4
Operating supplies and expenses	101,662	13.1	156,382	16.4	(35.0)
Commission expense	8,651	1.1	15,500	1.6	(44.2)
Occupancy expense	23,056	3.0	21,010	2.2	9.7
General and administrative	27,203	3.5	28,205	3.0	(3.6)
Insurance and claims	14,563	1.9	15,041	1.6	(3.2)
Depreciation and amortization	71,691	9.2	57,510	6.0	24.7
Total operating expenses	740,610	95.4	831,876	87.2	(11.0)
Income from operations	35,573	4.6	122,194	12.8	(70.9)
Interest expense, net	(17,075)	(2.2)	(12,962)	(1.4)	31.7
Other non-operating income	727	0.1	2,003	0.2	(63.7)
Income before income taxes	19,225	2.5	111,235	11.6	(82.7)
Income tax expense	4,895	0.7	28,044	2.9	(82.5)
Net income	$14,330	1.8%	$83,191	8.7%	(82.8)%

Operating revenues. The overall decrease in operating revenues was attributable to decreases in both our transportation and our logistics operations. For comparison purposes, the first half of 2025 included $111.4 million of revenue attributable to our recent acquisition of Parsec, while the first half of 2024 included $139.8 million of revenue attributable to our specialty development program, which was completed in 2024, and $55.9 million of revenue attributable to our now closed company-managed brokerage operation. Operating revenues included separately-identified fuel surcharges of $41.1 million in the first half 2025, compared to $49.3 million in the first half 2024. Also included in operating revenues were other accessorial charges such as detention, demurrage and storage, which totaled $18.0 million during the first half 2025 compared to $16.6 million one year earlier.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. These fluctuations are generally correlated with changes in demand for transactional transportation-related services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. In the first half 2025, transactional transportation-related service revenues decreased 31.1% compared to the prior year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The increase in the first half of 2025 was due to an increase in headcount in our contract logistics business due to the acquisition of Parsec. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main element driving the decrease was higher expenses incurred in the first half of 2024 in connection with the contract logistics specialty development project, which was completed in 2024.

Commission expense. Commission expense decreased due to decreased revenue in our agency-based truckload business.

Occupancy expense. The increase in occupancy expense was attributable to an increase in building rents and property taxes.

General and administrative. The decrease in general and administrative expense was primarily due to a decrease in salaries, wages and benefits.

Insurance and claims. The decrease in insurance and claims expense was primarily due to decreases in cargo claims and contractor insurance.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from a $12.6 million increase in depreciation, including the additional depreciation attributable to the assets acquired from Parsec, and an additional $1.6 million increase in amortization expense attributable to our 2024 business acquisitions.

Interest expense, net. The increase in net interest expense reflects an increase in our outstanding borrowings. As of June 28, 2025, our outstanding borrowings were $798.6 million compared to $487.8 million at June 29, 2024.

Other non-operating income. Other non-operating income decreased by $1.3 million compared to the same period last year. The decrease was primarily attributable to a $0.8 million favorable legal settlement included in the second quarter 2024.

Income tax expense. Our effective income tax rate was 25.5% for the first half 2025 and 25.2% for the first half 2024. The decrease in income taxes is primarily the result of a decrease in taxable income.

Segment Financial Results

We report our financial results in three distinct reportable segments: contract logistics, intermodal, and trucking, which are based primarily on the services each segment provides. This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria.

The following tables summarize information about our reportable segments for the thirteen week and twenty-six week periods ended June 28, 2025 and June 29, 2024 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Contract logistics	$260,556	$263,558	$516,448	$577,106
Intermodal	68,914	79,654	139,610	158,017
Trucking	64,069	91,440	119,652	161,095
Other	255	27,512	473	57,852
Total operating revenues	$393,794	$462,164	$776,183	$954,070

	Income from Operations
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Contract logistics	$21,770	$52,901	$45,629	$134,367
Intermodal	(5,676)	(8,639)	(16,385)	(16,931)
Trucking	3,340	4,384	5,530	8,053
Other	459	(1,543)	799	(3,295)
Total income from operations	$19,893	$47,103	$35,573	$122,194

Thirteen Weeks Ended June 28, 2025 Compared to Thirteen Weeks Ended June 29, 2024

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues decreased 1.1%. Operating revenues in the second quarter 2025 included $55.0 million from the recent acquisition of Parsec, while revenues in the same period last year included $44.6 million attributable to our specialty development project in Stanton, TN, which was completed last year. At the end of the second quarter 2025, we managed 87 value-added programs, compared to 68 in the second quarter 2024. Included in contract logistics segment revenues for the thirteen weeks ended June 28, 2025, were $7.3 million in separately identified fuel surcharges from dedicated transportation services, compared to $8.0 million in the same period last year. Income from operations decreased $31.1 million and operating margin, as a percentage of revenue was 8.4% for the second quarter 2025, compared to 20.1% in the second quarter 2024.

Operating revenues in the intermodal segment decreased 13.5% primarily due to a decrease in the number of loads hauled. Included in intermodal segment revenues for the second quarter 2025 were $8.2 million in separately identified fuel surcharges, compared to $10.9 million in the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $9.2 million during the second quarter 2025 compared to $8.1 million in the second quarter 2024. Load volumes declined 12.9%, while the average operating revenue per load, excluding fuel surcharges, increased 0.2% on a year-over-year basis. As a percentage of revenue, operating margin in the intermodal segment for the second quarter 2025 was (8.2)%, compared to (10.8)% one year earlier.

In the trucking segment, operating revenues decreased 29.9% primarily due to a decrease in the number of loads hauled and the average operating revenue per load. Second quarter 2025 trucking segment revenues included $18.4 million of brokerage services compared to $25.5 million during the same period last year. Also included in our trucking segment revenues were $3.4 million in separately identified fuel surcharges during the second quarter 2025 compared to $5.7 million in fuel surcharges in the second quarter 2024. On a year-over-year basis, load volumes declined 22.6% and, the average operating revenue per load, excluding fuel surcharges, decreased 8.9%. As a percentage of revenue, operating margin in the trucking segment for the thirteen weeks ended June 28, 2025, was 5.2% compared to 4.8% for the thirteen weeks ended June 29, 2024.

Twenty-six Weeks Ended June 28, 2025 Compared to Twenty-six Weeks Ended June 29, 2024

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues decreased 10.5%. Operating revenues in the first half of 2025 included $111.4 million from the recent acquisition of Parsec, while revenues in the same period last year included $139.8 million attributable to our specialty development project in Stanton, TN, which was completed last year. At the end of the first half of 2025, we managed 87 value-added programs, compared to 68 in the first half of 2024. Included in contract logistics segment revenues for the twenty-six weeks ended June 28, 2025, were $16.0 million in separately identified fuel surcharges from dedicated transportation services, compared to $16.6 million in the same period last year. Income from operations decreased $88.7 million and operating margin, as a percentage of revenue was 8.8% for the first half of 2025, compared to 23.3% in the first half of 2024.

Operating revenues in the intermodal segment decreased 11.6% primarily due to a decrease in the average operating revenue per load and the number of loads hauled. Included in intermodal segment revenues for the twenty-six weeks ended June 28, 2025 were $16.4 million in separately identified fuel surcharges, compared to $21.5 million in the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $18.0 million during the first half of 2025 compared to $16.6 million in the first half of 2024. Load volumes declined 8.2%, while the average operating revenue per load, excluding fuel surcharges, fell 3.6% on a year-over-year basis. As a percentage of revenue, operating margin in the intermodal segment for the twenty-six weeks ended June 28, 2025 was (11.7)%, compared to (10.7)% one year earlier.

In the trucking segment, operating revenues decreased 25.7% primarily due to a decrease in the number of loads hauled. Trucking segment revenues included $36.4 million of brokerage services compared to $54.1 million during the same period last year. Also included in our trucking segment revenues were $6.9 million in separately identified fuel surcharges during the twenty-six weeks ended June 28, 2025 compared to $11.1 million in fuel surcharges in the twenty-six weeks ended June 29, 2024. On a year-over-year basis, load volumes declined 27.0%; however, the average operating revenue per load, excluding fuel surcharges, increased 5.2%, supported by our specialty, heavy-haul wind business. As a percentage of revenue, operating margin in the trucking segment for the twenty-six weeks ended June 28, 2025, was 4.6% compared to 5.0% for the twenty-six weeks ended June 29, 2024.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $400 million revolving credit facility maturing in September 30, 2027, and we may increase the available capacity by $200 million upon our request. At June 28, 2025, $29.1 million was available for borrowing.

Our UACL subsidiaries have credit facility maturing in September 30, 2027, which includes a $10 million revolver. At June 28, 2025, $7.8 million was available for borrowing.

We also finance the purchase of transportation and certain operating equipment with promissory notes. The notes are secured by liens on the specific equipment and are generally payable in 60 to 72 monthly installments.

We also have a $165.4 million term loan facility that matures in April 2032, and it is secured by first-priority mortgages on specific parcels of owned real estate.

We also maintain a short-term line of credit secured by our portfolio of marketable securities. We did not have any amounts advanced against the line as of June 28, 2025, and the maximum available borrowings were $5.2 million.

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

In the twenty-six weeks ended June 28, 2025, our capital expenditures totaled $136.8 million. These expenditures primarily consisted of transportation equipment, investments in support of our value-added service operations and the expansion of our terminal network. Through the remainder of 2025, we expect our capital expenditures to be in the range of $20 million to $50 million.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt and the present value of our operating lease liabilities as of June 28, 2025 and December 31, 2024 (in thousands):

	June 28, 2025	December 31, 2024
Cash and cash equivalents	$24,338	$19,351
Marketable securities	9,862	11,590
Outstanding debt	798,561	762,641
Present value of operating lease liabilities	116,216	79,351

Debt

At June 28, 2025, we were in compliance with all financial covenants under our credit agreements and the agreements governing our promissory notes. For additional information on our financing arrangements, see Item 1, Note 6 to the Unaudited Consolidated Financial Statements

Discussion of Cash Flows

At June 28, 2025, we had cash and cash equivalents of $24.3 million compared to $19.4 million at December 31, 2024. Operating activities provided $110.0 million in net cash, financing activities provided an additional $30.3 million, and we used $130.0 million in investing activities.

The $110.0 million in net cash provided by operations was primarily attributed to $14.3 million of net income, which reflects non-cash depreciation and amortization, noncash lease expense, gains on marketable equity securities and equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for credit losses, and a change in deferred income taxes totaling $85.2 million, net. Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $10.5 million. The primary drivers behind the decrease in working capital was a decreases in trade accounts receivable, contract receivable and other assets, and increases in trade accounts payable and accruals for insurance and claims. These were partially offset by principal reductions in operating lease liabilities during the period, increases in prepaid expenses and other receivables, and prepaid income taxes, and decreases in accrued expenses and other current and long-term liabilities. Affiliate transactions decreased net cash provided by operating activities by $5.5 million. The decrease in net cash resulted from a decrease in accounts payable to affiliates of $4.5 million and an increase in accounts receivable from affiliates of $1.0 million.

The $130.0 million in net cash used in investing activities consisted of $136.8 million in capital expenditures, which was partially offset by $4.5 million in proceeds from the sale of equipment and $2.3 million in proceeds from the sale of marketable securities.

Financing activities provided $30.3 million in net cash during the twenty-six weeks ended June 28, 2025. We had outstanding borrowings totaling $798.6 million at June 28, 2025 compared to $762.6 million at December 31, 2024. During the period, we made payments on term loan and equipment and real estate notes totaling $63.5 million, borrowed $37.2 million for new equipment and had net borrowings on our revolving lines of credit totaling $62.2 million. During the period, we also paid cash dividends of $5.5 million and purchased $0.1 million of treasury stock.

Off Balance Sheet Arrangements

As of June 28, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Form 10-K for the year ended December 31, 2024. There have been no changes in our accounting policies during the thirteen weeks ended June 28, 2025.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended June 28, 2025. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 28, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Share Purchases

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
March 30, 2025 - April 26, 2025	—		$—	—	513,251
April 27, 2025 - May 24, 2025	—		$—	—	513,251
May 25, 2025 - June 28, 2025	3,651	(2)	$23.20	—	513,251
Total	3,651		$23.20	—	513,251

(1) On July 29, 2021, the Company announced that it had been authorized to purchase up to 1,000,000 shares of its common stock from time to time in the open market. As of June 28, 2025, 513,251 shares remain available under this authorization. No specific expiration date has been assigned to the authorization.

(2) Consists of 2,587 shares of common stock acquired on May 26, 2025 by the Company from an employee for a total of $59,580 and 1,064 shares of common stock acquired on June 2, 2025 by the Company from an employee for a total of $25,110 both upon the Company exercising its right of first refusal pursuant to restricted stock bonus award agreements.

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: August 7, 2025	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: August 7, 2025	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer