Form 10-Q
period 2025-09-27
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2025-11-06
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November 3, 2025, was 26,330,058.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 27, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$27,381	$19,351
Marketable securities	9,791	11,590
Accounts receivable – net of allowance for credit losses of $5,486 and $7,806, respectively	277,603	293,646
Contract receivable	29,026	29,026
Other receivables	34,235	30,174
Prepaid expenses and other	31,928	24,688
Prepaid income taxes	16,810	—
Due from affiliates	2,238	1,338
Total current assets	429,012	409,813
Property and equipment – net of accumulated depreciation of $471,744 and $429,001, respectively	831,833	742,366
Operating lease right-of-use asset	105,756	74,003
Goodwill	148,784	206,756
Intangible assets – net of accumulated amortization of $77,505 and $155,290, respectively	111,411	150,926
Contract receivable, net of current portion	187,165	198,059
Deferred income taxes	329	329
Other assets	2,818	4,585
Total assets	$1,817,108	$1,786,837
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$67,635	$59,977
Current portion of long-term debt	105,233	88,812
Current portion of operating lease liabilities	24,441	28,563
Accrued expenses and other current liabilities	66,652	70,744
Insurance and claims	32,728	32,837
Due to affiliates	27,582	23,258
Income taxes payable	—	377
Total current liabilities	324,271	304,568
Long-term liabilities:
Long-term debt, net of current portion	718,948	670,273
Operating lease liabilities, net of current portion	85,831	50,788
Deferred income taxes	106,505	109,012
Other long-term liabilities	3,481	5,173
Total long-term liabilities	914,765	835,246
Stockholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 26,336,137 and 26,319,754 shares issued; 26,330,058 and 26,317,326 shares outstanding, respectively	26,336	26,320
Paid-in capital	5,457	5,016
Treasury stock, at cost; 6,079 and 2,428 shares	(192)	(107)
Retained earnings	554,283	623,018
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $138 and $412, respectively	406	1,177
Foreign currency translation adjustments	(8,218)	(8,401)
Total stockholders’ equity	578,072	647,023
Total liabilities and stockholders’ equity	$1,817,108	$1,786,837

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating revenues:
Truckload services	$50,419	$63,641	$134,119	$172,547
Brokerage services	18,011	42,440	57,847	155,714
Intermodal services	63,966	75,558	200,165	230,342
Dedicated services	86,171	87,357	253,007	266,389
Value-added services	178,219	157,837	527,832	555,912
Total operating revenues	396,786	426,833	1,172,970	1,380,904
Operating expenses:
Purchased transportation and equipment rent	80,063	120,700	241,314	382,628
Direct personnel and related benefits	176,572	132,081	509,105	408,381
Operating supplies and expenses	57,523	60,532	159,186	216,914
Commission expense	4,271	6,985	12,922	22,485
Occupancy expense	13,738	11,179	36,794	32,189
General and administrative	13,625	13,037	40,828	41,242
Insurance and claims	8,494	5,681	23,057	20,722
Depreciation and amortization	35,499	30,284	107,190	87,795
Impairment expense	81,245	3,720	81,245	3,720
Total operating expenses	471,030	384,199	1,211,641	1,216,076
Income (loss) from operations	(74,244)	42,634	(38,671)	164,828
Interest income	2,855	1,130	8,522	2,257
Interest expense	(12,840)	(8,546)	(35,583)	(22,635)
Other non-operating income	833	4	1,560	2,007
Income (loss) before income taxes	(83,396)	35,222	(64,172)	146,457
Income tax expense (benefit)	(8,624)	8,682	(3,730)	36,726
Net income (loss)	$(74,772)	$26,540	$(60,442)	$109,731
Earnings per common share:
Basic	$(2.84)	$1.01	$(2.30)	$4.17
Diluted	$(2.84)	$1.01	$(2.29)	$4.17
Weighted average number of common shares outstanding:
Basic	26,330	26,318	26,327	26,314
Diluted	26,340	26,353	26,341	26,345
Dividends declared per common share	$0.105	$0.105	$0.315	$0.315

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$(74,772)	$26,540	$(60,442)	$109,731
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(43), $(480), $(274) and $(296), respectively	(126)	(1,424)	(771)	(875)
Foreign currency translation adjustments	2,032	(276)	183	(2,479)
Total other comprehensive income (loss)	1,906	(1,700)	(588)	(3,354)
Total comprehensive income (loss)	$(72,866)	$24,840	$(61,030)	$106,377

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income (loss)	$(60,442)	$109,731
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	107,190	87,795
Noncash lease expense	22,669	22,686
Impairment expense	81,245	3,720
Gain on marketable equity securities	(1,185)	(936)
Loss on disposal of property and equipment	1,578	678
Amortization of debt issuance costs	723	723
Stock-based compensation	457	779
Provision for credit losses	(44)	1,425
Deferred income taxes	(2,508)	24,220
Change in assets and liabilities:
Trade and other accounts receivable	10,313	(18,164)
Contract receivable, prepaid income taxes, prepaid expenses and other assets	(10,460)	(172,890)
Principal reduction in operating lease liabilities	(23,446)	(23,521)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	8,100	21,253
Due to/from affiliates, net	3,423	(2,795)
Other long-term liabilities	(1,691)	(2,071)
Net cash provided by operating activities	135,922	52,633
Cash flows from investing activities:
Capital expenditures	(191,322)	(210,813)
Proceeds from the sale of property and equipment	6,534	1,795
Proceeds from the sale of marketable securities	2,984	19
Acquisition of business	—	(10,000)
Net cash used in investing activities	(181,804)	(218,999)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	435,361	365,470
Repayments of debt - revolving debt	(362,113)	(273,405)
Proceeds from borrowing - term debt	80,320	162,653
Repayments of debt - term debt	(89,195)	(79,917)
Dividends paid	(8,293)	(8,289)
Purchases of treasury stock	(85)	(83)
Net cash provided by financing activities	55,995	166,429
Effect of exchange rate changes on cash and cash equivalents	(2,083)	(740)
Net increase (decrease) in cash	8,030	(677)
Cash and cash equivalents – beginning of period	19,351	12,511
Cash and cash equivalents – end of period	$27,381	$11,834
Supplemental cash flow information:
Cash paid for interest	$32,268	$20,390
Cash paid for income taxes	$18,844	$14,796
Non-cash operating and financing activities:
During the thirty-nine week period ended September 27, 2025, the Company had non-cash activities resulting from the $2.8 million of declared dividends that were unpaid as of the end of the period.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2023	$31,008	$5,103	$(96,840)	$595,450	$(2,523)	$532,198
Net income	—	—	—	52,457	—	52,457
Comprehensive income (loss)	—	—	—	—	1,353	1,353
Dividends ($0.105 per share)	—	—	—	(2,762)	—	(2,762)
Stock based compensation	33	667	—	-	—	700
Retirement of treasury stock	(4,723)	(831)	96,840	(91,286)	—	—
Balances – March 30, 2024	26,318	4,939	—	553,859	(1,170)	583,946
Net income	—	—	—	30,734	—	30,734
Comprehensive income (loss)	—	—	—	—	(3,007)	(3,007)
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	1	68	—	—	—	69
Purchases of treasury stock	—	—	(83)	—	—	(83)
Balances - June 29, 2024	26,319	5,007	(83)	581,829	(4,177)	608,895
Net income	—	—	—	26,540	—	26,540
Comprehensive income (loss)	—	—	—	—	(1,700)	(1,700)
Dividends ($0.105 per share)	—	—	—	(2,763)	—	(2,763)
Stock based compensation	1	9	—	—	—	10
Balances – September 28, 2024	$26,320	$5,016	$(83)	$605,606	$(5,877)	$630,982

Balances – December 31, 2024	$26,320	$5,016	$(107)	$623,018	$(7,224)	$647,023
Net income	—	—	—	6,014	—	6,014
Comprehensive income (loss)	—	—	—	—	(4,256)	(4,256)
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	13	372	—	—	—	385
Balances – March 29, 2025	26,333	5,388	(107)	626,268	(11,480)	646,402
Net income	—	—	—	8,316	—	8,316
Comprehensive income (loss)	—	—	—	—	1,762	1,762
Dividends ($0.105 per share)	—	—	—	(2,765)	—	(2,765)
Stock based compensation	3	60	—	—	—	63
Purchases of treasury stock	—	—	(85)	—	—	(85)
Balances - June 28, 2025	26,336	5,448	(192)	631,819	(9,718)	653,693
Net loss	—	—	—	(74,772)	—	(74,772)
Comprehensive income (loss)	—	—	—	—	1,906	1,906
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	—	9	—	—	—	9
Balances – September 28, 2024	$26,336	$5,457	$(192)	$554,283	$(7,812)	$578,072

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

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended September 27, 2025. These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or stockholders’ equity as previously reported.

During the third quarter of 2025, the Company completed its annual goodwill impairment tests noting no impairment. Subsequently, in August 2025, the Company identified certain triggering events related to its intermodal reporting segment. In accordance with FASB Accounting Standards Codification (“ASC”) 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company evaluated certain indefinite and long lived tangible and intangible assets for impairment and concluded that an impairment was present. As a result, during the thirteen weeks ended September 27, 2025 we recognized impairment charges totaling $81.2 million which consisted of a $58.0 million of goodwill impairment charge and $23.2 million of impairment charges related to certain customer-relationship intangible assets. The valuation of the intermodal reporting unit reflected a reduced demand forecast, lower margins due to the high fixed costs associated with this segment, and a higher discount rate to reflect the company specific risk associated with this reporting unit.

In August 2024, the Company closed its company-managed brokerage operations in Nashville, TN. In connection with the closure, the Company recorded pre-tax losses of approximately $8.6 million ($6.4 million net of tax, or $0.24 per basic and diluted share) during the quarter ended September 28, 2024, including $2.8 million of non-cash impairment charges.

During the third quarter of 2024, the Company identified certain triggering events related to a component of its former company-managed brokerage reporting segment. In accordance with FASB Accounting Standards Codification (“ASC”) 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company evaluated certain indefinite and long lived tangible and intangible assets for impairment, and recorded an additional goodwill impairment charge of $0.9 million during the quarter ended September 28, 2024. Total goodwill impairment charges recorded during the third quarter of 2024 were $3.5 million, including $2.6 million of goodwill impairment charges related to our former company-managed brokerage operations in Nashville, TN.

In June 2024, the Company revised the estimated useful life and salvage values of certain equipment. The change resulted in additional depreciation expense of $11.3 million recorded during the quarter ended June 29, 2024 ($8.5 million net of tax, or $0.32 per basic and diluted share).

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025 and other changes to certain U.S. corporate tax provisions. The effects of the enactment of the legislation during the third quarter for the provisions currently enacted did not have a material impact on our total tax expense.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(1)
Basis of Presentation – continued

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

The following table provides information related to contract balances associated with our contracts with customers (in thousands):

	September 27, 2025	December 31, 2024
Prepaid expenses and other - contract assets	$1,092	$727

Contract assets in the table above relates to revenue in-transit at the end of the reporting period. We generally receive payment for performance obligations within 45 days of completion of transportation services and 65 days for completion of value-added services. As it relates to our specialty development project contract receivable, we will receive payments in 120 equal monthly installments. During the thirteen-week periods ended September 27, 2025 and September 28, 2024, we recorded $2.8 million and $1.1 million of interest income, respectively, related to the specialty development project contract receivable. During the thirty-nine week periods ended September 27, 2025 and September 28, 2024, we recorded $8.5 million and $2.1 million of interest income, respectively, related to the same project. As of December 31, 2023, the contract asset balance was $0.7 million.

(4)
Marketable Securities

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note 8.

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	September 27, 2025	December 31, 2024
Fair value	$9,791	$11,590
Cost basis	5,335	7,264
Unrealized gain	$4,456	$4,326

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	September 27, 2025	December 31, 2024
Gross unrealized gains	$4,711	$4,926
Gross unrealized losses	(255)	(600)
Net unrealized gains	$4,456	$4,326

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)
Marketable Securities – continued

The following table shows the Company's net realized gains on marketable equity securities (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Realized gain
Sale proceeds	$663	$19	$2,984	$19
Cost basis of securities sold	554	17	2,547	17
Realized gain	$109	$2	$437	$2

Realized gain, net of taxes	$98	$1	$412	$1

During the thirteen-week and thirty-nine week periods ended September 27, 2025, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $484,000 and $748,000, respectively, which was reported in other non-operating income for the period.

During the thirteen-week and thirty-nine week periods ended September 28, 2024, our marketable equity securities portfolio experienced a net unrealized pre-tax gain (loss) in market value of approximately $139,000 and $934,000, respectively, which was reported in other non-operating income for the period.

(5)
Goodwill

The changes in the carrying amount of goodwill during the year ended December 31, 2024 and the thirty-nine weeks ended September 27, 2025 are as follows (in thousands):

Balance as of January 1, 2024	$170,730
Acquisition of business	39,493
Goodwill impairment	(3,467)
Balance as of December 31, 2024	206,756
Goodwill impairment	(57,972)
Balance as of September 27, 2025	$148,784

As described in Note 1, “Basis of Presentation”, we recorded goodwill impairment charges of $58.0 million during the thirteen weeks ended September 27, 2025 related to the intermodal reporting segment and $3.5 million during the thirteen weeks ended September 28, 2024 related to the former company-managed brokerage segment.

At both September 27, 2025 and December 31, 2024, $95.8 million of goodwill was recorded in our contract logistics segment and $9.8 million in our trucking segment, respectively. At September 27, 2025 and December 31, 2024, $43.2 million and $101.1 million of goodwill was recorded in our intermodal segment, respectively.

(6)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 27, 2025	December 31, 2024
Accrued payroll	$29,136	$35,376
Accrued payroll taxes	3,069	3,690
Driver escrow liabilities	2,835	3,989
Legal settlements and claims	3,200	3,200
Commissions, other taxes and other	28,412	24,489
Total	$66,652	$70,744

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at September 27, 2025	September 27, 2025	December 31, 2024
Outstanding Debt:
Revolving Credit Facility (1) (2)	6.26%	$379,599	$310,851
UACL Credit Agreement (2)
Term Loan	5.76%	28,500	51,000
Revolver	5.76%	4,500	—
Equipment Financing (3)	2.25% to 7.31%	304,182	278,155
Real Estate Facility (4)	6.28%	110,233	122,635
Margin Facility (5)	5.26%	—	—
Unamortized debt issuance costs		(2,833)	(3,556)
		824,181	759,085
Less current portion of long-term debt		105,233	88,812
Total long-term debt, net of current portion		$718,948	$670,273

(1) Our Revolving Credit Facility provides us with a revolving credit commitment of up to $400 million. We may borrow under the Revolving Credit Facility until maturity on September 30, 2027, and this indebtedness bears interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the Company’s leverage ratio. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At September 27, 2025, we were in compliance with all covenants under the facility, and $20.4 million was available for borrowing on the revolver.

(2) Our UACL Credit Agreement provides for maximum borrowings of $90 million in the form of an $80 million term loan and a $10 million revolver. The term loan matures on September 30, 2027 and is repaid in consecutive quarterly installments. The remaining term loan balance is due at maturity. We may borrow under the revolving credit facility until maturity on September 30, 2027. Borrowings bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the borrowers’ leverage ratio. The UACL Credit Agreement is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interest in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The UACL Credit Agreement includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At September 27, 2025, we were in compliance with all covenants under the facility, and $5.5 million was available for borrowing on the revolver.

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

(4) Our Real Estate Facility consists of a $165.4 million term loan, and the facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At September 27, 2025, we were in compliance with all covenants under the facility.

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At September 27, 2025, the maximum available borrowings under the line of credit were $4.9 million.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(7)
Debt – continued

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $66.7 million. At September 27, 2025, the fair value of the swap agreement was an asset of $0.5 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 7 for additional information pertaining to interest rate swaps.

Subsequent Events – Third Amendment Agreement; Credit Tenant Lease Financing. On October 1, 2025, subsequent to the quarter-end, we entered into a third amendment agreement to our Revolving Credit Facility. Furthermore, on October 22, 2025, subsequent to the quarter-end, we completed a credit tenant lease financing transaction, the proceeds of which were used to repay in full the outstanding debt under the UACL Credit Agreement and to prepay in part the outstanding revolving loans under our Revolving Credit Facility. See Note 16, “Subsequent Events” for additional information regarding these transactions.

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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 27, 2025
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$8	$—	$—	$8
Marketable securities	9,791	—	—	9,791
Interest rate swap	—	544	—	544
Total	$9,799	$544	$—	$10,343

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

For our Equipment Financing with fixed rates, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize these borrowings as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of these promissory notes at September 27, 2025 is summarized as follows (in thousands):

	Carrying Value	Estimated Fair Value

Equipment promissory notes	$289,934	$293,927

We have not elected the fair value option for any of our financial instruments.

(9)
Leases

As of September 27, 2025, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. Our incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, we use uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of September 27, 2025, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the thirteen weeks and thirty-nine weeks ended September 27, 2025 and September 28, 2024 (in thousands):

	Thirteen Weeks Ended September 27, 2025
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$4,438	$4,974	$9,412
Short-term lease cost	1	3,395	3,396
Variable lease cost	101	965	1,066
Total lease cost	$4,540	$9,334	$13,874

	Thirteen Weeks Ended September 28, 2024
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,474	$6,428	$8,902
Short-term lease cost	212	2,727	2,939
Variable lease cost	237	1,104	1,341
Total lease cost	$2,923	$10,259	$13,182

	Thirty-nine Weeks Ended September 27, 2025
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$11,259	$17,363	$28,622
Short-term lease cost	214	10,960	11,174
Variable lease cost	544	3,445	3,989
Total lease cost	$12,017	$31,768	$43,785

	Thirty-nine Weeks Ended September 29, 2024
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$7,578	$19,163	$26,741
Short-term lease cost	301	8,090	8,391
Variable lease cost	718	3,380	4,098
Total lease cost	$8,597	$30,633	$39,230

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)
Leases – continued

The following table summarizes other lease related information as of and for the thirty-nine week periods ended September 27, 2025 and September 28, 2024 (in thousands):

	September 27, 2025
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$10,763	$18,384	$29,147
Right-of-use asset change due to lease termination	$—	$(6,721)	$(6,721)
Right-of-use assets obtained in exchange for new operating lease liabilities	$57,011	$2,440	$59,451
Future right-of-use asset change due to a lease signed with a future commencement date	$48,058	$—	$48,058
Weighted-average remaining lease term (in years)	7.8	2.5	6.0
Weighted-average discount rate	10.4%	6.6%	9.4%

	September 28, 2024
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$7,589	$19,777	$27,366
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,916	$2,519	$6,435
Weighted-average remaining lease term (in years)	3.7	3.0	3.3
Weighted-average discount rate	7.8%	6.0%	6.5%

Future minimum lease payments under these operating leases as of September 27, 2025, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2025 (remaining)	$3,541	$5,126	$8,667
2026	13,560	18,494	32,054
2027	12,702	11,432	24,134
2028	12,834	4,392	17,226
2029	12,483	2,346	14,829
Thereafter	54,043	—	54,043
Total required lease payments	$109,163	$41,790	$150,953
Less amounts representing interest			(40,681)
Present value of lease liabilities			$110,272

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

We also purchase other services from our affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and thirty-nine weeks ended September 27, 2025 and September 28, 2024, respectively (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Insurance	$24,451	$22,758	$69,097	$64,747
Real estate rent and related costs	3,218	4,987	12,169	14,866
Administrative support services	1,456	1,878	5,185	6,745
Truck fuel, maintenance and other operating costs	2,222	3,242	6,255	11,469
Contracted transportation services	3	72	8	147
Total	$31,350	$32,937	$92,714	$97,974

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

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling stockholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At September 27, 2025 and December 31, 2024, there were $19.8 million and $19.5 million, respectively, included in each of these accounts for insured claims.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At September 27, 2025 and December 31, 2024, amounts due to affiliates were $27.6 million and $23.3 million, respectively.

During the thirty-nine weeks ended September 27, 2025, we contracted with an affiliate to provide real property improvements for us totaling $4.4 million. There were no such purchases made during the thirty-nine weeks ended September 28, 2024.

During the thirty-nine weeks ended September 28, 2024, we purchased trailers from an affiliate totaling $3.1 million. There were no such purchases made during the thirty-nine weeks ended September 27, 2025.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)
Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We periodically assist companies that are owned by our controlling stockholder by providing selected transportation and logistics services in connection with their specific customer contracts or purchase orders. Truck fueling and administrative expenses are presented net in operating expense. Following is a schedule of services provided to affiliates for the thirteen weeks and thirty-nine weeks ended September 27, 2025 and September 28, 2024 (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Contracted transportation services	$108	$534	$521	$932
Facilities and related support	72	645	948	1,735
Total	$180	$1,179	$1,469	$2,667

During the thirty-nine weeks ended September 27, 2025, we sold used trailers to an affiliate for $0.4 million. There were no such sales made during the thirty-nine weeks ended September 28, 2024.

At September 27, 2025 and December 31, 2024, amounts due from affiliates were $2.2 million and $1.3 million, respectively.

(11)
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

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of the our non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	85,538	$24.49
Granted	28,901	$28.88
Vested	(16,383)	$27.92
Forfeited	—	$—
Balance at September 27, 2025	98,056	$25.21

In the thirty-nine week periods ended September 27, 2025 and September 28, 2024, the total grant date fair value of vested shares recognized as compensation costs was $0.5 million and $0.8 million, respectively. Included in compensation cost during both the thirty-nine week periods ended September 27, 2025 and September 28, 2024 was approximately $0.1 million recognized as a result shares of stock granted to non-employee directors. As of September 27, 2025, there was approximately $2.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, we expect to recognize stock-based compensation expense of $1.0 million in 2026, $0.8 million in 2027, $0.5 million in 2028 and $0.2 million in 2029.

(12)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks and thirty-nine weeks ended September 27, 2025, there were 40,471 and 58,034 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and thirty-nine weeks ended September 28, 2024, we included 35,546 and 31,106 weighted average non-vested shares of restricted stock, respectively, in the denominator for the calculation of diluted earnings per share.

In the thirteen weeks and thirty-nine weeks ended September 27, 2025, we excluded 57,585 and 40,022 shares, respectively, of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive. No shares of non-vested restricted stock were excluded from the calculation of diluted earnings per share due to anti-dilution during the thirteen weeks or thirty-nine weeks September 28, 2024.

(13)
Dividends

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)
Segment Reporting

During the third quarter of 2024, we changed the way we aggregate our business units and adopted a new segment reporting structure. In connection with this change, the historical results of the former company-managed brokerage business is included in other non-reportable segments. As a result, we report our financial results in three distinct reportable segments: contract logistics, intermodal and trucking, which are based primarily on the services each segment provides. This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria.

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

The following tables summarize information about our reportable segments for the thirteen week and thirty-nine week periods ended September 27, 2025 and September 28, 2024 (in thousands):

	Thirteen Weeks Ended September 27, 2025
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$264,390	$64,679	$67,716	$1	$396,786

Operating expenses:
Purchased transportation and equipment rent	2,259	26,088	48,995	2,721	80,063
Direct personnel and related benefits	156,857	17,489	2,223	3	176,572
Operating supplies and expenses	42,813	11,591	4,281	(1,162)	57,523
Commission expense	2	638	3,631	—	4,271
Occupancy expense	8,587	6,080	64	(993)	13,738
Depreciation and amortization	21,798	5,325	2,491	5,885	35,499
Other segment expenses (3)	18,354	89,418	2,117	(6,525)	103,364
Total operating expenses	250,670	156,629	63,802	(71)	471,030
Income (loss) from operations	$13,720	$(91,950)	$3,914	$72	$(74,244)

(1) Eliminated intersegment revenues in the contract logistics, intermodal and trucking segments were $0.2 million, $1.3 million, and $0.0 million, respectively.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment expenses include general and administrative, insurance and claims, impairments, and other corporate allocations to reportable segments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)
Segment Reporting – continued

	Thirteen Weeks Ended September 28, 2024 (Recast)
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$245,194	$77,632	$87,047	$16,960	$426,833

Operating expenses:
Purchased transportation and equipment rent	2,460	30,739	65,956	21,545	120,700
Direct personnel and related benefits	112,375	15,801	1,012	2,893	132,081
Operating supplies and expenses	49,606	9,238	2,152	(464)	60,532
Commission expense	23	593	6,369	—	6,985
Occupancy expense	7,226	4,683	86	(816)	11,179
Depreciation and amortization	12,862	8,438	1,859	7,125	30,284
Other segment expenses (3)	15,019	9,267	2,491	(4,339)	22,438
Total operating expenses	199,571	78,759	79,925	25,944	384,199
Income (loss) from operations	$45,623	$(1,127)	$7,122	$(8,984)	$42,634

(1) Eliminated intersegment revenues in the contract logistics, intermodal and trucking segments were $0.0 million, $0.8 million, and $0.0 million, respectively.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment expenses include general and administrative, insurance and claims, impairments, and other corporate allocations to reportable segments.

	Thirty-nine Weeks Ended September 27, 2025
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$780,839	$204,290	$187,368	$473	$1,172,970

Operating expenses:
Purchased transportation and equipment rent	7,843	88,527	137,247	7,697	241,314
Direct personnel and related benefits	452,766	50,612	5,723	4	509,105
Operating supplies and expenses	124,712	31,651	9,675	(6,852)	159,186
Commission expense	22	1,807	11,092	1	12,922
Occupancy expense	22,738	16,051	167	(2,162)	36,794
Depreciation and amortization	64,357	20,365	6,887	15,581	107,190
Other segment expenses (3)	49,052	103,612	7,134	(14,668)	145,130
Total operating expenses	721,490	312,625	177,925	(399)	1,211,641
Income (loss) from operations	$59,349	$(108,335)	$9,443	$872	$(38,671)

(1) Eliminated intersegment revenues in the contract logistics, intermodal and trucking segments were $0.4 million, $3.5 million, and $0.0 million, respectively.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment expenses include general and administrative, insurance and claims, impairments, and other corporate allocations to reportable segments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)
Segment Reporting – continued

	Thirty-nine Weeks Ended September 28, 2024 (Recast)
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$822,301	$235,649	$248,142	$74,812	$1,380,904

Operating expenses:
Purchased transportation and equipment rent	9,357	102,570	188,956	81,745	382,628
Direct personnel and related benefits	343,096	54,863	2,983	7,439	408,381
Operating supplies and expenses	184,779	28,321	7,771	(3,957)	216,914
Commission expense	58	1,495	20,932	—	22,485
Occupancy expense	21,278	13,238	204	(2,531)	32,189
Depreciation and amortization	33,836	24,574	4,903	24,482	87,795
Other segment expenses (3)	49,907	28,646	7,218	(20,087)	65,684
Total operating expenses	642,311	253,707	232,967	87,091	1,216,076
Income (loss) from operations	$179,990	$(18,058)	$15,175	$(12,279)	$164,828

(1) Eliminated intersegment revenues in the contract logistics, intermodal and trucking segments were $0.1 million, $1.9 million, and $0.0 million, respectively.

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

At September 27, 2025, approximately 39% of our employees were subject to collective bargaining agreements that are renegotiated periodically, less than 10% of which are subject to contracts that expire in 2025.

(16)
Subsequent Events

On October 1, 2025, we entered into a third amendment agreement to our Revolving Credit Facility. The amendment modifies the credit agreement by increasing the maximum revolving amount by $100.0 million to $500.0 million through a partial exercise of the accordion feature set forth in the credit agreement. The amendment further modifies the credit agreement to permit a subsidiary of Universal to borrow up to $200.0 million under a potential credit tenant lease financing transaction, provided that the net proceeds of such financing are used (i) to repay in full all outstanding indebtedness and other obligations owing under the UACL Credit Agreement, and (ii) to prepay in part the outstanding revolving loans under the third amendment agreement.

On October 22, 2025, we completed a credit tenant lease (“CTL”) financing transaction by issuing a senior secured promissory note in the principal amount of approximately $195.9 million. The note bears interest at a fixed rate of 6.84% per annum and matures on November 15, 2034. The note is secured primarily by our interests under a long-term composite sublease agreement. The CTL debt is non-recourse to the Company and its subsidiaries, except for customary limited-recourse obligations under indemnity and guaranty agreements relating to environmental matters, lease-term compliance, and certain representations, warranties, and covenants. We used the net proceeds of the CTL financing to (i) repay in full approximately $35.3 million of outstanding indebtedness owed under the UACL Credit Agreement and certain subsidiaries, and (ii) prepay in part approximately $158.6 million of the outstanding revolving loans under the Revolving Credit Facility. After giving effect to the repayment, approximately $218.8 million remains outstanding under the Revolving Credit Facility.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(16)
Subsequent Events – continued

On November 6, 2025, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on January 2, 2026 to stockholders of record at the close of business on December 1, 2025. Declaration of future cash dividends is subject to final determination by the Board of Directors each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Operating Revenues

For financial reporting, we broadly group our services into the following categories: truckload services, brokerage services, intermodal services, dedicated services and value-added services. Our truckload, brokerage and intermodal services are associated with individual freight shipments coordinated by our agents and company-managed terminals, while our dedicated and value-added services are provided to specific customers on a contractual basis, generally pursuant to contract terms of one year or longer. The following table sets forth operating revenues resulting from each of these categories for the thirteen weeks and thirty-nine weeks ended September 27, 2025 and September 28, 2024, presented as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating revenues:
Truckload services	12.7%	14.9%	11.4%	12.5%
Brokerage services	4.5	9.9	4.9	11.3
Intermodal services	16.1	17.7	17.1	16.7
Dedicated services	21.7	20.5	21.6	19.3
Value-added services	45.0	37.0	45.0	40.2
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

Thirteen Weeks Ended September 27, 2025 Compared to Thirteen Weeks Ended September 28, 2024

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended September 27, 2025 and September 28, 2024:

	Thirteen Weeks Ended
	September 27, 2025		September 28, 2024		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$396,786	100.0%	$426,833	100.0%	(7.0)%
Operating expenses:
Purchased transportation and equipment rent	80,063	20.2	120,700	28.3	(33.7)
Direct personnel and related benefits	176,572	44.5	132,081	30.9	33.7
Operating supplies and expenses	57,523	14.5	60,532	14.2	(5.0)
Commission expense	4,271	1.1	6,985	1.6	(38.9)
Occupancy expense	13,738	3.5	11,179	2.6	22.9
General and administrative	13,625	3.4	13,037	3.1	4.5
Insurance and claims	8,494	2.1	5,681	1.3	49.5
Depreciation and amortization	35,499	8.9	30,284	7.1	17.2
Impairment expense	81,245	20.5	3,720	1	n/m
Total operating expenses	471,030	118.7	384,199	90.0	22.6
Income (loss) from operations	(74,244)	(18.7)	42,634	10.0	(274.1)
Interest income (expense), net	(9,985)	(2.5)	(7,416)	(1.7)	34.6
Other non-operating income	833	0.2	4	0.0	20,725.0
Income (loss) before income taxes	(83,396)	(21.0)	35,222	8.3	(336.8)
Income tax expense (benefit)	(8,624)	(2.2)	8,682	1.9	(199.3)
Net income (loss)	$(74,772)	-18.8%	$26,540	6.2%	(381.7)%

Operating revenues. The overall decrease in revenue was primarily attributable to decreases in our transportation-related services. For comparison purposes, the third quarter of 2025 included $50.2 million of revenue attributable to our recent acquisition of Parsec, while the third quarter of 2024 included $36.8 million of revenue attributable to our specialty development program, which was completed in 2024, and $16.1 million of revenue attributable to our now closed company-managed brokerage operation. Operating revenues included separately-identified fuel surcharges of $20.4 million in the third quarter 2025, compared to $21.9 million in the third quarter 2024. Also included in operating revenues were other accessorial charges such as detention, demurrage and storage, which totaled $9.0 million during the third quarter 2025 compared to $8.9 million one year earlier.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. These fluctuations are generally correlated with changes in demand for transactional transportation-related services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. In the third quarter 2025, transactional transportation-related service revenues decreased 27.1% compared to the prior year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in some of our intermodal operations. The increase in the third quarter 2025 was due to an increase in headcount in our contract logistics business due to the acquisition of Parsec. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main element driving the decrease was higher expenses incurred in the third quarter 2024 in connection with the contract logistics specialty development project, which was completed in 2024.

Commission expense. Commission expense decreased due to decreased revenue in our agency-based truckload business.

Occupancy expense. The increase in occupancy expense was attributable to a general increase in building rents as well as additional property locations.

General and administrative. The increase in general and administrative expenses was due to an increase in information technology expenses during the third quarter of 2025.

Insurance and claims. The increase in insurance and claims expense was primarily due to an increase in cargo claims and general liability insurance.

Depreciation and amortization. Depreciation expense increased $7.2 million in the third quarter of 2025 due to incremental fixed asset additions, including Parsec. This was partially offset by a decrease of $2.0 million in amortization.

Impairment Expense. The third quarter 2025 included $81.2 million of impairment charges related to the intermodal reporting segment. These charges consisted of $58.0 million of goodwill impairment and $23.2 million of impairment related to certain customer-relationship intangible assets. This compares to charges of $3.7 million during the third quarter 2024 relating to our now closed company-managed brokerage operation.

Interest expense, net. The increase in net interest expense reflects an increase in our outstanding borrowings. As of September 27, 2025, our outstanding borrowings were $827.0 million compared to $561.2 million at September 28, 2024.

Other non-operating income. Other non-operating income for the third quarter 2025 includes gains of $0.6 million on marketable securities, compared to gains of $0.1 million in the same period of 2024.

Income tax expense (benefit). Our effective income tax rate was 10.3% in thirteen weeks ended September 27, 2025, compared to 24.6% in the thirteen weeks ended September 28, 2024. The decrease in income taxes is primarily the result of a decrease in taxable income mainly driven by the impairment of goodwill. The decrease in our effective tax rate was due to a change in the mix of operating profits and losses between foreign and domestic tax jurisdictions.

Thirty-nine Weeks Ended September 27, 2025 Compared to Thirty-nine Weeks Ended September 28, 2024

The following table sets forth items derived from our consolidated statements of income for the thirty-nine weeks ended September 27, 2025 and September 28, 2024:

	Thirty-nine Weeks Ended
	September 27, 2025		September 28, 2024		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$1,172,970	100.0%	$1,380,904	100.0%	(15.1)%
Operating expenses:
Purchased transportation and equipment rent	241,314	20.6	382,628	27.7	(36.9)
Direct personnel and related benefits	509,105	43.4	408,381	29.6	24.7
Operating supplies and expenses	159,186	13.6	216,914	15.7	(26.6)
Commission expense	12,922	1.1	22,485	1.6	(42.5)
Occupancy expense	36,794	3.1	32,189	2.3	14.3
General and administrative	40,828	3.5	41,242	3.0	(1.0)
Insurance and claims	23,057	2.0	20,722	1.5	11.3
Depreciation and amortization	107,190	9.1	87,795	6.4	22.1
Impairment expense	81,245	6.9	3,720	0.3	n/m
Total operating expenses	1,211,641	103.3	1,216,076	88.1	(0.4)
Income (loss) from operations	(38,671)	(3.3)	164,828	11.9	(123.5)
Interest income (expense), net	(27,061)	(2.3)	(20,378)	(1.5)	32.8
Other non-operating income	1,560	0.1	2,007	0.2	(22.3)
Income (loss) before income taxes	(64,172)	(5.5)	146,457	10.6	(143.8)
Income tax expense (benefit)	(3,730)	(0.3)	36,726	2.7	(110.2)
Net income (loss)	$(60,442)	-5.2%	$109,731	7.9%	(155.1)%

Operating revenues. The overall decrease in operating revenues was attributable to decreases in both our transportation and our logistics operations. For comparison purposes, the first thirty-nine weeks of 2025 included $161.7 million of revenue attributable to our recent acquisition of Parsec, while the first thirty-nine weeks of 2024 included $176.6 million of revenue attributable to our specialty development program, which was completed in 2024, and $72.6 million of revenue attributable to our now closed company-managed brokerage operation. Operating revenues included separately-identified fuel surcharges of $61.5 million in the first thirty-nine weeks of 2025, compared to $71.1 million in the first thirty-nine weeks of 2024. Also included in operating revenues were other accessorial charges such as detention, demurrage and storage, which totaled $26.3 million during the first thirty-nine weeks of 2025 compared to $25.5 million one year earlier.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and other third party providers. These fluctuations are generally correlated with changes in demand for transactional transportation-related services. The absolute decrease in purchased transportation and equipment rental costs was primarily the result of an overall decrease in transactional transportation-related services. In the first thirty-nine weeks of 2025, transactional transportation-related service revenues decreased 29.8% compared to the prior year.

Direct personnel and related benefits. Trends in direct personnel and benefit costs are generally correlated with changes in operating facilities and headcount requirements and, therefore, fluctuate correspondingly with the level of demand for our staffing needs in our contract logistics segment, which includes value-added services and dedicated transportation, as well as the use of employee drivers in certain of our intermodal operations. The increase in the first thirty-nine weeks of 2025 was due to an increase in headcount in our contract logistics business due to the acquisition of Parsec. While generalizations about the impact of personnel and related benefits costs are difficult, we manage compensation and staffing levels, including the use of contract labor, to maintain target economics based on near-term projections of demand for our services.

Operating supplies and expenses. Operating supplies and expenses include items such as fuel, maintenance, cost of materials, communications, utilities and other operating expenses, and generally relate to fluctuations in customer demand. The main element driving the decrease was higher expenses incurred in the first thirty-nine weeks of 2024 in connection with the contract logistics specialty development project, which was completed in 2024.

Commission expense. Commission expense decreased due to decreased revenue in our agency-based truckload business.

Occupancy expense. The increase in occupancy expense was due to a general increase in building rents as well as additional property locations.

General and administrative. There was a decrease in general and administrative expense due to a decrease in salaries and wages and professional fees.

Insurance and claims. The increase in insurance and claims expense was primarily due to an increase in cargo claims and general liability insurance.

Depreciation and amortization. The increase in depreciation and amortization expense resulted from a $19.8 million increase in depreciation expense, partially offset by a $0.4 million decrease in amortization expense. The increase in depreciation expense is the result of incremental fixed asset additions during the thirty-nine weeks ended September 27, 2025, as well increases due to the revisions on the estimated useful life and salvage value of certain equipment in the second quarter of 2024 and the acquisition of Parsec in the fourth quarter of 2024. Amortization expense decreased $0.4 million.

Impairment Expense. The first thirty-nine weeks of 2025 included $81.2 million of impairment charges related to the intermodal reporting segment. These charges consisted of $58.0 million of goodwill impairment and $23.2 million of impairment related to certain customer-relationship intangible assets. This compares to charges of $3.7 million during the first thirty-nine weeks of 2024 relating to our now closed company-managed brokerage operation.

Interest expense, net. The increase in net interest expense reflects an increase in our outstanding borrowings. As of September 27, 2025, our outstanding borrowings were $827.0 million compared to $561.2 million at September 28, 2024.

Other non-operating income. Other non-operating income decreased by $0.4 million in the thirty-nine weeks ended September 27, 2025. There were $0.7 million in unrealized gains in the first thirty-nine weeks of 2025, compared to $0.9 million in the same period 2024.

Income tax expense (benefit). Our effective income tax rate was 5.8% in thirty-nine weeks ended September 27, 2025, compared to 25.1% in the thirty-nine weeks ended September 28, 2024. The decrease in income taxes is primarily the result of a decrease in taxable income mainly driven by the impairment of goodwill. The decrease in our effective tax rate was due to a change in the mix of operating profits and losses between foreign and domestic tax jurisdictions.

Segment Financial Results

We report our financial results in three distinct reportable segments: contract logistics, intermodal and trucking, which are based primarily on the services each segment provides. This presentation reflects the manner in which management evaluates our operating segments, including an evaluation of economic characteristics and applicable aggregation criteria.

The following tables summarize information about our reportable segments for the thirteen week and thirty-nine week periods ended September 27, 2025 and September 30, 2023 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Contract logistics	$264,390	$245,194	$780,839	$822,301
Intermodal	64,679	77,632	204,290	235,649
Trucking	67,716	87,047	187,368	248,142
Other	1	16,960	473	74,812
Total operating revenues	$396,786	$426,833	$1,172,970	$1,380,904

	Income (loss) from Operations
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Contract logistics	$13,720	$45,623	$59,349	$179,990
Intermodal	(91,950)	(1,127)	(108,335)	(18,058)
Trucking	3,914	7,122	9,443	15,175
Other	72	(8,984)	872	(12,279)
Total income (loss) from operations	$(74,244)	$42,634	$(38,671)	$164,828

Thirteen Weeks Ended September 27, 2025 Compared to Thirteen Weeks Ended September 28, 2024

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues increased 7.8%.Operating revenues in the third quarter 2025 included $50.2 million from the recent acquisition of Parsec, while revenues in the same period last year included $36.8 million attributable to our specialty development project in Stanton, TN, which was completed last year. At the end of the third quarter 2025, we managed 82 value-added programs, compared to 70 in the third quarter 2024. Included in contract logistics segment revenues for the thirteen weeks ended September 27, 2025, were $8.1 million in separately identified fuel surcharges from dedicated transportation services, compared to $7.0 million in the same period last year. Income from operations decreased $31.9 million and operating margin, as a percentage of revenue was 5.2% for the third quarter 2025, compared to 18.6% in the third quarter 2024.

Operating revenues in the intermodal segment decreased 16.7% primarily due to a decrease in the average operating revenue per load, excluding fuel surcharges. Included in intermodal segment revenues for the third quarter 2025 were $7.6 million in separately identified fuel surcharges, compared to $10.0 million in the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $9.0 million during the third quarter 2025 compared to $8.9 million in the third quarter 2024. Load volumes declined 1.9%, and the average operating revenue per load, excluding fuel surcharges, decreased 14.2% on a year-over-year basis. In the third quarter 2025, the intermodal segment experienced an operating loss of $(92.0) million, including the $81.2 million previously discussed impairment charges, compared to an operating loss of $(1.1) million during the same period last year.

In the trucking segment, operating revenues decreased 22.2% primarily due to a decrease in the number of loads hauled and the average operating revenue per load. Third quarter 2025 trucking segment revenues included $17.3 million of brokerage services compared to $24.3 million during the same period last year. Also included in our trucking segment revenues were $3.6 million in separately identified fuel surcharges during the third quarter 2025 compared to $4.8 million in fuel surcharges in the third quarter 2024. On a year-over-year basis, load volumes declined 19.4% and, the average operating revenue per load, excluding fuel surcharges, decreased 2.3%. As a percentage of revenue, operating margin in the trucking segment for the thirteen weeks ended September 27, 2025, was 5.8% compared to 8.2% for the thirteen weeks ended September 28, 2024.

Thirty-nine Weeks Ended September 27, 2025 Compared to Thirty-nine Weeks Ended September 28, 2024

In the contract logistics segment, which includes our value-added and dedicated services, operating revenues decreased 5.0%. Operating revenues in the first thirty-nine weeks of 2025 included $161.7 million from the recent acquisition of Parsec, while revenues in the same period last year included $176.6 million attributable to our specialty development project in Stanton, TN, which was completed last year. At the end of the first thirty-nine weeks of 2025, we managed 82 value-added programs, compared to 70 in the first thirty-nine weeks of 2024. Included in contract logistics segment revenues for the thirty-nine weeks ended September 27, 2025, were $24.1 million in separately identified fuel surcharges from dedicated transportation services, compared to $23.7 million in the same period last year. Income from operations decreased $120.6 million and operating margin, as a percentage of revenue was 7.6% for the first thirty-nine weeks of 2025, compared to 21.9% in the first thirty-nine weeks of 2024.

Operating revenues in the intermodal segment decreased 13.3% primarily due to a decrease in the average operating revenue per load and the number of loads hauled. Included in intermodal segment revenues for the thirty-nine weeks ended September 27, 2025 were $23.9 million in separately identified fuel surcharges, compared to $31.5 million in the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $26.3 million during the first thirty-nine weeks of 2025 compared to $25.5 million in the first thirty-nine weeks of 2024. Load volumes declined 6.1%, while the average operating revenue per load, excluding fuel surcharges, fell 7.2% on a year-over-year basis. In the first thirty-nine weeks of 2025, the intermodal segment experienced an operating loss of $(108.3) million, including the $81.2 million previously discussed impairment charges, compared to an operating loss of $(18.1) million during the same period last year.

In the trucking segment, operating revenues decreased 24.5% primarily due to a decrease in the number of loads hauled. Trucking segment revenues included $53.7 million of brokerage services compared to $78.4 million during the same period last year. Also included in our trucking segment revenues were $10.5 million in separately identified fuel surcharges during the thirty-nine weeks ended September 27, 2025 compared to $15.9 million in fuel surcharges in the thirty-nine weeks ended September 28, 2024. On a year-over-year basis, load volumes declined 24.7%; however, the average operating revenue per load, excluding fuel surcharges, increased 2.8%, supported by our specialty, heavy-haul wind business. As a percentage of revenue, operating margin in the trucking segment for the thirty-nine weeks ended September 27, 2025, was 5.0% compared to 6.1% for the thirty-nine weeks ended September 28, 2024.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $400 million revolving credit facility maturing in September 30, 2027, and we may increase the available capacity by $200 million upon our request. At September 27, 2025, $20.4 million was available for borrowing.

Our UACL subsidiaries have credit facility maturing in September 30, 2027, which includes a $10 million revolver. At September 27, 2025, $5.5 million was available for borrowing.

We also finance the purchase of transportation and certain operating equipment with promissory notes. The notes are secured by liens on the specific equipment and are generally payable in 60 to 72 monthly installments.

We also have a $165.4 million term loan facility that matures in April 2032, and it is secured by first-priority mortgages on specific parcels of owned real estate.

We also maintain a short-term line of credit secured by our portfolio of marketable securities. We did not have any amounts advanced against the line as of September 27, 2025, and the maximum available borrowings were $4.9 million.

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

In the thirty-nine weeks ended September 27, 2025, our capital expenditures totaled $191.3 million. These expenditures primarily consisted of transportation equipment, investments in support of our value-added service operations and the expansion of our terminal network. Through the remainder of 2025, we expect our capital expenditures to be in the range of $25 million to $35 million.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt and the present value of our operating lease liabilities as of September 27, 2025 and December 31, 2024 (in thousands):

	September 27, 2025	December 31, 2024
Cash and cash equivalents	$27,381	$19,351
Marketable securities	9,791	11,590
Outstanding debt	827,014	762,641
Present value of operating lease liabilities	110,272	79,351

Debt

At September 27, 2025, we were in compliance with all financial covenants under our credit agreements and the agreements governing our promissory notes. For additional information on our financing arrangements, see Item 1, Note 7 to the Unaudited Consolidated Financial Statements.

Subsequent Event – Third Amendment Agreement; Credit Tenant Lease Financing

On October 1, 2025, which is subsequent to quarter-end, we entered into a third amendment agreement to our Revolving Credit Facility. The amendment modifies the credit agreement by increasing the maximum revolving amount by $100 million to $500 million through a partial exercise of the accordion feature set forth in the credit agreement. The amendment further modifies the credit agreement to permit a subsidiary of Universal to borrow up to $200 million under a potential credit tenant lease financing transaction, provided that the net proceeds of such financing are used (i) to repay in full all outstanding indebtedness and other obligations owing under the UACL Credit Agreement, and (ii) to prepay in part the outstanding revolving loans under the third amendment agreement.

On October 22, 2025, which is subsequent to quarter-end, we completed a credit tenant lease (“CTL”) financing transaction by issuing a senior secured promissory note in the principal amount of approximately $195.9 million. The note bears interest at a fixed rate of 6.84% per annum and matures on November 15, 2034. The note is secured primarily by our interests under a long-term composite sublease agreement. The CTL debt is non-recourse to the Company and its subsidiaries, except for customary limited-recourse obligations under indemnity and guaranty agreements relating to environmental matters, lease-term compliance, and certain representations, warranties, and covenants. We used the net proceeds of the CTL financing to (i) repay in full approximately $35.3 million of outstanding indebtedness owed under the UACL Credit Agreement and (ii) prepay in part approximately $158.6 million of the outstanding revolving loans under the Revolving Credit Facility. After giving effect to the repayment, approximately $218.8 million remains outstanding under the Revolving Credit Facility.

As of the filing date of this Form 10-Q, the Company’s pro forma availability under our Revolving Credit Facility, after giving effect to the CTL financing, was approximately $275.1 million. Management expects available cash, operating cash flows, and access to credit markets to be sufficient to meet anticipated operating, investing, and financing requirements for at least the next twelve months.

Discussion of Cash Flows

At September 27, 2025, we had cash and cash equivalents of $27.4 million compared to $19.4 million at December 31, 2024. Operating activities provided $135.9 million in net cash, financing activities provided an additional $56.0 million, and we used $181.8 million in investing activities.

The $135.9 million in net cash provided by operations was primarily attributed to $(60.4) million of net losses, which reflects non-cash depreciation and amortization, noncash lease expense, impairment expenses, gains (losses) on marketable equity securities and equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for credit losses, and a change in deferred income taxes totaling $210.1 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $13.8 million. The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, and increases in prepaid expenses and other receivables and prepaid income taxes, and decreases in accrued expenses, accruals for insurance and claims, and other current and long-term liabilities. These were partially offset by decreases in trade accounts receivable and other assets, and increases in trade accounts payable. Affiliate transactions increased net cash provided by operating activities by $3.4 million. The decrease in net cash resulted from an increase in accounts payable to affiliates of $4.3 million offset by an increase in accounts receivable from affiliates of $0.9 million.

The $181.8 million in net cash used in investing activities consisted of $191.3 million in capital expenditures, which was partially offset by $6.5 million in proceeds from the sale of equipment and $3.0 million in proceeds from the sale of marketable securities.

Financing activities provided $56.0 million in net cash during the thirty-nine weeks ended September 27, 2025. We had outstanding borrowings totaling $827.0 million at September 27, 2025 compared to $762.6 million at December 31, 2024. During the period, we made payments on term loan and equipment and real estate notes totaling $89.2 million, borrowed $80.3 million for new equipment and had net borrowings on our revolving lines of credit totaling $73.3 million. During the period, we also paid cash dividends of $8.3 million and purchased $0.1 million of treasury stock.

Off Balance Sheet Arrangements

As of September 27, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A summary of critical accounting policies is presented in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” of our Form 10-K for the year ended December 31, 2024. There have been no changes in our accounting policies during the thirteen weeks ended September 27, 2025.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes to the Company’s market risk during the thirteen weeks ended September 27, 2025. For additional information, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 27, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation and Plans for Remediation of Material Weakness

Management is currently in the process of planning for and implementing remediation efforts to address the identified material weakness. We plan on remediating our material weakness by enhancing our internal staff of accounting and financial reporting employees with employees that have the requisite technical accounting knowledge. We have also expanded our use of external consulting firms to provide advisory support for technical accounting guidance. We further intend to design and implement controls to formalize review procedures around the financial close process with appropriate segregation of duties.

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

ITEM 1A: RISK FACTORS

Risks Related to Our Business

We may be required to record additional impairment charges, which could materially affect our results of operations.

We review the carrying value of goodwill and indefinite lived intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We also review the carrying value of other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Determining whether an impairment exists involves significant management judgment, including estimates of future cash flows, growth rates, discount rates, and market multiples. These estimates are inherently uncertain and subject to change based on general economic conditions, interest-rate environments, and the performance of individual reporting units.

During the third quarter of 2025, we recognized a non-cash impairment charge related to goodwill and certain customer-relationship intangible assets within our Intermodal segment. Additional impairments could be required in future periods if actual operating results or macroeconomic conditions differ from current expectations, if the discount rate used in our valuations increases, or if market capitalization declines below the carrying value of our net assets. Any such charge would reduce reported earnings and could adversely affect investor perceptions of our financial condition or stock price, even though it would not impact our cash flows.

Our use of non-GAAP financial measures could lead to investor confusion and may be subject to increased regulatory scrutiny.

We present certain non-GAAP financial measures in our earnings releases and other investor communications, including adjusted income from operations, adjusted operating margin, adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), and adjusted EBITDA margin. These measures are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for GAAP results. While management believes these measures provide useful supplemental information for evaluating our operating performance and liquidity, they may exclude significant expenses or income items that are required to be recognized under GAAP. As a result, our non-GAAP measures may differ from similarly titled measures used by other companies and may not be comparable.

There is a risk that investors could misinterpret our non-GAAP measures, place undue reliance on them, or fail to understand their limitations. In addition, the Securities and Exchange Commission and other regulators have increased their focus on the use of non-GAAP financial measures, and changes in the interpretation of related rules or additional guidance could require us to modify, supplement, or discontinue the use of these measures. Any such developments, or any perception that our non-GAAP disclosures are misleading, could adversely affect investor confidence in our reported results, our stock price, or our reputation for financial transparency.

There have been no other material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 27, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: November 6, 2025	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: November 6, 2025	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer