Form 10-Q/A
period 2025-09-27
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2026-03-09
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock, no par value, outstanding as of March 6, 2026, was 26,350,058.

EXPLANATORY NOTE

Universal Logistics Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, originally filed with the Securities and Exchange Commission on November 6, 2025 (the “Original Filing”).

This Amendment is being filed to restate the Company’s previously issued condensed consolidated financial statements to correct an error in the accounting for goodwill impairment related to the Company’s intermodal reporting unit.

As previously disclosed in the Company’s Current Report on Form 8-K filed on March 9, 2026 pursuant to Item 4.02(a) of Form 8-K, the Audit Committee of the Company’s Board of Directors concluded that the Company’s previously issued condensed consolidated financial statements as of and for the quarter ended September 27, 2025 should no longer be relied upon due to this error.

The restatement resulted in the recognition of an additional goodwill impairment charge of $43.2 million related to the Company’s intermodal reporting unit.

This following sections in the Original Filing are revised in this Amendment to reflect the restatement:

•
Part I, Item 1: Financial Statements
•
Part I, Item 2: Management’s Discussion and Analysis
•
Part I, Item 4: Controls and Procedures
•
Part II, Item 1A: Risk Factors
•
Certifications

This Amendment No. 1 is presented in its entirety; however, the Company has amended only those items of the Original Filing that are affected by the restatement and related matters described above with amended items updated as necessary. Except as described in this Explanatory Note and the amended items included herein, this Amendment does not amend, update or otherwise modify any other information contained in the Original Filing. This Amendment does not reflect events occurring after the Original Filing except as necessary to reflect the restatement of the Company’s previously issued condensed consolidated financial statements. This Amendment should be read in conjunction with the Company’s other filings with the Securities and Exchange Commission filed subsequent to the Original Filing.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 27, 2025	December 31, 2024
	(As Restated, See Note 2)
Assets
Current assets:
Cash and cash equivalents	$27,381	$19,351
Marketable securities	9,791	11,590
Accounts receivable – net of allowance for credit losses of $5,486 and $7,806, respectively	277,603	293,646
Contract receivable	29,026	29,026
Other receivables	34,235	30,174
Prepaid expenses and other	31,928	24,688
Prepaid income taxes	16,810	—
Due from affiliates	2,238	1,338
Total current assets	429,012	409,813
Property and equipment – net of accumulated depreciation of $471,744 and $429,001, respectively	831,833	742,366
Operating lease right-of-use asset	105,756	74,003
Goodwill	105,618	206,756
Intangible assets – net of accumulated amortization of $77,505 and $155,290, respectively	111,411	150,926
Contract receivable, net of current portion	187,165	198,059
Deferred income taxes	329	329
Other assets	2,818	4,585
Total assets	$1,773,942	$1,786,837
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$67,635	$59,977
Current portion of long-term debt	105,233	88,812
Current portion of operating lease liabilities	24,441	28,563
Accrued expenses and other current liabilities	66,652	70,744
Insurance and claims	32,728	32,837
Due to affiliates	27,582	23,258
Income taxes payable	—	377
Total current liabilities	324,271	304,568
Long-term liabilities:
Long-term debt, net of current portion	718,948	670,273
Operating lease liabilities, net of current portion	85,831	50,788
Deferred income taxes	106,505	109,012
Other long-term liabilities	3,481	5,173
Total long-term liabilities	914,765	835,246
Stockholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 26,336,137 and 26,319,754 shares issued; 26,330,058 and 26,317,326 shares outstanding, respectively	26,336	26,320
Paid-in capital	5,457	5,016
Treasury stock, at cost; 6,079 and 2,428 shares	(192)	(107)
Retained earnings	511,117	623,018
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $138 and $412, respectively	406	1,177
Foreign currency translation adjustments	(8,218)	(8,401)
Total stockholders’ equity	534,906	647,023
Total liabilities and stockholders’ equity	$1,773,942	$1,786,837

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(As Restated, See Note 2)		(As Restated, See Note 2)
Operating revenues:
Truckload services	$50,419	$63,641	$134,119	$172,547
Brokerage services	18,011	42,440	57,847	155,714
Intermodal services	63,966	75,558	200,165	230,342
Dedicated services	86,171	87,357	253,007	266,389
Value-added services	178,219	157,837	527,832	555,912
Total operating revenues	396,786	426,833	1,172,970	1,380,904
Operating expenses:
Purchased transportation and equipment rent	80,063	120,700	241,314	382,628
Direct personnel and related benefits	176,572	132,081	509,105	408,381
Operating supplies and expenses	57,523	60,532	159,186	216,914
Commission expense	4,271	6,985	12,922	22,485
Occupancy expense	13,738	11,179	36,794	32,189
General and administrative	13,625	13,037	40,828	41,242
Insurance and claims	8,494	5,681	23,057	20,722
Depreciation and amortization	35,499	30,284	107,190	87,795
Impairment expense	124,411	3,720	124,411	3,720
Total operating expenses	514,196	384,199	1,254,807	1,216,076
Income (loss) from operations	(117,410)	42,634	(81,837)	164,828
Interest income	2,855	1,130	8,522	2,257
Interest expense	(12,840)	(8,546)	(35,583)	(22,635)
Other non-operating income	833	4	1,560	2,007
Income (loss) before income taxes	(126,562)	35,222	(107,338)	146,457
Income tax expense (benefit)	(8,624)	8,682	(3,730)	36,726
Net income (loss)	$(117,938)	$26,540	$(103,608)	$109,731
Earnings per common share:
Basic	$(4.48)	$1.01	$(3.94)	$4.17
Diluted	$(4.48)	$1.01	$(3.93)	$4.17
Weighted average number of common shares outstanding:
Basic	26,330	26,318	26,327	26,314
Diluted	26,340	26,353	26,341	26,345
Dividends declared per common share	$0.105	$0.105	$0.315	$0.315

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(As Restated, See Note 2)		(As Restated, See Note 2)
Net income (loss)	$(117,938)	$26,540	$(103,608)	$109,731
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(43), $(480), $(274) and $(296), respectively	(126)	(1,424)	(771)	(875)
Foreign currency translation adjustments	2,032	(276)	183	(2,479)
Total other comprehensive income (loss)	1,906	(1,700)	(588)	(3,354)
Total comprehensive income (loss)	$(116,032)	$24,840	$(104,196)	$106,377

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024
	(As Restated, See Note 2)
Cash flows from operating activities:
Net income (loss)	$(103,608)	$109,731
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	107,190	87,795
Noncash lease expense	22,669	22,686
Impairment expense	124,411	3,720
Gain on marketable equity securities	(1,185)	(936)
Loss on disposal of property and equipment	1,578	678
Amortization of debt issuance costs	723	723
Stock-based compensation	457	779
Provision for credit losses	(44)	1,425
Deferred income taxes	(2,508)	24,220
Change in assets and liabilities:
Trade and other accounts receivable	10,313	(18,164)
Contract receivable, prepaid income taxes, prepaid expenses and other assets	(10,460)	(172,890)
Principal reduction in operating lease liabilities	(23,446)	(23,521)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	8,100	21,253
Due to/from affiliates, net	3,423	(2,795)
Other long-term liabilities	(1,691)	(2,071)
Net cash provided by operating activities	135,922	52,633
Cash flows from investing activities:
Capital expenditures	(191,322)	(210,813)
Proceeds from the sale of property and equipment	6,534	1,795
Proceeds from the sale of marketable securities	2,984	19
Acquisition of business	—	(10,000)
Net cash used in investing activities	(181,804)	(218,999)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	435,361	365,470
Repayments of debt - revolving debt	(362,113)	(273,405)
Proceeds from borrowing - term debt	80,320	162,653
Repayments of debt - term debt	(89,195)	(79,917)
Dividends paid	(8,293)	(8,289)
Purchases of treasury stock	(85)	(83)
Net cash provided by financing activities	55,995	166,429
Effect of exchange rate changes on cash and cash equivalents	(2,083)	(740)
Net increase (decrease) in cash	8,030	(677)
Cash and cash equivalents – beginning of period	19,351	12,511
Cash and cash equivalents – end of period	$27,381	$11,834
Supplemental cash flow information:
Cash paid for interest	$32,268	$20,390
Cash paid for income taxes	$18,844	$14,796
Non-cash operating and financing activities:
During the thirty-nine week period ended September 27, 2025, the Company had non-cash activities resulting from the $2.8 million of declared dividends that were unpaid as of the end of the period.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2023	$31,008	$5,103	$(96,840)	$595,450	$(2,523)	$532,198
Net income	—	—	—	52,457	—	52,457
Comprehensive income (loss)	—	—	—	—	1,353	1,353
Dividends ($0.105 per share)	—	—	—	(2,762)	—	(2,762)
Stock based compensation	33	667	—	-	—	700
Retirement of treasury stock	(4,723)	(831)	96,840	(91,286)	—	—
Balances – March 30, 2024	26,318	4,939	—	553,859	(1,170)	583,946
Net income	—	—	—	30,734	—	30,734
Comprehensive income (loss)	—	—	—	—	(3,007)	(3,007)
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	1	68	—	—	—	69
Purchases of treasury stock	—	—	(83)	—	—	(83)
Balances - June 29, 2024	26,319	5,007	(83)	581,829	(4,177)	608,895
Net income	—	—	—	26,540	—	26,540
Comprehensive income (loss)	—	—	—	—	(1,700)	(1,700)
Dividends ($0.105 per share)	—	—	—	(2,763)	—	(2,763)
Stock based compensation	1	9	—	—	—	10
Balances – September 28, 2024	$26,320	$5,016	$(83)	$605,606	$(5,877)	$630,982

Balances – December 31, 2024	$26,320	$5,016	$(107)	$623,018	$(7,224)	$647,023
Net income	—	—	—	6,014	—	6,014
Comprehensive income (loss)	—	—	—	—	(4,256)	(4,256)
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	13	372	—	—	—	385
Balances – March 29, 2025	26,333	5,388	(107)	626,268	(11,480)	646,402
Net income	—	—	—	8,316	—	8,316
Comprehensive income (loss)	—	—	—	—	1,762	1,762
Dividends ($0.105 per share)	—	—	—	(2,765)	—	(2,765)
Stock based compensation	3	60	—	—	—	63
Purchases of treasury stock	—	—	(85)	—	—	(85)
Balances - June 28, 2025	26,336	5,448	(192)	631,819	(9,718)	653,693
Net loss (As Restated, See Note 2)	—	—	—	(117,938)	—	(117,938)
Comprehensive income (loss)	—	—	—	—	1,906	1,906
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	—	9	—	—	—	9
Balances – September 27, 2025 (As Restated, See Note 2)	$26,336	$5,457	$(192)	$511,117	$(7,812)	$534,906

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

During the third quarter of 2025, the Company completed its annual goodwill impairment tests noting no impairment. Subsequently, in August 2025, the Company identified certain triggering events related to its intermodal reporting segment. In accordance with FASB Accounting Standards Codification (“ASC”) 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company evaluated certain indefinite and long lived tangible and intangible assets for impairment and concluded that an impairment was present. As a result, during the thirteen weeks ended September 27, 2025 we recognized impairment charges totaling $124.4 million which consisted of a $101.1 million of goodwill impairment charge and $23.3 million of impairment charges related to certain customer-relationship intangible assets. The valuation of the intermodal reporting unit reflected a reduced demand forecast, lower margins due to the high fixed costs associated with this segment, and a higher discount rate to reflect the company specific risk associated with this reporting unit. See Note 2 “Restatement of Previously Issued Financial Statements” for further information.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)
Restatement of Previously Issued Financial Statements

During the fourth quarter of 2025, management identified certain triggering events related to its intermodal reporting unit. In connection with its impairment analysis, management identified an error in the determination of the carrying value of the intermodal reporting unit previously used in its goodwill impairment analysis during the quarter ended September 27, 2025.

Specifically, the carrying value of the intermodal reporting unit used in the impairment analysis included approximately $46.7 million of deferred tax liabilities attributable to intercompany allocations that were not appropriate for inclusion in the reporting unit’s carrying value.

After correcting this error, the carrying value of the intermodal reporting unit exceeded its fair value by an amount sufficient to fully impair the goodwill associated with the reporting unit. Accordingly, the Company recorded an additional goodwill impairment charge of approximately $43.2 million, representing the remaining goodwill balance of the intermodal reporting unit.

The Company has restated its previously issued financial statements for the quarter ended September 27, 2025 to reflect this correction.

The correction did not affect the Company’s previously reported revenues, operating cash flows, liquidity, or compliance with debt covenants.

Following is a summary of the significant effects of the restatement on the Company’s condensed consolidated balance sheet as of September 27, 2025 as well as the effects of these changes on the Company’s condensed consolidated statements of income and comprehensive income, and intermodal segment reporting for the thirteen and thirty-nine weeks ended September 27, 2025 (in thousands, except per share data):

	Unaudited Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
September 27, 2025
Goodwill	$148,784	$(43,166)	$105,618
Total assets	1,817,108	(43,166)	1,773,942
Retained earnings	554,283	(43,166)	511,117
Total stockholders’ equity	578,072	(43,166)	534,906
Total liabilities and stockholders’ equity	$1,817,108	$(43,166)	$1,773,942

	Unaudited Consolidated Statements of Income and Comprehensive Income
	As Previously Reported	Adjustments	As Restated
Thirteen Weeks Ended September 27, 2025
Impairment expense	$81,245	$43,166	$124,411
Total operating expenses	471,030	43,166	514,196
Income (loss) from operations	(74,244)	(43,166)	(117,410)
Income (loss) before income taxes	(83,396)	(43,166)	(126,562)
Net income (loss)	(74,772)	(43,166)	(117,938)
Earnings per common share - Basic	$(2.84)	$(1.64)	$(4.48)
Earnings per common share - Diluted	$(2.84)	$(1.64)	$(4.48)
Total comprehensive income (loss)	$(72,866)	$(43,166)	$(116,032)

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(2)
Restatement of Previously Issued Financial Statements – continued

	Unaudited Consolidated Statements of Income and Comprehensive Income
	As Previously Reported	Adjustments	As Restated
Thirty-nine Weeks Ended September 27, 2025
Impairment expense	$81,245	$43,166	$124,411
Total operating expenses	1,211,641	43,166	1,254,807
Income (loss) from operations	(38,671)	(43,166)	(81,837)
Income (loss) before income taxes	(64,172)	(43,166)	(107,338)
Net income (loss)	(60,442)	(43,166)	(103,608)
Earnings per common share - Basic	$(2.30)	$(1.64)	$(3.94)
Earnings per common share - Diluted	$(2.29)	$(1.64)	$(3.93)
Total comprehensive income (loss)	$(61,030)	$(43,166)	$(104,196)

	Segment Reporting - Intermodal
	As Previously Reported	Adjustments	As Restated
Thirteen Weeks Ended September 27, 2025
Other segment expenses	$89,418	$43,166	$132,584
Total operating expenses	156,629	43,166	199,795
Income (loss) from operations	$(91,950)	$(43,166)	$(135,116)
Thirty-nine Weeks Ended September 27, 2025
Other segment expenses	$103,612	$43,166	$146,778
Total operating expenses	312,625	43,166	355,791
Income (loss) from operations	$(108,335)	$(43,166)	$(151,501)

(3)
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

(4)
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
Revenue Recognition – continued

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

Notes to Unaudited Consolidated Financial Statements - Continued

(6)
Goodwill

The changes in the carrying amount of goodwill during the year ended December 31, 2024 and the thirty-nine weeks ended September 27, 2025 are as follows (in thousands):

Balance as of January 1, 2024	$170,730
Acquisition of business	39,493
Goodwill impairment	(3,467)
Balance as of December 31, 2024	206,756
Goodwill impairment (As Restated, See Note 2)	(101,138)
Balance as of September 27, 2025 (As Restated, See Note 2)	$105,618

As described in Note 1, “Basis of Presentation” and Note 2, “Restatement of Previously Issued Financial Statements”, we recorded goodwill impairment charges of $101.1 million during the thirteen weeks ended September 27, 2025 related to the intermodal reporting segment and $3.5 million during the thirteen weeks ended September 28, 2024 related to the former company-managed brokerage segment.

At both September 27, 2025 and December 31, 2024, $95.8 million of goodwill was recorded in our contract logistics segment and $9.8 million in our trucking segment, respectively. At September 27, 2025 and December 31, 2024, $0 and $101.1 million of goodwill was recorded in our intermodal segment, respectively.

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

Subsequent Events – Third Amendment Agreement; Credit Tenant Lease Financing. On October 1, 2025, subsequent to the quarter-end, we entered into a third amendment agreement to our Revolving Credit Facility. Furthermore, on October 22, 2025, subsequent to the quarter-end, we completed a credit tenant lease financing transaction, the proceeds of which were used to repay in full the outstanding debt under the UACL Credit Agreement and to prepay in part the outstanding revolving loans under our Revolving Credit Facility. See Note 17, “Subsequent Events” for additional information regarding these transactions.

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

(10)
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

(12)
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

(14)
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

The following tables summarize information about our reportable segments for the thirteen week and thirty-nine week periods ended September 27, 2025 and September 28, 2024 (in thousands):

	Thirteen Weeks Ended September 27, 2025 (As Restated, See Note 2)
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$264,390	$64,679	$67,716	$1	$396,786

Operating expenses:
Purchased transportation and equipment rent	2,259	26,088	48,995	2,721	80,063
Direct personnel and related benefits	156,857	17,489	2,223	3	176,572
Operating supplies and expenses	42,813	11,591	4,281	(1,162)	57,523
Commission expense	2	638	3,631	—	4,271
Occupancy expense	8,587	6,080	64	(993)	13,738
Depreciation and amortization	21,798	5,325	2,491	5,885	35,499
Other segment expenses (3)	18,354	132,584	2,117	(6,525)	146,530
Total operating expenses	250,670	199,795	63,802	(71)	514,196
Income (loss) from operations	$13,720	$(135,116)	$3,914	$72	$(117,410)

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

	Thirty-nine Weeks Ended September 27, 2025 (As Restated, See Note 2)
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$780,839	$204,290	$187,368	$473	$1,172,970

Operating expenses:
Purchased transportation and equipment rent	7,843	88,527	137,247	7,697	241,314
Direct personnel and related benefits	452,766	50,612	5,723	4	509,105
Operating supplies and expenses	124,712	31,651	9,675	(6,852)	159,186
Commission expense	22	1,807	11,092	1	12,922
Occupancy expense	22,738	16,051	167	(2,162)	36,794
Depreciation and amortization	64,357	20,365	6,887	15,581	107,190
Other segment expenses (3)	49,052	146,778	7,134	(14,668)	188,296
Total operating expenses	721,490	355,791	177,925	(399)	1,254,807
Income (loss) from operations	$59,349	$(151,501)	$9,443	$872	$(81,837)

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

(17)
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements and assumptions in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A are forward-looking statements. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “expect,” “believe,” “targets,” “could,” “estimate,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in Part I, Item 1A in our Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of this Form 10-Q/A, as well as any other cautionary language in these filings, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2, the condensed consolidated financial statements included in this Amendment No. 1 to the Quarterly Report on Form 10-Q (Form 10-Q/A) have been restated. The accompanying Management’s Discussion and Analysis gives effect to the restatement. This Amendment amends and restates the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended September 27, 2025. Except as described herein, this Amendment does not amend or update any other information contained in the original filing.

The restatement relates to an error identified in the determination of the carrying value of the intermodal reporting unit used in the Company’s goodwill impairment analysis during the quarter ended September 27, 2025, including the inclusion of certain intercompany deferred tax liabilities that should not have been included in the reporting unit’s carrying value for purposes of the impairment test. The restatement affects only the condensed consolidated financial statements for the quarter ended September 27, 2025 and does not impact previously issued financial statements for any earlier periods. Management concluded that the error is consistent with the material weakness in internal control over financial reporting previously disclosed by the Company.

In addition, because the impairment analysis involves estimates and judgments, the determination of fair value is inherently subject to uncertainty and could differ based on changes in assumptions or circumstances; however, the restatement described above relates to the correction of the carrying value used in the impairment analysis during the quarter ended September 27, 2025.

The goodwill impairment described above is a non-cash charge and does not affect the Company’s liquidity, operating cash flows, or compliance with debt covenants. The following discussion reflects the Company’s restated financial statements, and additional discussion of the impairment is included below under “Results of Operations.”

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 and the unaudited Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q/A.

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

Results of Operations

Thirteen Weeks Ended September 27, 2025 Compared to Thirteen Weeks Ended September 28, 2024

The following table sets forth items derived from our consolidated statements of income for the thirteen weeks ended September 27, 2025 and September 28, 2024:

	Thirteen Weeks Ended (As Restated, See Note 2)
	September 27, 2025		September 28, 2024		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$396,786	100.0%	$426,833	100.0%	(7.0)%
Operating expenses:
Purchased transportation and equipment rent	80,063	20.2	120,700	28.3	(33.7)
Direct personnel and related benefits	176,572	44.5	132,081	30.9	33.7
Operating supplies and expenses	57,523	14.5	60,532	14.2	(5.0)
Commission expense	4,271	1.1	6,985	1.6	(38.9)
Occupancy expense	13,738	3.5	11,179	2.6	22.9
General and administrative	13,625	3.4	13,037	3.1	4.5
Insurance and claims	8,494	2.1	5,681	1.3	49.5
Depreciation and amortization	35,499	8.9	30,284	7.1	17.2
Impairment expense	124,411	31.4	3,720	1	n/m
Total operating expenses	514,196	129.6	384,199	90.0	33.8
Income (loss) from operations	(117,410)	(29.6)	42,634	10.0	(375.4)
Interest income (expense), net	(9,985)	(2.5)	(7,416)	(1.7)	34.6
Other non-operating income	833	0.2	4	0.0	n/m
Income (loss) before income taxes	(126,562)	(31.9)	35,222	8.3	(459.3)
Income tax expense (benefit)	(8,624)	(2.2)	8,682	1.9	(199.3)
Net income (loss)	$(117,938)	(29.7)%	$26,540	6.2%	(544.4)%

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

Impairment Expense. The third quarter 2025 included $124.4 million of impairment charges related to the intermodal reporting segment. These charges consisted of $101.1 million of goodwill impairment and $23.3 million of impairment related to certain customer-relationship intangible assets. The goodwill impairment charge is a non-cash item and does not impact the Company’s cash position, liquidity, operating cash flows, or compliance with debt covenants. As a result of this impairment charge, the Company has fully impaired the goodwill associated with its intermodal reporting unit and no goodwill remains attributable to that reporting unit as of September 27, 2025. The restatement described above relates to the correction of the carrying value used in the impairment analysis during the quarter ended September 27, 2025 and does not reflect a change in the Company’s valuation methodology. Management believes that, based on information currently available, the assumptions used in the impairment analysis during the quarter ended September 27, 2025 were reasonable; however, the valuation of reporting units involves significant judgments and estimates. The third quarter 2025 impairment charges of $124.4 million compare to charges of $3.7 million recorded during the third quarter of 2024 relating to our now closed company-managed brokerage operation.

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

Income tax expense (benefit). Our effective income tax rate was 6.8% in thirteen weeks ended September 27, 2025, compared to 24.6% in the thirteen weeks ended September 28, 2024. The decrease in income taxes is primarily the result of a decrease in taxable income. The decrease in our effective tax rate was due to a change in the mix of operating profits and losses between foreign and domestic tax jurisdictions and the impairment of goodwill.

Thirty-nine Weeks Ended September 27, 2025 Compared to Thirty-nine Weeks Ended September 28, 2024

The following table sets forth items derived from our consolidated statements of income for the thirty-nine weeks ended September 27, 2025 and September 28, 2024:

	Thirty-nine Weeks Ended (As Restated, See Note 2)
	September 27, 2025		September 28, 2024		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$1,172,970	100.0%	$1,380,904	100.0%	(15.1)%
Operating expenses:
Purchased transportation and equipment rent	241,314	20.6	382,628	27.7	(36.9)
Direct personnel and related benefits	509,105	43.4	408,381	29.6	24.7
Operating supplies and expenses	159,186	13.6	216,914	15.7	(26.6)
Commission expense	12,922	1.1	22,485	1.6	(42.5)
Occupancy expense	36,794	3.1	32,189	2.3	14.3
General and administrative	40,828	3.5	41,242	3.0	(1.0)
Insurance and claims	23,057	2.0	20,722	1.5	11.3
Depreciation and amortization	107,190	9.1	87,795	6.4	22.1
Impairment expense	124,411	10.6	3,720	0.3	n/m
Total operating expenses	1,254,807	107.0	1,216,076	88.1	3.2
Income (loss) from operations	(81,837)	(7.0)	164,828	11.9	(149.6)
Interest income (expense), net	(27,061)	(2.3)	(20,378)	(1.5)	32.8
Other non-operating income	1,560	0.1	2,007	0.2	(22.3)
Income (loss) before income taxes	(107,338)	(9.2)	146,457	10.6	(173.3)
Income tax expense (benefit)	(3,730)	(0.4)	36,726	2.7	(110.2)
Net income (loss)	$(103,608)	(8.8)%	$109,731	7.9%	(194.4)%

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

Impairment Expense. The first thirty-nine weeks of 2025 included $124.4 million of impairment charges related to the intermodal reporting segment. These charges consisted of $101.1 million of goodwill impairment and $23.3 million of impairment related to certain customer-relationship intangible assets. The goodwill impairment charge is a non-cash item and does not impact the Company’s cash position, liquidity, operating cash flows, or compliance with debt covenants. As a result of this impairment charge, the Company has fully impaired the goodwill associated with its intermodal reporting unit and no goodwill remains attributable to that reporting unit as of September 27, 2025. The restatement described above relates to the correction of the carrying value used in the impairment analysis during the quarter ended September 27, 2025 and does not reflect a change in the Company’s valuation methodology. Management believes that, based on information currently available, the assumptions used in the impairment analysis during the quarter ended September 27, 2025 were reasonable; however, the valuation of reporting units involves significant judgments and estimates. The impairment charges of $124.4 million recorded during the first thirty-nine weeks of 2025 compare to charges of $3.7 million recorded during the first thirty-nine weeks of 2024 relating to our now closed company-managed brokerage operation.

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

Income tax expense (benefit). Our effective income tax rate was 3.5% in thirty-nine weeks ended September 27, 2025, compared to 25.1% in the thirty-nine weeks ended September 28, 2024. The decrease in income taxes is primarily the result of a decrease in taxable income. The decrease in our effective tax rate was due to a change in the mix of operating profits and losses between foreign and domestic tax jurisdictions and the impairment of goodwill.

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

The following tables summarize information about our reportable segments for the thirteen week and thirty-nine week periods ended September 27, 2025 and September 30, 2023 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Contract logistics	$264,390	$245,194	$780,839	$822,301
Intermodal	64,679	77,632	204,290	235,649
Trucking	67,716	87,047	187,368	248,142
Other	1	16,960	473	74,812
Total operating revenues	$396,786	$426,833	$1,172,970	$1,380,904

	Income (loss) from Operations (As Restated, See Note 2)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Contract logistics	$13,720	$45,623	$59,349	$179,990
Intermodal	(135,116)	(1,127)	(151,501)	(18,058)
Trucking	3,914	7,122	9,443	15,175
Other	72	(8,984)	872	(12,279)
Total income (loss) from operations	$(117,410)	$42,634	$(81,837)	$164,828

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

Operating revenues in the intermodal segment decreased 16.7% primarily due to a decrease in the average operating revenue per load, excluding fuel surcharges. Included in intermodal segment revenues for the third quarter 2025 were $7.6 million in separately identified fuel surcharges, compared to $10.0 million in the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $9.0 million during the third quarter 2025 compared to $8.9 million in the third quarter 2024. Load volumes declined 1.9%, and the average operating revenue per load, excluding fuel surcharges, decreased 14.2% on a year-over-year basis. In the third quarter 2025, the intermodal segment experienced an operating loss of $(135.1) million, including the $124.4 million previously discussed impairment charges, compared to an operating loss of $(1.1) million during the same period last year.

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

Operating revenues in the intermodal segment decreased 13.3% primarily due to a decrease in the average operating revenue per load and the number of loads hauled. Included in intermodal segment revenues for the thirty-nine weeks ended September 27, 2025 were $23.9 million in separately identified fuel surcharges, compared to $31.5 million in the same period last year. Intermodal segment revenues also include other accessorial charges such as detention, demurrage and storage, which totaled $26.3 million during the first thirty-nine weeks of 2025 compared to $25.5 million in the first thirty-nine weeks of 2024. Load volumes declined 6.1%, while the average operating revenue per load, excluding fuel surcharges, fell 7.2% on a year-over-year basis. In the first thirty-nine weeks of 2025, the intermodal segment experienced an operating loss of $(151.5) million, including the $124.4 million previously discussed impairment charges, compared to an operating loss of $(18.1) million during the same period last year.

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

Debt

At September 27, 2025, we were in compliance with all financial covenants under our credit agreements and the agreements governing our promissory notes. For additional information on our financing arrangements, see Item 1, Note 8 to the Unaudited Consolidated Financial Statements.

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

The $135.9 million in net cash provided by operations was primarily attributed to $(103.6) million of net losses, which reflects non-cash depreciation and amortization, noncash lease expense, impairment expenses, gains (losses) on marketable equity securities and equipment sales, amortization of debt issuance costs, stock-based compensation, provisions for credit losses, and a change in deferred income taxes totaling $253.3 million, net. Net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $13.8 million. The primary drivers behind the increase in working capital were principal reductions in operating lease liabilities during the period, and increases in prepaid expenses and other receivables and prepaid income taxes, and decreases in accrued expenses, accruals for insurance and claims, and other current and long-term liabilities. These were partially offset by decreases in trade accounts receivable and other assets, and increases in trade accounts payable. Affiliate transactions increased net cash provided by operating activities by $3.4 million. The decrease in net cash resulted from an increase in accounts payable to affiliates of $4.3 million offset by an increase in accounts receivable from affiliates of $0.9 million.

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

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2026 pursuant to Item 4.02(a) of Form 8-K, the Audit Committee of the Company’s Board of Directors concluded that the Company’s previously issued condensed consolidated financial statements for the quarter ended September 27, 2025 should no longer be relied upon due to an error identified in the determination of the carrying value of the Company’s intermodal reporting unit used in the Company’s goodwill impairment analysis. This Amendment No. 1 to the Quarterly Report on Form 10-Q (Form 10-Q/A) amends and restates the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended September 27, 2025 to correct that error. Management has evaluated the nature of the error and concluded that the error is consistent with the previously identified material weakness in the Company’s internal control over financial reporting described above.

Management also considered the effect of the error and the related restatement described above in evaluating the effectiveness of the Company’s disclosure controls and procedures as of September 27, 2025.

Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements included in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A fairly present, in all material respects, and provide reasonable assurance of fairly presenting our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal controls over financial reporting, as described above. Other than the identification of the error described above and the related restatement of the Company’s condensed consolidated financial statements for the quarter ended September 27, 2025, there was no change in our internal control over financial reporting that occurred during the period covered by the original Quarterly Report on Form 10-Q for the quarter ended September 27, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

Risks Related to Our Business

We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness or otherwise maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

As described elsewhere in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025 (this “Amendment”), the Company has restated its previously issued condensed consolidated financial statements for the quarter ended September 27, 2025. The restatement relates to an error identified in the goodwill impairment analysis for the Company’s intermodal reporting unit. Specifically, certain deferred tax liabilities attributable to intercompany allocations were included in the carrying value used in the impairment analysis when they should not have been included.

Management has previously identified a material weakness in the Company’s internal control over financial reporting related to the accounting for complex and non-routine transactions and the preparation and review of financial statements and related disclosures. Management concluded that the error that resulted in the restatement described in this Amendment is consistent with this previously identified material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of this material weakness, management concluded that the Company’s disclosure controls and procedures were not effective as of September 27, 2025, as described in Item 4, “Controls and Procedures,” of this Amendment.

Management has begun implementing remediation measures designed to address this material weakness, including enhancing the Company’s internal technical accounting expertise and strengthening review procedures relating to complex and non-routine accounting matters, including goodwill impairment analyses. However, these remediation efforts are ongoing, and management cannot provide assurance that these measures will fully remediate the material weakness or prevent future deficiencies in internal control over financial reporting. Management continues to evaluate the effectiveness of these remediation measures and may determine that additional steps are necessary to address the material weakness. In addition, management may identify additional deficiencies or material weaknesses in internal control over financial reporting in the future as remediation efforts continue and controls are tested.

If the Company is unable to successfully remediate the material weakness, or if additional material weaknesses or significant deficiencies are identified in the future, the Company’s ability to accurately record, process, summarize and report financial information could be adversely affected. In addition, the Company could become subject to increased regulatory scrutiny, incur additional costs related to remediation and external audit procedures, or experience reduced investor confidence in the reliability of its financial statements. The error that resulted in the restatement described in this Amendment related to the Company’s goodwill impairment analysis for its intermodal reporting unit. See “—We may be required to record additional impairment charges in future periods.”

We may be required to record additional impairment charges, which could materially affect our results of operations.

We review the carrying value of goodwill and indefinite lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that their carrying amounts may not be recoverable. We also evaluate the recoverability of other long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These evaluations require management to make significant judgments and estimates, including projections of expected growth rates, discount rates, and market multiples. These assumptions are inherently uncertain may change based on general economic conditions, industry trends, interest rate levels, competitive dynamics, and the operating performance of our reporting units. The estimates and assumptions used in our impairment analyses reflect management’s judgments based on information available at the time the analyses are performed, and future events or changes in circumstances may differ from those assumptions.

As discussed elsewhere in this Amendment, during the quarter ended September 27, 2025 the Company recorded a non-cash impairment charge of approximately $124.4 million related to goodwill and certain customer-relationship intangible assets associated with our intermodal reporting unit. As a result of this impairment charge, the Company has fully impaired the goodwill associated with the intermodal reporting unit and no goodwill remains attributable to that reporting unit.

Our remaining reporting units continue to include goodwill and other intangible assets that are subject to impairment testing. If the operating performance of these reporting units does not meet our current expectations, if macroeconomic conditions deteriorate, if interest rates increase, if discount rates used in our valuations increase, or if our market capitalization declines below the carrying value of our net assets, we could be required to record additional impairment charges in future periods. Any such charges would reduce reported earnings and could adversely affect investor perceptions of our financial condition or the market price of our common stock, even though such charges would not affect our cash flows.

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: March 9, 2026	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: March 9, 2026	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer