Form 10-K
period 2025-12-31
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2026-03-16
CIK 1308208

☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 28, 2025, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 27, 2025, as reported by The Nasdaq Stock Market, was approximately $173.8 million (assuming, but not admitting for any purpose, that all (a) directors and executive officers of the registrant are affiliates, and (b) the number of shares held by such directors and executive officers does not include shares that such persons could have acquired within 60 days of June 28, 2025).

The number of shares of common stock, no par value, outstanding as of March 9, 2026, was 26,350,058.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

UNIVERSAL LOGISTICS HOLDINGS, INC.

2025 ANNUAL REPORT ON FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect management’s current expectations, estimates, projections, beliefs, plans, or objectives regarding future events, conditions, or performance and are subject to known and unknown risks, uncertainties, assumptions, and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Forward-looking statements include, but are not limited to, statements regarding our future operating results, financial condition, liquidity, cash flows, capital expenditures, capital allocation priorities, growth strategies, acquisition and integration activities, customer demand, pricing and cost trends, labor availability and costs, regulatory developments, environmental and sustainability initiatives, technology investments, and general economic and industry conditions. Many of these forward-looking statements appear in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, but may also appear elsewhere in this Form 10-K. Forward-looking statements can generally be identified by words or phrases such as “anticipates,” “believes,” “expects,” “estimates,” “targets,” “plans,” “intends,” “projects,” “forecasts,” “will,” “would,” “could,” “may,” “should,” “potential,” “continue,” or similar expressions, or by discussions of strategy, plans, or objectives. These statements are not guarantees of future performance. Actual results may differ materially from those contemplated by forward-looking statements due to a variety of factors, including, among others, those described in Part I, Item 1A—Risk Factors of this Form 10-K, which is incorporated herein by reference, as well as changes in general economic conditions, customer demand, fuel and other operating costs, labor market conditions, regulatory requirements, capital markets conditions, and competitive dynamics within the transportation and logistics industry. All forward-looking statements contained in this Form 10-K are made as of the date of this report and are based on information available to the Company as of that date. Except as required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or otherwise. Unless the context otherwise requires, references in this Form 10-K to “Universal,” the “Company,” “we,” “us,” or “our” refer collectively to Universal Logistics Holdings, Inc. and its consolidated subsidiaries. All references to fiscal years, quarters, or periods refer to the Company’s fiscal years ended December 31 and the corresponding interim periods.

PART I

ITEM 1: BUSINESS

Company Overview

Universal Logistics Holdings, Inc. is a holding company whose subsidiaries provide customized transportation and logistics solutions across North America and select international markets. Through our operating subsidiaries, we deliver an integrated portfolio of transportation and logistics services designed to support customers throughout their supply chains, including value-added, dedicated, intermodal and trucking services. Our operations primarily serve customers in the automotive, industrial, retail, consumer goods, energy, and metals sectors.

We conduct operations throughout the United States and in Mexico and Canada, providing both domestic and cross-border logistics solutions.

On May 1, 2025, we completed a reincorporation from Michigan to Nevada pursuant to a statutory conversion approved by our stockholders. The reincorporation did not result in any change to our business, management, board of directors, executive officers, assets, liabilities, or operations. The rights of our stockholders are now governed by Nevada law and our Nevada articles of incorporation and bylaws, which differ in certain respects from Michigan law. See Item 1A—Risk Factors

We have been a publicly held company since February 11, 2005, the date of our initial public offering. Our principal executive offices are located at 12755 E. Nine Mile Road, Warren, Michigan 48089.

Operating Model and Service Delivery

Our comprehensive suite of transportation and logistics solutions is designed to help customers reduce costs, improve reliability, and manage increasingly complex supply chains. We market and deliver our services through multiple channels:

•
A direct sales and marketing organization focused on large, complex customers in targeted industry verticals;
•
A network of company-managed facilities and terminals; and
•
A nationwide network of independent agents who solicit freight directly from shippers.

As of December 31, 2025, we operated approximately 48 company-managed terminal locations, supported 78 active value-added logistics programs, and maintained an agent network of approximately 131 agents across our service footprint.

Reportable Segments

We manage and report our operations across three reportable segments, differentiated primarily by service offering and operational characteristics.

Contract Logistics

We provide value-added and dedicated transportation services to support inbound and internal logistics requirements of industrial manufacturers and major retailers, generally under contractual arrangements of one year or longer. Services are customized to individual customer requirements and include material handling, consolidation, sequencing, sub-assembly, cross-dock operations, kitting, repacking, warehousing, returnable container management, and rail lift services.

Dedicated transportation services within this segment typically involve short-haul or round-trip moves within defined geographic areas and are provided using a mix of union and non-union employee drivers, owner-operators, and contract drivers. Our facilities and personnel are often directly integrated into customer production environments, making these services a critical component of customer operations.

Intermodal

Our intermodal segment provides local and regional drayage services coordinated through company-managed terminals. These services utilize a combination of owner-operators, company-owned equipment, and third-party capacity providers. Intermodal services include steamship-truck, rail-truck, and related support services, primarily moving international and domestic containers between ports or railheads and customer facilities.

Trucking

Our trucking segment includes dry van, flatbed, heavy-haul, and refrigerated operations, transporting a broad range of commodities including automotive parts, machinery, building materials, food products, steel, and other industrial and consumer goods. These operations are coordinated through a mix of agents and company-managed terminals, utilizing owner-operators, company equipment, and brokered capacity.

Other non-reportable operations consist primarily of legacy brokerage activities and subsidiaries that provide support services to other operating units.

For additional segment information, see Item 8, Note 18 to the Consolidated Financial Statements.

Business Developments

Parsec Integration Update

In September 2024, we completed the acquisition of Parsec, LLC, a provider of terminal management and related services to Class I, regional, and short-line railroads across North America. During the year ended December 31, 2025, Parsec operated as part of our Contract Logistics segment and continued to provide time-sensitive intermodal terminal services across its network of rail yard locations. Integration activities during 2025 focused primarily on aligning operational, safety, and administrative processes while preserving Parsec’s specialized operating expertise and customer relationships.

Business and Growth Strategy

Our strategy is focused on disciplined growth, operational excellence, and long-term value creation. Key elements include:

Strategic Acquisitions. We operate in a highly fragmented industry and selectively pursue acquisitions that enhance service capabilities, expand geographic reach, diversify end markets, or provide specialized logistics expertise.

Capitalizing on Outsourcing Trends. We believe long-term industry growth will be supported by continued outsourcing of logistics functions as supply chains become more complex. We intend to leverage our integrated service offering, facility network, and long-standing customer relationships to capitalize on these trends.

Automotive Market Penetration. The automotive sector remains a core market. During the year ended December 31, 2025, automotive-related operations represented approximately 45% of total operating revenues.

Expansion into Other Verticals. We continue to expand in aerospace, energy, government services, healthcare, industrial retail, consumer goods, and metals, leveraging modular process design and rapid implementation expertise.

Growth of Agent and Owner-Operator Networks. We plan to continue expanding our agent and owner-operator base to drive growth in transactional transportation services.

Competition and Industry

The transportation and logistics industry is highly competitive and fragmented. Competition is based on service quality, reliability, pricing, breadth of offerings, technology capabilities, and access to capacity. We compete with asset-based and non-asset-based carriers, integrated logistics providers, railroads, and digital freight platforms.

Customers

We serve customers throughout the United States and in Mexico and Canada. Revenues are concentrated in automotive, retail and consumer goods, metals, energy, and manufacturing industries.

For the year ended December 31, 2025:

•
Automotive customers represented approximately 45% of total revenues;
•
Our top customer, General Motors, represented approximately 25% of revenues; and
•
Our top ten customers represented approximately 59% of revenues.

Human Capital Resources

As of December 31, 2025, Universal employed approximately 10,525 employees, supported by the full-time equivalency of approximately 46 individuals on a contract basis. Approximately 37% of our employees were represented by labor unions and covered by collective bargaining agreements. Our workforce consists of a broad mix of professional, technical, operational, and driver personnel supporting both customer-integrated logistics operations and transactional transportation services. We believe our employee and labor relations remain constructive.

Our business depends on the ability to attract, develop, and retain a qualified workforce capable of meeting the operational, safety, and service requirements of our customers. Accordingly, our human capital management approach focuses on several core areas, including workforce safety, talent acquisition and retention, training and development, labor availability, and regulatory compliance. We regularly assess workforce trends, operating requirements, and labor market conditions and adjust our practices as appropriate.

Workforce Availability, Retention, and Development

Competition for qualified drivers, logistics professionals, and skilled operations personnel remains intense across the transportation and logistics industry. We seek to mitigate turnover through competitive compensation and benefits, incentive programs, training opportunities, and operational stability, particularly in customer-integrated environments.

Training and workforce development are critical components of our operations, given the safety-sensitive and customer-specific nature of many of our services. We maintain structured onboarding, skills enhancement, and supervisory training programs designed to support workforce readiness, operational continuity, and succession planning.

Health, Safety, and Wellbeing

The safety and wellbeing of our employees, contractors, and the communities in which we operate are fundamental to our business. We maintain safety programs and policies designed to promote compliance with applicable regulations, reduce workplace incidents, and support safe operating practices across our facilities and transportation network.

We continue to invest in safety training, monitoring, and operational controls; however, the nature of our operations exposes us to inherent safety risks, and there can be no assurance that incidents will not occur.

Labor Relations

A significant portion of our workforce is represented by labor unions under collective bargaining agreements that establish wage rates, benefits, work rules, and other terms and conditions of employment. These agreements typically have defined terms and may result in periodic wage and benefit increases. While we believe our labor relationships are constructive, labor negotiations, workforce availability, or work stoppages could adversely affect our operations or financial performance.

Human Capital Challenges and Outlook

We believe our human capital practices support our operational objectives and customer service commitments. Nevertheless, we continue to face challenges common to the transportation and logistics industry, including labor availability constraints, wage and benefit cost inflation, regulatory requirements, and workforce retention pressures. These factors may increase operating costs, constrain capacity, or impact service levels. See Item 1A—Risk Factors for additional discussion of risks related to labor, workforce availability, and operating costs.

Independent Contractor Network

Independent agents and owner-operators are a critical component of our operating model. During 2025, agents generated approximately 17% of freight volume.

Owner-operators provide equipment and are responsible for associated operating costs and regulatory compliance.

Revenue Equipment

As of December 31, 2025, our revenue equipment consisted of approximately:

Type of Equipment	Company- owned or Leased	Owner- Operator Provided	Total
Tractors	2,461	1,128	3,589
Yard Tractors	738	—	738
Trailers	4,793	471	5,264
Chassis	3,570	—	3,570
Containers	94	—	94

Risk Management and Insurance

We maintain insurance coverage and self-insurance programs consistent with industry practice. We establish reserves for auto liability, cargo, and material handling claims based on actuarial estimates and historical experience.

Technology, Cybersecurity, and System Resiliency

Our operations rely on a combination of proprietary and third-party information technology systems to support transportation management, warehouse operations, customer integration, billing, and operational visibility. We face an increasingly complex cybersecurity risk environment, including risks associated with system intrusions, ransomware, data integrity failures, and service disruptions. We maintain cybersecurity risk management and governance processes designed to identify, assess, and manage these risks, and we continue to invest in system monitoring, employee awareness, and incident response capabilities.

While we have implemented measures intended to enhance system reliability and security, our systems have experienced operational and technology-related challenges from time to time, and there can be no assurance that future disruptions, cyber incidents, or system failures will not occur. Any such events could adversely affect our operations, customer relationships, or financial results. See “Risk Factors—Information Technology and Cybersecurity Risks” for a discussion of risks related to system disruptions, cybersecurity incidents, and data protection.

Government Regulation and Environmental Matters

Our operations are subject to extensive federal, state, and international regulation, including safety, labor, customs, and environmental requirements. We believe we are in material compliance with applicable laws.

Environmental and climate-related regulations may increase operating or capital costs over time.

Seasonality

Our value-added logistics services experience seasonal demand patterns driven by automotive production cycles and scheduled OEM shutdowns. Transportation services are also impacted by weather and holiday-related shipping patterns.

Available Information

We make available, free of charge, our SEC filings on our website at www.universallogistics.com as soon as reasonably practicable after filing. The contents of our website are not incorporated into this Form 10-K.

ITEM 1A: RISK FACTORS

The following risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, cash flows, or the market price of our common stock. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business. You should carefully consider these risk factors together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Industry and Operating Environment

Our business is sensitive to general economic conditions, customer demand cycles, and macroeconomic volatility.

Demand for our transportation and logistics services is highly dependent on general economic conditions and the business cycles of our customers. Adverse economic conditions—including inflation, rising interest rates, reduced industrial production, supply chain disruptions, or recessionary pressures—may reduce shipping volumes, increase pricing pressure, delay customer payments, or increase customer credit risk. These effects may be more pronounced in industries where we have meaningful customer concentration, including automotive, metals, and industrial manufacturing.

Deterioration in U.S. or global economic conditions may also constrain our customers’ access to capital, adversely affect their production levels, or cause them to reduce or delay logistics spending, any of which could materially and adversely affect our results of operations and cash flows.

We operate in a highly competitive and fragmented industry, which could limit our ability to maintain pricing, margins, or market share.

The transportation and logistics industry is intensely competitive and fragmented. We compete with asset-based and non-asset-based carriers, integrated logistics providers, railroads, and increasingly with technology-enabled brokers and digital freight platforms. Some competitors have greater financial resources, larger equipment fleets, broader service offerings, more advanced technology platforms, or greater economies of scale.

Competitive pressures may result in downward pricing, reduced margins, loss of customers, increased capital or technology investment requirements, or higher labor and capacity costs. In addition, customers may reduce the number of carriers they use, rely on lead logistics providers that allocate freight on a non-neutral basis, or rebid freight frequently, which could further pressure pricing and volumes.

Volatility in diesel fuel prices or disruptions in fuel supply could adversely affect our operating results.

Diesel fuel represents a significant operating expense in our transportation operations. The price and availability of diesel fuel are subject to wide fluctuations due to factors beyond our control, including global supply and demand dynamics, refinery capacity, geopolitical conflicts, sanctions, trade restrictions, military activity affecting energy-producing regions, and disruptions to major maritime shipping routes used for the transportation of crude oil and refined products.

We do not currently hedge against fuel price fluctuations. Although we have historically recovered a portion of fuel cost increases through fuel surcharge mechanisms, rate adjustments, or other contractual pricing arrangements, there can be no assurance that these measures will fully offset increases in fuel prices, fuel taxes or other energy-related costs. In particular, fuel surcharge programs may lag market price movements, may not apply to all of our services or contracts, and may be difficult to implement or adjust during periods of rapid or sustained price volatility or competitive pricing pressure.

Recent geopolitical developments, including military conflicts and instability in regions critical to global energy production and shipping, have increased volatility in global oil markets and could further disrupt energy supply chains. If disruptions to oil production, refining capacity, or maritime transportation routes occur or intensify, diesel fuel prices could increase significantly and fuel availability in certain markets could be constrained.

Sustained increases in fuel prices, reduced fuel availability, or disruptions in fuel distribution networks could increase operating costs for our company-owned equipment and may also adversely affect the economics of owner-operator arrangements and third-party transportation providers on whom we rely. Any such developments could materially adversely affect our operating margins, operating results, cash flows, and overall financial condition.

Driver and labor availability constraints could limit growth and increase costs.

The transportation industry continues to experience challenges in attracting and retaining qualified drivers and skilled logistics personnel. Competition for labor may require increased wages, benefits, incentives, or recruiting costs and could result in equipment under-utilization, service disruptions, or missed growth opportunities. If we are unable to attract or retain sufficient personnel, our profitability and ability to meet customer service requirements could be adversely affected.

Capital intensity and equipment cost trends may adversely affect cash flows and returns.

Our business requires significant ongoing capital investment in tractors, trailers, chassis, and other equipment. Purchase prices for new equipment may increase due to regulatory requirements, supply constraints, or manufacturer pricing actions, while the resale value of used equipment may decline due to market oversupply or technological obsolescence. These factors could increase depreciation expense, reduce proceeds from asset sales, and adversely affect our cash flows and financial condition.

Trade policy changes, tariffs, and geopolitical developments could adversely affect our business.

Our business depends heavily on cross-border trade between the United States, Canada, and Mexico. Changes in trade policy, tariffs, customs regulations, or geopolitical tensions could disrupt supply chains.

Risks Related to Regulation, Legal Matters, and Compliance

We operate in a highly regulated industry, and changes in laws or regulations could increase costs or limit operations.

Our operations are subject to extensive federal, state, and international regulation, including safety, labor, environmental, customs, and transportation requirements. Compliance with existing or future regulations may increase operating costs, restrict capacity, disrupt operations, or require additional capital expenditures. Violations could result in fines, penalties, operational restrictions, or reputational harm.

Independent contractor classification risks could result in significant liabilities.

Federal and state authorities continue to scrutinize the classification of independent contractors in the transportation industry. Changes in laws, regulations, or enforcement interpretations could result in reclassification of owner-operators or agents as employees, which could materially increase labor costs, tax obligations, benefit liabilities, and potential retroactive exposure.

Environmental and climate-related regulations may increase costs or constrain operations.

We are subject to environmental laws governing emissions, fuel storage, hazardous materials, and stormwater discharge. Increased focus on climate change may result in new regulations, customer requirements, or emissions-related taxes that increase operating or capital costs, reduce fuel efficiency, or require equipment upgrades. Compliance costs or failure to meet customer sustainability expectations could adversely affect our results.

Risks Related to Our Business and Strategy

We have restated previously issued financial statements, which may adversely affect investor confidence and expose us to additional risks.

In March 2026, the Company determined that its previously issued condensed consolidated financial statements as of and for the quarter ended September 27, 2025 should no longer be relied upon due to an error identified in the goodwill impairment analysis for the Company’s intermodal reporting unit. Specifically, certain deferred tax liabilities attributable to intercompany allocations were included in the carrying value used in the impairment analysis when they should not have been included. As a result, the Company restated those financial statements and recorded an additional goodwill impairment charge of approximately $43.2 million.

Restatements of previously issued financial statements may negatively affect investor confidence in the reliability of our financial reporting and could cause our stock price to decline. Restatements may also increase the risk of regulatory scrutiny, including inquiries or investigations by the Securities and Exchange Commission, and may expose us to litigation or other claims. In addition, responding to matters arising from a restatement can require significant management time and attention and may increase professional fees and other costs.

Although the restatement described above relates to a non-cash accounting adjustment and does not affect the Company’s previously reported revenues, operating cash flows, liquidity, or compliance with debt covenants, we cannot assure you that additional issues will not be identified in the future or that similar matters will not occur again.

We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness or otherwise maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

As discussed elsewhere in this Annual Report on Form 10-K, the Company restated its condensed consolidated financial statements for the quarter ended September 27, 2025 as a result of an error identified in the goodwill impairment analysis for the Company’s intermodal reporting unit. Management concluded that the error that resulted in the restatement is consistent with a previously identified material weakness in the Company’s internal control over financial reporting related to the accounting for complex and non-routine transactions and the preparation and review of financial statements and related disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

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

Maintaining effective internal control over financial reporting requires ongoing diligence, particularly as our business continues to evolve through acquisitions, operational changes, increased transaction complexity, and personnel changes. As our operations grow and change, there can be no assurance that additional deficiencies or material weaknesses will not be identified in the future.

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

We may be required to record additional impairment charges related to goodwill and other long-lived assets, which could materially adversely affect our results of operations.

We carry goodwill and other intangible assets on our consolidated balance sheet as a result of prior acquisitions. We evaluate goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. We also evaluate long-lived tangible and intangible assets for impairment when triggering events occur.

During the year ended December 31, 2025, we recorded material non-cash impairment charges totaling approximately $124.4 million related to goodwill and customer-relationship intangible assets associated with our intermodal reporting unit. As a result of these impairment charges, no goodwill remains attributable to the intermodal reporting unit.

The determination of whether an impairment exists requires significant judgment and involves estimates and assumptions regarding future cash flows, revenue growth rates, operating margins, terminal values, and discount rates. These estimates and assumptions reflect management’s judgments based on information available at the time the analyses are performed, and future events or changes in circumstances may differ from those assumptions.

Our remaining reporting units continue to include goodwill and other intangible assets that are subject to impairment testing. If actual operating results or future cash flow projections differ from our assumptions, or if market conditions, interest rates, or business risks change, we may be required to record additional impairment charges in future periods. Any such charges could adversely affect our results of operations and stockholders’ equity and could negatively impact investor perceptions of our financial condition or operating performance, even though such charges would not directly affect our cash flows.

Cybersecurity incidents or technology failures could disrupt operations and harm our business.

Our operations depend on the availability, reliability, and security of information technology systems, including transportation management, warehouse management, dispatch, billing, and customer-facing platforms. We operate in a heightened cybersecurity risk environment and have experienced operational and technology-related challenges from time to time.

Cyber incidents, ransomware attacks, data breaches, system failures, or disruptions at third-party service providers could result in service interruptions, data loss, reputational harm, regulatory scrutiny, or financial loss. While we maintain cybersecurity risk management and governance processes, there can be no assurance that our controls will prevent all incidents or that future incidents will not have a material adverse effect.

Our disclosure controls and procedures and internal control over financial reporting may not continue to be effective as our business evolves.

Disclosure controls and procedures and internal control over financial reporting are subject to inherent limitations and require ongoing monitoring and refinement. As our business continues to evolve—including through acquisitions, operational changes, increased transaction complexity, and integration of acquired businesses—there is a risk that controls may become inadequate or fail to operate as intended. If our disclosure controls or internal control over financial reporting are not designed, implemented, or maintained effectively, we may be unable to timely and accurately disclose information required under the Securities Exchange Act of 1934.

Insurance, claims exposure, and “nuclear verdict” trends could materially increase costs.

The transportation industry has experienced increased claim severity and large jury verdicts. Rising insurance premiums, higher self-insurance retention levels, or uninsured losses could materially and adversely affect our earnings, liquidity, and cash flows.

Customer concentration, particularly in the automotive industry, exposes us to demand volatility.

A significant portion of our revenues is derived from a limited number of customers and industries. During the year ended December 31, 2025, customers in the automotive industry accounted for approximately 45% of our revenues, and our top ten customers accounted for approximately 59% of revenues. The loss of, or reduced demand from, any significant customer could materially adversely affect our business.

Labor disputes involving our employees or our customers could disrupt operations.

Many of our customers and a significant portion of our workforce are subject to collective bargaining agreements. Labor disputes, strikes, or work stoppages involving our employees, customers, or suppliers could disrupt operations, reduce volumes, or increase costs.

We may not successfully integrate acquired businesses or realize expected benefits.

Acquisitions are an element of our growth strategy. Integration efforts may involve operational, technological, or cultural challenges and may divert management attention. We may not realize anticipated benefits, synergies, or performance improvements, and integration issues could adversely affect results.

Natural disasters, severe weather, public health events, terrorism, war, or geopolitical instability could disrupt supply chains, commercial trade routes, or customer demand, adversely affecting our operations and financial results.

Our business depends on the efficient movement of freight through domestic and international supply chains. Extreme weather events, natural disasters, pandemics or other public health crises, acts of terrorism, armed conflicts, geopolitical instability, trade restrictions, sanctions, tariffs, or other governmental actions could disrupt global or regional transportation networks, restrict access to ports or border crossings, interrupt the flow of goods, or reduce customer production levels and shipping demand.

In particular, geopolitical tensions or military conflicts affecting major maritime trade routes or energy transit corridors could disrupt global commerce and energy markets. For example, instability in regions surrounding key shipping passages, including the Persian Gulf, the Strait of Hormuz, the Red Sea, or other strategic maritime channels, could interfere with commercial shipping activity, increase shipping costs, disrupt global supply chains, and contribute to volatility in energy and commodity markets. Disruptions affecting these routes could reduce the availability of shipping capacity, increase transit times, or cause rerouting of vessels, which could have cascading effects on global trade flows and the availability and cost of goods transported by our customers.

In addition, geopolitical instability may contribute to broader economic uncertainty, reduced industrial production, lower consumer demand, and decreased freight volumes across transportation markets. Any significant disruption to global trade flows, fuel supply chains, manufacturing activity, or customer operations could reduce demand for our services, increase operating costs, or otherwise adversely affect our revenues, operating results, and financial condition.

Risks Related to Our Indebtedness and Liquidity

Our substantial indebtedness and the financial covenants in our credit facilities require ongoing monitoring and may limit our financial and operational flexibility.

We have a significant amount of indebtedness, and our credit facilities contain financial and operational covenants, including covenants related to liquidity, fixed charge coverage ratios, and total leverage. While we complied with all such covenants as of December 31, 2025, compliance requires ongoing monitoring and disciplined financial management, particularly in light of recent trends in operating performance.

Our ability to comply with these covenants is dependent on our financial and operating performance, including the level and stability of EBITDA, cash flows, and working capital. EBITDA has been negatively impacted in recent periods by macroeconomic conditions, including reduced demand in certain end markets, pricing pressure, and cost inflation, and these factors may continue to affect our operating results in 2026. A sustained decline in EBITDA, unexpected operating disruptions, higher interest expense, or adverse changes in working capital could reduce covenant headroom and constrain liquidity.

If we were to fail to maintain compliance with the covenants in our debt agreements, we could be required to seek waivers or amendments, which may not be available on acceptable terms, or at all. In such circumstances, lenders could restrict our access to borrowing capacity, increase pricing, impose additional conditions, or accelerate repayment obligations. Any of these outcomes could require us to curtail capital expenditures, reduce operating flexibility, delay strategic initiatives, sell assets, raise additional capital, or take other actions that could materially and adversely affect our business, financial condition, results of operations, and cash flows.

In addition, rising interest rates and variable-rate borrowings increase our exposure to higher interest expense, which could further pressure earnings, cash flows, and covenant compliance. Our substantial indebtedness may also place us at a competitive disadvantage relative to competitors with lower leverage and may limit our ability to respond effectively to changes in market conditions or pursue strategic opportunities.

Risks Related to Our Common Stock and Corporate Governance

Our controlling stockholders have substantial influence over corporate actions.

Family trusts that collectively own a majority of our outstanding common stock hold a majority of our voting power. Under the governance arrangements of those trusts, a special trustee exercises voting authority with respect to the shares held by the trusts. Matthew T. Moroun, as trustee of the family trusts, holds the power to appoint and remove the special trustee. Through the trusts’ ownership position, the trusts are able to control the outcome of matters submitted to our stockholders, including the election of directors and the approval of certain mergers, acquisitions, or sales of substantially all of our assets, and other significant corporate actions. As a result, our public stockholders may have limited ability to influence corporate actions, and the interests of the trusts and their beneficiaries may differ from, or conflict with, the interests of our other stockholders.

Because we are a “controlled company” under Nasdaq rules, stockholders may have reduced governance protections.

We are a “controlled company” under Nasdaq rules and are not required to comply with certain corporate governance requirements applicable to other listed companies, including requirements related to board and committee independence. As a result, stockholders may not have the same protections as stockholders of companies subject to all Nasdaq governance standards.

Nevada law and our governing documents provide stockholders with fewer protections than Michigan law.

Nevada law provides greater protection to directors and officers and may provide fewer rights to stockholders compared to the laws of other states, including Michigan. These differences may discourage certain lawsuits and may limit stockholders’ ability to obtain relief against directors and officers.

Nevada law and our governing documents may deter change-of-control transactions.

As a Nevada corporation, our articles of incorporation, bylaws, and Nevada law contain provisions that may discourage, delay, or prevent a change of control, proxy contest, or acquisition, even if such a transaction might otherwise be beneficial to stockholders.

Limited trading liquidity and dividend discretion may affect stockholder returns.

Our common stock has relatively limited trading volume, which may increase price volatility and limit liquidity. In addition, dividends are declared at the discretion of our Board of Directors and may be reduced or eliminated at any time.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

Cybersecurity Risk Management and Strategy

We maintain a cybersecurity risk management program intended to identify, assess, and manage risks to the confidentiality, integrity, and availability of our information technology systems and data that support our operations and financial reporting. Our operations depend on a combination of proprietary and third-party systems, including transportation management, warehouse management, dispatch, billing, and customer-facing platforms.

Our cybersecurity risk management program is informed by, but does not purport to fully comply with, the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and the NIST AI Risk Management Framework. These frameworks are used as reference points to help identify and manage cybersecurity risks relevant to our business and operating environment. Use of these frameworks does not imply that we meet any particular technical standards, specifications, or requirements.

Cybersecurity risks and related risk management activities are evaluated as part of our broader enterprise risk management processes and are considered alongside other operational, financial, and compliance risks. Given the evolving nature of cybersecurity threats, the complexity of our information technology environment, and our reliance on third-party service providers, we face ongoing cybersecurity risks that may not be fully preventable.

Key components of our cybersecurity risk management program include:

•
periodic risk assessments designed to identify cybersecurity risks to our systems, data, and operations;

•
a dedicated security team responsible for cybersecurity risk assessment, security architecture, control implementation, monitoring, and incident response activities;
•
the use of third-party service providers, where appropriate, to assist with security assessments, testing, monitoring, or advisory services;
•
cybersecurity awareness and training programs for employees, including personnel involved in incident response and financial reporting processes; and
•
an incident response plan that outlines procedures for detecting, responding to, mitigating, and remediating cybersecurity incidents.

While we have not experienced a cybersecurity incident that has had a material impact on our business, operations, or financial condition, we have experienced, and may continue to experience, technology-related disruptions or challenges. Cybersecurity incidents, including those resulting from ransomware, data breaches, system failures, or third-party vulnerabilities, could occur in the future and could adversely affect our operations, financial reporting, customer relationships, or reputation. For additional discussion of cybersecurity-related risks, see Item 1A, “Risk Factors.”

Cybersecurity Governance

Our Board of Directors oversees cybersecurity risk as part of its overall risk oversight responsibilities and has delegated primary oversight of cybersecurity and information technology risks to the Audit Committee. The Audit Committee receives periodic updates from management regarding cybersecurity risks, program initiatives, and, as appropriate, significant incidents or emerging threat developments. The Audit Committee reports to the full Board on matters within its oversight scope, and the full Board may also receive periodic briefings from management on cybersecurity and technology risks.

Management is responsible for the day-to-day management of cybersecurity risks. Our cybersecurity risk management program is led by our Chief Technology Officer, who is supported by internal personnel and, as appropriate, external advisors. Our Chief Technology Officer has over 20 years of cybersecurity experience. Collectively, members of the cybersecurity leadership team have experience in information technology, cybersecurity, and risk management across multiple industries. The Chief Technology Officer has primary responsibility for implementing and maintaining our cybersecurity risk management program and for coordinating incident response activities.

Management monitors cybersecurity risks and incidents through a combination of internal reporting, security tools deployed across our information technology environment, threat intelligence, and information obtained from governmental, public, and private sources, including third-party service providers. Despite these efforts, no cybersecurity risk management program can eliminate all risks, and we may not be able to prevent or timely detect all cybersecurity incidents.

ITEM 2: PROPERTIES

Our principal executive offices and corporate administrative headquarters are located in Warren, Michigan. We own our headquarters facility, as well as a number of terminal yards and other operating properties located in the following U.S. locations: Dearborn, Michigan; Romulus, Michigan; Compton, California; Riverside, California; Jacksonville, Florida; Savannah, Georgia; Harvey, Illinois; Gary, Indiana; Louisville, Kentucky; Albany, Missouri; South Kearny, New Jersey; Cleveland, Ohio; Columbus, Ohio; Reading, Ohio; York County, Pennsylvania; Wall, Pennsylvania; Mount Pleasant, South Carolina; Memphis, Tennessee; Dallas, Texas; Houston, Texas; Cloverdale, Virginia; and Clearfield, Utah.

As of December 31, 2025, we also leased approximately 59 operating, terminal, yard, and administrative facilities located throughout the United States, Canada, and Mexico, including facilities in Windsor, Ontario, and in Monterrey, San Luis Potosí, and Saltillo, Mexico. Our leased and owned facilities are generally used by our operating segments for administrative functions, transportation services, intermodal operations, and value-added contract logistics activities.

In addition, within our contract logistics segment, we provide value-added services at or adjacent to facilities owned or controlled by customers, under contractual arrangements, at approximately 50 customer-provided locations as of December 31, 2025.

Certain of our leased facilities are leased from entities controlled by our controlling stockholders. These facilities are leased on either month-to-month terms or pursuant to longer-term lease arrangements. We believe that all such leases are entered into on terms that are consistent with market conditions. For additional information regarding our lease arrangements, including related-party leases, see Part II, Item 8—Notes 11, 13, and 16 to the Consolidated Financial Statements.

We believe that our existing facilities, together with facilities available through leasing arrangements and customer-provided locations, are adequate for our current operations and anticipated near-term growth. From time to time, we may acquire, lease, or dispose of facilities in connection with changes in customer demand, operational requirements, or strategic initiatives.

ITEM 3: LEGAL PROCEEDINGS

We are involved from time to time in claims, lawsuits, investigations, and other legal proceedings arising in the ordinary course of business, including matters related to personal injury, property damage, labor and employment, commercial disputes, regulatory compliance, and other matters typical for companies engaged in the transportation and logistics industry.

We maintain insurance coverage and establish reserves for certain claims within our self-insured retention levels. Based on information currently available, including the evaluation of relevant facts and, where appropriate, the advice of outside counsel, management believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, the outcome of legal proceedings is inherently uncertain, and unfavorable outcomes, including those that exceed our insurance coverage or established reserves, could result in increased volatility in earnings or have a materially adverse effect on our business, financial condition, results of operations, or cash flows.

For additional information regarding contingencies and legal matters, see Part II, Item 8—Note 16 to the Consolidated Financial Statements

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “ULH.”

As of March 9, 2026, there were approximately 45 holders of record of our common stock, based on information provided by our transfer agent. Because a substantial number of shares of our common stock are held of record by the Depository Trust & Clearing Corporation or its nominee on behalf of brokers, banks, and other nominees, the number of beneficial owners of our common stock is likely greater than the number of record holders.

Dividends

We have historically paid cash dividends on our common stock. Under our current dividend policy, we anticipate a regular quarterly cash dividend of $0.105 per share of common stock, or $0.42 per share on an annualized basis, subject to declaration by our Board of Directors.

In addition, after considering the regular quarterly dividends paid during the year, the Board of Directors may evaluate the declaration of a special cash dividend, typically payable in the first quarter of the following year. The declaration, amount, and timing of any dividends, including any special dividends, are subject to the discretion of the Board of Directors and depend on a variety of factors, including our earnings, financial condition, liquidity, capital requirements, leverage, covenant compliance, and other factors deemed relevant by the Board.

There can be no assurance that we will continue to pay dividends at historical levels or at all. Limitations on our ability to pay dividends are described under “Liquidity and Capital Resources—Revolving Credit, Promissory Notes and Term Loan Agreements” in Item 7 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K and is incorporated herein by reference.

Purchases of Equity Securities by the Issuer

On July 29, 2021, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock from time to time in the open market. As of December 31, 2025, approximately 513,251 shares remained available for repurchase under this authorization. The authorization does not have an expiration date and may be suspended, modified, or discontinued at any time at the discretion of the Board of Directors. The timing and amount of any future repurchases will depend on market conditions, share price, liquidity, covenant compliance, capital requirements, and other factors.

There were no purchases of our equity securities by or on behalf of us or any affiliated purchaser within the fourth quarter of 2025.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Transportation Index for the five-year period ended December 31, 2025. The graph assumes an initial investment of $100 in each index and in our common stock on December 31, 2020 and the reinvestment of all dividends.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Universal Logistics Holdings, Inc.	100.00	93.37	168.02	142.91	236.67	79.80
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
NASDAQ Transportation	100.00	113.28	91.78	123.12	125.85	138.77

The stock price performance shown in the graph above is not necessarily indicative of future stock price performance. The performance graph shall not be deemed “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference.

ITEM 6: RESERVED

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under Item 1A, “Risk Factors.”

As previously disclosed in the Company’s Current Report on Form 8-K filed on March 9, 2026 and reflected in Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, the Company restated its condensed consolidated financial statements for that quarter to correct an error in the goodwill impairment analysis for the intermodal reporting unit. Unless otherwise indicated, the discussion below reflects the corrected financial information.

Overview

Universal Logistics Holdings, Inc. is a holding company whose subsidiaries provide customized transportation and logistics solutions throughout the United States and in Mexico and Canada. Our operating subsidiaries provide a comprehensive suite of transportation and logistics solutions that allow our customers to reduce costs and manage their global supply chains more efficiently. We market our services through (i) a direct sales and marketing organization focused on large customers in specific industry sectors, (ii) company-managed facilities, and (iii) a contract network of agents who solicit freight business directly from shippers.

We operate, manage or provide services at 126 logistics locations in the United States, Mexico and Canada and through our network of agents and owner-operators located throughout the United States and in Ontario, Canada. Fifty of our value-added service operations are located inside customer plants or distribution operations; the remaining facilities are generally located near customer facilities to optimize the efficiency of component supply chains and production processes. Our facilities and services are often directly integrated into customers’ production processes and represent a critical part of their supply chains. To support our flexible operating model, we generally coordinate the duration of real estate leases associated with value-added programs with the term of the related customer contract, or use month-to-month leases, in order to mitigate exposure to unrecovered lease costs.

We offer a broad range of transportation services using a diverse fleet of tractors and trailing equipment provided by us, our owner-operators and third-party transportation companies. As of December 31, 2025, our owner-operators provided approximately 1,128 tractors and 471 trailers. We owned or leased approximately 3,199 tractors, 4,793 trailers, 3,570 chassis and 94 containers. Our agents and owner-operators are independent contractors who generally earn a commission calculated as a percentage of revenue or gross profit generated, and bring an entrepreneurial approach to growing and servicing customer relationships. Our transportation services are provided through a mix of union and non-union employee drivers, owner-operators, contract drivers, and third-party capacity providers.

As of December 31, 2025, we employed approximately 10,525 people in the United States, Mexico and Canada, including approximately 3,880 employees subject to collective bargaining agreements. During 2025, we also engaged contract staffing vendors to supply an average of 46 additional personnel on a full-time-equivalent basis.

Our use of agents and owner-operators supports a flexible cost structure and scalable operating model while reducing investment requirements. We believe these benefits are passed on to customers through cost savings and operating efficiency, while also supporting cash generation and returns on invested capital.

We believe our business model also provides opportunities to grow through a combination of organic initiatives and acquisitions. Organic growth opportunities include recruiting additional agents and owner-operators, expanding into new and adjacent vertical markets, and increasing penetration with key customers. We also evaluate strategic acquisitions that complement our service offerings, expand our geographic footprint, diversify our customer base, and/or add capabilities that strengthen the resilience of our network.

Segments

We report our financial results in three reportable segments: contract logistics, intermodal, and trucking. Our contract logistics segment delivers value-added and/or dedicated transportation services to support inbound logistics to industrial customers and major retailers on a contractual basis, generally under terms of one year or longer. Our intermodal segment includes local and regional drayage moves predominantly coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers. Our trucking segment is associated with transactional freight movements coordinated by our agents and company-managed terminals using a mix of owner-operators, company equipment and broker carriers.

Current Economic Conditions and Trends

Our results are affected by macroeconomic and industry conditions, including industrial production levels, customer inventory and production strategies, transportation capacity, and pricing dynamics across the freight market. Inflationary pressures and elevated interest rates can negatively affect operating costs and demand levels, and a recessionary environment could depress activity levels and intensify pricing competition. Labor availability and wage pressure, equipment availability, and supply chain disruptions can also affect our operating efficiency and cost structure.

In addition, we are exposed to customer and industry-specific cycles, including fluctuations in North American automotive production volumes. A significant labor disruption involving one or more customers, or a disruption in critical supplier networks, can reduce volumes and negatively affect profitability in certain contract logistics and dedicated transportation operations. We continue to monitor these conditions and adjust pricing, staffing levels, purchased transportation utilization, and capital deployment as appropriate.

A key challenge in recent periods has been weaker demand and pricing pressure in certain transactional transportation markets, including intermodal drayage, coupled with the fixed-cost intensity of certain operations. These dynamics contributed to the impairment charges recorded during the third quarter of 2025 (discussed below), and remain important factors in evaluating segment performance, capital allocation and liquidity planning.

Impairment Charges

During the third quarter of 2025, after completing our annual goodwill impairment testing earlier in the year with no impairment noted, we identified triggering events within our intermodal reporting unit. In accordance with ASC 350 and ASC 360, we evaluated certain indefinite-lived and long-lived tangible and intangible assets for impairment and determined that impairment was present. As a result, during the thirteen weeks ended September 27, 2025, we recognized impairment charges totaling $124.4 million, consisting of a $101.1 million goodwill impairment charge and $23.3 million of impairment charges related to certain customer-relationship intangible assets. The valuation of the intermodal reporting unit reflected a reduced demand forecast, lower margins due to the high fixed costs associated with that segment, and a higher discount rate reflecting company-specific risk. These charges are non-cash and did not affect covenant compliance; however, they reduced reported earnings for the period and reflect management’s updated expectations for the intermodal reporting unit. As a result of the impairment charge, no goodwill remains attributable to the intermodal reporting unit as of December 31, 2025. The Company previously reported this matter in a Current Report on Form 8-K filed on March 9, 2026 under Item 4.02(a) (Non-Reliance on Previously Issued Financial Statements), and subsequently restated its condensed consolidated financial statements for the quarter ended September 27, 2025 in Amendment No. 1 to its Quarterly Report on Form 10-Q. See Item 8, Note 1 to the Consolidated Financial Statements. The restatement related solely to the goodwill impairment analysis for the intermodal reporting unit as of September 27, 2025 and did not require restatement of previously issued financial statements for any other periods.

During the third quarter of 2024, the Company recorded aggregate impairment charges totaling $3.7 million within our former company-managed brokerage reporting segment in connection with the closure of those operations.

Factors Affecting Our Revenues

Operating Revenues. We generate substantially all of our revenues from fees charged to customers for transporting freight and providing customized logistics services. We also earn revenues from fuel surcharges (where separately identifiable), loading and unloading activities, equipment detention, container management, storage, and other accessorial services.

Transactional transportation revenues (including truckload, brokerage, and intermodal) are primarily influenced by freight volumes and shipping rates, which are affected by competition, available capacity, and overall economic conditions. Value-added and dedicated transportation revenues are driven by the level of demand for outsourced logistics services and customer production levels, and are influenced by changes in supply chain requirements, pricing trends, labor availability, and the cost environment.

Revenue Recognition. We recognize revenue when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to receive in exchange for our services. For transportation services (including truckload, brokerage, intermodal and dedicated), revenue is generally recognized over time as performance obligations are completed. For value-added services, we generally apply the “right to invoice” practical expedient because the customer simultaneously receives and consumes the benefits of the services as provided. For additional information, see Item 8, Note 3 to the Consolidated Financial Statements.

Factors Affecting Our Expenses

Purchased transportation and equipment rent. Purchased transportation and equipment rent represents amounts paid to owner-operators and other third-party capacity providers to haul freight, and the cost of short-term leased equipment used in certain services. This is generally our largest cost component and tends to vary with transactional transportation volumes and revenues.

Direct personnel and related benefits. Direct personnel and related benefits include salaries, wages and fringe benefits for employees, and contract labor costs used in selling and operating activities. These costs are influenced by staffing levels required to support contract logistics programs and transportation operations with employee drivers, as well as union wage and benefit provisions at certain facilities.

Operating supplies and expenses. Operating supplies and expenses include fuel, tires, parts and maintenance items for company-owned and leased equipment, licenses, dock supplies, communications, utilities, operating taxes and other operating expenses. These costs generally correlate with equipment utilization and customer demand and can also be impacted by fuel price volatility and inflationary pressures.

Commission expense. Commission expense represents amounts paid to agents for generating shipments. Commissions generally fluctuate with revenue generated through our agent network.

Occupancy expense. Occupancy expense includes costs related to leased terminals and operating facilities (excluding utilities unless covered in lease arrangements). We seek to align lease terms with customer contract duration and/or recover fixed occupancy costs in pricing to mitigate exposure.

General and administrative expense. General and administrative expense includes compensation and benefits for administrative personnel, related support costs, certain taxes, foreign currency transaction adjustments, bad debt expense, and other general expenses.

Insurance and claims. Insurance and claims expense includes insurance premiums and accruals for claims within self-insured retention amounts. These costs are affected by claims frequency and severity, insurance market conditions, coverage limits, and retention levels.

Depreciation and amortization. Depreciation and amortization includes depreciation of owned equipment and facilities and amortization of certain intangible assets related to acquisitions. Useful lives and salvage values are estimated based on market conditions and experience.

Operating Revenues by Service Category

For financial reporting, we broadly group our services into truckload services, brokerage services, intermodal services, dedicated services and value-added services. Transactional services are generally associated with individual freight shipments, while dedicated and value-added services are provided to specific customers on a contractual basis, generally under terms of one year or longer. The following table sets forth operating revenues resulting from each of these service categories for the years ended December 31, 2025, 2024, and 2023, presented as a percentage of total operating revenues:

	Years ended December 31,
	2025	2024	2023
Operating revenues:
Truckload services	11.7%	12.7%	12.9%
Brokerage services	4.7	9.8	14.7
Intermodal services	16.2	16.3	22.5
Dedicated services	21.7	18.6	20.7
Value-added services	45.7	42.6	29.2
Total operating revenues	100.0%	100.0%	100.0%

Results of Operations

2025 Compared to 2024

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2025 and 2024:

	2025		2024		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$1,558,397	100.0%	$1,846,035	100.0%	(15.6)%
Operating expenses:
Purchased transportation and equipment rent	310,435	19.9	482,948	26.2	(35.7)
Direct personnel and related benefits	685,540	44.0	583,251	31.6	17.5
Operating supplies and expenses	205,364	13.2	293,883	15.9	(30.1)
Commission expense	17,100	1.1	27,285	1.5	(37.3)
Occupancy expense	49,391	3.2	44,209	2.4	11.7
General and administrative	54,166	3.5	56,998	3.1	(5.0)
Insurance and claims	30,090	1.9	26,441	1.4	13.8
Depreciation and amortization	146,247	9.4	124,188	6.7	17.8
Impairment expense	124,411	8.0	3,720	0.2	n/m
Total operating expenses	1,622,744	104.1	1,642,923	89.0	(1.2)
Income (loss) from operations	(64,347)	(4.1)	203,112	11.0	(131.7)
Interest (expense), net	(37,807)	(2.3)	(30,207)	(1.6)	25.2
Other non-operating income	2,142	0.1	837	0.0	155.9
Income (loss) before income taxes	(100,012)	(6.4)	173,742	9.4	(157.6)
Income tax expense (benefit)	(139)	(0.0)	43,835	2.4	(100.3)
Net income (loss)	$(99,873)	(6.4)%	$129,907	7.0%	(176.9)%

Operating revenues. Operating revenues for the year ended December 31, 2025 were $1,558.4 million, compared to $1,846.0 million in 2024, a decrease of $287.6 million, or 15.6%. The decrease in operating revenues was primarily attributable to a decrease in our contract logistics segment, including decreases in value-added and dedicated programs. This was primarily attributable to the completion of a specialty development program in Stanton, TN in 2024 and decreases in customer production levels. We also experienced decreases in intermodal revenues reflecting continued demand softness and competitive market conditions; and decreases in trucking and brokerage activity.

Purchased transportation and equipment rent. Purchased transportation and equipment rent generally increases or decreases in proportion to revenues generated through owner-operators and other third-party capacity providers. During 2025, purchased transportation and equipment rent was $310.4 million, compared to $482.9 million in 2024. The change primarily reflected decreases in transactional transportation-related services.

Direct personnel and related benefits. Direct personnel and related benefits include salaries, wages, fringe benefits and contract labor costs. Direct personnel and related benefits for 2025 were $685.5 million, compared to $583.3 million in 2024. The change was primarily attributable to increases in staffing levels supporting contract logistics programs, wage and benefit inflation, and labor utilization adjustments in response to customer demand, operating conditions and mix in program requirements.

Operating supplies and expenses. Operating supplies and expenses include fuel, maintenance, cost of materials, communications, utilities and other operating expenses. Operating supplies and expenses for 2025 were $205.4 million, compared to $293.9 million in 2024. The main element driving the decrease was higher expenses incurred in 2024 in connection with the contract logistics specialty development program, which was completed in 2024.

Commission expense. Commission expense represents amounts paid to agents for generating shipments and generally fluctuates with revenue generated through our agent network. Commission expense for 2025 was $17.1 million, compared to $27.3 million in 2024, reflecting decreases in agent-sourced transactional volumes.

Occupancy expense. Occupancy expense includes costs related to leased terminals and operating facilities. Occupancy expense for 2025 was $49.4 million, compared to $44.2 million in 2024. The change primarily reflected an increase in building rents as well as additional properties.

General and administrative expense. General and administrative expense includes compensation and benefits for administrative personnel, related support costs, certain taxes, foreign currency transaction adjustments, bad debt expense, and other general expenses. General and administrative expense for 2025 was $54.2 million, compared to $57.0 million in 2024, primarily due to decreases in compensation, incentive accruals, and professional and administrative support costs.

Insurance and claims. Insurance and claims expense includes insurance premiums and accruals for claims within self-insured retention amounts. Insurance and claims expense for 2025 was $30.1 million, compared to $26.4 million in 2024, reflecting increases in insurance premiums.

Depreciation and amortization. Depreciation and amortization expense for 2025 was $146.2 million, compared to $124.2 million in 2024. The change was primarily attributable to incremental fixed asset additions, including Parsec. This was partially offset by a $4.8 million decrease in amortization.

Impairment expense. During 2025, we recorded non-cash impairment charges within the intermodal reporting segment totaling $124.4 million. These charges consisted of a $101.1 million goodwill impairment charge and $23.3 million related to certain customer-relationship intangible assets. The impairment reflected reduced demand forecasts, margin pressure associated with the fixed-cost structure of the intermodal segment, and an increase in the discount rate reflecting company-specific risk. As a result of the impairment charge, no goodwill remains attributable to the intermodal reporting unit as of December 31, 2025. The impairment charges of $124.4 million recorded during 2025 compare to charges of $3.7 million recorded during 2024 relating to our now-closed company-managed brokerage operation.

Income (loss) from operations. During 2025, we incurred an operating loss of $(64.3) million, compared to income from operations of $203.1 million in 2024. Operating margin was (4.1%) in 2025, compared to 11.0% in 2024, reflecting the combined impacts of changes in revenue mix, pricing and utilization dynamics in transactional transportation markets, labor and operating cost trends, and the impairment charges recorded during 2025.

Interest expense, net. Net interest expense for 2025 was $37.8 million, compared to $30.2 million in 2024. The increase reflected increases in average outstanding borrowings during the year.

Income tax expense (benefit). Income before income taxes for 2025 was $(100.0) million, compared to $173.7 million in 2024. Net income for 2025 was $(99.9) million, compared to $129.9 million in 2024. The decrease in income taxes is primarily the result of a decrease in taxable income. The decrease in our effective tax rate was due to a change in the mix of operating profits and losses between foreign and domestic tax jurisdictions and the impairment of goodwill.

2024 Compared to 2023

The following table sets forth items derived from our Consolidated Statements of Income for the years ended December 31, 2024 and 2023:

	2024		2023		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$1,846,035	100.0%	$1,662,139	100.0%	11.1%
Operating expenses:
Purchased transportation and equipment rent	482,948	26.2	571,213	34.4	(15.5)
Direct personnel and related benefits	583,251	31.6	542,779	32.7	7.5
Operating supplies and expenses	293,883	15.9	172,644	10.4	70.2
Commission expense	27,285	1.5	31,370	1.9	(13.0)
Occupancy expense	44,209	2.4	44,301	2.7	(0.2)
General and administrative	56,998	3.1	50,189	3.0	13.6
Insurance and claims	26,441	1.4	27,163	1.6	(2.7)
Depreciation and amortization	124,188	6.7	77,036	4.6	61.2
Impairment expense	3,720	0.2	—	—	n/m
Total operating expenses	1,642,923	89.0	1,516,695	91.2	8.3
Income from operations	203,112	11.0	145,444	8.8	39.6
Interest (expense), net	(30,207)	(1.6)	(22,753)	(1.4)	32.8
Other non-operating income	837	0.0	1,608	0.1	(47.9)
Income before income taxes	173,742	9.4	124,299	7.5	39.8
Income tax expense	43,835	2.4	31,398	1.9	39.6
Net income	$129,907	7.0%	$92,901	5.6%	39.8%

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

Segment Financial Results

We report our financial results in three reportable segments: contract logistics, intermodal, and trucking. This presentation reflects the manner in which management evaluates performance and allocates resources.

The following tables summarize operating revenues and income from operations by segment for the years ended December 31, 2025, 2024 and 2023(in thousands):

	Operating Revenues
	December 31,
	2025	2024	2023
Contract logistics	$1,049,484	$1,129,658	$829,574
Intermodal	257,017	308,744	382,610
Trucking	251,422	331,982	333,211
Other	474	75,651	116,744
Total operating revenues	$1,558,397	$1,846,035	$1,662,139

	Income from Operations
	December 31,
	2025	2024	2023
Contract logistics	$82,526	$219,084	$127,752
Intermodal	(162,055)	(27,741)	1,604
Trucking	13,930	20,963	17,258
Other	1,252	(9,194)	(1,170)
Total income (loss) from operations	$(64,347)	$203,112	$145,444

2025 Compared to 2024

Contract Logistics

Operating revenues. Operating revenues in the contract logistics segment were $1,049.5 million for the year ended December 31, 2025, compared to $1,129.7 million in 2024. The decrease was attributable to revenue in the same period last year from our specialty development project in Stanton, TN, which was completed in 2024. This was partially offset by additional revenues from the acquisition of Parsec. Revenue trends also reflected a decrease in value added programs.

Income from operations. Income from operations for the contract logistics segment was $82.5 million in 2025, compared to $219.1 million in 2024. Operating margin was 7.9% in 2025, compared to 19.4% in 2024. The change in operating income and margin primarily reflected decreased operating leverage on changes in revenue, changes in labor and occupancy cost management, and decreases in customer activity levels during the period.

Intermodal

Operating revenues. Operating revenues in the intermodal segment were $257.0 million for the year ended December 31, 2025, compared to $308.7 million in 2024. The change was primarily driven by decreases in load volumes, pricing pressure in a competitive market environment, and decreases in fuel surcharge revenues.

Income from operations. Income from operations for the intermodal segment was $(162.1) million in 2025, compared to $(27.7) million in 2024. Results for 2025 reflected decreases in demand and pricing, equipment and labor utilization, and the impact of fixed operating costs relative to volume levels. In addition, during the third quarter of 2025, we recorded non-cash impairment charges totaling $124.4 million within the intermodal reporting unit, consisting of a $101.1 million goodwill impairment charge and $23.3 million related to certain customer-relationship intangible assets. These impairment charges significantly reduced reported operating results for the segment but did not affect cash flows or covenant compliance. Excluding the impairment charge, operating results for the intermodal segment reflected continued softness in transactional freight volumes and pricing pressures in the intermodal market.

Trucking

Operating revenues. Operating revenues in the trucking segment were $251.4 million for the year ended December 31, 2025, compared to $332.0 million in 2024. The change was primarily attributable to decreases in load volumes.

Income from operations. Income from operations for the trucking segment was $13.9 million in 2025, compared to $21.0 million in 2024. Operating margin was 5.5% in 2025, compared to 6.3% in 2024. The change in operating income and margin primarily reflected decreased operating leverage on changes in revenue.

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

Liquidity and Capital Resources

Our primary uses of cash are working capital requirements, capital expenditures, dividend payments, share repurchases, and debt service. We may also use cash for acquisitions and other investment and financing activities. Working capital is required principally to support day-to-day operations and to satisfy maturing obligations and operating expenses. Capital expenditures consist primarily of transportation equipment and investments in support of value-added service operations and the expansion of our terminal network. The goodwill impairment charge described above is a non-cash charge and therefore did not affect the Company’s historical cash balances, liquidity, operating cash flows, or compliance with its debt covenants.

Sources of liquidity. Historically, our primary source of liquidity has been cash flows from operations, supplemented by borrowings under our revolving credit facility and other long-term financing arrangements. As of December 31, 2025, we had cash and cash equivalents of $26.8 million, compared to $19.4 million as of December 31, 2024, and availability under our revolving credit facility of approximately $282.6 million, compared to $89.1 million at December 31, 2024.

We have a $500 million revolving credit facility that matures on September 30, 2027 that includes an accordion feature which allows us to increase availability by up to an additional $100 million upon our request. We also finance transportation equipment through equipment notes generally secured by liens on specific vehicles and payable in monthly installments. In addition, we have a $165.4 million term loan facility maturing in April 2032, secured by first-priority mortgages on specified real estate, and we maintain a short-term margin facility secured by our portfolio of marketable securities with maximum borrowings of $5.3 million.

In October 2025, we completed a credit tenant lease (“CTL”) financing transaction through a wholly owned subsidiary. The subsidiary issued a senior secured promissory note in the principal amount of approximately $195.9 million. The note bears interest at a fixed rate of 6.84% per annum and requires monthly payments of principal and interest, with the remaining balance due at maturity in November 2034. The financing is secured by the subsidiary’s subleasehold interest in the underlying property pursuant to a composite sublease agreement with an investment-grade credit tenant, which has been collaterally assigned to the noteholder. In connection with the financing, Universal Logistics Holdings, Inc. executed an indemnity and guaranty agreement, pursuant to which it provides customary non-recourse carve-out and indemnity obligations relating to certain actions of the borrower and its affiliates, including payment of any shortfall and make-whole amounts that are due upon occurrence of the credit tenant’s prepayment of rent, acts of bad faith, misapplication of rents, and environmental matters.

Debt service on the CTL financing is intended to be funded from rent payments made by the credit tenant under the composite sublease agreement. The obligations under the promissory note are non-recourse to the Company and its affiliates, except for the customary non-recourse carve-out and indemnity obligations. The CTL financing is secured solely by the collateral described above and is not secured by the assets pledged under our revolving credit facility. If the credit tenant fails to pay rent under the composite sublease agreement, neither the subsidiary nor the Company is obligated to advance funds or otherwise cure such non-payment, and the noteholder’s recourse is limited to the collateral, subject to the limited guaranty and environmental indemnity. We do not control whether the credit tenant elects to prepay rent under the composite sublease agreement.

As of December 31, 2025, we were in compliance with all financial covenants and had approximately $282.6 million of availability under our revolving credit facility.

Our capital allocation priorities include maintaining financial flexibility, investing in organic growth, pursuing acquisitions that complement our service offerings, and returning capital to stockholders through dividends.

We believe our available liquidity, together with cash flows generated from operations, will be sufficient to fund our working capital needs, capital expenditures, debt service requirements, and dividend payments for at least the next twelve months.

Indebtedness and covenant monitoring. As of December 31, 2025, total outstanding borrowings were $802.3 million, compared to $762.6 million at December 31, 2024. Outstanding indebtedness included borrowings under our revolving credit facility, equipment financing arrangements, a term loan facility secured by real estate, and approximately $193.3 million of CTL financing. The CTL financing is non-recourse to the Company and its affiliates, except for limited guaranty and indemnity obligations, and is secured by a leased property supported by rental payments from an investment-grade credit tenant.

Although we were in compliance with all financial covenants as of December 31, 2025, our credit agreements and other financing arrangements include financial covenants and other restrictions that require ongoing monitoring, including with respect to liquidity levels, fixed charge coverage ratios, total debt covenants, and other measures. Given the sensitivity of covenant calculations to operating performance, working capital changes, and interest rates, we monitor compliance on a frequent basis and may take actions to manage liquidity and covenant headroom, including adjusting discretionary spending, capital expenditures, dividend policy, share repurchases, and the timing of equipment purchases or other investments. See Item 8, Note 9 to the Consolidated Financial Statements.

We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. However, our ability to fund operating expenses and capital expenditures, meet debt service obligations, and refinance or extend indebtedness depends on operating performance, market conditions, and other factors, including macroeconomic conditions and transportation market cycles, that are outside of our control.

Capital expenditures. In 2025, capital expenditures totaled $224.2 million, compared to $251.6 million in 2024. Capital expenditures during 2025 primarily consisted of investments in transportation equipment and expenditures in support of value-added programs and terminal network initiatives. For 2026, we currently expect capital expenditures to be approximately $150.0 million; however, actual spending may vary based on demand, equipment availability, pricing conditions, and liquidity and covenant considerations.

Cash Flows

At December 31, 2025, we had cash and cash equivalents of $26.8 million, compared to $19.4 million at December 31, 2024. Net cash provided by operating activities was $183.0 million in 2025, compared to $112.4 million in 2024. Net cash used in investing activities was $203.4 million in 2025, compared to $462.9 million in 2024. Net cash provided by financing activities was $26.1 million in 2025, compared to $365.0 million in 2024. The year-over-year changes primarily reflected (i) changes in operating income and working capital, (ii) capital expenditures and acquisition activity, and (iii) net borrowings under credit facilities and equipment financing, including proceeds from long-term financing transactions such as the CTL financing completed in October 2025, along with dividends and any share repurchases.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of December 31, 2025, we had contractual obligations related to long-term debt, leases and purchase commitments. We satisfy these obligations through a combination of operating cash flows and available financing. For additional information, see Item 8, Note 9 (Debt and Credit Facilities), Note 13 (Leases), and Note 16 (Commitments and Contingencies).

Legal Matters

We are subject to various legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty. We accrue estimated losses if it is probable that a liability has been incurred and the amount can be reasonably estimated. The outcome of legal proceedings is inherently uncertain; accordingly, if outcomes differ from our expectations, we may be required to record additional charges, which could impact our results of operations and financial position in the period resolved. See Item 8, Note 16 to the Consolidated Financial Statements.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Critical accounting policies are those that are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often because of the need to make estimates about inherently uncertain matters. We identify the following as critical accounting policies:

Insurance and Claim Costs

As of December 31, 2025, accruals for estimated claims net of insurance receivables were $10.2 million compared to $13.3 million at December 31, 2024; based on the 2025 reserve for claims incurred but not reported, a 10% increase would increase insurance and claims expense by approximately $0.4 million.

Valuation of Long-Lived Assets, including Goodwill and Intangible Assets

As of December 31, 2025 and 2024, goodwill balances were $105.6 million and $206.8 million, respectively. The decrease in goodwill primarily reflects the goodwill impairment charge recorded in the Company’s intermodal reporting unit during 2025. We test goodwill for impairment annually, and more frequently if events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We perform our annual goodwill impairment test during the third quarter. The determination of fair value requires estimates and assumptions regarding future revenues, operating income, discount rates and market multiples. These estimates are inherently uncertain, and adverse changes could result in impairment charges that are material.

During the third quarter of 2025, we recognized impairment charges totaling $124.4 million within our intermodal reporting unit, consisting of a $101.1 million goodwill impairment charge and $23.3 million related to certain customer-relationship intangible assets, as described above. During the third quarter of 2024, we recorded aggregate goodwill impairment charges totaling $3.5 million within our former company-managed brokerage reporting segment in connection with the closure of those operations. See Item 8, Note 1 to the Consolidated Financial Statements.

We evaluate long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Any changes in management’s judgments regarding projected cash flows, useful lives, or salvage values could result in changes in depreciation and amortization expense or additional impairment charges.

Recently Issued Accounting Pronouncements Not Currently Effective

See Item 8: Note 2 to the Consolidated Financial Statements for discussion of new accounting pronouncements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal exposure to interest rate risk relates to outstanding borrowings under our revolving credit facility, term loan agreements, real estate facility, and margin facility, all of which bear interest at variable rates. Borrowings under our credit facilities generally bear interest at Term SOFR or an applicable base rate, plus an applicable margin. Borrowings under our margin facility bear interest at Term SOFR plus 1.10%.

As of December 31, 2025, we had total variable-rate borrowings of approximately $336.2 million. Assuming variable-rate debt levels remain constant for a full year, a hypothetical 100 basis point increase in interest rates would increase our annual interest expense by approximately $3.4 million. Actual impacts could differ based on changes in borrowing levels, interest rate indices, applicable margins, and the timing of rate changes.

In connection with our real estate facility, we have entered into interest rate swap agreements intended to reduce exposure to variability in interest rates. Under these swap agreements, we receive interest at Term SOFR and pay a fixed rate of 2.88%. The swaps have an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of approximately $63.3 million as of December 31, 2025. At December 31, 2025, the fair value of the interest rate swap agreements was a net asset of approximately $0.3 million. Because the swap agreements qualify for hedge accounting, changes in fair value are recorded in accumulated other comprehensive income (loss), net of tax.

Included in cash and cash equivalents is approximately $4 thousand invested in short-term, investment-grade instruments. The interest rates on these instruments are adjusted to market rates at least monthly, and we generally have the ability to redeem these investments on demand. Accordingly, exposure to interest rate risk related to these short-term investments is not considered material.

Commodity Price Risk

We are exposed to commodity price risk primarily related to fluctuations in diesel fuel prices. In our trucking and intermodal operations, fuel costs represent a significant operating expense. For owner-operators, fuel costs are generally borne directly by the contractor. Fuel prices are subject to significant volatility due to economic, geopolitical, regulatory, and other factors beyond our control.

To mitigate the impact of fuel price fluctuations, we generally seek to recover fuel cost changes through fuel surcharge mechanisms in customer pricing. These arrangements may not fully offset fuel price volatility, particularly during periods of rapid or sustained changes in market fuel prices. Significant increases in fuel costs could adversely affect the economics of owner-operator arrangements, which in turn could impact our ability to attract or retain qualified owner-operators.

In addition, a portion of our transportation service contracts do not contain automatic fuel surcharge mechanisms. For these contracts, fuel price increases or decreases may affect margins, particularly during periods of short-term volatility. Based on our 2025 fuel consumption on company-owned tractors, a hypothetical 10% increase in the average annual price per gallon of diesel fuel would increase annual fuel expense by approximately $5.2 million, before giving effect to any fuel surcharge recovery, pricing adjustments, or changes in customer mix.

Equity Securities Risk

We hold certain marketable equity securities that are actively traded, which subjects us to market risk associated with changes in fair market value. As of December 31, 2025, the carrying value of our marketable equity securities was approximately $10.4 million. Changes in the market value of these securities are reflected in earnings.

A hypothetical 10% decrease in the market value of these equity securities would result in a corresponding decrease in their carrying value of approximately $1.0 million. For additional information regarding our marketable equity securities, see Item 8, Note 4 to the Consolidated Financial Statements.

Foreign Exchange Risk

A portion of our revenues and expenses are denominated in currencies other than the U.S. dollar, primarily the Mexican peso and Canadian dollar. For the years ended December 31, 2025 and 2024, approximately 4.0% and 3.0%, respectively, of our revenues were derived from services provided outside the United States.

Our exposure to foreign currency exchange rate risk arises primarily from the translation of the financial statements of our foreign subsidiaries into U.S. dollars and, to a lesser extent, from cross-border transactions. A substantial portion of our revenues and operating costs in Mexico and Canada are denominated in local currencies, which provides a natural hedge against foreign currency fluctuations.

Based on 2025 expenditures denominated in foreign currencies, a hypothetical 10% weakening of the U.S. dollar relative to the applicable foreign currencies would increase annual operating expenses by approximately $5.6 million. Translation adjustments related to our net investments in foreign operations are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. For the year ended December 31, 2025, foreign currency translation adjustments increased (decreased) equity by approximately $4.8 million.

We do not enter into derivative financial instruments for trading or speculative purposes. Short-term exposure to foreign currency exchange rate fluctuations relates primarily to intercompany transactions, which are generally settled on an ongoing basis to limit exposure.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Universal Logistics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Logistics Holdings, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2026 expressed an adverse opinion.

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

Goodwill Impairment Assessments - Contract Logistics and Intermodal reporting units

As described further in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. The Company’s consolidated goodwill balance was $105.6 million as of December 31, 2025, which is allocated to the Company’s three reporting units. At December 31, 2025, $95.8 million of goodwill was recorded in the Contract Logistics reporting units. During the year ended December 31, 2025, the Company recorded a goodwill impairment charge of $101.1 million in the Intermodal reporting unit. We identified the goodwill impairment assessments of the Contract Logistics and Intermodal reporting units as a critical audit matter.

The principal consideration for our determination that the goodwill impairment assessments for the Contract Logistics and Intermodal reporting units is a critical audit matter is that there is a high degree of auditor judgement necessary in evaluating the reasonableness of the fair value of the reporting units. The fair value estimate is sensitive to significant assumptions made by management in the discounted cash flow analyses specifically, forecasts of future revenue and operating income and discount rates.

Our audit procedures related to the goodwill impairment assessments of the Contract Logistics and Intermodal reporting units included the following, among others:

•
We compared management’s forecasts of future revenue and operating income to third-party industry projections and compared the Company’s historical operating forecasts to the actual results in prior periods.
•
We utilized a valuation specialist to assess the reasonableness of the discount rates used in the models. The valuation specialist used external data to determine a range of appropriate inputs and assumptions to assess the reasonableness of the discount rate utilized in management’s models.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Southfield, Michigan

March 16, 2026

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2025 and 2024

(In thousands, except share data)

Assets	2025	2024
Current assets:
Cash and cash equivalents	$26,846	$19,351
Marketable securities	10,351	11,590
Accounts receivable – net of allowance for credit losses of $3,908 and $7,806, respectively	261,337	293,646
Contract receivable	29,026	29,026
Other receivables	28,440	30,174
Prepaid expenses and other	25,811	24,688
Due from affiliates	1,031	1,338
Total current assets	382,842	409,813
Property and equipment, net	819,495	742,366
Operating lease right-of-use asset	169,362	74,003
Goodwill	105,618	206,756
Intangible assets – net of accumulated amortization of $80,304 and $155,290, respectively	108,613	150,926
Contract receivable, net of current portion	182,580	198,059
Deferred income taxes	1,092	329
Other assets	2,386	4,585
Total assets	$1,771,988	$1,786,837
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,053	$59,977
Current portion of long-term debt	114,850	88,812
Current portion of operating lease liabilities	29,376	28,563
Accrued expenses and other current liabilities	59,475	70,744
Insurance and claims	28,130	32,837
Due to affiliates	17,160	23,258
Income taxes payable	8,050	377
Total current liabilities	318,094	304,568
Long-term liabilities:
Long-term debt, net of current portion	682,721	670,273
Operating lease liability, net of current portion	144,425	50,788
Deferred income taxes	82,398	109,012
Other long-term liabilities	3,995	5,173
Total long-term liabilities	913,539	835,246
Stockholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 26,336,137 and 26,319,754 shares issued; 26,330,058 and 26,317,326 shares outstanding, respectively	26,336	26,320
Paid-in capital	5,457	5,016
Treasury stock, at cost; 6,079 and 2,428 shares	(192)	(107)
Retained earnings	512,088	623,018
Accumulated other comprehensive income (loss):
Interest rate swaps, net of income taxes of $96 and $412, respectively	245	1,177
Foreign currency translation adjustments	(3,579)	(8,401)
Total stockholders’ equity	540,355	647,023
Total liabilities and stockholders’ equity	$1,771,988	$1,786,837

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Income

Years ended December 31, 2025, 2024 and 2023

(In thousands, except per share data)

	2025	2024	2023
Operating revenues:
Truckload services, including related party amounts of $2,909, $4,120 and $6,682, respectively	$182,905	$234,397	$213,874
Brokerage services	73,913	181,259	244,024
Intermodal services	252,095	300,721	374,667
Dedicated services	337,919	344,210	343,543
Value-added services	711,565	785,448	486,031
Total operating revenues	1,558,397	1,846,035	1,662,139
Operating expenses:
Purchased transportation and equipment rent, including related party amounts of $18, $147 and $316, respectively	310,435	482,948	571,213
Direct personnel and related benefits, including related party amounts of $75,224, $63,143 and $54,169, respectively	685,540	583,251	542,779
Operating supplies and expenses, including related party amounts of $9,060, $19,248 and $9,221, respectively	205,364	293,883	172,644
Commission expense	17,100	27,285	31,370
Occupancy expense, including related party amounts of $17,938, $14,174 and $13,649, respectively	49,391	44,209	44,301
General and administrative, including related party amounts of $11,276, $12,280 and $12,396, respectively	54,166	56,998	50,189
Insurance and claims, including related party amounts of $16,898, $17,855 and $16,739, respectively	30,090	26,441	27,163
Depreciation and amortization	146,247	124,188	77,036
Impairment expense	124,411	3,720	—
Total operating expenses	1,622,744	1,642,923	1,516,695
Income (loss) from operations	(64,347)	203,112	145,444
Interest income	11,210	4,268	1,454
Interest expense	(49,017)	(34,475)	(24,207)
Other non-operating income	2,142	837	1,608
Income (loss) before income taxes	(100,012)	173,742	124,299
Income tax expense (benefit)	(139)	43,835	31,398
Net income (loss)	$(99,873)	$129,907	$92,901
Earnings per common share:
Basic	$(3.79)	$4.94	$3.53
Diluted	$(3.79)	$4.93	$3.53
Weighted average number of common shares outstanding:
Basic	26,328	26,315	26,284
Diluted	26,339	26,348	26,308
Dividends declared per common share	$0.42	$0.42	$0.42

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
Net income (loss)	$(99,873)	$129,907	$92,901
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $(316), $(44) and $(269), respectively	(932)	(173)	(806)
Foreign currency translation adjustments	4,822	(4,528)	4,085
Total other comprehensive income (loss)	3,890	(4,701)	3,279
Total comprehensive income (loss)	$(95,983)	$125,206	$96,180

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(99,873)	$129,907	$92,901
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	146,247	124,188	77,036
Noncash lease expense	29,957	31,073	30,376
Impairment expense	124,411	3,720	—
Amortization of debt issuance costs	1,016	964	808
Gain on marketable equity securities	(1,745)	(838)	(1,041)
Loss (gain) on disposal of property and equipment	4	1,675	(1,650)
Write-off of debt issuance costs	243	—	—
Stock-based compensation	457	779	262
Provision for credit losses	249	(353)	3,773
Deferred income taxes	(27,378)	30,341	10,151
Change in assets and liabilities:
Trade and other accounts receivable	32,546	35,984	62,503
Contract receivable, prepaid expenses and other assets	17,946	(218,081)	(1,810)
Principal reduction in operating lease liabilities	(30,501)	(32,035)	(30,633)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	(3,565)	4,468	(29,827)
Due to/from affiliates, net	(5,791)	1,893	376
Other long-term liabilities	(1,177)	(1,314)	(2,979)
Net cash provided by operating activities	183,046	112,371	210,246
Cash flows from investing activities:
Capital expenditures	(224,175)	(251,603)	(240,554)
Proceeds from the sale of property and equipment	17,744	4,446	3,513
Proceeds from sale of marketable securities	2,984	19	269
Acquisition of businesses, net of cash	—	(215,760)	—
Net cash used in investing activities	(203,447)	(462,898)	(236,772)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	561,005	676,028	202,283
Repayments of debt - revolving debt	(654,476)	(387,111)	(180,349)
Proceeds from borrowing - term debt	281,318	191,438	56,186
Repayments of debt - term debt	(148,207)	(104,158)	(74,557)
Dividends paid	(11,057)	(11,053)	(11,040)
Purchases of treasury stock	(85)	(107)	(134)
Capitalized financing costs	(2,413)	—	(947)
Net cash provided by (used in) financing activities	26,085	365,037	(8,558)
Effect of exchange rate changes on cash and cash equivalents	1,811	(7,670)	414
Net increase (decrease) in cash	7,495	6,840	(34,670)
Cash and cash equivalents – January 1	19,351	12,511	47,181
Cash and cash equivalents – December 31	$26,846	$19,351	$12,511

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows - Continued

Years ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest	$47,979	$33,389	$23,399
Cash paid for income taxes	$20,466	$18,590	$25,412

Acquisition of businesses:
Fair value of assets acquired, net of cash	$—	$230,391	$—
Liabilities assumed	—	(14,631)	—
Net cash paid of acquisitions of businesses	$—	$215,760	$—

Non-cash operating and investing activities:
During the year ended December 31, 2025, the Company had non-cash activities resulting from $4.3 million of property and equipment purchases included in accounts payable at the end of the period.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2025, 2024 and 2023

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2022	$30,997	$4,852	$(96,706)	$513,589	$(5,802)	$446,930
Net income	—	—	—	92,901	—	92,901
Other comprehensive income	—	—	—	—	3,279	3,279
Dividends paid ($0.42 per share)	—	—	—	(11,040)	—	(11,040)
Stock based compensation	11	251	—	—	—	262
Purchases of treasury stock	—	—	(134)	—	—	(134)
Balances – December 31, 2023	$31,008	$5,103	$(96,840)	$595,450	$(2,523)	$532,198
Net income	—	—	—	129,907	—	129,907
Other comprehensive (loss)	—	—	—	—	(4,701)	(4,701)
Dividends paid ($0.42 per share)	—	—	—	(11,053)	—	(11,053)
Stock based compensation	35	744	—	—	—	779
Retirement of treasury stock	(4,723)	(831)	96,840	(91,286)	—	—
Purchases of treasury stock	—	—	(107)	—	—	(107)
Balances – December 31, 2024	$26,320	$5,016	$(107)	$623,018	$(7,224)	$647,023
Net (loss)	—	—	—	(99,873)	—	(99,873)
Other comprehensive (loss)	—	—	—	—	3,890	3,890
Dividends paid ($0.42 per share)	—	—	—	(11,057)	—	(11,057)
Stock based compensation	16	441	—	—	—	457
Purchases of treasury stock	—	—	(85)	—	—	(85)
Balances – December 31, 2025	$26,336	$5,457	$(192)	$512,088	$(3,334)	$540,355

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(1)
Summary of Significant Accounting Policies
(a)
Business

Universal Logistics Holdings, Inc. (“Universal” or the “Company”) is a holding company whose subsidiaries provide a variety of customized transportation and logistics solutions throughout the United States and in Mexico and Canada. Our operating subsidiaries provide our customers with supply chain solutions that can be scaled to meet their changing demands. We offer our customers a broad array of services across their entire supply chain, including value-added, dedicated, intermodal and trucking services. Our customized solutions and flexible business model are designed to provide us with a highly variable cost model.

(b)
Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions relating to these entities have been eliminated.

Our fiscal year consists of four quarters, each with thirteen weeks.

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended December 31, 2025. These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or stockholders’ equity as previously reported.

During the first quarter of 2025, the Company identified certain triggering events related to its intermodal reporting segment. In accordance with FASB Accounting Standards Codification (“ASC”) 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company evaluated certain indefinite and long lived tangible and intangible assets for impairment. The results of those procedures concluded that no impairments were present.

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

In August 2024, the Company closed its company-managed brokerage operations in Nashville, TN. During the quarter ended September 28, 2024, the Company incurred pre-tax losses of approximately $8.6 million related to these operations. Included in the consolidated statements of income in 2024 were $1.4 million of severance costs recorded in direct personnel and related benefits, $2.8 million of non-cash impairment charges recorded in impairment expense, and $2.4 million of other closing related costs recorded in operating supplies and expenses.

During the third quarter of 2024, the Company identified certain triggering events related to a component of its former company-managed brokerage reporting segment. In accordance with ASC 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company evaluated certain indefinite and long lived tangible and intangible assets for impairment and recorded an additional goodwill impairment charge of $0.9 million during the quarter ended September 28, 2024. Total goodwill impairment charges recorded during the third quarter of 2024, including in connection with the closure of our company-managed brokerage operations, were $3.5 million.

In June 2024, the Company revised the estimated useful life and salvage values of certain property and equipment. The change resulted in additional depreciation expense of $11.3 million recorded during the quarter ended June 29, 2024.

During the first quarter of 2024, the Company identified certain triggering events related to a component of the intermodal reporting segment. In accordance with ASC 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company evaluated certain indefinite and long lived tangible and intangible assets for impairment. The results of those procedures concluded that no impairments were present. After performing the evaluation, it was determined that a change in the estimated useful lives of certain definite lived intangible assets was appropriate and was adjusted during the period. The change resulted in additional amortization expense of $8.9 million recorded during the year ended December 31, 2024.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

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

(e)
Marketable Securities

Marketable equity securities are measured at fair value, with changes in fair value recognized in net income. At December 31, 2025 and 2024, the Company’s marketable securities, all of which are available-for-sale, consist of common and preferred stocks with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends are included in other non-operating income. See Note 4 “Marketable Securities” for further information on our portfolio.

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

December 31, 2025, 2024 and 2023

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

At December 31, inventory consists of the following (in thousands):

	2025	2024
Finished goods	$8,451	$6,609
Raw materials and supplies	1,442	1,660
Total	$9,893	$8,269

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

The amounts recorded for depreciation expense were $129.6 million, $102.7 million, and $64.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Our identifiable intangible assets as of December 31, 2025 and 2024 are as follows (in thousands):

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite Lived Intangibles:
Agent and customer relationships	$150,902	$52,674	$98,228	$258,746	$124,467	$134,279
Customer contracts	20,600	20,600	—	20,600	20,600	—
Tradenames	5,500	2,292	3,208	9,500	4,458	5,042
Non-compete agreements	9,415	2,238	7,177	14,870	3,265	11,605
Trademarks	2,500	2,500	—	2,500	2,500	—
Total Identifiable Intangible Assets	$188,917	$80,304	$108,613	$306,216	$155,290	$150,926

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

(1)
Summary of Significant Accounting Policies—continued
(i)
Intangible Assets—continued

Estimated amortization expense by year is as follows (in thousands):

2026	$11,304
2027	10,918
2028	9,684
2029	9,349
2030	8,231
Thereafter	59,127
Total	$108,613

As described in Note 1, “Basis of Presentation”, the Company identified certain triggering events related to its intermodal reporting segment. As a result, we recorded $23.3 million of impairment charges related to certain customer-relationship intangible assets during the thirteen weeks ended September 27, 2025 related to the intermodal reporting segment.

The amounts recorded for amortization expense were $16.7 million, $21.5 million, and $12.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(j)
Goodwill

Goodwill represents the excess purchase price over the fair value of assets acquired in connection with the Company’s acquisitions. Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, or ASC, Topic 350 “Intangibles – Goodwill and Other”, we are required to test goodwill for impairment annually (in our third fiscal quarter) or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. We have the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. During the third quarter of 2025, we completed our goodwill impairment testing by performing a quantitative assessment using the income approach for each of our reporting units with goodwill. The determination of the fair value of the reporting units requires us to make estimates and assumptions related to future revenue, operating income and discount rates. Based on the results of this test, no impairment loss was recognized.

Subsequently, in August 2025, the Company identified certain triggering events related to its intermodal reporting segment. As described in Note 1, “Basis of Presentation”, we recorded $101.1 million of goodwill impairment charges during the thirteen weeks ended September 27, 2025 related to the intermodal reporting segment.

As also described in Note 1, “Basis of Presentation”, we recorded aggregate impairment charges of $3.5 million during the thirteen weeks ended September 28, 2024 related to reporting units within our former company-managed brokerage segment.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

(1)
Summary of Significant Accounting Policies—continued
(j)
Goodwill—continued

The changes in the carrying amount of goodwill during the years ended December 31, 2025 and 2024 are as follows (in thousands):

Balance as of January 1, 2024	$170,730
Acquisition of business	39,493
Goodwill impairment	(3,467)
Balance as of December 31, 2024	206,756
Goodwill impairment	(101,138)
Balance as of December 31, 2025	$105,618

At both December 31, 2025 and 2024, $95.8 million of goodwill was recorded in our contract logistics segment and $9.8 million in our trucking segment, respectively. At December 31, 2025 and 2024, $0 and $101.1 million of goodwill was recorded in our intermodal segment, respectively.

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

(m)
Fair Value of Financial Instruments

For cash equivalents, accounts receivables, accounts payable, and accrued expenses, the carrying amounts are reasonable estimates of fair value as the assets are readily redeemable or short‑term in nature and the liabilities are short-term in nature. Marketable securities, consisting of equity securities, are carried at fair market value as determined by quoted market prices. Our revolving credit and term loan agreements consist of variable rate borrowings. The carrying value of these borrowings approximates fair value because the applicable interest rates are adjusted frequently based on short-term market rates. For our fixed rate promissory notes, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. See Note 10 “Fair Value Measurement and Disclosures” for further information.

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

December 31, 2025, 2024 and 2023

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

We are the primary obligor when rendering services and assume the corresponding credit risk with customers. We have discretion in setting sales prices and, as a result, our earnings may vary. In addition, we have discretion to choose and negotiate terms with our multiple suppliers for the services ordered by our customers. This includes owner-operators with whom we contract to deliver our transportation services. As such, revenue and the related purchased transportation and commissions are recognized on a gross basis. Fuel surcharges, where separately identifiable, of $79.6 million, $97.1 million and $118.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, are included in operating revenues.

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

December 31, 2025, 2024 and 2023

(1)
Summary of Significant Accounting Policies—continued
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

We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022. In addition, we file income tax returns in various state, local and foreign jurisdictions. Historically, we have been responsible for filing separate state, local and foreign income tax returns for our self and our subsidiaries. We are no longer subject to state or foreign jurisdiction income tax examinations for years before 2021 and 2020, respectively.

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

(t)
Foreign Currency Translation

The financial statements of the Company’s subsidiaries operating in Mexico and Canada are prepared to conform to U.S. GAAP and translated into U.S. Dollars by applying a current exchange rate. The local currency has been determined to be the functional currency. Items appearing in the Consolidated Statements of Income are translated using average exchange rates during each period. Assets and liabilities of international operations are translated at period-end exchange rates. Translation gains and losses are reported in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

(u)
Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts receivable. We maintain our cash and cash equivalents and marketable securities with high quality financial institutions. We perform ongoing credit evaluations of our customers and generally do not require collateral. Our customers are generally concentrated in the automotive, retail and consumer goods, metals, energy and manufacturing industries. During the fiscal years ended December 31, 2025, 2024 and 2023, aggregate sales in the automotive industry totaled 45%, 47% and 43% of revenue, respectively. In 2025, 2024 and 2023, General Motors accounted for approximately 25%, 18% and 20% of our total operating revenues, respectively, and Ford accounted for approximately 6%, 17% and 6%, respectively. In 2025, 2024 and 2023, sales to our top 10 customers, including General Motors and Ford, totaled 59%, 56% and 48%, respectively.

(2)
Recent Accounting Pronouncements

Adoption of New Accounting Standard

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU modifies income tax disclosures by requiring greater disaggregation of information in the rate reconciliations and disclosure of income taxes paid disaggregated by jurisdiction. We adopted this standard on a retrospective basis to all prior periods presented. See Note 12 "Income Taxes" for further information.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

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

December 31, 2025, 2024 and 2023

(3)
Revenue Recognition—continued

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

The following table provides information related to contract balances associated with our contracts with customers at December 31 (in thousands):

	2025	2024
Prepaid expenses and other - contract assets	$287	$727

Contract assets in the table above relates to revenue in-transit at the end of the reporting period. We generally receive payment for performance obligations within 45 days of completion of transportation services and 65 days for completion of value-added services. As it relates to our specialty development project contract receivable, we will receive payments in 120 equal monthly installments. During the years ended December 31, 2025 and 2024, we recorded $11.1 million and $4.0 million of interest income, respectively, related to the specialty development project contract receivable. As of December 31, 2023, the contract asset balance was $0.7 million.

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

The following table sets forth market value, cost, and unrealized gains on equity securities at December 31 (in thousands):

	2025	2024
Fair value	$10,351	$11,590
Cost basis	5,335	7,264
Unrealized gains	$5,016	$4,326

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities at December 31 (in thousands):

	2025	2024
Gross unrealized gains	$5,259	$4,926
Gross unrealized losses	(243)	(600)
Net unrealized gains	$5,016	$4,326

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

(4)
Marketable Securities—continued

The following table shows the Company’s net realized gains on marketable equity securities (in thousands):

	2025	2024	2023
Realized gain
Sale proceeds	$2,984	$19	$269
Cost basis of securities sold	2,547	17	27
Realized gain	$437	$2	$242

Realized gain, net of taxes	$436	$1	$181

During the years ended December 31, 2025, 2024 and 2023, our marketable equity securities portfolio experienced net unrealized pre-tax gains in market value of approximately $1,308,000, $836,000 and $799,000, respectively, which were reported in other non-operating income for the period.

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

December 31, 2025, 2024 and 2023

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

(6)
Accounts Receivable

Accounts receivable amounts appearing in the consolidated financial statements include both billed and unbilled receivables. We bill customers in accordance with contract terms, which may result in a brief timing difference between when revenue is recognized and when invoices are rendered. Unbilled receivables, which usually are billed within one month, totaled $46.0 million and $61.6 million at December 31, 2025 and 2024, respectively. Total accounts receivable at December 31, 2023 was $287.9 million.

Accounts receivable are presented net of an allowance for credit losses. Following is a summary of the activity in the allowance for credit losses for the years ended December 31 (in thousands):

	2025	2024	2023
Balance at beginning of year	$7,806	$11,229	$14,308
Provision (reversals) for credit losses	249	(353)	3,773
Uncollectible accounts written off	(4,147)	(3,070)	(6,852)
Balance at end of year	$3,908	$7,806	$11,229

(7)
Property and Equipment

Property and equipment at December 31 consists of the following (in thousands):

	2025	2024
Transportation equipment	$606,135	$627,018
Land, buildings and related assets	348,837	272,010
Other operating assets	189,252	150,246
Information technology equipment	28,491	29,680
Construction in process	114,268	92,413
Total property and equipment	1,286,983	1,171,367
Less accumulated depreciation	(467,488)	(429,001)
Total property and equipment, net	$819,495	$742,366

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

(8)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following items at December 31 (in thousands):

	2025	2024
Accrued payroll	$28,587	$35,376
Accrued payroll taxes	1,877	3,690
Driver escrow liabilities	2,769	3,989
Legal settlements and claims	2,900	3,200
Commissions, other taxes and other	23,342	24,489
Total	$59,475	$70,744

(9)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at	December 31,
	December 31, 2025	2025	2024
Outstanding Debt:
Revolving Credit Facility (1) (2)	5.54%	$217,380	$310,851
CLT Financing (2)	6.84%	193,324	—
Equipment Financing (3)	2.25% to 7.31%	286,317	278,155
Real Estate Facility (4)	5.81%	105,260	122,635
Margin Facility (5)	4.79%	—	—
Debt paid upon refinance:
UACL Credit Agreement (2)	N/A	—	51,000
Unamortized debt issuance costs		(4,710)	(3,556)
		797,571	759,085
Less current portion of long-term debt		114,850	88,812
Total long-term debt, net of current portion		$682,721	$670,273

(1) Our Revolving Credit Facility provides us with a revolving credit commitment of up to $500 million. We may borrow under the Revolving Credit Facility until maturity on September 30, 2027, and this indebtedness bears interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the Company’s leverage ratio. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At December 31, 2025, we were in compliance with all covenants under the facility, and $282.6 million was available for borrowing on the revolver.

(2) In October 2025, we completed a credit tenant lease (“CTL”) financing transaction by issuing a senior secured promissory note in the principal amount of $195.9 million. We used the net proceeds of the CTL financing to (i) repay in full the outstanding indebtedness under the UACL Credit Agreement and (ii) repay in part existing indebtedness under the Revolving Credit Facility. The note bears interest at a fixed rate of 6.84% per annum and matures on November 15, 2034. The note is secured primarily by our interests under a long-term composite sublease agreement. The CTL debt is non-recourse to the Company and its subsidiaries, except for customary limited-recourse obligations under indemnity and guaranty agreements relating to environmental matters, lease-term compliance, and certain representations, warranties, and covenants. At December 31, 2025, we were in compliance with all covenants under the note.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

(9)
Debt—continued

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

(4) Our Real Estate Facility consists of a $165.4 million term loan, and the facility matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specific parcels of real estate owned by the Company, including all land and real property improvements, and first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, and principal and interest are payable on the facility on a monthly basis, based on an annual amortization of 10%. The facility bears interest at Term SOFR, plus an applicable margin equal to 2.12%. At December 31, 2025, we were in compliance with all covenants under the facility.

(5) Our Margin Facility is a short-term line of credit secured by our portfolio of marketable securities. It bears interest at Term SOFR plus 1.10%. The amount available under the line of credit is based on a percentage of the market value of the underlying securities. At December 31, 2025, the maximum available borrowings under the line of credit were $5.3 million.

The following table reflects the maturities of our principal repayment obligations as of December 31, 2025 (in thousands):

Years Ending December 31	Revolving Credit Facility	Equipment Financing	Real Estate Financing	CTL Financing	Margin Facility	Total
2026	$—	$83,259	$16,535	$16,302	$—	$116,096
2027	217,380	77,684	16,535	17,453	—	329,052
2028	—	64,794	16,535	18,685	—	100,014
2029	—	44,153	16,535	20,004	—	80,692
2030	—	14,947	16,535	21,415	—	52,897
Thereafter	—	1,480	22,585	99,465	—	123,530
Total	$217,380	$286,317	$105,260	$193,324	$—	$802,281

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $63.3 million. At December 31, 2025, the fair value of the swap agreement was an asset of $0.3 million. Since the swap agreement qualifies for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 10, “Fair Value Measurement and Disclosures” for additional information pertaining to interest rate swaps.

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

December 31, 2025, 2024 and 2023

(10)
Fair Value Measurement and Disclosures—continued

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$4	$—	$—	$4
Marketable securities	10,351	—	—	10,351
Interest rate swap	—	341	—	341
Total Assets	$10,355	$341	$—	$10,696

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$26	$—	$—	$26
Marketable securities	11,590	—	—	11,590
Interest rate swap	—	1,589	—	1,589
Total Assets	$11,616	$1,589	$—	$13,205

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

Our Revolving Credit Facility, Real Estate Facility and one equipment note consist of variable rate borrowings. We categorize borrowings under these credit agreements as Level 2 in the fair value hierarchy. The carrying value of these borrowings approximate fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

For our Equipment Financing with fixed rates and CTL, the fair values are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We categorize borrowings under this credit agreement as Level 2 in the fair value hierarchy. The carrying values and estimated fair values of these promissory notes at December 31, 2025 is summarized as follows:

	2025
	Carrying Value	Estimated Fair Value
Equipment promissory notes	$272,726	$274,363
CTL promissory note	$193,324	$193,792

We have not elected the fair value option for any of our financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

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

We also purchase other services from our affiliates. Following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the years ended December 31 (in thousands):

	2025	2024	2023
Insurance	$96,500	$85,388	$76,926
Real estate rent and related costs	17,938	19,674	13,649
Administrative support services	6,898	7,890	6,377
Truck fuel, maintenance and other operating costs	9,060	13,748	9,221
Contracted transportation services	18	147	316
Total	$130,414	$126,847	$106,489

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

We purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an insurance company controlled by our controlling stockholder. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At December 31, 2025 and 2024, there were $18.0 million and $19.5 million, respectively, included in each of these accounts for insured claims with an affiliate.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At December 31, 2025 and 2024, amounts due to affiliates were $17.2 million and $23.3 million, respectively.

In 2025, we contracted with an affiliate to provide real property improvements for us totaling $4.4 million. There were no such purchases made during 2024.

In 2024, we purchased trailers from an affiliate totaling $4.5 million. There were no such purchases made during 2025.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

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

	2025	2024	2023
Contracted transportation services	$1,973	$1,737	$5,087
Facilities and related support	936	2,383	1,595
Total	$2,909	$4,120	$6,682

At December 31, 2025 and 2024, amounts due from affiliates were $1.0 million and $1.3 million, respectively.

In 2025, we sold used trailers to an affiliate for $0.4 million. There were no such sales made during 2024.

In 2024, we sold an inactive Mexican subsidiary to an affiliate for approximately $0.1 million. The selling price approximated the book value of the net assets sold, and as such, no gain or loss was recorded.

(12)
Income Taxes

A summary of income related to U.S. and non-U.S. operations are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operations
U.S. Domestic	$(100,157)	$170,903	$120,281
Foreign	145	2,839	4,018
Total pre-tax income	$(100,012)	$173,742	$124,299

The provision (benefit) for income taxes attributable to income from continuing operations for the years ended December 31 consists of the following (in thousands):

	2025	2024	2023
Current:
U.S. Federal	$19,991	$8,585	$15,603
State	6,640	4,820	5,349
Foreign	324	45	26
Total current	26,955	13,450	20,978
Deferred:
U.S. Federal	(18,600)	28,107	9,612
State	(7,731)	1,382	639
Foreign	(763)	896	169
Total deferred	(27,094)	30,385	10,420
Total	$(139)	$43,835	$31,398

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

(12)
Income Taxes—continued

Income tax expense (benefit) attributable to income from continuing operations differs from the federal statutory rates for each of the years ended December 31 as follows (in thousands, except percentages):

	2025		2024		2023
	$	%	$	%	$	%
U.S. Federal statutory rate	$(21,003)	21%	$36,486	21%	$26,103	21%
Nontaxable or nondeductible items
Nondeductible goodwill impairment	21,239	-21%	—	0%	—	0%
Other	(163)	0%	579	0%	569	0%
State and local, net of federal benefit (1)	54	0%	6,520	4%	4,809	4%
Foreign
Statutory rate difference between Mexico and US	(184)	0%	234	0%	188	0%
Statutory rate difference between Canada and US	56	0%	35	0%	77	0%
Changes in Canadian valuation allowance	(289)	0%	(31)	0%	(402)	0%
Other foreign	151	0%	12	0%	54	0%
Effective tax rate	$(139)	0%	$43,835	25%	$31,398	25%

(1) For each of the years ended December 31, 2025, 2024 and 2023, the majority of state tax expense was paid in Alabama, California, Georgia, Illinois, Michigan, Pennsylvania, and Tennessee.

Income taxes paid during the years ended December 31 are as follows (in thousands):

	2025	2024	2023
Federal	$13,250	$9,250	$15,900
State
Alabama	459	358	596
California	174	645	1,010
Georgia	622	479	636
Illinois	383	470	408
Michigan	634	611	1,047
Pennsylvania	863	592	1,024
Tennessee	608	373	533
Other state jurisdictions	1,873	3,357	4,204
Foreign
Mexico	1,567	2,430	—
Other foreign jurisdictions	33	25	54
Total	$20,466	$18,590	$25,412

The changes in our gross unrecognized tax benefits during the years ended December 31 are as follows (in thousands):

	2025	2024	2023
Unrecognized tax benefit – beginning of year	$227	$278	$257
Increases related to current year tax positions	25	13	36
Decreases related to prior year tax positions	(25)	(64)	(15)
Unrecognized tax benefit – end of year	$227	$227	$278

As of December 31, 2025, the total amount of unrecognized tax benefit representing uncertainty in certain tax positions was $0.2 million. These uncertain tax positions are based on recognition thresholds and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. Any prospective adjustments to our accrual for uncertain tax positions will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. At December 31, 2025, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within 12 months. As of December 31, 2025, the amount for both accrued interest and penalties was zero.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

(12)
Income Taxes—continued

Deferred income tax assets and liabilities at December 31 consist of the following (in thousands):

	2025	2024
Domestic deferred tax assets:
Allowance for credit losses	$1,300	$1,970
Other assets	1,305	5,304
Accrued expenses	6,297	6,756
Total domestic deferred tax assets	$8,902	$14,030
Domestic deferred tax liabilities:
Prepaid expenses	$2,414	$1,987
Marketable securities	1,336	901
Intangible assets	5,025	13,112
Property and equipment	82,525	107,042
Total domestic deferred tax liabilities	$91,300	$123,042
Net domestic deferred tax liabilities	$82,398	$109,012
Foreign deferred tax assets
Reserves	$442	$329
Net operating losses	1,604	1,304
Valuation allowance - foreign	(954)	(1,304)
Total foreign deferred tax asset	$1,092	$329
Net deferred tax liability	$81,306	$108,683

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

As of December 31, 2025, we had foreign net operating loss carryforward associated with our Mexican subsidiary with a tax effect of $0.6 million. The net operating loss carryforward will expire in 2035. Although realization is not assured, the Company has concluded that it is more likely than not that the deferred tax asset will be full realized and as such no valuation allowance has been provided. As of December 31, 2024, there was no such net operating loss carryforward associated with our Mexican subsidiary. At December 31, 2025 and 2024, we had foreign net operating loss carryforwards associated with our Canadian and German subsidiaries with a tax effect of $1.1 million and $1.2 million, respectively. Based on the anticipated earnings projections, management had previously recorded a full valuation allowance for the deferred tax assets associated with these entities.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

(13)
Leases

As of December 31, 2025, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. Our incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, we use uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate.

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of December 31, 2025, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes our lease costs for the years ended December 31, 2025 and 2024, and related information (in thousands):

	December 31, 2025
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$16,420	$22,523	$38,943
Short-term lease cost	528	11,411	11,939
Variable lease cost	722	4,090	4,812
Total lease cost	$17,670	$38,024	$55,694

	December 31, 2024
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$9,972	$26,101	$36,073
Short-term lease cost	512	12,031	12,543
Variable lease cost	917	4,364	5,281
Total lease cost	$11,401	$42,496	$53,897

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

(13)
Leases—continued

The following table summarizes other lease related information as of and for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$15,414	$23,776	$39,190
Right-of-use asset change due to lease termination	$—	$(6,929)	$(6,929)
Right-of-use assets obtained in exchange for new operating lease liabilities	$120,433	$9,197	$129,630
Weighted-average remaining lease term (in years)	8.2	2.6	6.9
Weighted-average discount rate	11.3%	6.6%	10.5%

	December 31, 2024
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$10,025	$26,904	$36,929
Right-of-use asset change due to lease termination	$—	$(109)	$(109)
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,916	$16,184	$20,100
Right-of-use assets obtained due to acquisition of business	$—	$432	$432
Weighted-average remaining lease term (in years)	3.8	2.9	3.1
Weighted-average discount rate	7.9%	6.0%	6.5%

Future minimum lease payments under these operating leases as of December 31, 2025, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2026	$24,559	$20,556	$45,115
2027	23,573	13,481	37,054
2028	24,140	6,162	30,302
2029	24,241	3,442	27,683
2030	24,782	465	25,247
Thereafter	91,186	—	91,186
Total required lease payments	$212,481	$44,106	$256,587
Less amounts representing interest			(82,786)
Present value of lease liabilities			$173,801

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

(14)
Retirement Plans

We offer 401(k) defined contribution plans to our employees. The plans are administered by a company controlled by our principal stockholder and include different matching provisions typically ranging from zero to $2,080 per participant annually depending on which subsidiary or affiliate is involved. Certain of these plans also include a discretionary matching provision as determined by the Company. We also participate in certain defined contribution plans for covered employees. The total expense for contributions for retirement plans, including plans related to collective bargaining agreements, was $3.4 million, $2.3 million and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

In connection with a collective bargaining agreement that covered 13 Canadian employees at December 31, 2025, we are required to make defined contributions into the Canada Wide Industrial Pension Plan. At December 31, 2025, 2024 and 2023, the required contributions totaled approximately $14,000, $7,000 and $58,000, respectively.

In connection with a collective bargaining agreement, we are also required to make defined contributions for certain employees into the Western Conference of Teamsters Pension Trust Fund (“WCTPT”). As of December 31, 2025, 751 employees are covered under the plan. For the years ended December 31, 2025 and 2024, WCTPT plan contributions totaled approximately $1.9 million and $0.9 million, respectively. As an employer sponsor of this plan we may be subject to withdraw liability from time to time. No withdraw liability exists at December 31, 2025.

(15)
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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

(15)
Stock Based Compensation—continued

A grantee’s vesting of restricted stock awards may be accelerated under certain conditions, including retirement.

The following table summarizes the status of our non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	85,538	$24.49
Granted	28,901	$28.88
Vested	(16,383)	$27.92
Forfeited	—	$—
Balance at December 31, 2025	98,056	$25.21

The total grant date fair value of vested shares recognized as compensation cost was $0.5 million, $0.8 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Included in compensation cost during each of the years ended December 31, 2025, 2024 and 2023 was approximately $0.1 million recognized as a result of the grants of stock to non-employee directors. As of December 31, 2025, there was approximately $2.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, we expect to recognize stock-based compensation expense of $1.0 million in 2026, $0.8 million in 2027, $0.5 million in 2028 and $0.2 million in 2029.

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

At December 31, 2025, approximately 37% of our employees are subject to collective bargaining agreements that are renegotiated periodically, 25% of which are subject to contracts that expire in 2026.

At December 31, 2025, our firm commitments, including for the purchase of equipment and on-going real estate projects, totaled $24.1 million.

(17)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the years ended December 31, 2025, 2024 and 2023, there were 11,583, 33,007 and 23,821 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

In the year ended December 31, 2025 and 2023, 98,056 and 34,045 shares, respectively, were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. No such shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2024.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

(18)
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

The following tables summarize information about our reportable segments for the fiscal years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$1,049,484	$257,017	$251,422	$474	$1,558,397

Operating expenses:
Purchased transportation and equipment rent	8,571	106,803	183,315	11,746	310,435
Direct personnel and related benefits	610,034	67,929	7,573	4	685,540
Operating supplies and expenses	162,162	41,761	13,031	(11,590)	205,364
Commission expense	23	2,671	14,406	—	17,100
Occupancy expense	30,995	21,189	209	(3,002)	49,391
Depreciation and amortization	88,500	25,977	9,766	22,004	146,247
Other segment expenses (3)	66,673	152,742	9,192	(19,940)	208,667
Total operating expenses	966,958	419,072	237,492	(778)	1,622,744
Income (loss) from operations	$82,526	$(162,055)	$13,930	$1,252	$(64,347)

(1) Eliminated intersegment revenues in the contract logistics, intermodal and trucking segments were $4.2 million, $0.5 million, and $0.1 million, respectively.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment expenses include general and administrative, insurance and claims, impairments, and other corporate allocations to reportable segments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

December 31, 2025, 2024 and 2023

(18)
Segment Reporting—continued

	2024
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$1,129,658	$308,744	$331,982	$75,651	$1,846,035

Operating expenses:
Purchased transportation and equipment rent	13,024	134,107	251,567	84,250	482,948
Direct personnel and related benefits	497,870	73,557	4,385	7,439	583,251
Operating supplies and expenses	249,090	37,984	12,453	(5,644)	293,883
Commission expense	93	1,889	25,303	—	27,285
Occupancy expense	29,440	17,646	265	(3,142)	44,209
Depreciation and amortization	53,521	32,944	7,146	30,577	124,188
Other segment expenses (3)	67,536	38,358	9,900	(28,635)	87,159
Total operating expenses	910,574	336,485	311,019	84,845	1,642,923
Income (loss) from operations	$219,084	$(27,741)	$20,963	$(9,194)	$203,112

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

	2023
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$829,574	$382,610	$333,211	$116,744	$1,662,139

Operating expenses:
Purchased transportation and equipment rent	14,492	183,808	258,399	114,514	571,213
Direct personnel and related benefits	447,559	80,831	5,104	9,285	542,779
Operating supplies and expenses	124,431	45,427	8,625	(5,839)	172,644
Commission expense	151	2,252	28,967	—	31,370
Occupancy expense	28,530	17,590	185	(2,004)	44,301
Depreciation and amortization	40,483	25,153	2,032	9,368	77,036
Other segment expenses (3)	46,176	25,945	12,641	(7,410)	77,352
Total operating expenses	701,822	381,006	315,953	117,914	1,516,695
Income from operations	$127,752	$1,604	$17,258	$(1,170)	$145,444

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

December 31, 2025, 2024 and 2023

(18)
Segment Reporting—continued

We provide a portfolio of transportation and logistics services to a wide range of customers throughout the United States and in Mexico, Canada and Colombia. Revenues attributed to geographic areas are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$1,495,362	$1,791,204	$1,622,993
Mexico	51,238	49,275	30,462
Canada	10,638	3,377	5,846
Colombia	1,159	2,179	2,838
Total	$1,558,397	$1,846,035	$1,662,139

Net long-lived assets by geographic area are presented in the table below (in thousands):

	Year Ended December 31,
	2025	2024
United States	$866,057	$764,497
Mexico	121,167	47,652
Canada	872	3,196
Colombia	761	1,024
Total	$988,857	$816,369

(19)
Subsequent Events

On March 13, 2026, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to stockholders of record at the close of business on March 23, 2026 and is expected to be paid on April 3, 2026. Declaration of future cash dividends is subject to final determination by the Board each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

During the first quarter of 2026, the Company identified certain triggering events related to a component of the contract logistics reporting segment. In accordance with ASC 350 Intangibles—Goodwill and Other and ASC 360 Property, Plant, and Equipment, the Company is required to evaluate certain indefinite and long lived tangible and intangible assets for impairment. The Company is currently conducting its evaluation.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025 was carried out under the supervision and with the participation of management, including our principal executive officer and principal financial officer.

Based on this evaluation, and as a result of the material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

Notwithstanding the material weakness described below, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weakness described below.

Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in its report included herein.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, management identified a material weakness related to deficiencies in the Company’s controls over financial reporting and financial statement preparation, including insufficient personnel with appropriate technical accounting expertise and ineffective controls over the identification, review and approval of complex accounting transactions and financial statement disclosures related to changes within our business.

As a result of this material weakness, there was a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis.

Remediation Efforts

Management is actively engaged in remediation efforts to address the material weakness.

During 2025 and continuing into 2026, the Company has taken and is continuing to take the following actions:

•
enhancing its technical accounting resources through hiring and training initiatives;
•
increasing its use of external technical accounting and valuation specialists;
•
implementing additional review procedures over the preparation and review of goodwill impairment analyses, including enhanced controls over the identification and validation of reporting unit carrying values and significant assumptions;
•
strengthening management review controls over financial statement preparation and complex accounting matters; and
•
implementing additional formalized internal control procedures and documentation requirements.

These remediation efforts are ongoing and have not yet been completed. The material weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management is committed to remediating the material weakness as soon as practicable; however, there can be no assurance that these remediation efforts will be successful or that additional deficiencies will not be identified in the future.

Changes in Internal Control Over Financial Reporting

In connection with the identification of the material weakness, management has begun implementing remediation measures as described above.

Other than these remediation activities, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Universal Logistics Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Universal Logistics Holdings, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management identified a material weakness related to deficiencies in the Company’s controls over financial reporting and financial statement preparation, including insufficient personnel with appropriate technical accounting expertise and ineffective controls over the identification, review and approval of complex accounting transactions and financial statement disclosures related to changes within the Company’s business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 16, 2026 which expressed an unqualified opinion on those financial statements.

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

Other Information

We do not express an opinion or any other form of assurance on the Company’s remediation efforts.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 16, 2026

ITEM 9B: OTHER INFORMATION

Trading Arrangements

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, nor any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item, with the exception of the Code of Business Conduct and Ethics (“Code of Business Conduct”) discussed below, is incorporated herein by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, in connection with the solicitation of proxies for the Company’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”).

Controlled Company Status

As described in Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock,” the Company is a “controlled company” within the meaning of the corporate governance standards of The NASDAQ Global Market. As a result, the Company is eligible to, and may elect to, rely on certain exemptions from NASDAQ corporate governance requirements, including requirements relating to the composition of the Board of Directors and certain Board committees.

Although the Company currently maintains corporate governance practices that it believes are appropriate considering its ownership structure, business, and operations, its status as a controlled company may result in governance practices that differ from those of companies that are not controlled companies. Accordingly, investors should carefully review the discussion of risks related to our controlled company status set forth in Item 1A of this Annual Report on Form 10-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, all other officers, employees, and members of our Board of Directors. The Code of Business Conduct is available on our website at www.universallogistics.com under the “Investor Relations” section. We will provide a copy of the Code of Business Conduct, free of charge, to any stockholder who submits a written request to our Secretary. We intend to disclose any amendment to, or waiver of, any provision of the Code of Business Conduct applicable to our principal executive officer, principal financial officer, or principal accounting officer, if any, on our website within four business days following such amendment or waiver.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement.

The following table presents information as of December 31, 2025, about equity compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	98,056	$—	(1)	719,554
Equity compensation plans not approved by security holders	—	$—		—
Total	98,056	$—	(1)	719,554

(1) Reflects shares subject to restricted stock awards and restricted stock unit awards, which do not have an exercise price. As of December 31, 2025, the Company had no outstanding stock options or other equity awards requiring the payment of an exercise price, except as otherwise disclosed in the 2026 Proxy Statement.

The remaining information required by this Item is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement.

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

10.4+	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 25, 2024)

10.5+	Form of Non-Statutory Stock Option Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 25, 2024)

10.6+	Form of Restricted Stock Award Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 25, 2024)

10.7

Credit Agreement dated as of April 29, 2022 among UTSI Finance, Inc., UTS Realty, LLC, the lenders party thereto, and Fifth Third Bank, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2022)

Exhibit No.	Description
10.8

Confirmation of Transaction, dated April 29, 2022, between Fifth Third Bank, N.A. and UTSI Finance, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2022)

10.9

Third Amendment Agreement dated October 1, 2025 among Universal Management Services, Inc., certain of its affiliates identified therein as Borrowers, KeyBank National Association, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2025)

10.10+	Employment Agreement between the Registrant and Tim Phillips (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2020)

10.11*

Form of Amended and Restated Indemnification Agreement between the Registrant and each of its directors and executive officers with reporting obligations under Section 16 of the Securities Exchange Act of 1934

10.12

Composite Sublease Agreement dated August 12, 2024 between Universal Development of Tennessee, LLC and Ford Motor Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2024)

10.13

Limited Indemnity Agreement dated August 12, 2024 between Universal Logistics Holdings, Inc. and Ford Motor Company (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 13, 2024)

10.14

Note Purchase Agreement dated October 22, 2025 between UDOT CTL-Funding, LLC and Wilmington Trust, National Association, as Trustee of the Ford (Stanton, TN) Lease-Backed Pass-Through Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2025)

10.15

Indemnity and Guaranty Agreement dated October 22, 2025 by Universal Logistics Holdings, Inc. and UDOT-CTL-Fund, LLC for Wilmington Trust, National Association, as Trustee of the Ford (Stanton, TN) Lease-Backed Pass-Through Trust (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 27, 2025)

19.1*	Securities Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm

24*	Powers of Attorney (see signature page)

31.1*	Chief Executive Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL.

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

Date: March 16, 2026

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

Signatures	Title	Date

/s/ Tim Phillips	Chief Executive Officer	March 16, 2026
Tim Phillips	(Principal Executive Officer)
/s/ Jude Beres	Chief Financial Officer and Treasurer	March 16, 2026
Jude Beres	(Principal Financial and Accounting Officer)
/s/ Matthew T. Moroun	Chairman of the Board	March 16, 2026
Matthew T. Moroun
/s/ Matthew J. Moroun	Director	March 16, 2026
Matthew J. Moroun
/s/ Grant Belanger	Director	March 16, 2026
Grant Belanger
/s/ Frederick P. Calderone	Director	March 16, 2026
Frederick P. Calderone
/s/ Clarence W. Gooden	Director	March 16, 2026
Clarence W. Gooden
/s/ Marcus D. Hudson	Director	March 16, 2026
Marcus D. Hudson
/s/ Michael A. Regan	Director	March 16, 2026
Michael A. Regan
/s/ Richard P. Urban	Director	March 16, 2026
Richard P. Urban
/s/ H.E. “Scott” Wolfe	Director	March 16, 2026
H. E. “Scott” Wolfe