Form 10-Q
period 2026-04-04
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2026-05-14
CIK 1308208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 4, 2026, was 26,369,691.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	April 4, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$17,922	$26,846
Marketable securities	—	10,351
Accounts receivable – net of allowance for credit losses of $3,890 and $3,908, respectively	257,405	261,337
Contract receivable	29,026	29,026
Other receivables	27,488	28,440
Prepaid expenses and other	26,735	25,811
Due from affiliates	647	1,031
Total current assets	359,223	382,842
Property and equipment – net of accumulated depreciation of $488,559 and $467,488, respectively	796,109	819,495
Operating lease right-of-use asset	176,541	169,362
Goodwill	105,618	105,618
Intangible assets – net of accumulated amortization of $83,142 and $80,304, respectively	105,774	108,613
Contract receivable, net of current portion	177,922	182,580
Deferred income taxes	1,092	1,092
Other assets	1,969	2,386
Total assets	$1,724,248	$1,771,988
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,986	$61,053
Current portion of long-term debt	115,975	114,850
Current portion of operating lease liabilities	30,557	29,376
Accrued expenses and other current liabilities	58,184	59,475
Insurance and claims	29,161	28,130
Due to affiliates	24,850	17,160
Income taxes payable	6,884	8,050
Total current liabilities	317,597	318,094
Long-term liabilities:
Long-term debt, net of current portion	634,326	682,721
Operating lease liabilities, net of current portion	149,793	144,425
Deferred income taxes	82,410	82,398
Other long-term liabilities	1,535	3,995
Total long-term liabilities	868,064	913,539
Stockholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 26,375,770 and 26,336,137 shares issued; 26,369,691 and 26,330,058 shares outstanding, respectively	26,376	26,336
Paid-in capital	6,371	5,457
Treasury stock, at cost; 6,079 shares	(192)	(192)
Retained earnings	505,807	512,088
Accumulated other comprehensive (loss):
Interest rate swaps, net of income taxes of $114 and $96, respectively	356	245
Foreign currency translation adjustments	(131)	(3,579)
Total stockholders’ equity	538,587	540,355
Total liabilities and stockholders’ equity	$1,724,248	$1,771,988

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Operating revenues:
Truckload services	$33,977	$37,778
Brokerage services	16,753	20,265
Intermodal services	47,312	68,455
Dedicated services	84,118	85,007
Value-added services	185,415	170,885
Total operating revenues	367,575	382,390
Operating expenses:
Purchased transportation and equipment rent	60,678	79,743
Direct personnel and related benefits	176,203	164,501
Operating supplies and expenses	48,327	51,312
Commission expense	4,186	4,255
Occupancy expense	15,559	11,253
General and administrative	14,604	13,193
Insurance and claims	7,598	6,965
Depreciation and amortization	35,643	35,488
Total operating expenses	362,798	366,710
Income from operations	4,777	15,680
Interest income	2,623	2,928
Interest expense	(12,329)	(11,152)
Other non-operating income	295	578
(Loss) income before income taxes	(4,634)	8,034
Income tax (benefit) expense	(1,123)	2,020
Net (loss) income	$(3,511)	$6,014
Earnings per common share:
Basic	$(0.13)	$0.23
Diluted	$(0.13)	$0.23
Weighted average number of common shares outstanding:
Basic	26,353	26,320
Diluted	26,353	26,346
Dividends declared per common share	$0.105	$0.105

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Net (loss) income	$(3,511)	$6,014
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of income taxes of $17 and $(158), respectively	111	(419)
Foreign currency translation adjustments	3,448	(3,837)
Total other comprehensive income (loss)	3,559	(4,256)
Total comprehensive income	$48	$1,758

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Cash flows from operating activities:
Net (loss) income	$(3,511)	$6,014
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,643	35,488
Noncash lease expense	7,205	7,924
Gain on marketable equity securities	(286)	(537)
(Gain) loss on disposal of property and equipment	(465)	16
Amortization of debt issuance costs	312	241
Stock-based compensation	954	385
Provision for credit losses	32	(256)
Deferred income taxes	13	(2,400)
Change in assets and liabilities:
Trade and other accounts receivable	2,677	35,505
Contract receivable, prepaid expenses and other assets	4,678	(5,522)
Principal reduction in operating lease liabilities	(12,428)	(8,251)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	(7,036)	18,061
Due to/from affiliates, net	8,074	1,227
Other long-term liabilities	(2,460)	(3,587)
Net cash provided by operating activities	33,402	84,308
Cash flows from investing activities:
Capital expenditures	(9,569)	(52,573)
Proceeds from the sale of property and equipment	910	940
Proceeds from the sale of marketable securities	10,637	138
Net cash provided by (used in) investing activities	1,978	(51,495)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	107,914	129,844
Repayments of debt - revolving debt	(111,416)	(115,301)
Proceeds from borrowing - term debt	3,275	5,284
Repayments of debt - term debt	(47,355)	(42,420)
Dividends paid	(2,770)	(2,764)
Net cash used in financing activities	(50,352)	(25,357)
Effect of exchange rate changes on cash and cash equivalents	6,048	(6,205)
Net (decrease) increase in cash	(8,924)	1,251
Cash and cash equivalents – beginning of period	26,846	19,351
Cash and cash equivalents – end of period	$17,922	$20,602
Supplemental cash flow information:
Cash paid for interest	$12,596	$8,978
Cash paid for income taxes	$517	$541
Non-cash operating and financing activities:
During the thirteen-week period ended March 29, 2025, the Company had non-cash activities resulting from the $2.8 million of declared dividends that were unpaid as of the end of the period.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2024	$26,320	$5,016	$(107)	$623,018	$(7,224)	$647,023
Net income	—	—	—	6,014	—	6,014
Comprehensive loss	—	—	—	—	(4,256)	(4,256)
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	13	372	—	—	—	385
Balances – March 29, 2025	$26,333	$5,388	$(107)	$626,268	$(11,480)	$646,402

Balances – December 31, 2025	$26,336	$5,457	$(192)	$512,088	$(3,334)	$540,355
Net loss	—	—	—	(3,511)	—	(3,511)
Comprehensive income	—	—	—	—	3,559	3,559
Dividends ($0.105 per share)	—	—	—	(2,770)	—	(2,770)
Stock based compensation	40	914	—	—	—	954
Balances – April 4, 2026	$26,376	$6,371	$(192)	$505,807	$225	$538,587

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)
Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. and its wholly owned subsidiaries (“Universal”) have been prepared by the Company’s management. In these notes, the terms “us,” “we,” “our,” or the “Company” refer to Universal and its consolidated subsidiaries. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2025 and 2024 and for each of the years in the three-year period ended December 31, 2025 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates, and operating results for the thirteen weeks ended April 4, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks. There were no material changes in significant accounting policies from those described in the Form 10-K, other than as otherwise disclosed in these notes to unaudited consolidated financial statements.

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended April 4, 2026. These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or stockholders’ equity as previously reported.

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

Current Economic Conditions

The Company makes estimates and assumptions that affect reported amounts and disclosures included in its financial statements and accompanying notes and assesses certain accounting matters that require consideration of forecasted financial information. The Company's assumptions about future conditions important to these estimates and assumptions are subject to uncertainty, including softness in freight demand, continuing weakness in certain industrial and automotive end markets, labor availability and wage pressures, elevated interest rates and borrowing costs, and volatility in fuel, insurance, equipment and maintenance costs These factors may adversely affect customer demand, operating margins, capital expenditures, asset utilization, liquidity and the valuation of certain long-lived assets. Actual results could differ materially from the Company’s estimates and assumptions.

(2)
Recent Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update provides a practical expedient that permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets when estimating expected credit losses. The Company adopted ASU 2025‑05 effective January 1, 2026 and elected the practical expedient. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. In addition, the ASU requires disclosure of the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses, among other disclosure requirements. This ASU is effective for annual periods beginning in 2027, and for interim periods beginning January 1, 2028. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures. Since the impact is expected to be limited to expanded disclosures, management does not expect the standard to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(3)
Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company generates revenue primarily from truckload, brokerage, intermodal, dedicated, and value-added logistics services, which are reported separately in the Consolidated Statements of Income.

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

During each of the thirteen week periods ended April 4, 2026 and March 29, 2025, two original equipment manufacturers in the automotive industry accounted for approximately 31% of our total operating revenues.

In 2024, the Company completed a specialty project development arrangement for a customer that was accounted for as a single performance obligation. The Company has a related contract receivable with amounts payable in 120 equal monthly installments, including interest. During the thirteen-week periods ended April 4, 2026 and March 29, 2025, the Company recorded interest income of $2.6 million and $2.9 million, respectively. As of April 4, 2026, the remaining impact of this arrangement relates primarily to the collection of the related contract receivable and associated interest income.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(4)
Marketable Securities

During the first quarter of 2026, the Company sold its remaining marketable securities portfolio. Historically, marketable equity securities were carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities was determined based on quoted market prices in active markets, as described in Note 9.

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	April 4, 2026	December 31, 2025
Fair value	$—	$10,351
Cost basis	—	5,335
Unrealized gain	$—	$5,016

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	April 4, 2026	December 31, 2025
Gross unrealized gains	$—	$5,259
Gross unrealized losses	—	(243)
Net unrealized gains	$—	$5,016

The following table sets forth the Company's net realized gains (losses) on marketable securities (in thousands):

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Realized gain
Sale proceeds	$10,637	$138
Basis of securities sold	10,351	119
Realized gain	$286	$19

Realized gain, net of taxes	$217	$14

During the thirteen-week period ended March 29, 2025, the Company recognized a net unrealized pre-tax gain of approximately $518,000 on its marketable equity securities portfolio, which was recorded in other non-operating income.

(5)
Allowance for Credit Losses

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

Following is a summary of the activity in the allowance for credit losses during the thirteen weeks ended April 4, 2026 and March 29, 2025(in thousands):

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Balance at beginning of year	$3,908	$7,806
Provision (reversals) for credit losses	32	(256)
Uncollectible accounts written off	(50)	(1,478)
Balance at end of period	$3,890	$6,072

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

At April 4, 2026 and December 31, 2025, inventory consists of the following (in thousands):

	April 4, 2026	December 31, 2025
Finished goods	$7,651	$8,451
Raw materials and supplies	1,346	1,442
Total	$8,997	$9,893

(7)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	April 4, 2026	December 31, 2025

Accrued payroll	$25,502	$28,587
Accrued payroll taxes	4,844	1,877
Driver escrow liabilities	1,745	2,769
Legal settlements and claims	300	2,900
Commissions, other taxes and other	25,793	23,342
Total	$58,184	$59,475

(8)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at April 4, 2026	April 4, 2026	December 31, 2025
Outstanding Debt:
Revolving Credit Facility (1)	5.51%	$213,878	$217,380
CTL Financing (2)		189,352	193,324
Equipment Financing (3)	2.50% to 7.31%	268,904	286,317
Real Estate Facility (4)	5.78%	82,566	105,260
Unamortized debt issuance costs		(4,399)	(4,710)
		750,301	797,571
Less current portion of long-term debt		115,975	114,850
Total long-term debt, net of current portion		$634,326	$682,721

(1) Our Revolving Credit Facility provides us with a revolving credit commitment of up to $500 million. We may borrow under the Revolving Credit Facility until maturity on September 30, 2027, and this indebtedness bears interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the Company’s leverage ratio. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayments provisions. At April 4, 2026, we were in compliance with all covenants under the facility, and $286.1 million was available for borrowing on the revolver.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Debt – continued

(2) In October 2025, we completed a credit tenant lease (“CTL”) financing transaction by issuing a senior secured promissory note in the principal amount of $195.9 million. We used the net proceeds of the CTL financing to repay existing indebtedness. The note bears interest at a fixed rate of 6.84% per annum and matures on November 15, 2034. The note is secured primarily by our interests under a long-term composite sublease agreement. The CTL debt is generally non-recourse to the Company and its subsidiaries, except for customary limited-recourse obligations under indemnity and guaranty agreements relating to environmental matters, lease-term compliance, and certain representations, warranties, and covenants. At April 4, 2026, we were in compliance with all covenants under the note.

(3) Our Equipment Financing consists of a series of promissory notes issued by wholly owned subsidiaries. The equipment notes are secured by liens on specific titled vehicles and operating equipment. The notes are generally payable in monthly installments over terms of approximately 60 months and bear interest at fixed rates ranging from 2.50% to 7.31%. One equipment note is payable over a 72-month term and bears interest at Term SOFR plus an applicable margin of 2.25%.

(4) Our Real Estate Facility consists of a $165.4 million term loan that matures on April 29, 2032. Obligations under the facility are secured by first-priority mortgages on specified parcels of real estate owned by the Company, including related land, buildings and improvements, together with first-priority assignments of rents and related leases of the loan parties. The credit agreement includes customary affirmative and negative covenants, including financial covenants relating to leverage and fixed charge coverage. Principal and interest are payable monthly based on an annual amortization rate of 10%. The facility bears interest at Term SOFR plus an applicable margin of 2.12%. At April 4, 2026, we were in compliance with all covenants under the facility.

The Company is also party to an interest rate swap agreement that qualifies for hedge accounting. The Company executed the swap agreement to fix a portion of the interest rate on its variable rate debt. Under the swap agreement, the Company receives interest at Term SOFR and pays a fixed rate of 2.88%. The swap agreement has an effective date of April 29, 2022, a maturity date of April 30, 2027, and an amortizing notional amount of $60.8 million. At April 4, 2026, the fair value of the swap agreement was an asset of $0.5 million, which is included in other assets on the Consolidated Balance Sheets. Because the swap agreement qualifies for hedge accounting, changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 9 for additional information pertaining to interest rate swaps.

(9)
Fair Value Measurements and Disclosures

ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows.

•
Level 1 — Quoted prices in active markets for identical assets or liabilities.
•
Level 2 — Observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in inactive markets, and other observable inputs.
•
Level 3 — Unobservable inputs supported by little or no market activity that are significant to the fair value measurement.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)
Fair Value Measurements and Disclosures – continued

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at April 4, 2026 and December 31, 2025 (in thousands):

	April 4, 2026
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Interest rate swap	$—	$470	$—	$470

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$4	$—	$—	$4
Marketable securities	10,351	—	—	10,351
Interest rate swap	—	341	—	341
Total	$10,355	$341	$—	$10,696

The valuation techniques used to measure fair value for the items in the tables above are as follows:

•
Cash equivalents – This category consists primarily of money market funds and is measured at fair value based on quoted prices for identical instruments in active markets.
•
Marketable securities – Marketable securities consisted of common and preferred equity securities actively traded on public exchanges and were measured based on quoted prices in active markets. During the first quarter of 2026, the Company sold its remaining marketable securities portfolio.
•
Interest rate swap – The fair value of the Company’s interest rate swap is determined using discounted cash flow methodologies based on observable market inputs, including forward interest rate curves and credit valuation adjustments for both the Company and the counterparty.

The carrying amount of our receivables, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities.

The Company’s Revolving Credit Facility, Real Estate Facility and one equipment note bear interest at variable rates and are categorized as Level 2 liabilities. The carrying value of these borrowings approximates fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

The fair values of the Company’s fixed-rate equipment promissory notes and CTL financing are estimated using discounted cash flow analyses based on current incremental borrowing rates for similar borrowing arrangements and are categorized as Level 2 liabilities.

The carrying value and estimated fair value of these promissory notes at April 4, 2026 and December 31, 2025 is summarized as follows:

	April 4, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Equipment promissory notes	$255,971	$257,508	$272,726	$274,363
CTL promissory note	$189,352	$187,873	$193,324	$193,792

The Company has not elected the fair value option for any of its financial instruments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)
Leases

As of April 4, 2026, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. Our incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, we use uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate.

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of April 4, 2026, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

The following table summarizes lease costs for the thirteen weeks ended April 4, 2026 and March 29, 2025 (in thousands):

	Thirteen Weeks Ended April 4, 2026
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$7,482	$5,881	$13,363
Short-term lease cost	349	72	421
Variable lease cost	236	1,315	1,551
Total lease cost	$8,067	$7,268	$15,335

	Thirteen Weeks Ended March 29, 2025
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$2,732	$6,578	$9,310
Short-term lease cost	211	3,882	4,093
Variable lease cost	188	1,515	1,703
Total lease cost	$3,131	$11,975	$15,106

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)
Leases – continued

The following table summarizes other lease related information as of and for the thirteen week periods ended April 4, 2026 and March 29, 2025 (in thousands):

	Thirteen Weeks Ended April 4, 2026
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$6,605	$5,792	$12,397
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,478	$3,478
Weighted-average remaining lease term (in years)	8.5	3.2	7.5
Weighted-average discount rate	11.4%	6.2%	10.4%

	Thirteen Weeks Ended March 29, 2025
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$2,748	$6,836	$9,584
Right-of-use assets obtained in exchange for new operating lease liabilities	$30,620	$40	$30,660
Weighted-average remaining lease term (in years)	6.9	2.8	4.7
Weighted-average discount rate	6.6%	6.1%	6.4%

Future minimum lease payments under these operating leases as of April 4, 2026 are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2026 (remaining)	$19,127	$16,785	$35,912
2027	24,329	16,765	41,094
2028	24,927	8,173	33,100
2029	25,058	4,324	29,382
2030	25,632	1,373	27,005
Thereafter	97,418	855	98,273
Total required lease payments	$216,491	$48,275	$264,766
Less amounts representing interest			(84,416)
Present value of lease liabilities			$180,350

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)
Transactions with Affiliates

Matthew T. Moroun is Chair of our Board of Directors and his son, Matthew J. Moroun, is a member of our Board. Certain Moroun family trusts beneficially own a majority of our outstanding shares. Matthew T. Moroun has investment authority over the shares held by such trusts and has the power to appoint and remove the special trustee. Frederick P. Calderone, a member of our Board, serves as special trustee of such trusts and exercises voting authority over the shares. The Moroun family also owns or significantly influences the management and operating policies of other businesses engaged in transportation, insurance, business services and real estate development and management. In the ordinary course of business, we procure from these companies certain supplementary administrative support services, including legal, human resources, tax and IT infrastructure services. The Audit Committee of our Board reviews and approves related-party transactions. The cost of these services is based on the actual or estimated utilization of the specific service.

We also purchase other services from affiliates. The following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the thirteen weeks ended April 4, 2026 and March 29, 2025 (in thousands):

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025

Insurance	$27,380	$23,067
Real estate rent and related costs	8,386	3,886
Administrative support services	2,469	2,001
Truck fuel, maintenance and other operating costs	1,448	1,553
Contracted transportation services	8	1
Total	$39,691	$30,508

We pay the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliates’ trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.

We lease 28 facilities from related parties. Our occupancy is based on either month-to-month or contractual multi-year lease arrangements that are billed and paid monthly. Leasing properties from related parties affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 10, “Leases,” for further information regarding the cost of leased properties.

We also purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an affiliated insurance company. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At April 4, 2026 and December 31, 2025, there were $18.7 million and $18.0 million, respectively, included in each of these accounts for insured claims.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At April 4, 2026 and December 31, 2025, amounts due to affiliates were $24.9 million and $17.2 million, respectively.

During the thirteen weeks ended March 29, 2025, we contracted with an affiliate to provide real property improvements totaling $4.4 million. There were no such purchases made during the thirteen weeks ended April 4, 2026.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)
Transactions with Affiliates – continued

Services provided by Universal to Affiliates

We periodically provide transportation, logistics and facility-related services to companies affiliated with our controlling stockholder in connection with their customer contracts, purchase orders and operational needs. Certain truck fueling and administrative costs are netted against the related affiliate revenues in operating expense.

The following table summarizes services provided to affiliates for the thirteen weeks ended April 4, 2026 and March 29, 2025 (in thousands):

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Contracted transportation services	$607	$118
Facilities and related support	56	643
Total	$663	$761

At April 4, 2026 and December 31, 2025, amounts due from affiliates were $0.7 million and $1.0 million, respectively.

(12)
Stock Based Compensation

The following table summarizes the status of our non-vested shares and related information for the period indicated:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2026	98,056	$25.21
Granted	39,907	$18.92
Vested	(39,633)	$24.07
Forfeited	—	$—
Balance at April 4, 2026	98,330	$23.12

In the thirteen week periods ended April 4, 2026 and March 29, 2025, the total grant date fair value of vested shares recognized as compensation costs was $1.0 million and $0.4 million, respectively. As of April 4, 2026, there was approximately $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the remaining vesting period. As a result, we expect to recognize stock-based compensation expense of $1.0 million in 2027, $0.7 million in 2028, $0.4 million in 2029 and $0.2 million in 2030.

(13)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks ended April 4, 2026 and March 29, 2025, there were zero and 26,221 weighted average non-vested shares of restricted stock, respectively, included in the denominator for the calculation of diluted earnings per share.

In thirteen weeks ended April 4, 2026, 98,330 were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive. No such shares were excluded from the calculation of diluted earnings per share for the thirteen weeks ended March 29, 2025.

(14)
Dividends

On March 13, 2026, our Board of Directors declared the regular quarterly cash dividend of $0.105 per share of common stock, payable to stockholders of record at the close of business on March 23, 2026 and was paid on April 3, 2026. Declaration of future cash dividends is subject to final determination by the Board each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(15)
Income Taxes

Income tax (benefit) expense for the thirteen weeks ended April 4, 2026 and March 29, 2025 was $(1.1) million and $2.0 million representing an effective tax rate of 24.2% and 25.1%, respectively. The effective tax rate is primarily driven by U.S. state income tax partially offset by income/(losses) earned in foreign jurisdictions with a statutory rate different that the United States.

(16)
Segment Reporting

We report our financial results in three reportable segments: contract logistics, intermodal and trucking. These segments are based primarily on the services provided by each segment and reflect the manner in which management evaluates the Company’s operations, including the economic characteristics and applicable aggregation criteria of the underlying businesses.

Our contract logistics segment includes value-added and dedicated transportation services that support inbound logistics to industrial customers and major retailers, generally pursuant to contracts with terms of one year or longer. Our intermodal segment is associated with local and regional drayage moves coordinated by company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers. Our trucking segment is associated with individual freight shipments coordinated by our agents and company-managed terminals using a mix of owner-operators, company equipment and third-party capacity providers. Other non-reportable segments include subsidiaries that provide administrative and support services to other Company subsidiaries.

The Company’s President and Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM evaluates segment performance primarily based on income from operations and reviews segment results against internal budgets, forecasts and prior period performance. The CODM also regularly reviews significant segment expense categories, including purchased transportation and equipment rent, direct personnel and related benefits, operating supplies and expenses, commission expense, occupancy expense, depreciation and amortization, and other segment expenses. Separate balance sheet information is not regularly provided to the CODM.

The following tables summarize financial information about our reportable segments for the thirteen weeks ended April 4, 2026 and March 29, 2025 (in thousands):

	Thirteen Weeks Ended April 4, 2026
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$269,533	$47,854	$50,188	$—	$367,575

Operating expenses:
Purchased transportation and equipment rent	922	17,630	37,899	4,227	60,678
Direct personnel and related benefits	158,964	15,421	1,818	—	176,203
Operating supplies and expenses	39,143	9,488	1,545	(1,849)	48,327
Commission expense	—	670	3,516	—	4,186
Occupancy expense	11,276	5,856	60	(1,633)	15,559
Depreciation and amortization	22,323	5,028	2,882	5,410	35,643
Other segment expenses (3)	19,433	6,876	1,902	(6,009)	22,202
Total operating expenses	252,061	60,969	49,622	146	362,798
Income from operations	$17,472	$(13,115)	$566	$(146)	$4,777

(1) Total operating revenues are presented net of intersegment revenues eliminated in consolidation. Intersegment revenues eliminated in consolidation were $0.5 million in contract logistics, $1.0 million in intermodal and $0.1 million in trucking.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment expenses include general and administrative expense, insurance and claims, and other corporate allocations to reportable segments.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(16)
Segment Reporting – continued

	Thirteen Weeks Ended March 29, 2025
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$255,892	$70,697	$55,582	$219	$382,390

Operating expenses:
Purchased transportation and equipment rent	3,401	32,996	41,044	2,302	79,743
Direct personnel and related benefits	145,021	17,952	1,528	—	164,501
Operating supplies and expenses	41,249	10,037	2,460	(2,434)	51,312
Commission expense	16	583	3,656	—	4,255
Occupancy expense	7,119	4,762	37	(665)	11,253
Depreciation and amortization	20,723	7,223	2,206	5,336	35,488
Other segment expenses (3)	14,504	7,853	2,461	(4,660)	20,158
Total operating expenses	232,033	81,406	53,392	(121)	366,710
Income from operations	$23,859	$(10,709)	$2,190	$340	$15,680

(1) Total operating revenues are presented net of intersegment revenues eliminated in consolidation. Intersegment revenues eliminated in consolidation were $0.1 million in contract logistics, $1.1 million in intermodal and $0.0 million in trucking.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment expenses include general and administrative expense, insurance and claims, and other corporate allocations to reportable segments.

(17)
Commitments and Contingencies

Our principal commitments relate to long-term real estate leases and payment obligations to equipment vendors.

The Company is involved in certain other claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. The Company records accruals for claims within its self-insured retention amounts when losses are probable and reasonably estimable. Based on the facts currently known and, in certain cases, the opinions of outside counsel, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, if the Company experiences claims that are not covered by insurance, exceed policy limits or exceed estimated reserves, it could increase the volatility of earnings and adversely affect the Company’s financial condition, results of operations or cash flows.

At April 4, 2026, approximately 37% of our employees were subject to collective bargaining agreements that are renegotiated periodically, approximately 26% of which are subject to contracts that expire in 2026. While the Company expects to negotiate successor agreements in the ordinary course of business, there can be no assurance that such negotiations will be completed without increased labor costs, work stoppages or other disruptions that could adversely affect the Company’s operations, financial condition or results of operations.

(18)
Subsequent Events

On May 1, 2026, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on July 1, 2026 to stockholders of record at the close of business on June 1, 2026. Declaration of future cash dividends is subject to final determination by the Board each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events, future financial performance, anticipated demand for our services, expected operating results, future capital expenditures, liquidity, financing arrangements, market conditions, business strategies and other matters that are not historical facts. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions.

These forward-looking statements are based on management’s current beliefs, expectations and assumptions regarding future events and are subject to risks, uncertainties and other factors, many of which are beyond our control. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include, among others, changes in freight demand, customer activity levels, automotive and industrial production, labor availability and costs, fuel prices, insurance costs, interest rates, capital expenditures, the availability of qualified owner-operators and drivers, the impact of inflationary pressures, the strength of the U.S. economy, the timing and success of cost reduction initiatives, changes in laws and regulations, cybersecurity risks, supply chain disruptions, and the other risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

Universal Logistics Holdings, Inc. is a holding company whose subsidiaries provide customized transportation and logistics solutions throughout the United States and in Mexico and Canada. On May 1, 2025, we completed a reincorporation from Michigan to Nevada pursuant to a statutory conversion approved by our stockholders. Through our operating subsidiaries, we provide an integrated portfolio of transportation and logistics services designed to support customers throughout their supply chains, including value-added, dedicated, intermodal and trucking services.

Our operating subsidiaries provide a comprehensive suite of transportation and logistics solutions that allow our customers to reduce costs and manage their supply chains more efficiently. We market our services through a direct sales and marketing network focused on large customers in specific industry sectors, through company-managed facilities, and through a contract network of agents who solicit freight business directly from shippers. Our business model is designed to provide flexibility in managing purchased transportation, labor and equipment costs and to allow us to respond quickly to changes in customer demand and shipping volumes.

We generate substantially all of our revenues from fees charged to customers for transportation services and customized logistics solutions. We also derive revenue from fuel surcharges, where separately identifiable, loading and unloading activities, equipment detention, container management, storage and other related services.

Operations in our intermodal and trucking segments are generally associated with individual freight shipments coordinated by our agents and company-managed terminals. In contrast, our contract logistics segment provides value-added services and dedicated transportation solutions to specific customers, generally pursuant to contracts with terms of one year or longer. As a result, our contract logistics segment generally provides greater visibility into volumes and pricing, while our intermodal and trucking segments are more directly affected by spot market conditions, customer shipping patterns and general freight demand. Our segments are also distinguished by the extent to which we dedicate personnel, equipment and other resources to support customer-specific requirements.

During the first quarter of 2026, we continued to operate in a challenging environment in certain parts of our business, particularly in intermodal and certain industrial and automotive end markets. Freight demand remained uneven, customer activity levels remained below historical levels in certain markets, and elevated labor, insurance, equipment, maintenance and borrowing costs continued to pressure margins.

The following discussion of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 and the unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q.

Current Economic Conditions

We continue to operate in an uncertain macroeconomic environment. Freight demand remains uneven across many end markets, particularly in certain industrial, automotive and consumer-related sectors. Production levels and shipping volumes in certain automotive and heavy industrial markets have remained below historical levels, which has negatively affected demand for portions of our contract logistics, intermodal and trucking services.

In addition, we continue to experience elevated costs for labor, employee benefits, insurance, equipment, maintenance, fuel and interest expense. While we seek to mitigate these pressures through pricing initiatives, productivity improvements, cost controls and customer contract renewals, there can be no assurance that such actions will fully offset increased costs or reductions in shipping volumes.

New or increased tariffs on imported goods, trade restrictions, geopolitical instability, supply chain disruptions or other macroeconomic developments could adversely affect shipping volumes, customer demand and overall freight activity. These factors could negatively affect our revenues, profitability, cash flows and financial condition.

Despite these challenges, we believe that cash generated from operations, available cash balances and borrowing capacity under our revolving credit facility and other financing arrangements will be sufficient to fund working capital needs, planned capital expenditures and debt service requirements over the next twelve months. However, our future liquidity, financial condition and results of operations will depend on a number of factors beyond our control, including freight demand, customer shipping patterns, pricing, labor availability, interest rates and broader economic conditions.

Operating Revenues

For financial reporting purposes, we group our services into five primary categories: truckload, brokerage, intermodal, dedicated, and value-added logistics services. Truckload, brokerage and intermodal services are generally associated with individual freight shipments coordinated by our agents and company-managed terminals, while dedicated and value-added services are typically provided pursuant to customer-specific arrangements, generally under contracts with terms of one year or longer.

Truckload includes dry van, flatbed, heavy-haul and refrigerated transportation. Brokerage is provided through third-party transportation providers. Intermodal includes rail-truck, steamship-truck and related drayage support services. Dedicated consists generally of short-run or round-trip transportation services provided to specific customers within defined geographic areas. Value-added services include material handling, sequencing, warehousing, returnable container management, specialty project development and other customer-specific logistics solutions.

The following table sets forth operating revenues from each of these service categories for the thirteen weeks ended April 4, 2026 and March 29, 2025, expressed as a percentage of total operating revenues.

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Operating revenues:
Truckload services	9.2%	9.9%
Brokerage services	4.6	5.3
Intermodal services	12.9	17.9
Dedicated services	22.9	22.2
Value-added services	50.4	44.7
Total operating revenues	100.0%	100.0%

Results of Operations

The following table sets forth selected items derived from our consolidated statements of income for the thirteen weeks ended April 4, 2026 and March 29, 2025, expressed as a percentage of total operating revenues. The period-to-period discussion that follows should be read together with the table and focuses on the primary drivers of changes in revenues, operating expenses and profitability.

During the first quarter of 2026, lower freight demand, softer automotive production and continued cost pressures in labor adversely affected our operating margins.

	Thirteen Weeks Ended
	April 4, 2026		March 29, 2025		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$367,575	100.0%	$382,390	100.0%	(3.9)%
Operating expenses:
Purchased transportation and equipment rent	60,678	16.5	79,743	20.9	(23.9)
Direct personnel and related benefits	176,203	47.9	164,501	43.0	7.1
Operating supplies and expenses	48,327	13.1	51,312	13.4	(5.8)
Commission expense	4,186	1.1	4,255	1.1	(1.6)
Occupancy expense	15,559	4.2	11,253	2.9	38.3
General and administrative	14,604	4.0	13,193	3.5	10.7
Insurance and claims	7,598	2.1	6,965	1.8	9.1
Depreciation and amortization	35,643	9.7	35,488	9.3	0.4
Total operating expenses	362,798	98.7	366,710	95.9	(1.1)
Income from operations	4,777	1.3	15,680	4.1	(69.5)
Interest expense, net	(9,706)	(2.7)	(8,224)	(2.2)	18.0
Other non-operating income	295	0.1	578	0.2	(49.0)
Income (loss) before income taxes	(4,634)	(1.3)	8,034	2.1	(157.7)
Income tax expense (benefit)	(1,123)	(0.3)	2,020	0.5	(155.6)
Net income (loss)	$(3,511)	-1.0%	$6,014	1.6%	(158.4)%

Operating Revenues

Operating revenues decreased by $14.8 million, or 3.9%, to $367.6 million for the thirteen weeks ended April 4, 2026, from $382.4 million for the thirteen weeks ended March 29, 2025. The decrease was primarily attributable to lower freight demand in our intermodal and trucking segments, continued softness in certain industrial and automotive end markets, and lower fuel surcharge revenue. The decrease was partially offset by an increase in our contract logistics segment, primarily driven by an increase in our revenue from value-added programs.

Included in operating revenues for the thirteen weeks ended April 4, 2026, were separately identified fuel surcharges of $18.4 million, compared to $20.9 million in the prior year period.

Purchased Transportation and Equipment Rent

Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and third-party capacity providers. Purchased transportation and equipment rent was $60.7 million for the thirteen weeks ended April 4, 2026, compared to $79.7 million in the prior year period. The decrease was primarily attributable to lower transactional transportation volumes and a decrease in the mix of owner-operators versus employee drivers in certain intermodal operations.

Direct Personnel and Related Benefits

Direct personnel and related benefits expense was $176.2 million for the thirteen weeks ended April 4, 2026, compared to $164.5 million in the prior year period. Trends in direct personnel and related benefits are generally correlated with operating facility requirements, headcount levels and labor utilization in our contract logistics segment, including value-added services and dedicated transportation, as well as the use of employee drivers in certain intermodal operations. The increase in the current year period was primarily attributable to certain new contract logistics programs.

Operating Supplies and Expenses

Operating supplies and expenses include items such as fuel, maintenance, utilities, communications, equipment repairs, cost of materials and other operating costs. Operating supplies and expenses were $48.3 million for the thirteen weeks ended April 4, 2026, compared to $51.3 million in the prior year period. The decrease was primarily attributable to a decrease in maintenance and professional fees.

Commission Expense

Commission expense was $4.2 million for the thirteen weeks ended April 4, 2026, compared to $4.3 million in the prior year period. The change was primarily attributable to decreases in revenue generated through our agent-based trucking operations.

Occupancy Expense

Occupancy expense was $15.6 million for the thirteen weeks ended April 4, 2026, compared to $11.3 million in the prior year period. The change was primarily attributable to additional properties being leased.

General and Administrative Expense

General and administrative expense was $14.6 million for the thirteen weeks ended April 4, 2026, compared to $13.2 million in the prior year period. The change was primarily attributable to increases in salaries, wages and benefits.

Insurance and Claims Expense

Insurance and claims expense was $7.6 million for the thirteen weeks ended April 4, 2026, compared to $7.0 million in the prior year period. The change was primarily attributable to an increase in auto liability insurance premiums and claims expense.

Depreciation and Amortization

Depreciation and amortization expense was $35.6 million for the thirteen weeks ended April 4, 2026, compared to $35.5 million in the prior year period. Depreciation expense increased $2.8 million and amortization expense decreased $2.7 million. The increase in depreciation expense is primarily attributable to incremental fixed asset additions. The decrease in amortization is due to the previous impairment of certain customer-relationship intangible assets in our intermodal segment in the third quarter of 2025.

Interest Expense, Net

Net interest expense was $9.7 million for the thirteen weeks ended April 4, 2026, compared to $8.2 million in the prior year period. The change reflects increases in average borrowings outstanding as well as an increase in average interest rates on our outstanding borrowings. As of April 4, 2026, total outstanding borrowings were approximately $754.7 million, compared to $740.0 million as of March 29, 2025.

Other Non-Operating Income

Other non-operating income was $0.3 million for the thirteen weeks ended April 4, 2026, compared to $0.6 million in the prior year period. The decrease can be attributed to a decrease in dividends and gains on marketable equity securities.

Income Tax (Benefit) Expense

During the thirteen weeks ended April 4, 2026, we had an income tax benefit of $(1.1) million, compared to income tax expense of $2.0 million in the prior year period. The change is primarily attributed to a decrease in pre-tax income. Our effective income tax rate was 24.2% for the thirteen weeks ended April 4, 2026, compared to 25.1% in the prior year period.

Segment Financial Results

We report our financial results in three reportable segments: contract logistics, intermodal and trucking. This presentation reflects the manner in which management evaluates the business, including the economic characteristics and operating performance of each segment. The following tables summarize information about our reportable segments for the thirteen weeks ended April 4, 2026 and March 29, 2025 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Contract logistics	$269,533	$255,892
Intermodal	47,854	70,697
Trucking	50,188	55,582
Other	—	219
Total operating revenues	$367,575	$382,390

	Income from Operations
	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Contract logistics	$17,472	$23,859
Intermodal	(13,115)	(10,709)
Trucking	566	2,190
Other	(146)	340
Total income from operations	$4,777	$15,680

Contract Logistics

Operating revenues in our contract logistics segment were $269.5 million for the thirteen weeks ended April 4, 2026, compared to $255.9 million in the prior year period. The change was primarily attributable to certain new value-added programs and increases in certain existing value-added program volumes. Included in contract logistics segment revenues for the thirteen weeks ended April 4, 2026, were separately identified fuel surcharges from dedicated transportation services of $7.9 million, compared to $8.6 million in the prior year period.

Income from operations in the contract logistics segment was $17.5 million for the thirteen weeks ended April 4, 2026, compared to $23.9 million in the prior year period. Operating margin in the contract logistics segment was 6.5% for the current year period, compared to 9.3% in the prior year period. The change in operating margin was primarily attributable to an increase in labor costs.

Intermodal

Operating revenues in our intermodal segment were $47.9 million for the thirteen weeks ended April 4, 2026, compared to $70.7 million in the prior year period. The change was primarily attributable to decreases in load volumes and average operating revenue per load. Included in intermodal segment revenues for the thirteen weeks ended April 4, 2026, were separately identified fuel surcharges of $5.4 million, compared to $8.2 million in the prior year period. Intermodal segment revenues also included detention, demurrage and storage charges of $7.2 million, compared to $8.1 million in the prior year period.

The loss from operations in the intermodal segment was $(13.1) million for the thirteen weeks ended April 4, 2026, compared to $(10.7) million in the prior year period. Operating margin in the intermodal segment was (27.4)% for the current year period, compared to (15.1)% in the prior year period.

Trucking

Operating revenues in our trucking segment were $50.2 million for the thirteen weeks ended April 4, 2026, compared to $55.6 million in the prior year period. The change was primarily attributable to decreases in load volumes and average operating revenue per load. Included in trucking segment revenues for the thirteen weeks ended April 4, 2026, were brokerage revenues of $16.2 million, compared to $18.0 million in the prior year period, and separately identified fuel surcharges of $3.6 million, compared to $3.5 million in the prior year period.

Income from operations in the trucking segment was $0.6 million for the thirteen weeks ended April 4, 2026, compared to $2.2 million in the prior year period. Operating margin in the trucking segment was 1.1% for the current year period, compared to 3.9% in the prior year period.

Liquidity and Capital Resources

Our primary uses of cash are working capital requirements, capital expenditures, debt service, dividend payments, share repurchases and acquisitions. Working capital requirements are generally driven by customer payment terms, payroll, fuel costs, insurance costs, purchased transportation costs and other operating expenses.

As of April 4, 2026, we had cash and cash equivalents of approximately $17.9 million and approximately $286.1 million of availability under our revolving credit facility. Total outstanding borrowings were approximately $754.7 million, including borrowings under our revolving credit facility, equipment financing arrangements, a term loan facility secured by real estate and approximately $189.4 million of CTL financing.

Although we were in compliance with all financial covenants as of April 4, 2026, our credit agreements require ongoing monitoring of leverage ratios, fixed charge coverage ratios, minimum liquidity levels and other financial covenants. Given the continued pressure on earnings from uneven freight demand, elevated interest rates and higher labor, insurance and maintenance costs, we continue to actively monitor covenant compliance, liquidity and borrowing capacity.

We believe that cash generated from operations, together with available borrowings under our revolving credit facility and other financing arrangements, will be sufficient to fund our working capital needs, planned capital expenditures, debt service obligations and dividend payments for at least the next twelve months.

Capital Expenditures

Capital expenditures were $9.6 million for the thirteen weeks ended April 4, 2026. Capital expenditures primarily consisted of investments in transportation equipment, terminal facilities and expenditures in support of value-added programs.

For the remainder of 2026, we currently expect capital expenditures to be approximately $75.0 million. Actual spending may vary based on customer demand, equipment availability, pricing, timing of value-added opportunities, market conditions and liquidity considerations.

Discussion of Cash Flows

Net cash provided by operating activities was $33.4 million for the thirteen weeks ended April 4, 2026. Net cash provided by investing activities was $2.0 million and primarily reflected the proceeds from the sales of marketable securities and equipment, which was partially offset by capital expenditures. Net cash used in financing activities was $50.4 million and primarily reflected net borrowings, equipment financing activity, dividend payments and other financing transactions.

Off-Balance Sheet Arrangements

As of April 4, 2026, we had no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

A summary of our critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies during the thirteen weeks ended April 4, 2026.

Seasonality

Our value-added logistics services experience seasonal demand patterns driven by automotive production schedules, customer shutdown periods and model changeovers. Transportation services are also affected by weather patterns, holiday shipping schedules and changes in customer production levels.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk during the thirteen weeks ended April 4, 2026. The Company remains exposed to market risk associated with changes in interest rates, fuel prices, insurance costs and foreign currency exchange rates. For additional information regarding the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 4, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As previously disclosed in Part II, Item 9A, “Controls and Procedures,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified a material weakness in the Company’s internal control over financial reporting related to deficiencies in controls over complex accounting analyses and estimates, including goodwill impairment analyses, the review of reporting unit carrying values and significant assumptions used in valuation models, and the availability of sufficient technical accounting resources to address significant non-routine transactions and related financial statement disclosures.

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 4, 2026.

The material weakness resulted in a material misstatement of the Company’s previously issued interim financial statements for the period ended September 27, 2025. The Company corrected that misstatement by filing Amendment No. 1 to its Quarterly Report on Form 10-Q/A on March 9, 2026. Management has concluded that the material weakness did not result in a material misstatement of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q; however, until remediated, the material weakness could result in a material misstatement of the Company’s annual or interim financial statements that may not be prevented or detected in a timely manner.

Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Remediation Activities

Management, with oversight from the Audit Committee of the Board of Directors, continues to implement measures designed to remediate the material weakness described above. During the quarter ended April 4, 2026, the Company continued to enhance its internal control environment through the following actions:

•
Expanding internal accounting and financial reporting resources, including personnel with technical accounting expertise;
•
increasing the use of third-party technical accounting, tax, valuation and internal control specialists, as appropriate;
•
enhancing quarterly review controls over goodwill impairment analyses, reporting unit carrying values and significant assumptions used in valuation models;
•
formalizing documentation standards and review procedures for significant estimates, judgments and non-routine transactions;
•
strengthening controls over the review and approval of journal entries, account reconciliations, financial statement preparation and SEC disclosures;
•
implementing additional controls designed to validate deferred tax balances, reporting unit carrying values and other inputs used in impairment testing; and
•
enhancing Audit Committee oversight over complex accounting matters, remediation activities and internal control progress.

The Company is also in the process of further enhancing its internal control framework and documentation procedures in connection with the continued engagement of external internal control consultants. Although management believes these remediation activities will strengthen the Company’s internal control over financial reporting, the material weakness will not be considered remediated until the applicable controls have been fully implemented, have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the remediation measures described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended April 4, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 17 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended April 4, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Designation	Description	Method of Filing

Exhibit 3.1	Articles of Incorporation, dated April 25, 2025	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 2, 2025 (a)

Exhibit 3.2	Bylaws.	Filed as Exhibit 3.2 to our Current Report on Form 8-K filed May 2, 2025. (a)

Exhibit 4.1	Second Amended and Restated Registration Rights Agreement, dated July 28, 2021.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed July 29, 2021. (a)

Exhibit 4.2	Joinder to Registration Rights Agreement dated August 1, 2023.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed August 3, 2023. (a)

Exhibit 10.1	Employment Agreement, dated April 29, 2026, between Universal Management Services, Inc. and Michael H. Rogers.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed May 1, 2026. (a)

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO and CFO	Furnished with this Report.

Exhibit 101.INS	IInteractive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(b)

Exhibit 101.SCH	Inline XBRL Schema Document.	(b)

Exhibit 101.CAL	Inline XBRL Calculation Linkbase Document.	(b)

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	(b)

Exhibit 101.LAB	Inline XBRL Labels Linkbase Document.	(b)

Exhibit 101.PRE	Inline XBRL Presentation Linkbase Document.	(b)

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	(b)

(a) Incorporated by reference as an exhibit to this Report (file number reference 0-51142, unless otherwise indicated).

(b) Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Logistics Holdings, Inc.
(Registrant)

Date: May 14, 2026	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: May 14, 2026	By:	/s/ Jude Beres
Jude Beres Chief Financial Officer