Form 10-Q
period 2026-07-04
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2026-08-13
CIK 1308208

ju

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2026

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 7, 2026, was 26,367,805.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	July 4, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$20,311	$26,846
Marketable securities	—	10,351
Accounts receivable – net of allowance for credit losses of $4,582 and $3,908, respectively	267,374	261,337
Contract receivable	29,026	29,026
Other receivables	31,085	28,440
Prepaid expenses and other	28,856	25,811
Due from affiliates	1,085	1,031
Total current assets	377,737	382,842
Property and equipment – net of accumulated depreciation of $513,095 and $467,488, respectively	779,747	819,495
Operating lease right-of-use asset	141,385	169,362
Goodwill	105,618	105,618
Intangible assets – net of accumulated amortization of $85,967 and $80,304, respectively	102,950	108,613
Contract receivable, net of current portion	173,190	182,580
Deferred income taxes	1,092	1,092
Other assets	1,295	2,386
Total assets	$1,683,014	$1,771,988
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,379	$61,053
Current portion of long-term debt	98,479	114,850
Current portion of operating lease liabilities	26,409	29,376
Accrued expenses and other current liabilities	55,581	59,475
Insurance and claims	38,912	28,130
Due to affiliates	22,964	17,160
Income taxes payable	4,237	8,050
Total current liabilities	315,961	318,094
Long-term liabilities:
Long-term debt, net of current portion	594,103	682,721
Operating lease liabilities, net of current portion	119,531	144,425
Deferred income taxes	89,783	82,398
Other long-term liabilities	2,590	3,995
Total long-term liabilities	806,007	913,539
Stockholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 26,376,728 and 26,336,137 shares issued; 26,367,805 and 26,330,058 shares outstanding, respectively	26,377	26,336
Paid-in capital	6,383	5,457
Treasury stock, at cost; 8,923 and 6,079 shares	(237)	(192)
Retained earnings	529,224	512,088
Accumulated other comprehensive (loss):
Interest rate swap, net of income taxes of $0 and $96, respectively	—	245
Foreign currency translation adjustments	(701)	(3,579)
Total stockholders’ equity	561,046	540,355
Total liabilities and stockholders’ equity	$1,683,014	$1,771,988

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Operating revenues:
Truckload services	$45,039	$45,922	$79,017	$83,700
Brokerage services	19,449	19,571	36,201	39,836
Intermodal services	43,411	67,745	90,723	136,199
Dedicated services	88,106	81,828	172,224	166,835
Value-added services	183,318	178,728	368,733	349,613
Total operating revenues	379,323	393,794	746,898	776,183
Operating expenses:
Purchased transportation and equipment rent	67,014	81,508	127,692	161,251
Direct personnel and related benefits	164,798	168,032	341,002	332,533
Operating supplies and expenses	56,287	50,358	104,614	101,669
Commission expense	4,468	4,395	8,653	8,651
Occupancy expense	16,264	11,803	31,823	23,056
General and administrative	16,019	14,026	31,088	27,203
Insurance and claims	17,523	7,599	25,121	14,563
Depreciation and amortization	33,184	36,203	68,827	71,691
(Gain) on disposal of property and equipment	(45,257)	(23)	(45,722)	(7)
Impairment expense	3,886	—	3,886	—
Total operating expenses	334,186	373,901	696,984	740,610
Income from operations	45,137	19,893	49,914	35,573
Interest income	2,532	2,738	5,155	5,667
Interest expense	(13,092)	(11,590)	(25,421)	(22,742)
Other non-operating (expense) income	(2)	149	293	727
Income before income taxes	34,575	11,190	29,941	19,225
Income tax expense	8,389	2,874	7,266	4,895
Net income	$26,186	$8,316	$22,675	$14,330
Earnings per common share:
Basic	$0.99	$0.32	$0.86	$0.54
Diluted	$0.99	$0.32	$0.86	$0.54
Weighted average number of common shares outstanding:
Basic	26,370	26,331	26,361	26,325
Diluted	26,370	26,341	26,361	26,341
Dividends declared per common share	$0.105	$0.105	$0.210	$0.210

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net Income	$26,186	$8,316	$22,675	$14,330
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swap, net of income taxes of $3, $(73), $20 and $(231), respectively	8	(226)	119	(645)
Realized gain on interest rate swap reclassified into income, net of taxes of $(117), $0, $(117) and $0, respectively	(364)	—	(364)	—
Foreign currency translation adjustments	(570)	1,988	2,878	(1,849)
Total other comprehensive income (loss)	(926)	1,762	2,633	(2,494)
Total comprehensive income	$25,260	$10,078	$25,308	$11,836

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	July 4, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$22,675	$14,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,827	71,691
Noncash lease expense	16,571	15,769
Impairment expense	3,886	—
Gain on marketable equity securities	(286)	(592)
Gain on disposal of property and equipment	(45,722)	(7)
Amortization of debt issuance costs	606	482
Stock-based compensation	967	448
Write-off of debt issuance costs	1,168	—
Provision for credit losses	917	(123)
Debt prepayment penalty reclassified to financing activities	727	—
Deferred income taxes	7,386	(2,460)
Change in assets and liabilities:
Trade and other accounts receivable	(12,692)	36,318
Contract receivable, prepaid expenses and other assets	6,913	(5,939)
Principal reduction in operating lease liabilities	(23,770)	(16,582)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	21,334	4,948
Due to/from affiliates, net	5,750	(5,498)
Other long-term liabilities	(1,405)	(2,762)
Net cash provided by operating activities	73,852	110,023
Cash flows from investing activities:
Capital expenditures	(22,880)	(136,838)
Proceeds from the sale of property and equipment	40,261	4,476
Proceeds from the sale of marketable securities	10,637	2,321
Net cash provided by (used in) investing activities	28,018	(130,041)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	252,911	290,869
Repayments of debt - revolving debt	(209,098)	(228,640)
Proceeds from borrowing - term debt	9,411	37,177
Repayments of debt - term debt	(159,987)	(63,486)
Prepayment penalties on term debt	(727)	—
Dividends paid	(5,539)	(5,528)
Purchases of treasury stock	(45)	(85)
Net cash (used in) provided by financing activities	(113,074)	30,307
Effect of exchange rate changes on cash and cash equivalents	4,669	(5,302)
Net (decrease) increase in cash	(6,535)	4,987
Cash and cash equivalents – beginning of period	26,846	19,351
Cash and cash equivalents – end of period	$20,311	$24,338
Supplemental cash flow information:
Cash paid for interest	$24,259	$19,854
Cash paid for income taxes	$4,894	$17,414
Non-cash investing and financing activities:

During the twenty-six week period ended July 4, 2026, the Company had non-cash activities resulting from the receipt of real property with a fair value of $55.6 million as partial consideration for the sale of real property to an affiliate. See Note 11 "Transactions with Affiliates" for further information. During the twenty-six week period ended June 28, 2025, the Company had non-cash activities resulting from the $2.8 million of declared dividends that were unpaid as of the end of the period.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2024	$26,320	$5,016	$(107)	$623,018	$(7,224)	$647,023
Net income	—	—	—	6,014	—	6,014
Comprehensive loss	—	—	—	—	(4,256)	(4,256)
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	13	372	—	—	—	385
Balances – March 29, 2025	$26,333	$5,388	$(107)	$626,268	$(11,480)	$646,402
Net income	—	—	—	8,316	—	8,316
Comprehensive income	—	—	—	—	1,762	1,762
Dividends ($0.105 per share)	—	—	—	(2,765)	—	(2,765)
Stock based compensation	3	60	—	—	—	63
Purchases of treasury stock	—	—	(85)	—	—	(85)
Balances - June 28, 2025	$26,336	$5,448	$(192)	$631,819	$(9,718)	$653,693

Balances – December 31, 2025	$26,336	$5,457	$(192)	$512,088	$(3,334)	$540,355
Net loss	—	—	—	(3,511)	—	(3,511)
Comprehensive income	—	—	—	—	3,559	3,559
Dividends ($0.105 per share)	—	—	—	(2,770)	—	(2,770)
Stock based compensation	40	914	—	—	—	954
Balances – April 4, 2026	$26,376	$6,371	$(192)	$505,807	$225	$538,587
Net income	—	—	—	26,186	—	26,186
Comprehensive loss	—	—	—	—	(926)	(926)
Dividends ($0.105 per share)	—	—	—	(2,769)	—	(2,769)
Stock based compensation	1	12	—	—	—	13
Purchases of treasury stock	—	—	(45)	—	—	(45)
Balances - July 4, 2026	$26,377	$6,383	$(237)	$529,224	$(701)	$561,046

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)
Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. and its wholly owned subsidiaries (“Universal”) have been prepared by the Company’s management. In these notes, the terms “us,” “we,” “our,” or the “Company” refer to Universal and its consolidated subsidiaries. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2025 and 2024 and for each of the years in the three-year period ended December 31, 2025 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates, and operating results for the thirteen and twenty-six weeks ended July 4, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks. There were no material changes in significant accounting policies from those described in the Form 10-K, other than as otherwise disclosed in these notes to unaudited consolidated financial statements.

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended July 4, 2026. These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or stockholders’ equity as previously reported.

During the second quarter of 2026, the Company identified certain triggering events related to a group of tractors that are no longer expected to be utilized in revenue-generating activities over their remaining useful life. The Company evaluated this asset group in accordance with ASC 360 Property, Plant, and Equipment and concluded that an impairment was present. The aggregate carrying value of the asset group was $9.4 million with an estimated fair value of $5.5 million. The fair value of the tractor group was based on market data for comparable equipment. As a result of the assessment, during the thirteen weeks ended July 4, 2026, the Company recognized a non-cash impairment charge of $3.9 million in the other non-reportable segment.

Current Economic Conditions

The Company makes estimates and assumptions that affect reported amounts and disclosures included in its financial statements and accompanying notes and assesses certain accounting matters that require consideration of forecasted financial information. The Company's assumptions about future conditions important to these estimates and assumptions are subject to uncertainty, including softness in freight demand, continuing weakness in certain industrial and automotive end markets, labor availability and wage pressures, elevated interest rates and borrowing costs, and volatility in fuel, insurance, equipment and maintenance costs. These factors may adversely affect customer demand, operating margins, capital expenditures, asset utilization, liquidity and the valuation of certain long-lived assets. Actual results could differ materially from the Company’s estimates and assumptions.

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

During each of the twenty-six week periods ended July 4, 2026 and June 28, 2025, two original equipment manufacturers in the automotive industry accounted for approximately 32% and 30% of our total operating revenues, respectively.

In 2024, the Company completed a specialty project development arrangement for a customer that was accounted for as a single performance obligation. The Company has a related contract receivable with amounts payable in 120 equal monthly installments, including interest. During the thirteen week periods ended July 4, 2026 and June 28, 2025, the Company recorded interest income of $2.5 million and $2.8 million, respectively. During the twenty-six week periods ended July 4, 2026 and June 28, 2025, the Company recorded interest income of $5.1 million and $5.7 million, respectively. As of July 4, 2026, the remaining impact of this arrangement relates primarily to the collection of the related contract receivable and associated interest income.

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

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	July 4, 2026	December 31, 2025
Fair value	$—	$10,351
Cost basis	—	5,335
Unrealized gain	$—	$5,016

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	July 4, 2026	December 31, 2025
Gross unrealized gains	$—	$5,259
Gross unrealized losses	—	(243)
Net unrealized gains	$—	$5,016

The following table sets forth the Company’s net realized gains (losses) on marketable securities (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Realized gain
Sale proceeds	$—	$2,182	$10,637	$2,321
Basis of securities sold	—	1,874	10,351	1,993
Realized gain	$—	$308	$286	$328

Realized gain, net of taxes	$—	$229	$217	$244

During the thirteen-week and twenty-six week periods ended June 28, 2025, the Company recognized a net unrealized pre-tax gain (loss) of approximately $(254,000) and $264,000, respectively, on its marketable equity securities portfolio, which was reported in other non-operating income (expense) for the period.

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

Following is a summary of the activity in the allowance for credit losses during the twenty-six weeks ended July 4, 2026 and June 28, 2025 (in thousands):

	Twenty-six Weeks Ended
	July 4, 2026	June 28, 2025
Balance at beginning of year	$3,908	$7,806
Provision (reversals) for credit losses	917	(123)
Uncollectible accounts written off	(243)	(1,773)
Balance at end of period	$4,582	$5,910

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

At July 4, 2026 and December 31, 2025, inventory consists of the following (in thousands):

	July 4, 2026	December 31, 2025
Finished goods	$9,576	$8,451
Raw materials and supplies	1,166	1,442
Total	$10,742	$9,893

(7)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	July 4, 2026	December 31, 2025
Accrued payroll	$26,346	$28,587
Accrued payroll taxes	2,085	1,877
Driver escrow liabilities	1,703	2,769
Legal settlements and claims	3,300	2,900
Commissions, other taxes and other	22,147	23,342
Total	$55,581	$59,475

(8)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at July 4, 2026	July 4, 2026	December 31, 2025
Outstanding Debt:
Revolving Credit Facility (1)	5.27%	$261,193	$217,380
CTL Financing (2)	6.84%	185,312	193,324
Equipment Financing (3)	2.68% to 7.22%	249,014	286,317
Real Estate Facility (4)	NA	—	105,260
Unamortized debt issuance costs		(2,937)	(4,710)
		692,582	797,571
Less current portion of long-term debt		98,479	114,850
Total long-term debt, net of current portion		$594,103	$682,721

(1) Our Revolving Credit Facility provides us with a revolving credit commitment of up to $500 million. We may borrow under the Revolving Credit Facility until maturity on September 30, 2027, and this indebtedness bears interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the Company’s leverage ratio. The Revolving Credit Facility is secured by a first-priority pledge of the capital stock of applicable subsidiaries, as well as first-priority perfected security interests in cash, deposits, accounts receivable, and selected other assets of the applicable borrowers. The Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants requiring minimum fixed charge coverage and leverage ratios, and customary mandatory prepayment provisions. At July 4, 2026, we were in compliance with all covenants under the facility, and $238.8 million was available for borrowing on the revolver.

(2) In October 2025, we completed a credit tenant lease (“CTL”) financing transaction by issuing a senior secured promissory note in the principal amount of $195.9 million. We used the net proceeds of the CTL financing to repay existing indebtedness. The note bears interest at a fixed rate of 6.84% per annum and matures on November 15, 2034. The note is secured primarily by our interests under a long-term composite sublease agreement. The CTL debt is generally non-recourse to the Company and its subsidiaries, except for customary limited-recourse obligations under indemnity and guaranty agreements relating to environmental matters, lease-term compliance, and certain representations, warranties, and covenants. At July 4, 2026, we were in compliance with all covenants under the note.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Debt – continued

(3) Our Equipment Financing consists of a series of promissory notes issued by wholly owned subsidiaries. The equipment notes are secured by liens on specific titled vehicles and operating equipment. The notes are generally payable in monthly installments over terms of approximately 60 months and bear interest at fixed rates ranging from 2.68% to 7.22%. One equipment note is payable over a 72-month term and bears interest at Term SOFR plus an applicable margin of 2.25%.

(4) In June 2026, we repaid in full our then outstanding obligations under the Real Estate Facility.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis at December 31, 2025 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value Measurement
Assets
Cash equivalents	$4	$—	$—	$4
Marketable securities	10,351	—	—	10,351
Interest rate swap	—	341	—	341
Total	$10,355	$341	$—	$10,696

There were no similar financial assets held by the Company and measured at fair value on a recurring basis at July 4, 2026.

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
•
Interest rate swap – The fair value of the interest rate swap was determined using discounted cash flow methodologies based on observable market inputs, including forward interest rate curves and credit valuation adjustments for both the Company and the counterparty.

The carrying amount of our receivables, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(9)
Fair Value Measurements and Disclosures – continued

The Company’s Revolving Credit Facility and one equipment note bear interest at variable rates and are categorized as Level 2 liabilities. The carrying value of these borrowings approximates fair value because the applicable interest rates are adjusted frequently based on short-term market rates.

The fair values of the Company’s fixed-rate equipment promissory notes and CTL financing are estimated using discounted cash flow analyses based on current incremental borrowing rates for similar borrowing arrangements and are categorized as Level 2 liabilities.

The carrying value and estimated fair value of these promissory notes at July 4, 2026 and December 31, 2025 are summarized as follows:

	July 4, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Equipment promissory notes	$236,738	$235,326	$272,726	$274,363
CTL promissory note	$185,312	$182,228	$193,324	$193,792

The Company has not elected the fair value option for any of its financial instruments.

(10)
Leases

As of July 4, 2026, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. Our incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, we use uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate.

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of July 4, 2026, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)
Leases – continued

The following table summarizes lease costs for the thirteen weeks and twenty-six weeks ended July 4, 2026 and June 28, 2025 (in thousands):

	Thirteen Weeks Ended July 4, 2026
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$6,843	$5,536	$12,379
Short-term lease cost	359	825	1,184
Variable lease cost	257	1,459	1,716
Total lease cost	$7,459	$7,820	$15,279

	Thirteen Weeks Ended June 28, 2025
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$4,089	$5,810	$9,899
Short-term lease cost	1	3,683	3,684
Variable lease cost	255	965	1,220
Total lease cost	$4,345	$10,458	$14,803

	Twenty-six Weeks Ended July 4, 2026
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$14,325	$11,417	$25,742
Short-term lease cost	708	897	1,605
Variable lease cost	493	2,774	3,267
Total lease cost	$15,526	$15,088	$30,614

	Twenty-six Weeks Ended June 28, 2025
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$6,599	$12,611	$19,210
Short-term lease cost	212	7,565	7,777
Variable lease cost	443	2,480	2,923
Total lease cost	$7,254	$22,656	$29,910

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)
Leases – continued

The following table summarizes other lease related information as of and for the twenty-six week periods ended July 4, 2026 and June 28, 2025 (in thousands):

	July 4, 2026
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$12,614	$11,156	$23,770
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,091	$3,091
Right-of-use asset change due to lease termination	$(26,145)	$—	$(26,145)
Weighted-average remaining lease term (in years)	8.8	2.5	6.9
Weighted-average discount rate	12.0%	6.3%	10.9%

	June 28, 2025
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$6,661	$13,218	$19,879
Right-of-use assets obtained in exchange for new operating lease liabilities	$105,069	$2,440	$107,509
Right-of-use asset change due to lease termination	$—	$(6,721)	$(6,721)
Future right-of-use asset change due to a lease signed with a future commencement date	$48,058	$—	$48,058
Weighted-average remaining lease term (in years)	7.9	2.7	6.0
Weighted-average discount rate	10.3%	6.6%	9.2%

Future minimum lease payments under these operating leases as of July 4, 2026, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2026 (remaining)	$9,910	$11,242	$21,152
2027	18,841	16,874	35,715
2028	19,245	8,121	27,366
2029	19,176	4,209	23,385
2030	19,543	1,254	20,797
Thereafter	89,722	193	89,915
Total required lease payments	$176,437	$41,893	$218,330
Less amounts representing interest			(72,390)
Present value of lease liabilities			$145,940

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

We also purchase other services from affiliates. The following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and twenty-six weeks ended July 4, 2026 and June 28, 2025, respectively (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Insurance	$32,852	$21,579	$60,232	$44,646
Real estate rent and related costs	8,326	5,065	16,713	8,951
Administrative support services	2,138	1,728	4,607	3,729
Truck fuel, maintenance and other operating costs	2,093	2,484	3,548	4,037
Total	$45,409	$30,856	$85,100	$61,363

We pay the direct variable cost of maintenance, fueling and other operational support costs for services delivered at our affiliates’ trucking terminals that are geographically remote from our own facilities. Such costs are billed when incurred, paid on a routine basis, and reflect actual labor utilization, repair parts costs or quantities of fuel purchased.

We lease 24 facilities from related parties. Our occupancy is based on either month-to-month or contractual multi-year lease arrangements that are billed and paid monthly. Leasing properties from related parties affords us significant operating flexibility; however, we are not limited to such arrangements. See Note 10, “Leases,” for further information regarding the cost of leased properties.

We also purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an affiliated insurance company. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At July 4, 2026 and December 31, 2025, there were $19.0 million and $18.0 million, respectively, included in each of these accounts for insured claims.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At July 4, 2026 and December 31, 2025, amounts due to affiliates were $23.0 million and $17.2 million, respectively.

During the twenty-six weeks ended June 28, 2025, we contracted with an affiliate to provide real property improvements for us totaling $4.4 million. There were no such purchases made during the twenty-six weeks ended July 4, 2026.

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

The following table summarizes services provided to affiliates for the thirteen weeks and twenty-six weeks ended July 4, 2026 and June 28, 2025 (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Contracted transportation services	$1,008	$296	$1,615	$414
Facilities and related support	—	232	56	875
Total	$1,008	$528	$1,671	$1,289

At July 4, 2026 and December 31, 2025, amounts due from affiliates were $1.1 million and $1.0 million, respectively.

During the twenty-six weeks ended July 4, 2026, we sold used equipment to affiliates totaling $2.0 million. There were no such sales during the twenty-six weeks ended June 28, 2025.

As previously disclosed in our Current Report on Form 8-K filed June 26, 2026, in June 2026, we sold a real property facility located in Kearny, New Jersey (the “Kearny Facility”) to Lakeshore Ventures LLC, an affiliate. In exchange, we received cash consideration of approximately $38.0 million and all of the outstanding membership interests of Passaic Ventures LLC (“Passaic”). Passaic owns a real property facility located in Newark, New Jersey (the “Newark Facility”), which is utilized in our intermodal operations pursuant to a prior leasing arrangement. See Note 10, “Leases,” for further information regarding right-of-use asset change due to lease termination. The Newark Facility had a fair value of approximately $55.6 million and represents substantially all of the assets of Passaic. The Kearny Facility had a fair value of $93.6 million. The fair values of each facility were established by independent third-party appraisals

The Kearny Facility had a carrying value of approximately $46.9 million. The sale of the Kearny Facility resulted in a gain of approximately $45.3 million, which is included in gain on disposal of property and equipment in the consolidated statements of income and included in the other non-reportable segment. Net cash proceeds received at closing were approximately $11.0 million after the repayment of approximately $26.1 million of outstanding debt secured by the Kearny facility and transaction costs, which were not material.

We evaluated the acquisition of Passaic under ASC 805, Business Combinations, to determine whether Passaic constitutes a “business” as defined therein. Because substantially all of the fair value of Passaic’s assets is concentrated in a single identifiable asset, the Newark Facility, Passaic does not meet the definition of a business, and the transaction has been accounted for as an asset acquisition. No goodwill has been recognized in connection with acquisition.

(12)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. No shares of restricted stock were included in the denominator for the calculation of diluted earnings per share in either the thirteen weeks or twenty-six weeks ended July 4, 2026. For the thirteen weeks and twenty-six weeks ended June 28, 2025, 9,810 and 16,002 weighted average non-vested shares of restricted stock, respectively, were included in the denominator for the calculation of diluted earnings per share.

In each of the thirteen weeks and twenty-six weeks ended July 4, 2026, we excluded 104,916 shares of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive. In the thirteen weeks and twenty-six weeks ended June 28, 2025, we excluded 57,585 and 40,022 shares, respectively, of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive.

(13)
Dividends

On April 30, 2026, our Board of Directors declared a cash dividend of $0.105 per share of common stock, paid on July 1, 2026 to stockholders of record at the close of business on June 1, 2026. Declaration of future cash dividends is subject to final determination by the Board each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board deems relevant.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)
Income Taxes

Income tax expense for the thirteen and twenty-six weeks ended July 4, 2026 was $8.4 million and $7.3 million representing an effective tax rate of 24.3% and 24.3%, respectively. Income tax expense for the thirteen and twenty-six weeks ended June 28, 2025 was $2.9 million and $4.9 million representing an effective tax rate of 25.7% and 25.5%, respectively. The effective tax rate is primarily driven by U.S. state income tax partially offset by income/(losses) earned in foreign jurisdictions with a statutory rate different than the United States.

(15)
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

The Company’s President and Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM evaluates segment performance primarily based on income from operations and reviews segment results against internal budgets, forecasts and prior period performance. The CODM also regularly reviews significant segment expense categories, including purchased transportation and equipment rent, direct personnel and related benefits, operating supplies and expenses, commission expense, occupancy expense, depreciation and amortization, and other segment items. Separate balance sheet information is not regularly provided to the CODM.

The following tables summarize financial information about our reportable segments for the thirteen week and twenty-six week periods ended July 4, 2026 and June 28, 2025 (in thousands):

	Thirteen Weeks Ended July 4, 2026
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$271,424	$44,077	$63,822	$—	$379,323

Operating expenses:
Purchased transportation and equipment rent	1,044	14,825	47,922	3,223	67,014
Direct personnel and related benefits	148,677	14,185	1,936	—	164,798
Operating supplies and expenses	44,836	10,873	1,996	(1,418)	56,287
Commission expense	—	896	3,572	—	4,468
Occupancy expense	11,289	4,114	91	770	16,264
Depreciation and amortization	21,132	4,472	2,965	4,615	33,184
Other segment expenses (3)	19,847	5,162	2,485	(35,323)	(7,829)
Total operating expenses	246,825	54,527	60,967	(28,133)	334,186
Income from operations	$24,599	$(10,450)	$2,855	$28,133	$45,137

(1) Total operating revenues are presented net of intersegment revenues eliminated in consolidation. Intersegment revenues eliminated in consolidation were $0.1 million in contract logistics, $0.2 million in intermodal and $0.0 million in trucking.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment items primarily include general and administrative expense, insurance and claims expense, gains on disposals of property and equipment, impairment expense and other corporate allocations.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(15)
Segment Reporting – continued

	Thirteen Weeks Ended June 28, 2025
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$260,556	$68,914	$64,069	$255	$393,794

Operating expenses:
Purchased transportation and equipment rent	2,183	29,443	47,208	2,674	81,508
Direct personnel and related benefits	150,888	15,171	1,973	—	168,032
Operating supplies and expenses	40,650	10,023	2,933	(3,248)	50,358
Commission expense	4	587	3,804	—	4,395
Occupancy expense	7,032	5,209	67	(505)	11,803
Depreciation and amortization	21,835	7,816	2,189	4,363	36,203
Other segment expenses (3)	16,194	6,341	2,555	(3,488)	21,602
Total operating expenses	238,786	74,590	60,729	(204)	373,901
Income from operations	$21,770	$(5,676)	$3,340	$459	$19,893

(1) Total operating revenues are presented net of intersegment revenues eliminated in consolidation. Intersegment revenues eliminated in consolidation were $0.1 million in contract logistics, $1.1 million in intermodal and $0.0 million in trucking.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment items primarily include general and administrative expense, insurance and claims expense, gains on disposals of property and equipment, and other corporate allocations.

	Twenty-six Weeks Ended July 4, 2026
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$540,957	$91,931	$114,010	$—	$746,898

Operating expenses:
Purchased transportation and equipment rent	1,965	32,455	85,822	7,450	127,692
Direct personnel and related benefits	307,641	29,606	3,755	—	341,002
Operating supplies and expenses	83,980	20,360	3,541	(3,267)	104,614
Commission expense	—	1,566	7,087	—	8,653
Occupancy expense	22,565	9,970	150	(862)	31,823
Depreciation and amortization	43,456	9,500	5,846	10,025	68,827
Other segment expenses (3)	39,279	12,040	4,388	(41,334)	14,373
Total operating expenses	498,886	115,497	110,589	(27,988)	696,984
Income from operations	$42,071	$(23,566)	$3,421	$27,988	$49,914

(1) Total operating revenues are presented net of intersegment revenues eliminated in consolidation. Intersegment revenues eliminated in consolidation were $0.5 million in contract logistics, $1.1 million in intermodal and $0.1 million in trucking.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment items primarily include general and administrative expense, insurance and claims expense, gains on disposals of property and equipment, impairment expense and other corporate allocations.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(15)
Segment Reporting – continued

	Twenty-six Weeks Ended June 28, 2025
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$516,448	$139,610	$119,652	$473	$776,183

Operating expenses:
Purchased transportation and equipment rent	5,583	62,439	88,252	4,977	161,251
Direct personnel and related benefits	295,910	33,123	3,500	—	332,533
Operating supplies and expenses	81,899	20,059	5,394	(5,683)	101,669
Commission expense	20	1,170	7,461	—	8,651
Occupancy expense	14,151	9,971	104	(1,170)	23,056
Depreciation and amortization	42,558	15,040	4,395	9,698	71,691
Other segment expenses (3)	30,698	14,193	5,016	(8,148)	41,759
Total operating expenses	470,819	155,995	114,122	(326)	740,610
Income from operations	$45,629	$(16,385)	$5,530	$799	$35,573

(1) Total operating revenues are presented net of intersegment revenues eliminated in consolidation. Intersegment revenues eliminated in consolidation were $0.2 million in contract logistics, $2.2 million in intermodal and $0.0 million in trucking.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment items primarily include general and administrative expense, insurance and claims expense, gains on disposals of property and equipment, and other corporate allocations.

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

At July 4, 2026, approximately 37% of our employees were subject to collective bargaining agreements that are renegotiated periodically, approximately 27% of which are subject to contracts that expire in 2026. While the Company expects to negotiate successor agreements in the ordinary course of business, there can be no assurance that such negotiations will be completed without increased labor costs, work stoppages or other disruptions that could adversely affect the Company’s operations, financial condition or results of operations.

(17)
Subsequent Events

On July 31, 2026, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on October 1, 2026 to stockholders of record at the close of business on September 1, 2026. Declaration of future cash dividends is subject to final determination by the Board each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board deems relevant.

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

During the first half of 2026, we continued to operate in a challenging environment in certain parts of our business, particularly in intermodal and certain industrial and automotive end markets. Freight demand remained uneven, customer activity levels remained below historical levels in certain markets, and elevated labor, insurance, equipment, maintenance and borrowing costs continued to pressure margins.

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

The following table sets forth operating revenues from each of these service categories for the thirteen weeks and twenty-six weeks ended July 4, 2026 and June 28, 2025, expressed as a percentage of total operating revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Operating revenues:
Truckload services	11.9%	11.7%	10.6%	10.8%
Brokerage services	5.1	5.0	4.8	5.1
Intermodal services	11.4	17.2	12.1	17.5
Dedicated services	23.2	20.8	23.1	21.5
Value-added services	48.4	45.3	49.4	45.1
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

Thirteen Weeks Ended July 4, 2026 Compared to Thirteen Weeks Ended June 28, 2025

The following tables set forth selected items derived from our consolidated statements of income for the thirteen weeks ended July 4, 2026 and June 28, 2025, expressed as a percentage of total operating revenues. The period-to-period discussion that follows should be read together with the table and focuses on the primary drivers of changes in revenues, operating expenses and profitability.

During the second quarter of 2026, the gain on the sale of certain real property and improved segment execution favorably impacted our operating margins. The favorable impact was partially offset by a non-cash asset impairment expense and charges related to developments in outstanding legal matters during the period.

	Thirteen Weeks Ended
	July 4, 2026		June 28, 2025		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$379,323	100.0%	$393,794	100.0%	(3.7)%
Operating expenses:
Purchased transportation and equipment rent	67,014	17.7	81,508	20.7	(17.8)
Direct personnel and related benefits	164,798	43.4	168,032	42.7	(1.9)
Operating supplies and expenses	56,287	14.8	50,358	12.8	11.8
Commission expense	4,468	1.2	4,395	1.1	1.7
Occupancy expense	16,264	4.3	11,803	3.0	37.8
General and administrative	16,019	4.2	14,026	3.6	14.2
Insurance and claims	17,523	4.6	7,599	1.9	130.6
Depreciation and amortization	33,184	8.7	36,203	9.2	(8.3)
Gain on disposal of property and equipment	(45,257)	(11.9)	(23)	(0.0)	n/m
Impairment expense	3,886	1.0	—	—	n/m
Total operating expenses	334,186	88.1	373,901	94.9	(10.6)
Income from operations	45,137	11.9	19,893	5.1	126.9
Interest expense, net	(10,560)	(2.8)	(8,852)	(2.2)	19.3
Other non-operating income	(2)	(0.0)	149	0.0	(101.3)
Income before income taxes	34,575	9.1	11,190	2.9	209.0
Income tax expense	8,389	2.2	2,874	0.8	191.9
Net income	$26,186	6.9%	$8,316	2.1%	214.9%

Operating Revenues

Operating revenues decreased by $14.5 million, or 3.7%, to $379.3 million for the thirteen weeks ended July 4, 2026, from $393.8 million for the thirteen weeks ended June 28, 2025. The decrease was primarily attributable to lower rates and volumes in our intermodal segment. The decrease was partially offset by an increase in our contract logistics segment, primarily driven by an increase in our revenue from value-added programs and strong dedicated transportation volumes.

Included in operating revenues for the thirteen weeks ended July 4, 2026, were separately identified fuel surcharges of $24.8 million, compared to $20.2 million in the prior year period.

Purchased Transportation and Equipment Rent

Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and third-party capacity providers. Purchased transportation and equipment rent was $67.0 million for the thirteen weeks ended July 4, 2026, compared to $81.5 million in the prior year period. The decrease was primarily attributable to lower transactional transportation volumes and a decrease in the mix of owner-operators versus employee drivers in certain intermodal operations.

Direct Personnel and Related Benefits

Direct personnel and related benefits expense was $164.8 million for the thirteen weeks ended July 4, 2026, compared to $168.0 million in the prior year period. Trends in direct personnel and related benefits are generally correlated with operating facility requirements, headcount levels and labor utilization in our contract logistics segment, including value-added services and dedicated transportation, as well as the use of employee drivers in certain intermodal operations. The decrease in the current year period was primarily attributable to fewer programs in our value-added rail services operations.

Operating Supplies and Expenses

Operating supplies and expenses include items such as fuel, maintenance, utilities, communications, equipment repairs, cost of materials and other operating costs. Operating supplies and expenses were $56.3 million for the thirteen weeks ended July 4, 2026, compared to $50.4 million in the prior year period. The increase was primarily attributable to an increase in fuel expense on company tractors.

Commission Expense

Commission expense was $4.5 million for the thirteen weeks ended July 4, 2026, compared to $4.4 million in the prior year period. The change was primarily attributable to increases in revenue generated through our agent-based trucking operations.

Occupancy Expense

Occupancy expense was $16.3 million for the thirteen weeks ended July 4, 2026, compared to $11.8 million in the prior year period. The change was primarily due to additional properties being leased under our contract logistics segment.

General and Administrative Expense

General and administrative expense was $16.0 million for the thirteen weeks ended July 4, 2026, compared to $14.0 million in the prior year period. The increase was primarily attributable to a reserve increase related to an outstanding legal matter during the period.

Insurance and Claims Expense

Insurance and claims expense was $17.5 million for the thirteen weeks ended July 4, 2026, compared to $7.6 million in the prior year period. The increase was primarily attributable to an increase in reserves for auto liability claims related to ongoing matters, including those involving third-party broker carriers.

Depreciation and Amortization

Depreciation and amortization expense was $33.2 million for the thirteen weeks ended July 4, 2026, compared to $36.2 million in the prior year period. Depreciation expense decreased $0.2 million and amortization expense decreased $2.8 million. The decrease in depreciation expense is primarily attributable to certain fixed assets becoming fully depreciated. The decrease in amortization is due to the previous impairment of certain customer-relationship intangible assets in our intermodal segment in the third quarter of 2025.

Gain on Disposal of Property and Equipment

Gain on disposal of property and equipment was $45.3 million for the thirteen weeks ended July 4, 2026, compared to $0.0 million in the prior year period. The increase was primarily attributable to the gain recognized on the sale of property located in Kearny, New Jersey to an affiliate.

Impairment Expense

Impairment expense was $3.9 million for the thirteen weeks ended July 4, 2026, compared to $0.0 million in the prior year period. The increase was attributable to a non-cash impairment charge related to a group of tractors that are no longer expected to be utilized in operations.

Interest Expense, Net

Net interest expense was $10.6 million for the thirteen weeks ended July 4, 2026, compared to $8.9 million in the prior year period. The change reflects an increase in average interest rates on our outstanding borrowings. As of July 4, 2026, total outstanding borrowings were approximately $695.5 million, compared to $798.6 million as of June 28, 2025.

Other Non-Operating Income

Other non-operating income was $0.0 million for the thirteen weeks ended July 4, 2026, compared to $0.1 million in the prior year period. The activity in other non-operating income is not material.

Income Tax Expense

Income tax expense was $8.4 million for the thirteen weeks ended July 4, 2026, compared to income tax expense of $2.9 million in the prior year period. The increase in income tax expense can be attributed to increases in pre-tax income. Our effective income tax rate was 24.3% for the thirteen weeks ended July 4, 2026, compared to 25.7% in the prior year period. The change in effective tax rate was due to a change in the mix of operating profits and losses between foreign and domestic tax jurisdictions.

Twenty-six Weeks Ended July 4, 2026 Compared to Twenty-six Weeks Ended June 28, 2025

The following tables set forth selected items derived from our consolidated statements of income for the twenty-six weeks ended July 4, 2026 and June 28, 2025, expressed as a percentage of total operating revenues. The period-to-period discussion that follows should be read together with the table and focuses on the primary drivers of changes in revenues, operating expenses and profitability:

	Twenty-six Weeks Ended
	July 4, 2026		June 28, 2025		Percent Change in Dollar Amount
(Dollars in millions)	$	%	$	%	%
Operating revenues	$746,898	100.0%	$776,183	100.0%	(3.8)%
Operating expenses:
Purchased transportation and equipment rent	127,692	17.1	161,251	20.8	(20.8)
Direct personnel and related benefits	341,002	45.7	332,533	42.8	2.5
Operating supplies and expenses	104,614	14.0	101,669	13.1	2.9
Commission expense	8,653	1.2	8,651	1.1	0.0
Occupancy expense	31,823	4.3	23,056	3.0	38.0
General and administrative	31,088	4.2	27,203	3.5	14.3
Insurance and claims	25,121	3.4	14,563	1.9	72.5
Depreciation and amortization	68,827	9.2	71,691	9.2	(4.0)
Gain on disposal of property and equipment	(45,722)	(6.1)	(7)	(0.0)	n/m
Impairment expense	3,886	0.5	—	—	n/m
Total operating expenses	696,984	93.3	740,610	95.4	(5.9)
Income from operations	49,914	6.7	35,573	4.6	40.3
Interest expense, net	(20,266)	(2.7)	(17,075)	(2.2)	18.7
Other non-operating income	293	0.0	727	0.1	(59.7)
Income before income taxes	29,941	4.0	19,225	2.5	55.7
Income tax expense	7,266	1.0	4,895	0.7	48.4
Net income	$22,675	3.0%	$14,330	1.8%	58.2%

Operating Revenues

Operating revenues decreased by $29.3 million, or 3.8%, to $746.9 million for the twenty-six weeks ended July 4, 2026, from $776.2 million for the twenty-six weeks ended June 28, 2025. The decrease was primarily attributable to lower rates and volumes in our intermodal segment. The decrease was partially offset by an increase in our contract logistics segment, primarily driven by an increase in our revenue from value-added programs and strong dedicated transportation volumes.

Included in operating revenues for the twenty-six weeks ended July 4, 2026, were separately identified fuel surcharges of $43.2 million, compared to $41.1 million in the prior year period.

Purchased Transportation and Equipment Rent

Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and third-party capacity providers. Purchased transportation and equipment rent was $127.7 million for the twenty-six weeks ended July 4, 2026, compared to $161.3 million in the prior year period. The decrease was primarily attributable to lower transactional transportation volumes and a decrease in the mix of owner-operators versus employee drivers in certain intermodal operations.

Direct Personnel and Related Benefits

Direct personnel and related benefits expense was $341.0 million for the twenty-six weeks ended July 4, 2026, compared to $332.5 million in the prior year period. Trends in direct personnel and related benefits are generally correlated with operating facility requirements, headcount levels and labor utilization in our contract logistics segment, including value-added services and dedicated transportation, as well as the use of employee drivers in certain intermodal operations. The increase in the current year period was primarily attributable to certain new contract logistics programs, partially offset by fewer programs in our value-added rail services operations.

Operating Supplies and Expenses

Operating supplies and expenses include items such as fuel, maintenance, utilities, communications, equipment repairs, cost of materials and other operating costs. Operating supplies and expenses were $104.6 million for the twenty-six weeks ended July 4, 2026, compared to $101.7 million in the prior year period. The increase was primarily attributable to an increase in fuel expense on company tractors.

Commission Expense

Commission expense was $8.7 million for both the twenty-six week periods ended July 4, 2026 and June 28, 2025.

Occupancy Expense

Occupancy expense was $31.8 million for the twenty-six weeks ended July 4, 2026, compared to $23.1 million in the prior year period. The change was primarily attributable to additional properties being leased under our contract logistics segment.

General and Administrative Expense

General and administrative expense was $31.1 million for the twenty-six weeks ended July 4, 2026, compared to $27.2 million in the prior year period. The increase was primarily attributable to a reserve increase related to an outstanding legal matter during the period.

Insurance and Claims Expense

Insurance and claims expense was $25.1 million for the twenty-six weeks ended July 4, 2026, compared to $14.6 million in the prior year period. The increase was primarily attributable to an increase in reserves for auto liability claims related to ongoing matters, including those involving third-party broker carriers.

Depreciation and Amortization

Depreciation and amortization expense was $68.8 million for the twenty-six weeks ended July 4, 2026, compared to $71.7 million in the prior year period. Depreciation expense increased $2.6 million and amortization expense decreased $5.4 million. The increase in depreciation expense is primarily attributable to incremental fixed asset additions. The decrease in amortization is due to the previous impairment of certain customer-relationship intangible assets in our intermodal segment in the third quarter of 2025.

Gain on Disposal of Property and Equipment

Gain on disposal of property and equipment was $45.7 million for the twenty-six weeks ended July 4, 2026, compared to $0.0 million in the prior year period. The increase was primarily attributable to the gain recognized on the sale of our property located in Kearny, New Jersey to an affiliate.

Impairment Expense

Impairment expense was $3.9 million for the twenty-six weeks ended July 4, 2026, compared to $0.0 million in the prior year period. The increase was attributable to a non-cash impairment charge related to a group of tractors that are no longer expected to be utilized in operations.

Interest Expense, Net

Net interest expense was $20.3 million for the twenty-six weeks ended July 4, 2026, compared to $17.1 million in the prior year period. The increase reflects an increase in average interest rates on our outstanding borrowings. As of July 4, 2026, total outstanding borrowings were approximately $695.5 million, compared to $798.6 million as of June 28, 2025.

Other Non-Operating Income

Other non-operating income was $0.3 million for the twenty-six weeks ended July 4, 2026, compared to $0.7 million in the prior year period. The activity in other non-operating income is not material.

Income Tax Expense

Income tax expense was $7.3 million for the twenty-six weeks ended July 4, 2026, compared to income tax expense of $4.9 million in the prior year period. The increase in income tax expense can be attributed to increases in pre-tax income. Our effective income tax rate was 24.3% for the twenty-six weeks ended July 4, 2026, compared to 25.5% in the prior year period. The change in effective tax rate was due to a change in the mix of operating profits and losses between foreign and domestic tax jurisdictions.

Segment Financial Results

We report our financial results in three reportable segments: contract logistics, intermodal and trucking. This presentation reflects the manner in which management evaluates the business, including the economic characteristics and operating performance of each segment. The following tables summarize information about our reportable segments for the thirteen week and twenty-six week periods ended July 4, 2026 and June 28, 2025 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Contract logistics	$271,424	$260,556	$540,957	$516,448
Intermodal	44,077	68,914	91,931	139,610
Trucking	63,822	64,069	114,010	119,652
Other	—	255	—	473
Total operating revenues	$379,323	$393,794	$746,898	$776,183

	Income from Operations
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Contract logistics	$24,599	$21,770	$42,071	$45,629
Intermodal	(10,450)	(5,676)	(23,566)	(16,385)
Trucking	2,855	3,340	3,421	5,530
Other	28,133	459	27,988	799
Total income from operations	$45,137	$19,893	$49,914	$35,573

Thirteen Weeks Ended July 4, 2026 Compared to Thirteen Weeks Ended June 28, 2025

Contract Logistics

Operating revenues in our contract logistics segment were $271.4 million for the thirteen weeks ended July 4, 2026, compared to $260.6 million in the prior year period. The change was primarily attributable to certain new value-added programs, increases in certain existing value-added program volumes, and strong dedicated transportation volumes. These increases were partially offset by fewer programs in our value-added rail services operations. Included in contract logistics segment revenues for the thirteen weeks ended July 4, 2026, were separately identified fuel surcharges of $10.5 million, compared to $7.3 million in the prior year period.

Income from operations in the contract logistics segment was $24.6 million for the thirteen weeks ended July 4, 2026, compared to $21.8 million in the prior year period. Operating margin in the contract logistics segment was 9.1% for the current year period, compared to 8.4% in the prior year period. The change in operating margin was primarily attributable to a decrease in labor costs.

Intermodal

Operating revenues in our intermodal segment were $44.1 million for the thirteen weeks ended July 4, 2026, compared to $68.9 million in the prior year period. The change was primarily attributable to decreases in load volumes and average operating revenue per load, excluding fuel surcharges. Included in intermodal segment revenues for the thirteen weeks ended July 4, 2026, were separately identified fuel surcharges of $7.1 million, compared to $8.2 million in the prior year period. Intermodal segment revenues also included detention, demurrage and storage charges of $5.2 million, compared to $9.2 million in the prior year period.

The loss from operations in the intermodal segment was $(10.4) million for the thirteen weeks ended July 4, 2026, compared to a loss from operations of $(5.7) million in the prior year period. Operating margin in the intermodal segment was (23.7)% for the current year period, compared to (8.2)% in the prior year period. The change in operating margin is primarily attributable to the impact of lower revenues on the segment’s fixed cost base.

Trucking

Operating revenues in our trucking segment were $63.8 million for the thirteen weeks ended July 4, 2026, compared to $64.1 million in the prior year period. The decrease was primarily attributable to a decrease in load volumes, which was mostly offset by an increase in the average operating revenue per load, excluding fuel surcharges. Included in trucking segment revenues for the thirteen weeks ended July 4, 2026, were brokerage revenues of $18.8 million, compared to $18.4 million in the prior year period, and separately identified fuel surcharges of $5.6 million, compared to $3.4 million in the prior year period.

Income from operations in the trucking segment was $2.9 million for the thirteen weeks ended July 4, 2026, compared to $3.3 million in the prior year period. Operating margin in the trucking segment was 4.5% for the current year period, compared to 5.2% in the prior year period. The decrease in operating margin is due to a decrease in higher margin specialized heavy-haul services.

Twenty-six Weeks Ended July 4, 2026 Compared to Twenty-six Weeks Ended June 28, 2025

Contract Logistics

Operating revenues in our contract logistics segment were $541.0 million for the twenty-six weeks ended July 4, 2026, compared to $516.4 million in the prior year period. The change was primarily attributable to certain new value-added programs, increases in certain existing value-added program volumes, and strong dedicated transportation volumes. These increases were partially offset by fewer programs in our value-added rail services operations. Included in contract logistics segment revenues for the twenty-six weeks ended July 4, 2026, were separately identified fuel surcharges of $18.4 million, compared to $16.0 million in the prior year period.

Income from operations in the contract logistics segment was $42.1 million for the twenty-six weeks ended July 4, 2026, compared to $45.6 million in the prior year period. Operating margin in the contract logistics segment was 7.8% for the current year period, compared to 8.8% in the prior year period. The change in operating margin was primarily attributable to an increase in occupancy expense.

Intermodal

Operating revenues in our intermodal segment were $91.9 million for the twenty-six weeks ended July 4, 2026, compared to $139.6 million in the prior year period. The change was primarily attributable to decreases in load volumes and average operating revenue per load, excluding fuel surcharges. Included in intermodal segment revenues for the twenty-six weeks ended July 4, 2026, were separately identified fuel surcharges of $12.5 million, compared to $16.3 million in the prior year period. Intermodal segment revenues also included detention, demurrage and storage charges of $12.3 million, compared to $16.6 million in the prior year period.

The loss from operations in the intermodal segment was $(23.6) million for the twenty-six weeks ended July 4, 2026, compared to a loss from operations of $(16.4) million in the prior year period. Operating margin in the intermodal segment was (25.6)% for the current year period, compared to (11.7)% in the prior year period. The decrease in operating margin is primarily attributable to the effect of lower revenues on the segment’s fixed cost base.

Trucking

Operating revenues in our trucking segment were $114.0 million for the twenty-six weeks ended July 4, 2026, compared to $119.7 million in the prior year period. The change was primarily attributable to decreases in load volumes and decreases in brokerage revenue, which was partially offset by an increase in average operating revenue per load, excluding fuel surcharges. Included in trucking segment revenues for the twenty-six weeks ended July 4, 2026, were brokerage revenues of $35.0 million, compared to $36.4 million in the prior year period, and separately identified fuel surcharges of $9.2 million, compared to $6.9 million in the prior year period.

Income from operations in the trucking segment was $3.4 million for the twenty-six weeks ended July 4, 2026, compared to $5.5 million in the prior year period. Operating margin in the trucking segment was 3.0% for the current year period, compared to 4.6% in the prior year period. The decrease in operating margin is due to a decrease in higher margin specialized heavy-haul services.

Liquidity and Capital Resources

Our primary uses of cash are working capital requirements, capital expenditures, debt service, dividend payments, share repurchases and acquisitions. Working capital requirements are generally driven by customer payment terms, payroll, fuel costs, insurance costs, purchased transportation costs and other operating expenses.

As of July 4, 2026, we had cash and cash equivalents of approximately $20.3 million and approximately $238.8 million of availability under our revolving credit facility. Total outstanding borrowings were approximately $695.5 million, including borrowings under our revolving credit facility, equipment financing arrangements, and approximately $185.3 million of CTL debt. The CTL debt is generally non-recourse to the Company and its subsidiaries, except for customary limited-recourse obligations under indemnity and guaranty agreements relating to environmental matters, lease-term compliance, and certain representations, warranties, and covenants.

Although we were in compliance with all financial covenants as of July 4, 2026, our credit agreements require ongoing monitoring of leverage ratios, fixed charge coverage ratios, minimum liquidity levels and other financial covenants. Given the continued pressure on earnings from uneven freight demand, elevated interest rates and higher labor, insurance and maintenance costs, we continue to actively monitor covenant compliance, liquidity and borrowing capacity.

We believe that cash generated from operations, together with available borrowings under our revolving credit facility and other financing arrangements, will be sufficient to fund our working capital needs, planned capital expenditures, debt service obligations and dividend payments for at least the next twelve months.

Capital Expenditures

In June 2026, we received a real property facility located in Newark, New Jersey with a fair value of $55.6 million as partial consideration in connection with the sale of a real property facility in Kearny, New Jersey. See Note 11 in the Notes to Consolidated Financial Statements (Unaudited) for further information. Excluding the property exchange, capital expenditures for the twenty-six weeks ended July 4, 2026 were $22.9 million and consisted primarily of investments in transportation equipment, terminal facilities and expenditures in support of value-added programs.

For the remainder of 2026, we currently expect capital expenditures to be approximately $80.0 million. Actual spending may vary based on customer demand, equipment availability, pricing, timing of value-added opportunities, market conditions and liquidity considerations.

Discussion of Cash Flows

Net cash provided by operating activities was $73.9 million for the twenty-six weeks ended July 4, 2026, compared with $110.0 million during the same period last year. The decrease primarily reflected lower operating results in each of our reportable segments, particularly intermodal, and higher cash interest payments, partially offset by lower cash income tax payments. The decrease also reflected $3.9 million of cash used for working capital during the current-year period, compared with $10.5 million of cash provided by working capital during the prior-year period. This change was driven largely by trade and other accounts receivable, which used $12.7 million of cash during the current-year period, compared with providing $36.3 million during the prior-year period, primarily due to the timing of customer billings and collections.

Net cash provided by investing activities was $28.0 million for the twenty-six weeks ended July 4, 2026, compared with $130.0 million of net cash used in investing activities during the same period last year. The change primarily reflected a decrease in capital expenditures to $22.9 million from $136.8 million, due principally to the timing and level of investments in transportation equipment, terminal facilities and value-added programs. The change also reflected an increase in proceeds from sales of property and equipment to $40.3 million from $4.5 million, primarily attributable to the sale of the Kearny Facility, and an increase in proceeds from sales of marketable securities to $10.6 million from $2.3 million.

Net cash used in financing activities was $113.1 million for the twenty-six weeks ended July 4, 2026, compared with $30.3 million of net cash provided by financing activities during the same period last year. The change primarily reflected an increase in term-debt repayments to $160.0 million from $63.5 million, including the repayment in full of our Real Estate Facility, a decrease in term-debt borrowings to $9.4 million from $37.2 million and a decrease in net borrowings under our revolving credit facility to $43.8 million from $62.2 million.

Off-Balance Sheet Arrangements

As of July 4, 2026, we had no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

A summary of our critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies during the thirteen weeks ended July 4, 2026.

Seasonality

Our value-added logistics services experience seasonal demand patterns driven by automotive production schedules, customer shutdown periods and model changeovers. Transportation services are also affected by weather patterns, holiday shipping schedules and changes in customer production levels.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the twenty-six weeks ended July 4, 2026, we sold our remaining marketable equity securities, repaid the Real Estate Facility and settled the related interest-rate swap. As a result, we no longer have material market risk associated with marketable equity securities or the interest-rate swap. At July 4, 2026, we had approximately $273.5 million of variable-rate borrowings. Assuming those borrowings remained constant for a full year, a hypothetical 100-basis-point increase in interest rates would increase annual interest expense by approximately $2.7 million. There were no other material changes in the Company’s market-risk exposure described in Part II, Item 7Aof our 2025 Form 10-K.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 4, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 4, 2026.

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

Remediation Activities

Management, with oversight from the Audit Committee of the Board of Directors, continues to implement measures designed to remediate the material weakness described above. During the quarter ended July 4, 2026, the Company continued to enhance its internal control environment through the following actions:

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

Changes in Internal Control over Financial Reporting

Except for the remediation measures described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended July 4, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

The following risk factor replaces the risk factor entitled “Insurance, claims exposure, and ‘nuclear verdict’ trends could materially increase costs” included in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10‑K for the year ended December 31, 2025.

Accidents involving our vehicles, drivers, owner-operators or third-party motor carriers, and developments in the litigation environment, could materially increase our costs.

Our operations expose us to personal-injury and property-damage claims arising from accidents involving vehicles owned or operated by us, our employee drivers and owner-operators providing services under our operating authority. Our freight brokerage operations, as well as other portions of our business in which we arrange for third-party motor carriers to transport freight, also expose us to claims arising from accidents involving those carriers.

The transportation industry has experienced increased claim severity and large jury verdicts. Our freight brokerage operations, as well as other portions of our business in which we arrange for third-party motor carriers to transport freight, expose us to claims arising from accidents involving those carriers. Plaintiffs may allege that we negligently selected or retained a motor carrier, even though the vehicle involved in the accident was not owned or operated by us and the driver was not our employee.

On May 14, 2026, the U.S. Supreme Court held in Montgomery v. Caribe Transport II, LLC that a state-law claim alleging that a transportation broker negligently selected a motor carrier is not preempted by the Federal Aviation Administration Authorization Act because a claim of that type falls within the statute’s motor-vehicle-safety exception. The decision addressed whether such a claim may proceed, not whether the broker was negligent or liable. Nevertheless, the decision eliminates a potentially significant federal preemption defense to claims of the type addressed by the Court and may increase the number, scope and cost of claims arising from our selection and use of third-party motor carriers. Because the governing standards are derived from state law, they may vary among jurisdictions and continue to develop through litigation.

These developments could result in increased defense costs, settlements, judgments, insurance premiums and self-insured retention levels and could make appropriate insurance coverage more difficult or expensive to obtain. They may also require us to devote additional resources to carrier qualification, safety review, compliance and documentation. Insurance maintained by third-party motor carriers or by us, and any contractual indemnification rights, may be unavailable, insufficient or subject to exclusions or other limitations. An adverse judgment or settlement, or the establishment or increase of related reserves, could materially adversely affect our business, financial condition, results of operations and cash flows.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Purchases

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
April 5, 2026 - May 2, 2026	—		$—	—	513,251
May 3, 2026 - May 30, 2026	476	(2)	$13.46	—	513,251
May 31, 2026 - July 4, 2026	2,368	(2)	$16.42	—	513,251
Total	2,844		$15.93	—	513,251

(1) On July 29, 2021, the Company announced that it had been authorized to purchase up to 1,000,000 shares of its common stock from time to time in the open market. As of July 4, 2026, 513,251 shares remain available under this authorization. No specific expiration date has been assigned to the authorization.

(2) Consists of 476 shares of common stock acquired on May 16, 2026 by the Company from an employee for a total of $6,410, 1,678 shares of common stock acquired on June 15, 2026 by the Company from an employee for a total of $28,640 and 690 shares of common stock acquired on June 19, 2026 by the Company from an employee for a total of $10,250 each upon the Company exercising its right of first refusal pursuant to restricted stock bonus award agreements.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended July 4, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Designation	Description	Method of Filing

Exhibit 3.1	Articles of Incorporation, dated April 25, 2025.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 2, 2025 (a)

Exhibit 3.2	Bylaws.	Filed as Exhibit 3.2 to our Current Report on Form 8-K filed May 2, 2025. (a)

Exhibit 4.1	Second Amended and Restated Registration Rights Agreement, dated July 28, 2021.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed July 29, 2021. (a)

Exhibit 4.2	Joinder to Registration Rights Agreement dated August 1, 2023.	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed August 3, 2023. (a)

Exhibit 10.1	Employment Agreement, dated April 29, 2026, between Universal Management Services, Inc. and Michael H. Rogers.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed May 1, 2026. (a)

Exhibit 10.2	Real Estate Purchase Agreement, dated June 24, 2026, by and between UTSI Finance, Inc. and Lakeshore Ventures LLC.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed June 26, 2026. (a)

Exhibit 10.3	Membership Interest Purchase Agreement, dated June 24, 2026, by and between UTSI Finance, Inc. and Lakeshore Ventures LLC.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed June 26, 2026. (a)

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO and CFO	Furnished with this Report.

Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	(b)

Exhibit 101.SCH	Inline XBRL Schema Document.	(b)

Exhibit 101.CAL	Inline XBRL Calculation Linkbase Document.	(b)

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	(b)

Exhibit 101.LAB	Inline XBRL Labels Linkbase Document.	(b)

Exhibit 101.PRE	Inline XBRL Presentation Linkbase Document.	(b)

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	(b)

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: August 13, 2026	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: August 13, 2026	By:	/s/ Michael Rogers
Michael Rogers Chief Financial Officer