Form 10-Q
period 2026-10-03
UNIVERSAL LOGISTICS HOLDINGS, INC.
filed 2026-11-12
CIK 1308208

ju

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2026

or

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November 6, 2026, was 26,364,882.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNIVERSAL LOGISTICS HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	October 3, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$15,280	$26,846
Marketable securities	—	10,351
Accounts receivable – net of allowance for credit losses of $5,725 and $3,908, respectively	289,980	261,337
Contract receivable	29,026	29,026
Other receivables	32,609	28,440
Prepaid expenses and other	32,802	25,811
Due from affiliates	2,139	1,031
Total current assets	401,836	382,842
Property and equipment – net of accumulated depreciation of $516,985 and $467,488, respectively	776,975	819,495
Operating lease right-of-use asset	129,890	169,362
Goodwill	105,618	105,618
Intangible assets – net of accumulated amortization of $88,791 and $80,304, respectively	100,125	108,613
Contract receivable, net of current portion	168,384	182,580
Deferred income taxes	1,092	1,092
Other assets	1,195	2,386
Total assets	$1,685,115	$1,771,988
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,863	$61,053
Current portion of long-term debt	95,234	114,850
Current portion of operating lease liabilities	23,130	29,376
Accrued expenses and other current liabilities	57,374	59,475
Insurance and claims	40,298	28,130
Due to affiliates	22,496	17,160
Income taxes payable	10,140	8,050
Total current liabilities	321,535	318,094
Long-term liabilities:
Long-term debt, net of current portion	582,820	682,721
Operating lease liabilities, net of current portion	111,824	144,425
Deferred income taxes	89,783	82,398
Other long-term liabilities	4,438	3,995
Total long-term liabilities	788,865	913,539
Stockholders' equity:
Common stock, no par value. Authorized 100,000,000 shares; 26,377,199 and 26,336,137 shares issued; 26,364,882 and 26,330,058 shares outstanding, respectively	26,377	26,336
Paid-in capital	6,392	5,457
Treasury stock, at cost; 12,317 and 6,079 shares	(304)	(192)
Retained earnings	544,598	512,088
Accumulated other comprehensive (loss):
Interest rate swap, net of income taxes of $0 and $96, respectively	—	245
Foreign currency translation adjustments	(2,348)	(3,579)
Total stockholders’ equity	574,715	540,355
Total liabilities and stockholders’ equity	$1,685,115	$1,771,988

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Operating revenues:
Truckload services	$48,947	$50,419	$127,964	$134,119
Brokerage services	21,133	18,011	57,335	57,847
Intermodal services	52,051	63,966	142,774	200,165
Dedicated services	88,842	86,171	261,065	253,007
Value-added services	183,076	178,219	551,809	527,832
Total operating revenues	394,049	396,786	1,140,947	1,172,970
Operating expenses:
Purchased transportation and equipment rent	68,165	80,063	195,857	241,314
Direct personnel and related benefits	169,241	176,572	510,242	509,105
Operating supplies and expenses	55,387	55,938	160,001	157,608
Commission expense	4,470	4,271	13,123	12,922
Occupancy expense	13,778	13,738	45,602	36,794
General and administrative	14,492	13,625	45,580	40,828
Insurance and claims	6,496	8,494	31,617	23,057
Depreciation and amortization	31,915	35,499	100,742	107,190
(Gain) loss on disposal of property and equipment	(2,660)	1,585	(48,382)	1,578
Impairment expense	—	124,411	3,886	124,411
Total operating expenses	361,284	514,196	1,058,268	1,254,807
Income (loss) from operations	32,765	(117,410)	82,679	(81,837)
Interest income	2,477	2,855	7,632	8,522
Interest expense	(11,221)	(12,840)	(36,642)	(35,583)
Other non-operating income	—	833	293	1,560
Income (loss) before income taxes	24,021	(126,562)	53,962	(107,338)
Income tax expense (benefit)	5,879	(8,624)	13,145	(3,730)
Net income (loss)	$18,142	$(117,938)	$40,817	$(103,608)
Earnings per common share:
Basic	$0.69	$(4.48)	$1.55	$(3.94)
Diluted	$0.69	$(4.48)	$1.55	$(3.93)
Weighted average number of common shares outstanding:
Basic	26,367	26,330	26,363	26,327
Diluted	26,367	26,340	26,363	26,341
Dividends declared per common share	$0.105	$0.105	$0.315	$0.315

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income (loss)	$18,142	$(117,938)	$40,817	$(103,608)
Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swap, net of income taxes of $0, $(43), $20 and $(274), respectively	—	(126)	119	(771)
Realized gain on interest rate swap reclassified into income, net of taxes of $0, $0, $(117) and $0, respectively	—	—	(364)	—
Foreign currency translation adjustments	(1,647)	2,032	1,231	183
Total other comprehensive income (loss)	(1,647)	1,906	986	(588)
Total comprehensive income (loss)	$16,495	$(116,032)	$41,803	$(104,196)

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	October 3, 2026	September 27, 2025
Cash flows from operating activities:
Net income (loss)	$40,817	$(103,608)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,742	107,190
Noncash lease expense	20,477	22,669
Impairment expense	3,886	124,411
Gain on marketable equity securities	(286)	(1,185)
(Gain) loss on disposal of property and equipment	(48,382)	1,578
Amortization of debt issuance costs	868	723
Stock-based compensation	976	457
Write-off of debt issuance costs	1,261	—
Provision for credit losses	2,149	(44)
Debt prepayment penalty reclassified to financing activities	727	—
Deferred income taxes	7,385	(2,508)
Change in assets and liabilities:
Trade and other accounts receivable	(35,210)	10,313
Contract receivable, prepaid expenses and other assets	8,043	(10,460)
Principal reduction in operating lease liabilities	(22,777)	(23,446)
Accounts payable, accrued expenses, income taxes payable, insurance and claims and other current liabilities	27,976	8,100
Due to/from affiliates, net	4,227	3,423
Other long-term liabilities	443	(1,691)
Net cash provided by operating activities	113,322	135,922
Cash flows from investing activities:
Capital expenditures	(55,116)	(191,322)
Proceeds from the sale of property and equipment	48,572	6,534
Proceeds from the sale of marketable securities	10,637	2,984
Net cash provided by (used in) investing activities	4,093	(181,804)
Cash flows from financing activities:
Proceeds from borrowing - revolving debt	354,101	435,361
Repayments of debt - revolving debt	(311,630)	(362,113)
Proceeds from borrowing - term debt	31,085	80,320
Repayments of debt - term debt	(194,102)	(89,195)
Prepayment penalties on term debt	(727)	—
Capitalized financing costs	(1,099)	—
Dividends paid	(8,307)	(8,293)
Purchases of treasury stock	(112)	(85)
Net cash (used in) provided by financing activities	(130,791)	55,995
Effect of exchange rate changes on cash and cash equivalents	1,810	(2,083)
Net (decrease) increase in cash	(11,566)	8,030
Cash and cash equivalents – beginning of period	26,846	19,351
Cash and cash equivalents – end of period	$15,280	$27,381
Supplemental cash flow information:
Cash paid for interest	$36,345	$32,268
Cash paid for income taxes	$5,871	$18,844
Non-cash investing and financing activities:

During the thirty-nine week period ended October 3, 2026, the Company had non-cash activities resulting from the receipt of real property with a fair value of $55.6 million as partial consideration for the sale of real property to an affiliate. See Note 11 "Transactions with Affiliates" for further information. During the thirty-nine week period ended September 27, 2025, the Company had non-cash activities resulting from the $2.8 million of declared dividends that were unpaid as of the end of the period.

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

	Common stock	Paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances – December 31, 2024	$26,320	$5,016	$(107)	$623,018	$(7,224)	$647,023
Net income	—	—	—	6,014	—	6,014
Comprehensive loss	—	—	—	—	(4,256)	(4,256)
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	13	372	—	—	—	385
Balances – March 29, 2025	$26,333	$5,388	$(107)	$626,268	$(11,480)	$646,402
Net income	—	—	—	8,316	—	8,316
Comprehensive income	—	—	—	—	1,762	1,762
Dividends ($0.105 per share)	—	—	—	(2,765)	—	(2,765)
Stock based compensation	3	60	—	—	—	63
Purchases of treasury stock	—	—	(85)	—	—	(85)
Balances - June 28, 2025	$26,336	$5,448	$(192)	$631,819	$(9,718)	$653,693
Net loss	—	—	—	(117,938)	—	(117,938)
Comprehensive income	—	—	—	—	1,906	1,906
Dividends ($0.105 per share)	—	—	—	(2,764)	—	(2,764)
Stock based compensation	—	9	—	—	—	9
Balances – September 27, 2025	$26,336	$5,457	$(192)	$511,117	$(7,812)	$534,906

Balances – December 31, 2025	$26,336	$5,457	$(192)	$512,088	$(3,334)	$540,355
Net loss	—	—	—	(3,511)	—	(3,511)
Comprehensive income	—	—	—	—	3,559	3,559
Dividends ($0.105 per share)	—	—	—	(2,770)	—	(2,770)
Stock based compensation	40	914	—	—	—	954
Balances – April 4, 2026	$26,376	$6,371	$(192)	$505,807	$225	$538,587
Net income	—	—	—	26,186	—	26,186
Comprehensive loss	—	—	—	—	(926)	(926)
Dividends ($0.105 per share)	—	—	—	(2,769)	—	(2,769)
Stock based compensation	1	12	—	—	—	13
Purchases of treasury stock	—	—	(45)	—	—	(45)
Balances - July 4, 2026	$26,377	$6,383	$(237)	$529,224	$(701)	$561,046
Net income	—	—	—	18,142	—	18,142
Comprehensive income (loss)	—	—	—	—	(1,647)	(1,647)
Dividends ($0.105 per share)	—	—	—	(2,768)	—	(2,768)
Stock based compensation	—	9	—	—	—	9
Purchases of treasury stock	—	—	(67)	—	—	(67)
Balances – October 3, 2026	$26,377	$6,392	$(304)	$544,598	$(2,348)	$574,715

See accompanying notes to consolidated financial statements.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)
Basis of Presentation

The accompanying unaudited consolidated financial statements of Universal Logistics Holdings, Inc. and its wholly owned subsidiaries (“Universal”) have been prepared by the Company’s management. In these notes, the terms “us,” “we,” “our,” or the “Company” refer to Universal and its consolidated subsidiaries. In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 2025 and 2024 and for each of the years in the three-year period ended December 31, 2025 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates, and operating results for the thirteen and thirty-nine weeks ended October 3, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Our fiscal year ends on December 31 and consists of four quarters, each with thirteen weeks. There were no material changes in significant accounting policies from those described in the Form 10-K, other than as otherwise disclosed in these notes to unaudited consolidated financial statements.

The Company made certain immaterial reclassifications to items in its prior financial statements so that their presentation is consistent with the format in the financial statements for the period ended October 3, 2026. These reclassifications, however, had no effect on reported consolidated net income, comprehensive income, earnings per common share, cash flows, total assets or stockholders’ equity as previously reported.

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

During each of the thirty-nine week periods ended October 3, 2026 and September 27, 2025, two original equipment manufacturers in the automotive industry accounted for approximately 32% and 29% of our total operating revenues, respectively.

In 2024, the Company completed a specialty project development arrangement for a customer that was accounted for as a single performance obligation. The Company has a related contract receivable with amounts payable in 120 equal monthly installments, including interest. During the thirteen week periods ended October 3, 2026 and September 27, 2025, the Company recorded interest income of $2.5 million and $2.8 million, respectively. During the thirty-nine week periods ended October 3, 2026 and September 27, 2025, the Company recorded interest income of $7.6 million and $8.5 million, respectively. As of October 3, 2026, the remaining impact of this arrangement relates primarily to the collection of the related contract receivable and associated interest income.

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

The following table sets forth market value, cost basis, and unrealized gains on equity securities (in thousands):

	October 3, 2026	December 31, 2025
Fair value	$—	$10,351
Cost basis	—	5,335
Unrealized gain	$—	$5,016

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities (in thousands):

	October 3, 2026	December 31, 2025
Gross unrealized gains	$—	$5,259
Gross unrealized losses	—	(243)
Net unrealized gains	$—	$5,016

The following table sets forth the Company’s net realized gains (losses) on marketable securities (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Realized gain
Sale proceeds	$—	$663	$10,637	$2,984
Basis of securities sold	—	554	10,351	2,547
Realized gain	$—	$109	$286	$437

Realized gain, net of taxes	$—	$98	$217	$412

During the thirteen-week and thirty-nine week periods ended September 27, 2025, the Company recognized a net unrealized pre-tax gain of approximately $484,000 and $748,000, respectively, on its marketable equity securities portfolio, which was reported in other non-operating income for the period.

(5)
Allowance for Credit Losses

The allowance for credit losses is our best estimate of the amount of expected credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience, specific customer collection issues, the aging of our outstanding accounts receivable, and the credit quality of our customers. In determining our allowance for credit losses, we also consider current conditions and forecasts of future economic conditions and their expected impact on collections. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Following is a summary of the activity in the allowance for credit losses during the thirty-nine weeks ended October 3, 2026 and September 27, 2025 (in thousands):

	Thirty-nine Weeks Ended
	October 3, 2026	September 27, 2025
Balance at beginning of year	$3,908	$7,806
Provision (reversals) for credit losses	2,149	(44)
Uncollectible accounts written off	(332)	(2,276)
Balance at end of period	$5,725	$5,486

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

Inventories are comprised of the following (in thousands):

	October 3, 2026	December 31, 2025
Finished goods	$8,751	$8,451
Raw materials and supplies	1,160	1,442
Total	$9,911	$9,893

(7)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	October 3, 2026	December 31, 2025
Accrued payroll	$28,159	$28,587
Accrued payroll taxes	3,299	1,877
Driver escrow liabilities	1,153	2,769
Legal settlements and claims	3,300	2,900
Commissions, other taxes and other	21,463	23,342
Total	$57,374	$59,475

(8)
Debt

Debt is comprised of the following (in thousands):

	Interest Rates at October 3, 2026	October 3, 2026	December 31, 2025
Outstanding Debt:
Revolving Credit Facility (1)	5.41%	$259,851	$217,380
CTL Financing (2)	6.84%	181,202	193,324
Equipment Financing (3)	2.88% to 7.22%	240,682	286,317
Real Estate Facility (4)	NA	—	105,260
Unamortized debt issuance costs		(3,681)	(4,710)
		678,054	797,571
Less current portion of long-term debt		95,234	114,850
Total long-term debt, net of current portion		$582,820	$682,721

(1) In September 2026, certain of our subsidiaries entered into a Fourth Amendment to the Revolving Credit Facility. The amendment reduced aggregate revolving commitments from $500.0 million to $350.0 million and extended the commitment period and maturity date from September 30, 2027 to September 30, 2029. The amendment also reset the facility’s uncommitted accordion to permit the borrowers to request up to $150.0 million of incremental revolving commitments, subject to lender agreement and satisfaction of specified conditions. Borrowings under the Revolving Credit Facility bear interest at index-adjusted SOFR, or a base rate, plus an applicable margin based on the leverage ratio specified in the Credit Agreement. The Revolving Credit Facility is secured by a first-priority pledge of the equity interests of applicable subsidiaries and first-priority perfected security interests in cash, deposits, accounts receivable and selected other assets of the applicable borrowers. The facility contains customary affirmative and negative covenants, events of default and financial covenants requiring minimum fixed-charge coverage and maximum leverage ratios. At October 3, 2026, approximately $90.1 million of revolving commitments remained unused, and we were in compliance with all covenants under the facility.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(8)
Debt – continued

(2) In October 2025, we completed a credit tenant lease (“CTL”) financing transaction by issuing a senior secured promissory note in the principal amount of $195.9 million. We used the net proceeds of the CTL financing to repay existing indebtedness. The note bears interest at a fixed rate of 6.84% per annum and matures on November 15, 2034. The note is secured primarily by our interests under a long-term composite sublease agreement. The CTL financing is generally non-recourse to the Company and its subsidiaries, subject to specified recourse obligations under indemnity and guaranty arrangements relating to environmental matters, lease-term compliance and certain representations, warranties and covenants. At October 3, 2026, we were in compliance with all covenants under the note.

(3) Our Equipment Financing consists of a series of promissory notes issued by wholly owned subsidiaries. The equipment notes are secured by liens on specific titled vehicles and operating equipment. The notes are generally payable in monthly installments over terms of approximately 60 months and bear interest at fixed rates ranging from 2.88% to 7.22%. One equipment note is payable over a 72-month term and bears interest at Term SOFR plus an applicable margin of 2.25%.

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

There were no similar financial assets held by the Company and measured at fair value on a recurring basis at October 3, 2026.

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

The carrying value and estimated fair value of these promissory notes at October 3, 2026 and December 31, 2025 are summarized as follows:

	October 3, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Equipment promissory notes	$229,064	$227,520	$272,726	$274,363
CTL promissory note	$181,202	$173,222	$193,324	$193,792

The Company has not elected the fair value option for any of its financial instruments.

(10)
Leases

As of October 3, 2026, our obligations under operating lease arrangements primarily related to the rental of office space, warehouses, freight distribution centers, terminal yards and equipment. Right-of-use assets represent our right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments resulting from the lease agreement. We recognize a right-of-use asset and a lease liability on the effective date of a lease agreement. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. Our incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, we use uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate.

Our lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Options to extend or terminate an agreement are included in the lease term when it becomes reasonably certain the option will be exercised. As of October 3, 2026, we were not reasonably certain of exercising any renewal or termination options, and as such, no adjustments were made to the right-of-use lease assets or corresponding liabilities.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)
Leases – continued

The following table summarizes lease costs for the thirteen weeks and thirty-nine weeks ended October 3, 2026 and September 27, 2025 (in thousands):

	Thirteen Weeks Ended October 3, 2026
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$5,920	$5,564	$11,484
Short-term lease cost	488	960	1,448
Variable lease cost	159	1,423	1,582
Total lease cost	$6,567	$7,947	$14,514

	Thirteen Weeks Ended September 27, 2025
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$4,438	$4,974	$9,412
Short-term lease cost	1	3,395	3,396
Variable lease cost	101	965	1,066
Total lease cost	$4,540	$9,334	$13,874

	Thirty-nine Weeks Ended October 3, 2026
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$20,245	$16,981	$37,226
Short-term lease cost	1,196	1,857	3,053
Variable lease cost	652	4,197	4,849
Total lease cost	$22,093	$23,035	$45,128

	Thirty-nine Weeks Ended September 27, 2025
	With Affiliates	With Third Parties	Total
Lease cost
Operating lease cost	$11,259	$17,363	$28,622
Short-term lease cost	214	10,960	11,174
Variable lease cost	544	3,445	3,989
Total lease cost	$12,017	$31,768	$43,785

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(10)
Leases – continued

The following table summarizes other lease related information as of and for the thirty-nine week periods ended October 3, 2026 and September 27, 2025 (in thousands):

	October 3, 2026
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$17,880	$16,912	$34,792
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,880	$3,091	$4,971
Right-of-use asset change due to lease termination	$(26,145)	$(1,314)	$(27,459)
Weighted-average remaining lease term (in years)	8.6	1.3	6.9
Weighted-average discount rate	12.0%	6.6%	10.9%

	September 27, 2025
	With Affiliates	With Third Parties	Total
Other information
Cash paid for amounts included in the measurement of operating leases	$10,763	$18,384	$29,147
Right-of-use assets obtained in exchange for new operating lease liabilities	$57,011	$2,440	$59,451
Right-of-use asset change due to lease termination	$—	$(6,721)	$(6,721)
Future right-of-use asset change due to a lease signed with a future commencement date	$48,058	$—	$48,058
Weighted-average remaining lease term (in years)	7.8	2.5	6.0
Weighted-average discount rate	10.4%	6.6%	9.4%

Future minimum lease payments under these operating leases as of October 3, 2026, are as follows (in thousands):

	With Affiliates	With Third Parties	Total
2026 (remaining)	$4,657	$5,120	$9,777
2027	18,423	22,119	40,542
2028	18,786	17,089	35,875
2029	18,699	13,507	32,206
2030	19,047	10,895	29,942
Thereafter	87,100	13,406	100,506
Total required lease payments	$166,712	$82,136	$248,848
Less amounts representing interest			(113,894)
Present value of lease liabilities			$134,954

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

We also purchase other services from affiliates. The following is a schedule of cost incurred and included in operating expenses for services provided by affiliates for the thirteen weeks and thirty-nine weeks ended October 3, 2026 and September 27, 2025, respectively (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Insurance	$26,211	$24,451	$86,443	$69,097
Real estate rent and related costs	8,958	3,218	25,671	12,169
Administrative support services	2,992	1,456	7,599	5,185
Truck fuel, maintenance and other operating costs	1,980	2,225	5,528	6,263
Total	$40,141	$31,350	$125,241	$92,714

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

We also purchase employee medical, workers’ compensation, property and casualty, cargo, warehousing and other general liability insurance from an affiliated insurance company. In our Consolidated Balance Sheets, we record our insured claims liability and the related recovery in insurance and claims, and other receivables. At October 3, 2026 and December 31, 2025, there were $19.5 million and $18.0 million, respectively, included in each of these accounts for insured claims.

Other services from affiliates, including contracted transportation services, are delivered to us on a per-transaction basis or pursuant to separate contractual arrangements provided in the ordinary course of business. At October 3, 2026 and December 31, 2025, amounts due to affiliates were $22.5 million and $17.2 million, respectively.

During the thirty-nine weeks ended October 3, 2026 and September 27, 2025, we contracted with an affiliate to provide real property improvements for us totaling $0.5 million and $4.4 million, respectively.

During the thirty-nine weeks ended October 3, 2026, we purchased trailers from an affiliate totaling $0.5 million. There were no such purchases during the thirty-nine weeks ended September 27, 2025.

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

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(11)
Transactions with Affiliates – continued

The following table summarizes services provided to affiliates for the thirteen weeks and thirty-nine weeks ended October 3, 2026 and September 27, 2025 (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Contracted transportation services	$1,834	$108	$3,449	$521
Facilities and related support	—	72	57	948
Total	$1,834	$180	$3,506	$1,469

At October 3, 2026 and December 31, 2025, amounts due from affiliates were $2.1 million and $1.0 million, respectively.

During the thirty-nine weeks ended October 3, 2026 and September 27, 2025, we sold used equipment to affiliates totaling $2.3 million and $0.4 million, respectively.

As previously disclosed in our Current Report on Form 8-K filed June 26, 2026, in June 2026, we sold a real property facility located in Kearny, New Jersey (the “Kearny Facility”) to Lakeshore Ventures LLC, an affiliate. In exchange, we received cash consideration of approximately $38.0 million and all of the outstanding membership interests of Passaic Ventures LLC (“Passaic”). Passaic owns a real property facility located in Newark, New Jersey (the “Newark Facility”), which is utilized in our intermodal operations and was previously leased by the Company. See Note 10, “Leases,” for further information regarding right-of-use asset change due to lease termination. The Newark Facility had a fair value of approximately $55.6 million and represents substantially all of the assets of Passaic. The Kearny Facility had a fair value of $93.6 million. The fair values of each facility were established by independent third-party appraisals.

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

We evaluated the acquisition of Passaic under ASC 805, Business Combinations, to determine whether Passaic constitutes a “business” as defined therein. Because substantially all of the fair value of Passaic’s assets is concentrated in a single identifiable asset, the Newark Facility, Passaic does not meet the definition of a business, and the transaction has been accounted for as an asset acquisition. No goodwill has been recognized in connection with the acquisition.

(12)
Earnings Per Share

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding, excluding outstanding non-vested restricted stock. Diluted earnings per common share include dilutive common stock equivalents determined by the treasury stock method. For the thirteen weeks and thirty-nine weeks ended October 3, 2026, 501 and 548 weighted average non-vested shares of restricted stock, respectively, were included in the denominator for the calculation of diluted earnings per share. For the thirteen weeks and thirty-nine weeks ended September 27, 2025, 40,471 and 58,034 weighted average non-vested shares of restricted stock, respectively, were included in the denominator for the calculation of diluted earnings per share.

In each of the thirteen weeks and thirty-nine weeks ended October 3, 2026, we excluded 93,709 shares of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive. In the thirteen weeks and thirty-nine weeks ended September 27, 2025, we excluded 57,585 and 40,022 shares, respectively, of non-vested restricted stock from the calculation of diluted earnings per share because such shares were anti-dilutive.

(13)
Dividends

On July 31, 2026, our Board of Directors declared a cash dividend of $0.105 per share of common stock, paid on October 1, 2026 to stockholders of record at the close of business on September 1, 2026. Declaration of future cash dividends is subject to final determination by the Board each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board deems relevant.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(14)
Income Taxes

Income tax expense for the thirteen and thirty-nine weeks ended October 3, 2026 was $5.9 million and $13.1 million representing an effective tax rate of 24.5% and 24.4%, respectively. Income tax benefit for the thirteen and thirty-nine weeks ended September 27, 2025 was $8.6 million and $3.7 million representing an effective tax rate of 6.8% and 3.5%, respectively. The 2026 effective tax rate is primarily driven by U.S. state income tax partially offset by income/(losses) earned in foreign jurisdictions with a statutory rate different than the United States. The 2025 effective tax rate was primarily driven by the non-tax-deductible goodwill impairment charge partially offset by U.S. state income tax.

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

The following tables summarize financial information about our reportable segments for the thirteen week and thirty-nine week periods ended October 3, 2026 and September 27, 2025 (in thousands):

	Thirteen Weeks Ended October 3, 2026
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$271,918	$53,076	$69,049	$6	$394,049

Operating expenses:
Purchased transportation and equipment rent	599	14,275	51,184	2,107	68,165
Direct personnel and related benefits	154,248	13,286	1,707	—	169,241
Operating supplies and expenses	43,533	11,113	3,111	(2,370)	55,387
Commission expense	—	634	3,836	—	4,470
Occupancy expense	12,531	1,154	100	(7)	13,778
Depreciation and amortization	20,527	4,377	2,881	4,130	31,915
Other segment expenses (3)	17,557	5,585	1,855	(6,669)	18,328
Total operating expenses	248,995	50,424	64,674	(2,809)	361,284
Income from operations	$22,923	$2,652	$4,375	$2,815	$32,765

(1) Total operating revenues are presented net of intersegment revenues eliminated in consolidation. Intersegment revenues eliminated in consolidation were $0.1 million in contract logistics, $0.2 million in intermodal and $0.0 million in trucking.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment items primarily include general and administrative expense, insurance and claims expense, gains/losses on disposals of property and equipment, and other corporate allocations.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(15)
Segment Reporting – continued

	Thirteen Weeks Ended September 27, 2025
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$264,390	$64,679	$67,716	$1	$396,786

Operating expenses:
Purchased transportation and equipment rent	2,259	26,088	48,995	2,721	80,063
Direct personnel and related benefits	156,857	17,489	2,223	3	176,572
Operating supplies and expenses	42,813	11,591	4,281	(2,747)	55,938
Commission expense	2	638	3,631	—	4,271
Occupancy expense	8,587	6,080	64	(993)	13,738
Depreciation and amortization	21,798	5,325	2,491	5,885	35,499
Other segment expenses (3)	18,354	132,584	2,117	(4,940)	148,115
Total operating expenses	250,670	199,795	63,802	(71)	514,196
Income from operations	$13,720	$(135,116)	$3,914	$72	$(117,410)

(1) Total operating revenues are presented net of intersegment revenues eliminated in consolidation. Intersegment revenues eliminated in consolidation were $0.2 million in contract logistics, $1.3 million in intermodal and $0.0 million in trucking.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment items primarily include general and administrative expense, insurance and claims expense, gains/losses on disposals of property and equipment, impairment expense, and other corporate allocations.

	Thirty-nine Weeks Ended October 3, 2026
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$812,875	$145,007	$183,059	$6	$1,140,947

Operating expenses:
Purchased transportation and equipment rent	2,565	46,730	137,005	9,557	195,857
Direct personnel and related benefits	461,888	42,892	5,462	—	510,242
Operating supplies and expenses	127,512	31,473	6,653	(5,637)	160,001
Commission expense	—	2,200	10,923	—	13,123
Occupancy expense	35,096	11,124	250	(868)	45,602
Depreciation and amortization	63,982	13,878	8,727	14,155	100,742
Other segment expenses (3)	56,838	17,624	6,242	(48,003)	32,701
Total operating expenses	747,881	165,921	175,262	(30,796)	1,058,268
Income from operations	$64,994	$(20,914)	$7,797	$30,802	$82,679

(1) Total operating revenues are presented net of intersegment revenues eliminated in consolidation. Intersegment revenues eliminated in consolidation were $0.6 million in contract logistics, $1.3 million in intermodal and $0.1 million in trucking.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment items primarily include general and administrative expense, insurance and claims expense, gains/losses on disposals of property and equipment, impairment expense and other corporate allocations.

UNIVERSAL LOGISTICS HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

(15)
Segment Reporting – continued

	Thirty-nine Weeks Ended September 27, 2025
	Contract Logistics	Intermodal	Trucking	Other (2)	Total

Total operating revenues (1)	$780,839	$204,290	$187,368	$473	$1,172,970

Operating expenses:
Purchased transportation and equipment rent	7,843	88,527	137,247	7,697	241,314
Direct personnel and related benefits	452,766	50,612	5,723	4	509,105
Operating supplies and expenses	124,712	31,651	9,675	(8,430)	157,608
Commission expense	22	1,807	11,092	1	12,922
Occupancy expense	22,738	16,051	167	(2,162)	36,794
Depreciation and amortization	64,357	20,365	6,887	15,581	107,190
Other segment expenses (3)	49,052	146,778	7,134	(13,090)	189,874
Total operating expenses	721,490	355,791	177,925	(399)	1,254,807
Income from operations	$59,349	$(151,501)	$9,443	$872	$(81,837)

(1) Total operating revenues are presented net of intersegment revenues eliminated in consolidation. Intersegment revenues eliminated in consolidation were $0.4 million in contract logistics, $3.5 million in intermodal and $0.0 million in trucking.

(2) Credits within other non-reportable include allocations and eliminations to the other reportable segments.

(3) Other segment items primarily include general and administrative expense, insurance and claims expense, gains/losses on disposals of property and equipment, impairment expense and other corporate allocations.

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

At October 3, 2026, approximately 36% of our employees were subject to collective bargaining agreements that are renegotiated periodically, approximately 4% of which are subject to contracts that expire in 2026. While the Company expects to negotiate successor agreements in the ordinary course of business, there can be no assurance that such negotiations will be completed without increased labor costs, work stoppages or other disruptions that could adversely affect the Company’s operations, financial condition or results of operations.

(17)
Subsequent Events

On October 29, 2026, our Board of Directors declared a cash dividend of $0.105 per share of common stock, payable on January 6, 2027 to stockholders of record at the close of business on December 1, 2026. Declaration of future cash dividends is subject to final determination by the Board each quarter after its review of our financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board deems relevant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events, future financial performance, anticipated demand for our services, expected operating results, future capital expenditures, liquidity, financing arrangements, debt reduction and capital allocation, covenant compliance and borrowing capacity, the expected performance of operating initiatives, improvement in our intermodal operations, market conditions, business strategies and other matters that are not historical facts. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions.

These forward-looking statements are based on management’s current beliefs, expectations and assumptions regarding future events and are subject to risks, uncertainties and other factors, many of which are beyond our control. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include, among others, changes in freight demand, customer activity levels, automotive and industrial production, labor availability and costs, fuel prices, insurance costs, interest rates, capital expenditures, our ability to implement operating and cost-reduction initiatives and improve intermodal performance, our ability to comply with financial covenants and access unused or incremental revolving commitments, litigation and regulatory developments, the performance of customers and other counterparties, including those supporting the CTL financing, the availability of qualified owner-operators and drivers, the impact of inflationary pressures, the strength of the U.S. economy, the timing and success of cost reduction initiatives, changes in laws and regulations, cybersecurity risks, supply chain disruptions, and the other risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Contract Logistics is our largest business and includes value-added logistics programs and dedicated transportation services, complemented by our Intermodal and Trucking operations. For the thirteen weeks ended October 3, 2026, Contract Logistics represented approximately 69.0% of consolidated operating revenues, compared with approximately 13.5% from Intermodal and 17.5% from Trucking.

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

Current Economic Conditions

During the third quarter of 2026, operating conditions remained uneven across our businesses. Contract Logistics benefited from new value-added programs, increased volumes in certain existing value-added programs and dedicated transportation activity. Intermodal revenues remained below the prior-year period but increased sequentially from the second quarter, and the segment returned to positive income from operations. In Trucking, lower load volumes were substantially offset by higher average operating revenue per load, excluding fuel surcharges.

Freight demand and customer activity remain subject to uncertainty, particularly in certain industrial, automotive and consumer-related markets. Labor, insurance, equipment, maintenance and borrowing costs also continue to affect our results. We continue to pursue productivity improvements, cost controls, pricing initiatives and customer contract renewals in response to these conditions.

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

The following table sets forth operating revenues from each of these service categories for the thirteen weeks and thirty-nine weeks ended October 3, 2026 and September 27, 2025, expressed as a percentage of total operating revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Operating revenues:
Truckload services	12.4%	12.7%	11.2%	11.4%
Brokerage services	5.4	4.5	5.0	4.9
Intermodal services	13.2	16.1	12.5	17.1
Dedicated services	22.5	21.7	22.9	21.6
Value-added services	46.5	45.0	48.4	45.0
Total operating revenues	100.0%	100.0%	100.0%	100.0%

Results of Operations

Thirteen Weeks Ended October 3, 2026 Compared to Thirteen Weeks Ended September 27, 2025

The following tables set forth selected items derived from our consolidated statements of income for the thirteen weeks ended October 3, 2026 and September 27, 2025, expressed as a percentage of total operating revenues. The period-to-period discussion that follows should be read together with the table and focuses on the primary drivers of changes in revenues, operating expenses and profitability.

Improved execution in each of our reportable segments favorably impacted our operating margins during the third quarter of 2026, supported by meaningful progress in the turnaround of our intermodal segment.

	Thirteen Weeks Ended
	October 3, 2026		September 27, 2025		Percent Change in Dollar Amount
(Dollars in thousands)	$	%	$	%	%
Operating revenues	$394,049	100.0%	$396,786	100.0%	(0.7)%
Operating expenses:
Purchased transportation and equipment rent	68,165	17.3	80,063	20.2	(14.9)
Direct personnel and related benefits	169,241	42.9	176,572	44.5	(4.2)
Operating supplies and expenses	55,387	14.1	55,938	14.1	(1.0)
Commission expense	4,470	1.1	4,271	1.1	4.7
Occupancy expense	13,778	3.5	13,738	3.5	0.3
General and administrative	14,492	3.7	13,625	3.4	6.4
Insurance and claims	6,496	1.6	8,494	2.1	(23.5)
Depreciation and amortization	31,915	8.1	35,499	8.9	(10.1)
(Gain) loss on disposal of property and equipment	(2,660)	(0.7)	1,585	0.4	n/m
Impairment expense	—	—	124,411	31.4	n/m
Total operating expenses	361,284	91.7	514,196	129.6	(29.7)
Income from operations	32,765	8.3	(117,410)	(29.6)	(127.9)
Interest expense, net	(8,744)	(2.2)	(9,985)	(2.5)	(12.4)
Other non-operating income	—	—	833	0.2	(100.0)
Income before income taxes	24,021	6.1	(126,562)	(31.9)	(119.0)
Income tax expense	5,879	1.5	(8,624)	(2.2)	(168.2)
Net income	$18,142	4.6%	$(117,938)	(29.7)%	(115.4)%

Operating Revenues

Operating revenues decreased by $2.7 million, or 0.7%, to $394.0 million for the thirteen weeks ended October 3, 2026, from $396.8 million for the thirteen weeks ended September 27, 2025. The decrease was primarily attributable to lower volumes in our intermodal segment. The decrease was partially offset by an increase in our contract logistics segment, primarily driven by an increase in our revenue from value-added programs and strong dedicated transportation volumes.

Included in operating revenues for the thirteen weeks ended October 3, 2026, were separately identified fuel surcharges of $25.8 million, compared to $20.4 million in the prior year period.

Purchased Transportation and Equipment Rent

Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and third-party capacity providers. Purchased transportation and equipment rent was $68.2 million for the thirteen weeks ended October 3, 2026, compared to $80.1 million in the prior year period. The decrease was primarily attributable to lower transactional transportation volumes.

Direct Personnel and Related Benefits

Direct personnel and related benefits expense was $169.2 million for the thirteen weeks ended October 3, 2026, compared to $176.6 million in the prior year period. Trends in direct personnel and related benefits are generally correlated with operating facility requirements, headcount levels and labor utilization in our contract logistics segment, including value-added services and dedicated transportation, as well as the use of employee drivers in certain intermodal operations. The decrease in the current year period was primarily attributable to fewer programs at our value-added rail services business. The average number of direct employees servicing our value-added operations was 6,816 during the thirteen weeks ended October 3, 2026 compared to 7,596 during the same period last year.

Operating Supplies and Expenses

Operating supplies and expenses include items such as fuel, maintenance, utilities, communications, equipment repairs, cost of materials and other operating costs. Operating supplies and expenses were $55.4 million for the thirteen weeks ended October 3, 2026, compared to $55.9 million in the prior year period. The decrease was primarily attributable to lower maintenance expenses.

Commission Expense

Commission expense was $4.5 million for the thirteen weeks ended October 3, 2026, compared to $4.3 million in the prior year period. The change was primarily attributable to increases in revenue generated through our agent-based trucking operations.

Occupancy Expense

Occupancy expense was $13.8 million for the thirteen weeks ended October 3, 2026, compared to $13.7 million in the prior year period. The increase was primarily due to additional properties being leased under our contract logistics segment. This was partially offset by fewer properties being leased under our intermodal segment. Changes in leased facilities primarily reflect operational needs.

General and Administrative Expense

General and administrative expense was $14.5 million for the thirteen weeks ended October 3, 2026, compared to $13.6 million in the prior year period. The increase was primarily attributable to an increase in professional fees during the period.

Insurance and Claims Expense

Insurance and claims expense was $6.5 million for the thirteen weeks ended October 3, 2026, compared to $8.5 million in the prior year period. The decrease was primarily attributable to a decrease in cargo claims in the period.

Depreciation and Amortization

Depreciation and amortization expense was $31.9 million for the thirteen weeks ended October 3, 2026, compared to $35.5 million in the prior year period. The decrease is primarily attributable to certain fixed assets becoming fully depreciated.

Gain on Disposal of Property and Equipment

Gain on disposal of property and equipment was $2.7 million for the thirteen weeks ended October 3, 2026, compared to a loss on disposal of property and equipment of $1.6 million in the prior year period. The increase was primarily attributable to the gain recognized on the sale of property located in Charleston, South Carolina.

Impairment Expense

There was no impairment expense for the thirteen weeks ended October 3, 2026, compared to $124.4 million in the prior year period. The decrease was attributable to $124.4 million of impairment charges related to the intermodal reporting segment in the third quarter of 2025. The charges consisted of $101.1 million of goodwill impairment and $23.3 million of impairment related to certain customer-relationship intangible assets.

Interest Expense, Net

Net interest expense was $8.7 million for the thirteen weeks ended October 3, 2026, compared to $10.0 million in the prior year period. The change reflects a decrease in outstanding borrowings. As of October 3, 2026, total outstanding borrowings were approximately $681.7 million, compared to $827.0 million as of September 27, 2025.

Other Non-Operating Income

Other non-operating income was $0.0 million for the thirteen weeks ended October 3, 2026, compared to other non-operating income of $0.8 million in the prior year period. The activity in other non-operating income is not material.

Income Tax Expense

Income tax expense was $5.9 million for the thirteen weeks ended October 3, 2026, compared to income tax benefit of $8.6 million in the prior year period. The increase in income tax expense can be attributed to increases in pre-tax income. Our effective income tax rate was 24.5% for the thirteen weeks ended October 3, 2026, compared to 6.8% in the prior year period. The 2026 effective tax rate is primarily driven by U.S. state income tax partially offset by income/(losses) earned in foreign jurisdictions with a statutory rate different than the United States. The 2025 effective tax rate was primarily driven by the non-tax-deductible goodwill impairment charge partially offset by U.S. state income tax.

Thirty-nine Weeks Ended October 3, 2026 Compared to Thirty-nine Weeks Ended September 27, 2025

The following tables set forth selected items derived from our consolidated statements of income for the thirty-nine weeks ended October 3, 2026 and September 27, 2025, expressed as a percentage of total operating revenues. The period-to-period discussion that follows should be read together with the table and focuses on the primary drivers of changes in revenues, operating expenses and profitability.

During the first three-quarters of 2026, the gain on the sale of certain real property and improved segment execution favorably impacted our operating margins. The favorable impact was partially offset by a non-cash asset impairment expense and charges related to developments in outstanding legal matters during the period.

	Thirty-nine Weeks Ended
	October 3, 2026		September 27, 2025		Percent Change in Dollar Amount
(Dollars in thousands)	$	%	$	%	%
Operating revenues	$1,140,947	100.0%	$1,172,970	100.0%	(2.7)%
Operating expenses:
Purchased transportation and equipment rent	195,857	17.2	241,314	20.6	(18.8)
Direct personnel and related benefits	510,242	44.7	509,105	43.4	0.2
Operating supplies and expenses	160,001	14.0	157,608	13.4	1.5
Commission expense	13,123	1.2	12,922	1.1	1.6
Occupancy expense	45,602	4.0	36,794	3.1	23.9
General and administrative	45,580	4.0	40,828	3.5	11.6
Insurance and claims	31,617	2.8	23,057	2.0	37.1
Depreciation and amortization	100,742	8.8	107,190	9.1	(6.0)
(Gain) loss on disposal of property and equipment	(48,382)	(4.2)	1,578	0.1	n/m
Impairment expense	3,886	0.3	124,411	10.6	n/m
Total operating expenses	1,058,268	92.8	1,254,807	107.0	(15.7)
Income from operations	82,679	7.2	(81,837)	(7.0)	(201.0)
Interest expense, net	(29,010)	(2.5)	(27,061)	(2.3)	7.2
Other non-operating income	293	0.0	1,560	0.1	(81.2)
Income before income taxes	53,962	4.7	(107,338)	(9.2)	(150.3)
Income tax expense	13,145	1.1	(3,730)	(0.4)	(452.4)
Net income	$40,817	3.6%	$(103,608)	(8.8)%	(139.4)%

Operating Revenues

Operating revenues decreased by $32.0 million, or 2.7%, to $1,140.9 million for the thirty-nine weeks ended October 3, 2026, from $1,173.0 million for the thirty-nine weeks ended September 27, 2025. The decrease was primarily attributable to lower freight demand in our intermodal segment. The decrease was partially offset by an increase in our contract logistics segment, primarily driven by an increase in our revenue from value-added programs and strong dedicated transportation volumes.

Included in operating revenues for the thirty-nine weeks ended October 3, 2026, were separately identified fuel surcharges of $69.1 million, compared to $61.5 million in the prior year period.

Purchased Transportation and Equipment Rent

Purchased transportation and equipment rent generally increases or decreases in proportion to the revenues generated through owner-operators and third-party capacity providers. Purchased transportation and equipment rent was $195.9 million for the thirty-nine weeks ended October 3, 2026, compared to $241.3 million in the prior year period. The decrease was primarily attributable to lower transactional transportation volumes.

Direct Personnel and Related Benefits

Direct personnel and related benefits expense was $510.2 million for the thirty-nine weeks ended October 3, 2026, compared to $509.1 million in the prior year period. Trends in direct personnel and related benefits are generally correlated with operating facility requirements, headcount levels and labor utilization in our contract logistics segment, including value-added services and dedicated transportation, as well as the use of employee drivers in certain intermodal operations. The increase in the current year period was primarily attributable to certain new contract logistics programs. The increase was partially offset by fewer programs at our value-added rail services business. The average number of direct employees servicing our value-added operations was 6,957 during the thirty-nine weeks ended October 3, 2026 compared to 7,418 during the same period last year.

Operating Supplies and Expenses

Operating supplies and expenses include items such as fuel, maintenance, utilities, communications, equipment repairs, cost of materials and other operating costs. Operating supplies and expenses were $160.0 million for the thirty-nine weeks ended October 3, 2026, compared to $157.6 million in the prior year period. The increase was primarily attributable to an increase in fuel expense on company tractors as well as an increase in cost of goods sold related to our value-added heavy truck business. The increase was partially offset by a decreases in maintenance expenses.

Commission Expense

Commission expense was $13.1 million for the thirty-nine weeks ended October 3, 2026, compared to $12.9 million in the prior year period. The increase was primarily attributable to increases in revenue generated through our agent-based trucking operations.

Occupancy Expense

Occupancy expense was $45.6 million for the thirty-nine weeks ended October 3, 2026, compared to $36.8 million in the prior year period. The increase was primarily attributable to additional properties being leased within our contract logistics segment. The increase was partially offset by fewer properties being leased within our intermodal segment. Changes in leased facilities primarily reflect operational needs.

General and Administrative Expense

General and administrative expense was $45.6 million for the thirty-nine weeks ended October 3, 2026, compared to $40.8 million in the prior year period. The increase was primarily attributable to an increase in reserves related to outstanding legal matters and an increase in professional fees.

Insurance and Claims Expense

Insurance and claims expense was $31.6 million for the thirty-nine weeks ended October 3, 2026, compared to $23.1 million in the prior year period. The increase was primarily attributable to an increase in auto liability claims expense related to ongoing matters during the period.

Depreciation and Amortization

Depreciation and amortization expense was $100.7 million for the thirty-nine weeks ended October 3, 2026, compared to $107.2 million in the prior year period. Depreciation expense decreased $1.0 million and amortization expense decreased $5.4 million. The decrease in depreciation expense is primarily attributable to assets becoming fully depreciated. The decrease in amortization is due to the prior year impairment of certain customer-relationship intangible assets in our intermodal segment during the thirty-nine weeks ended September 27, 2025.

Gain on Disposal of Property and Equipment

Gain on disposal of property and equipment was $48.4 million for the thirty-nine weeks ended October 3, 2026, compared to $1.6 million in the prior year period. The increase was primarily attributable to the gain recognized on the sale of our property located in Kearny, New Jersey to an affiliate.

Impairment Expense

Impairment expense was $3.9 million for the thirty-nine weeks ended October 3, 2026, compared to $124.4 million in the prior year period. The decrease was primarily attributable to $101.1 million of goodwill impairment and $23.3 million in impairment related to certain customer-relationship intangible assets in the thirty-nine weeks ended September 27, 2025. The decrease was partially offset by an impairment charge in the thirty-nine weeks ended October 3, 2026, related to a group of tractors that are no longer expected to be utilized in operations.

Interest Expense, Net

Net interest expense was $29.0 million for the thirty-nine weeks ended October 3, 2026, compared to $27.1 million in the prior year period. The increase reflects an increase in average interest rates on our outstanding borrowings. The increase was partially offset by a decrease in total outstanding borrowings. As of October 3, 2026, total outstanding borrowings were approximately $681.7 million, compared to $827.0 million as of September 27, 2025.

Other Non-Operating Income

Other non-operating income was $0.3 million for the thirty-nine weeks ended October 3, 2026, compared to $1.6 million as of September 27, 2025. The activity in other non-operating income is not material.

Income Tax Expense

Income tax expense was $13.1 million for the thirty-nine weeks ended October 3, 2026, compared to income tax benefit of $3.7 million in the prior year period. The increase in income tax expense can be attributed to increases in pre-tax income. Our effective income tax rate was 24.4% for the thirty-nine weeks ended October 3, 2026, compared to 3.5% in the prior year period. The 2026 effective tax rate is primarily driven by U.S. state income tax partially offset by income/(losses) earned in foreign jurisdictions with a statutory rate different than the United States. The 2025 effective tax rate was primarily driven by the non-tax-deductible goodwill impairment charge partially offset by U.S. state income tax.

Segment Financial Results

We report our financial results in three reportable segments: contract logistics, intermodal and trucking. This presentation reflects the manner in which management evaluates the business, including the economic characteristics and operating performance of each segment. The following tables summarize information about our reportable segments for the thirteen week and thirty-nine week periods ended October 3, 2026 and September 27, 2025 (in thousands):

	Operating Revenues
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Contract logistics	$271,918	$264,390	$812,875	$780,839
Intermodal	53,076	64,679	145,007	204,290
Trucking	69,049	67,716	183,059	187,368
Other	6	1	6	473
Total operating revenues	$394,049	$396,786	$1,140,947	$1,172,970

	Income from Operations
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Contract logistics	$22,923	$13,720	$64,994	$59,349
Intermodal	2,652	(135,116)	(20,914)	(151,501)
Trucking	4,375	3,914	7,797	9,443
Other	2,815	72	30,802	872
Total income (loss) from operations	$32,765	$(117,410)	$82,679	$(81,837)

Thirteen Weeks Ended October 3, 2026 Compared to Thirteen Weeks Ended September 27, 2025

Contract Logistics

Operating revenues in our contract logistics segment were $271.9 million for the thirteen weeks ended October 3, 2026, compared to $264.4 million in the prior year period. The change was primarily attributable to certain new value-added programs, increases in certain existing value-added program volumes, and strong dedicated transportation volumes. The change was partially offset by fewer programs at our value-added rail services business. Included in contract logistics segment revenues for the thirteen weeks ended October 3, 2026, were separately identified fuel surcharges of $11.8 million from dedicated transportation services, compared to $8.1 million in the prior year period.

Income from operations in the contract logistics segment was $22.9 million for the thirteen weeks ended October 3, 2026, compared to $13.7 million in the prior year period. Operating margin in the contract logistics segment was 8.4% for the current year period, compared to 5.2% in the prior year period. The change in operating margin was primarily attributable to a decrease in labor costs.

Intermodal

Operating revenues in our intermodal segment were $53.1 million for the thirteen weeks ended October 3, 2026, compared to $64.7 million in the prior year period. The decrease in revenue was primarily attributable to decreases in loads, and partially offset by an increase in revenue per load, excluding fuel surcharges. Included in intermodal segment revenues for the thirteen weeks ended October 3, 2026, were separately identified fuel surcharges of $7.4 million, compared to $7.6 million in the prior year period. Intermodal segment revenues also included detention, demurrage and storage charges of $8.5 million, compared to $9.0 million in the prior year period.

Income from operations in the intermodal segment was $2.7 million for the thirteen weeks ended October 3, 2026, compared to a loss from operations of $(135.1) million in the prior year period. Operating margin in the intermodal segment was 5.0% for the current year period, compared to (208.9)% in the prior year period. The change in operating margin is primarily attributable to an impairment charge of $124.4 million in the third quarter of 2025.

Trucking

Operating revenues in our trucking segment were $69.0 million for the thirteen weeks ended October 3, 2026, compared to $67.7 million in the prior year period. The increase was primarily attributable to an increase in average operating revenue per load, excluding fuel surcharges. The increase was mostly offset by a decrease in load volumes. Included in trucking segment revenues for the thirteen weeks ended October 3, 2026, were brokerage revenues of $20.1 million, compared to $17.3 million in the prior year period, and separately identified fuel surcharges of $5.8 million, compared to $3.6 million in the prior year period.

Income from operations in the trucking segment was $4.4 million for the thirteen weeks ended October 3, 2026, compared to $3.9 million in the prior year period. Operating margin in the trucking segment was 6.3% for the current year period, compared to 5.8% in the prior year period.

Other

Income from operations in other was $2.8 million for the thirteen weeks ended October 3, 2026, compared with $0.1 million in the prior-year period. The increase primarily reflected gains on disposals of property and equipment during the current-year period.

Thirty-nine Weeks Ended October 3, 2026 Compared to Thirty-nine Weeks Ended September 27, 2025

Contract Logistics

Operating revenues in our contract logistics segment were $812.9 million for the thirty-nine weeks ended October 3, 2026, compared to $780.8 million in the prior year period. The change was primarily attributable to certain new value-added programs, increases in certain existing value-added program volumes, and strong dedicated transportation volumes. This was partially offset by fewer programs at our value-added rail services business. Included in contract logistics segment revenues for the thirty-nine weeks ended October 3, 2026, were separately identified fuel surcharges of $30.2 million from dedicated transportation services, compared to $24.1 million in the prior year period.

Income from operations in the contract logistics segment was $65.0 million for the thirty-nine weeks ended October 3, 2026, compared to $59.3 million in the prior year period. Operating margin in the contract logistics segment was 8.0% for the current year period, compared to 7.6% in the prior year period. The increase in operating margin was primarily attributable to leveraging higher revenue on a stable cost base.

Intermodal

Operating revenues in our intermodal segment were $145.0 million for the thirty-nine weeks ended October 3, 2026, compared to $204.3 million in the prior year period. The decrease was primarily attributable to decreases in load volumes. The decrease was partially offset by an increase in average operating revenue per load, excluding fuel surcharges. Included in intermodal segment revenues for the thirty-nine weeks ended October 3, 2026, were separately identified fuel surcharges of $20.0 million, compared to $23.9 million in the prior year period. Intermodal segment revenues also included detention, demurrage and storage charges of $24.1 million, compared to $31.4 million in the prior year period.

The loss from operations in the intermodal segment was $(20.9) million for the thirty-nine weeks ended October 3, 2026, compared to a loss from operations of $(151.5) million in the prior year period. Operating margin in the intermodal segment was (14.4)% for the current year period, compared to (74.2)% in the prior year period. The increase in operating margin is primarily attributable to impairment charges of $124.4 million included in the thirty-nine weeks ended September 27, 2025 and improved operational performance in the current year.

Trucking

Operating revenues in our trucking segment were $183.1 million for the thirty-nine weeks ended October 3, 2026, compared to $187.4 million in the prior year period. The decrease was primarily attributable to decreases in load volumes, which was partially offset by an increase in average operating revenue per load, excluding fuel surcharges. Included in trucking segment revenues for the thirty-nine weeks ended October 3, 2026, were brokerage revenues of $55.1 million, compared to $53.7 million in the prior year period, and separately identified fuel surcharges of $15.0 million, compared to $10.5 million in the prior year period.

Income from operations in the trucking segment was $7.8 million for the thirty-nine weeks ended October 3, 2026, compared to $9.4 million in the prior year period. Operating margin in the trucking segment was 4.3% for the current year period, compared to 5.0% in the prior year period. The decrease in operating margin is primarily due to a decrease in the mix of high-margin, specialized trucking revenue.

Other

Income from operations in other was $30.8 million for the thirty-nine weeks ended October 3, 2026, compared with $0.9 million in the prior-year period. The increase primarily reflected the $45.3 million gain recognized on the Kearny sale, partially offset by $12.3 million of legal charges and a $3.9 million impairment charge.

Liquidity and Capital Resources

Our primary uses of cash are working capital requirements, capital expenditures, debt service, dividend payments, share repurchases and acquisitions. Working capital requirements are generally driven by customer payment terms, payroll, fuel costs, insurance costs, purchased transportation costs and other operating expenses.

As of October 3, 2026, we had cash and cash equivalents of approximately $15.3 million and approximately $90.1 million of availability under our revolving credit facility. Total outstanding borrowings were approximately $681.7 million, including borrowings under our revolving credit facility, equipment financing arrangements, and approximately $181.2 million of CTL financing. The CTL financing is a long-term, fixed-rate financing supported primarily by Ford lease payments and related project collateral, and is included in consolidated debt for GAAP purposes but is excluded from the indebtedness used to calculate the leverage covenant under our revolving credit agreement. The CTL financing is generally non-recourse to the Company and its subsidiaries, except for customary limited-recourse obligations under indemnity and guaranty agreements relating to environmental matters, lease-term compliance, and certain representations, warranties, and covenants.

In September 2026, certain of our subsidiaries entered into a Fourth Amendment to our syndicated revolving credit facility. The amendment reduced aggregate revolving commitments from $500.0 million to $350.0 million, extended the commitment period from September 30, 2027 to September 30, 2029, and reset the facility’s uncommitted accordion to permit us to request up to $150.0 million of incremental revolving commitments, subject to lender agreement and satisfaction of the conditions specified in the credit agreement. At October 3, 2026, approximately $90.1 million of revolving commitments remained unused, and we were in compliance with our financial covenants.

We believe that cash generated from operations, together with available borrowings under our revolving credit facility and other financing arrangements, will be sufficient to fund our working capital needs, planned capital expenditures, debt service obligations and dividend payments for at least the next twelve months.

Capital Expenditures

In June 2026, we acquired all of the membership interests of Passaic Ventures LLC as partial consideration for the sale of a real property facility in Kearny, New Jersey. Passaic’s principal asset is a real property facility located in Newark, New Jersey, which had a fair value of approximately $55.6 million at the time of the acquisition. See Note 11 in the Notes to Consolidated Financial Statements (Unaudited) for further information. Excluding the property exchange, capital expenditures for the thirty-nine weeks ended October 3, 2026 were $55.1 million and consisted primarily of investments in transportation equipment, terminal facilities and expenditures in support of value-added programs.

For the remainder of 2026, we currently expect capital expenditures to be approximately $43.7 million. Actual spending may vary based on customer demand, equipment availability, pricing, timing of value-added opportunities, market conditions and liquidity considerations.

Discussion of Cash Flows

Net cash provided by operating activities was $113.3 million for the thirty-nine weeks ended October 3, 2026, compared with $135.9 million during the same period last year. The decrease primarily reflected lower operating results, excluding non-cash impairment charges and gains/losses on the disposal of property and equipment, and higher cash interest payments, partially offset by lower cash income tax payments. The decrease also reflected $17.3 million of cash primarily used for working capital and operating lease principal payments during the current-year period, compared with $13.8 million during the prior-year period. This change was driven largely by trade and other accounts receivable, which used $35.2 million of cash during the current-year period, compared with providing $10.3 million during the prior-year period, primarily due to the timing of customer billings and collections.

Net cash provided by investing activities was $4.1 million for the thirty-nine weeks ended October 3, 2026, compared with $181.8 million of net cash used in investing activities during the same period last year. The change primarily reflected a decrease in capital expenditures to $55.1 million from $191.3 million, due principally to the timing and level of investments in transportation equipment, terminal facilities and value-added programs. The change also reflected an increase in proceeds from sales of property and equipment to $48.6 million from $6.5 million, primarily attributable to the sale of the Kearny Facility, and an increase in proceeds from sales of marketable securities to $10.6 million from $3.0 million.

Net cash used in financing activities was $130.8 million for the thirty-nine weeks ended October 3, 2026, compared with $56.0 million of net cash provided by financing activities during the same period last year. The change primarily reflected an increase in term-debt repayments to $194.1 million from $89.2 million, including the repayment in full of our Real Estate Facility, a decrease in term-debt borrowings to $31.1 million from $80.3 million and a decrease in net borrowings under our revolving credit facility to $42.5 million from $73.2 million.

Off-Balance Sheet Arrangements

As of October 3, 2026, we had no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

A summary of our critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies during the thirty-nine weeks ended October 3, 2026.

Seasonality

Our value-added logistics services experience seasonal demand patterns driven by automotive production schedules, customer shutdown periods and model changeovers. Transportation services are also affected by weather patterns, holiday shipping schedules and changes in customer production levels.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the thirty-nine weeks ended October 3, 2026, we sold our remaining marketable equity securities, repaid the Real Estate Facility and settled the related interest-rate swap. As a result, we no longer have material market risk associated with marketable equity securities or the interest-rate swap. At October 3, 2026, we had approximately $271.5 million of variable-rate borrowings. Assuming those borrowings remained constant for a full year, a hypothetical 100-basis-point increase in interest rates would increase annual interest expense by approximately $2.7 million. There were no other material changes in the Company’s market-risk exposure described in Part II, Item 7A of our 2025 Form 10-K.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 3, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 3, 2026.

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

Remediation Activities

Management, with oversight from the Audit Committee of the Board of Directors, continues to implement measures designed to remediate the material weakness described above. During the quarter ended October 3, 2026, the Company continued to enhance its internal control environment through the following actions:

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

Changes in Internal Control over Financial Reporting

Except for the remediation measures described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended October 3, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended July 4, 2026.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Purchases

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
July 5, 2026 - August 1, 2026	—		$—	—	513,251
August 2, 2026 - August 29, 2026	1,500	(2)	$20.07	—	513,251
August 30, 2026 - October 3, 2026	1,894	(2)	$19.01	—	513,251
Total	3,394		$19.48	—	513,251

(1) On July 29, 2021, the Company announced that it had been authorized to purchase up to 1,000,000 shares of its common stock from time to time in the open market. As of October 3, 2026, 513,251 shares remain available under this authorization. No specific expiration date has been assigned to the authorization.

(2) Consists of 1,500 shares of common stock acquired on August 9, 2026 by the Company from an employee for a total of $30,100 and 1,894 shares of common stock acquired on September 6, 2026 by the Company from an employee for a total of $36,000, in each case upon the Company exercising its right of first refusal pursuant to restricted stock bonus award agreements.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended October 3, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Designation	Description	Method of Filing

Exhibit 3.1	Articles of Incorporation, dated April 25, 2025.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 2, 2025 (a)

Exhibit 3.2	Bylaws.	Filed as Exhibit 3.2 to our Current Report on Form 8-K filed May 2, 2025. (a)

Exhibit 10.1

Fourth Amendment Agreement, dated as of September 29, 2026, among Universal Management Services, Inc., the other borrowers party thereto, KeyBank National Association, as Administrative Agent, and the lenders party thereto.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed October 1, 2026. (a)

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

Universal Logistics Holdings, Inc.
(Registrant)

Date: November 12, 2026	By:	/s/ Tim Phillips
Tim Phillips Chief Executive Officer

Date: November 12, 2026	By:	/s/ Michael Rogers
Michael Rogers Chief Financial Officer